Form 10-Q
period 2003-09-30
NATIONAL FINANCIAL PARTNERS CORP
filed 2003-11-14
CIK 1183186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

001-31781

(Commission File Number)

NATIONAL FINANCIAL PARTNERS CORP.

(Exact name of registrant as specified in its charter)

Delaware	13-4029115
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

787 Seventh Avenue, 49th Floor, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

(212) 301-4000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    ☐     No    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐    No    ☒

The number of outstanding shares of the registrant’s Common Stock, $0.10 par value, as of October 31, 2003 was 32,316,334.

National Financial Partners Corp. and Subsidiaries

Form 10-Q

Part I – Financial Information

Item 1.    Financial Statements (Unaudited)

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share data)

	(unaudited) September 30,	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$57,631	$31,814
Cash, cash equivalents and securities purchased under resale agreements in premium trust accounts	38,332	25,637
Commissions, fees, and premiums receivable, net	26,455	29,836
Due from Principals and/or certain entities they own	11,689	5,096
Notes receivable, net	6,282	3,681
Deferred tax assets	4,566	2,384
Other current assets	7,909	2,832

Total current assets	152,864	101,280

Property and equipment, net	13,264	11,971
Deferred tax assets	20,680	25,970
Intangibles, net	237,922	205,101
Goodwill, net	218,837	184,507
Notes receivable, net	8,812	11,038
Other non-current assets	1,348	1,379

Total assets	$653,727	$541,246

LIABILITIES
Current liabilities:
Premiums payable to insurance carriers	$36,515	$25,087
Bank loan	—	39,450
Income taxes payable	2,838	136
Deferred tax liabilities	5,154	5,676
Due to Principals and/or certain entities they own	18,494	18,728
Accounts payable	10,801	16,394
Accrued liabilities	15,376	11,111

Total current liabilities	89,178	116,582

Deferred tax liabilities	88,348	79,498
Accrued option expense	—	49,736
Other non-current liabilities	9,950	7,331

Total liabilities	187,476	253,147

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value: Authorized 200,000 shares; none issued	—	—
Common stock, $0.10 par value: Authorized 60,000 shares; 33,384 and 28,171 issued and 32,268 and 26,647 outstanding, respectively	3,306	2,731
Additional paid-in capital	478,652	312,432
Common stock subscribed	2,605	2,794
Stock subscription receivable	(2,605)	(2,794)
Accumulated deficit	(2,437)	(16,207)
Treasury stock, 785 and 663 shares, respectively, at cost	(13,270)	(10,857)

Total stockholders’ equity	466,251	288,099

Total liabilities and stockholders’ equity	$653,727	$541,246

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited—in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue:
Commissions and fees	$119,899	$86,791	$336,164	$251,486
Cost of services:
Commissions and fees	31,383	24,060	91,874	73,454
Operating expenses	36,863	29,270	108,108	84,826
Management fees	22,940	13,470	61,927	39,002

Total cost of services	91,186	66,800	261,909	197,282

Gross margin	28,713	19,991	74,255	54,204

Corporate and other expenses:
General and administrative (excludes option compensation)	6,028	5,652	16,585	16,269
Option compensation	177	2,714	45	6,984
Amortization and depreciation	5,292	3,759	15,261	11,262
Impairment of goodwill and intangible assets	—	1,822	9,932	1,822
Acquisition bonus and other	79	474	1,791	632
Loss on sale of subsidiaries	1,038	402	1,038	329

Total corporate and other expenses	12,614	14,823	44,652	37,298

Income from operations	16,099	5,168	29,603	16,906

Interest and other income	346	400	1,177	1,272
Interest and other expense	(998)	(1,098)	(3,023)	(2,650)

Net interest and other	(652)	(698)	(1,846)	(1,378)

Income before income taxes	15,447	4,470	27,757	15,528
Income tax expense	8,078	2,356	13,987	8,230

Net income	$7,369	$2,114	$13,770	$7,298

Earnings per share:
Basic	$0.26	$0.08	$0.49	$0.28

Diluted	$0.24	$0.07	$0.45	$0.26

Weighted average shares outstanding:
Basic	28,571	26,199	27,937	25,740

Diluted	31,004	28,806	30,556	28,130

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited—in thousands)

	Nine Months Ended September 30,
	2003	2002
Cash flow from operating activities:
Net income	$13,770	$7,298
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred taxes	(1,964)	(8,624)
Option compensation	45	6,984
Impairment of goodwill and intangible assets	9,932	1,822
Amortization of intangibles	12,201	9,390
Depreciation	3,060	1,872
Loss on disposal of subsidiary	1,038	329
Other, net	539	—
(Increase) decrease in operating assets:
Cash, cash equivalents and securities purchased under resale agreements in premium trust accounts	(12,695)	(777)
Commissions, fees and premiums receivable, net	3,381	133
Due from Principals and/or certain entities they own	(8,097)	(1,457)
Income tax receivable	—	(671)
Notes receivable – current	(2,471)	(1,060)
Other current assets	(5,077)	2,427
Notes receivable – non current	1,836	(10,897)
Other non-current assets	31	1,438
Increase (decrease) in operating liabilities:
Premiums payable to insurance carriers	11,428	(390)
Income tax payable	2,702	—
Due to Principals and/or certain entities they own	(234)	(1,692)
Accounts payable	(5,745)	(6,507)
Accrued liabilities	4,633	818
Other non-current liabilities	2,619	(326)

Net cash provided by operating activities	30,932	110
Cash flow from investing activities:
Purchases of property and equipment, net	(4,353)	(1,959)
Payments for acquired firms, net of cash acquired	(51,981)	(24,085)

Net cash (used in) investing activities	(56,334)	(26,044)

Cash flow from financing activities:
Repayment of bank loan	(159,540)	(31,750)
Proceeds from bank loan	120,090	49,100
Repayments of notes payable	—	(37)
Proceeds from initial public offering, net of offering cost	89,629	—
Proceeds from issuance of common stock	188	107
Capital contributions	361	215
Proceeds from exercise of stock options	494	—
Purchase of treasury stock	(3)	(669)

Net cash provided by financing activities	51,219	16,966

Net increase (decrease) in cash and cash equivalents	25,817	(8,968)
Cash and cash equivalents, beginning of the period	31,814	35,394

Cash and cash equivalents, end of the period	$57,631	$26,426

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$8,182	$14,112

Cash paid for interest	$2,182	$1,611

Non-cash transactions:
See Note 8

See accompanying notes to consolidated financial statements.

National Financial Partners Corp. and Subsidiaries

Notes To Consolidated Financial Statements (Unaudited)

September 30, 2003 and 2002

Note 1 – Nature of Operations

National Financial Partners Corp. (“NFP”), a Delaware corporation, was formed on August 27, 1998, but did not commence operations until January 1, 1999. NFP was capitalized by two affiliates of Apollo Management, L.P. (“Apollo”), a private equity firm, which provided an initial $125 million equity investment. The Apollo investment commitment was fulfilled during the year ended December 31, 2000. The principal business of National Financial Partners Corp. and Subsidiaries (the “Company”) is the acquisition and management of the operating companies it acquires which form a national distribution network that offers financial services including life insurance and estate planning, corporate and executive benefits and financial planning and investment advisory services to the high net-worth and small to medium-size corporate markets. As of September 30, 2003, NFP owned 133 firms located in 40 states and Puerto Rico.

In December 2002, the NFP’s Board of Directors authorized a one-for-ten reverse stock split for its common shares issued and outstanding or held in treasury. On May 19, 2003, the Company’s stockholders approved the reverse stock split which took effect on September 12, 2003. On September 23, 2003, the Company completed its sale of 4,279,146 shares (including the over-allotment) of its common stock and received proceeds, after fees and expenses, of approximately $89.6 million. All references to common shares, options and per share amounts in the accompanying consolidated financial statements for periods prior to the initial public offering (“IPO”) have been restated to reflect the reverse stock split on a retroactive basis, exclusive of fractional shares.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The unaudited interim consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position, results of operations and cash flows of the Company for the interim periods presented and are not necessarily indicative of a full year’s results.

All material intercompany balances which do not include the amounts due to or from principals and/or certain entities they own and transactions have been eliminated.

These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2002, included in NFP’s filing on Form S-1 (No. 333-105104).

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

Note 3 – Effect of New Pronouncements

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”. This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements.

At September 30, 2003, the Company had three stock-based employee compensation plans. Prior to January 1, 2003, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Stock-based employee compensation costs included in net income for periods prior to January 1, 2003 reflect options granted under those plans that had an exercise price less than the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, in accordance with SFAS No. 148, and adopted the Prospective method for transition. Awards granted under the Company’s plans vest over periods of up to five years. Therefore, the cost related to stock-based employee compensation included in the determination of net income as of September 30, 2003 and 2002 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2003	2002	2003	2002
Net income, as reported	$7,369	$2,114	$13,770	$7,298
Add stock-based employee expense included in reported net income, net of tax	33	18	92	55
Deduct total stock based employee compensation expense determined under fair-value-based method for all awards, net of tax	(512)	(462)	(1,511)	(1,378)

Pro forma net income	$6,890	$1,670	$12,351	$5,975

Pro forma earnings per share
Basic	$0.24	$0.06	$0.44	$0.23

Diluted	$0.22	$0.06	$0.40	$0.21

Note 4 – Earnings Per Share

The computations of basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2003	2002	2003	2002
Basic:
Net income	$7,369	$2,114	$13,770	$7,298

Average shares outstanding	28,540	26,199	27,926	25,740
Contingent consideration	31	—	11	—

Total	28,571	26,199	27,937	25,740

Basic earnings per share	$0.26	$0.08	$0.49	$0.28

Diluted:
Net income	$7,369	$2,114	$13,770	$7,298

Average shares outstanding	28,540	26,199	27,926	25,740
Stock held in escrow and stock subscriptions	307	381	307	381
Contingent consideration	64	—	64	—
Stock options	2,093	2,226	2,259	2,009

Total	31,004	28,806	30,556	28,130

Diluted earnings per share	$0.24	$0.07	$0.45	$0.26

Note 5 – Business Combinations

During the nine months ended September 30, 2003, the Company acquired 24 firms which offer life insurance and estate planning, corporate and executive benefits and financial planning and investment advisory services to the high net-worth and small to medium-size corporate markets. These acquisitions allow the Company to expand into desirable geographic locations, further extend its presence in the insurance services industry and increase the volume of services currently provided. The Company acquired all of the net assets of these firms in exchange for its common stock and/or cash using the purchase accounting method for recording business combinations (in thousands):

Consideration:
Cash	$50,658
Common stock	23,515
Other	1,975

Total	$76,148

Allocation of purchase price:
Net tangible assets	$3,341
Cost assigned to intangibles:
Book of business	19,358
Management contract	29,840
Trade name	564
Goodwill	23,045

Total	$76,148

In connection with these acquisitions, the Company has contingent obligations based upon the future earnings growth of the acquired entities. Future payments made under these arrangements will be recorded as upward adjustments to goodwill when the contingencies are settled. As of September 30, 2003, the maximum amount of contingent obligations for the 24 acquired firms was $90.6 million.

The following table summarizes the required disclosures of the pro forma combined entity, as if these acquisitions occurred at January 1, 2003 and 2002, respectively (in thousands, except per share amounts):

	Nine Months Ended September 30,
	2003	2002
Revenue	$341,568	$283,813
Income before taxes	$28,388	$23,893
Net income	$14,136	$12,150
Earnings per share – basic	$0.51	$0.45
Earnings per share – diluted	$0.46	$0.41

The pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred at January 1, 2003 and 2002, respectively, nor is it necessarily indicative of future operating results.

Note 6 – Goodwill and Other Intangible Assets

Goodwill:

The changes in the carrying amount of goodwill for the nine months ended September 30, 2003 are as follows (in thousands):

Balance as of December 31, 2002	$184,507
Goodwill acquired during the year, including goodwill acquired related to the deferred tax liability of $13,327	36,807
Contingent payments and restructurings	3,190
Impairment loss	(5,667)

Balance as of September 30, 2003	$218,837

Acquired intangible assets:

	As of September 30, 2003		As of December 31, 2002
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortizing identified intangible assets:
Book of business	$97,102	$(24,858)	$77,835	$(18,036)
Management contract	188,310	(25,639)	163,015	(20,260)

Total	$285,412	$(50,497)	$240,850	$(38,296)

Non-amortizing intangible assets:
Goodwill	$234,042	$(15,205)	$199,712	$(15,205)
Trade name	3,203	(196)	2,743	(196)

Total	$237,245	$(15,401)	$202,455	$(15,401)

Aggregate amortization expense for intangible assets subject to amortization for the nine months ended September 30, 2003 was $12.2 million. Intangibles related to book of business and management contract are being amortized over a 10-year period and a  25-year period, respectively. Estimated amortization expense for each of the next five years is $16.9 million per year, based on the Company’s acquisitions as of September 30, 2003. Estimated amortization expense for each of the next five years will change primarily as the Company continues to acquire firms.

Impairment of goodwill and intangible assets:

During the nine months ended September 30, 2003, the Company evaluated its amortizing (Long-lived assets) and non-amortizing intangible assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS No. 142, “Goodwill and Other Intangible Assets”, respectively.

Management proactively looks for indicators of impairment. Factors that may indicate an impairment exists, include, but are not limited to, sustained operating losses or a trend of poor operating performance, significant customer or revenue loss, litigation, overall economic conditions, and significant changes in strategy. If an indicator of impairment exists among any of the Company’s firms, the Company performs a process to identify potential impairments and if considered other-than-temporary, measures and records the amount of impairment loss.

Indicators of impairment were identified among five firms that were considered other-than-temporary. The Company compared the carrying value of each firm’s long-lived assets (book of business and management contract) to an estimate of their respective fair value. The fair value is based upon the amount at which the long-lived assets could be bought or sold in a current transaction between the Company and its principals. Based upon this impairment test, the Company deemed the following amortizing intangible assets impaired for five firms (in thousands):

Amortizing intangible asset:

Impairment loss
Management Contract	$4,158

For each firm’s non-amortizing intangible assets, the Company compared the carrying value of each firm to an estimate of its fair value. The fair value is based upon the amount at which the firm could be bought or sold in a current transaction between the Company and its principals. Based upon the impairment test, the Company deemed the following non-amortizing intangible assets impaired for five firms (in thousands):

Non-amortizing intangible assets:

Impairment loss
Trade name	$107
Goodwill	$5,667

The total impairment loss recognized in the consolidated statements of income for the nine months ended September 30, 2003 was $9.9 million.

Both the process to look for indicators of impairment and the method to compute the amount of impairment incorporate quantitative data and qualitative criteria including new information that can dramatically change the decision about the valuation of an intangible asset in a very short period of time. The determination of whether a decline in fair value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of realized losses reported in earnings could vary if management’s conclusions were different.

Note 7 – Stock Incentive Plans

On September 9, 2003, the Board of Directors approved stock option awards totaling 304,000 shares under the Company’s 2002 Stock Incentive Plan at an exercise price equal to the initial public offering price of $23.00 per share. These options will vest 20% per year and are fully vested after five years, subject to certain further restrictions of the stockholders agreement. In accordance with SFAS No. 123, the Company recorded compensation expense equal to the fair value of the options on the date of grant based on the Black-Scholes option pricing model. This model utilizes a number of assumptions in arriving at its results including an estimate of the life of the option, the risk-free interest rate at the date of grant, and the volatility of the underlying stock. The weighted average fair value of the options granted on the date of grant and the assumptions used were as follows:

Weighted average fair value options granted	$5.60
Assumptions used:
Expected volatility	27%
Risk-free interest rate	3.28%
Expected life	5 years
Dividend yield	1.74%

In the third quarter of 2003, the Company recognized less than $0.1 million in option compensation expense and expect total stock-based compensation expense for this option grant to total $0.3 million on an annualized basis.

Note 8 – Non-Cash Transactions

The following non-cash transactions occurred during the periods indicated (in thousands):

	Nine Months Ended September 30,
	2003	2002
Stock issued as consideration for acquisitions	$23,515	$23,226
Stock issued for contingent consideration and other	$1,288	$—
Treasury stock, note receivable and satisfaction of an accrued liability in exchange for partial release of an acquired firm	$1,200	$1,821
Stock repurchased in connection with divestitures of acquired firms	$615	$1,653
Stock received in exchange for satisfaction of a note receivable and/or due from principal/and or certain entities they own	$865	$814
Note receivable in exchange for satisfaction of an accrued liability	$—	$7,146

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading independent distributor of financial services products to high net worth individuals and small to medium-size corporations. Founded in 1998, and commencing operations on January 1, 1999, we have grown internally and through acquisitions and, as of September 30, 2003, operate a national distribution network with over 1,300 producers in 40 states and Puerto Rico operating through 133 owned firms.

Acquisitions

Under our acquisition structure, we acquire 100% of the equity of independent financial services products distribution businesses on terms that are relatively standard across our acquisitions. To determine our acquisition price, we first estimate the annual operating cash flow of the business to be acquired based on current levels of revenue and expense. For this purpose, we define operating cash flow as cash revenue of the business less cash and non-cash expenses, other than depreciation, amortization and compensation to the business’s owners or individuals who subsequently become principals. We refer to this estimated annual operating cash flow as “target earnings.” Our acquisition price is a multiple (approximately five times) of a portion of the target earnings, which we refer to as “base earnings.” In determining base earnings, our general rule is not to exceed an amount equal to the recurring revenue of the business. By recurring revenue, we mean revenue from sales previously made (such as renewal commissions on insurance products, commissions and administrative fees for on-going benefit plans and mutual fund trail commissions) and fees for assets under management.

We enter into a management agreement with principals and/or certain entities they own. Under the management agreement, the principals and/or such entities are entitled to management fees consisting of:

•	all future earnings of the acquired business in excess of the base earnings up to target earnings; and

•	a percentage of any earnings in excess of target earnings based on the ratio of base earnings to target earnings.

We retain a cumulative preferred position in the base earnings. To the extent earnings of a firm in any year are less than base earnings, in the following year we are entitled to receive base earnings together with the prior years’ shortfall before any management fees are paid.

Additional purchase consideration is often paid to the former owners based on satisfying specified internal growth thresholds over the three-year period following the acquisition.

Substantially all of our acquisitions have been paid for with a combination of cash and our common stock, valued at its then fair market value. We require our principals to take at least 20% of the total acquisition price in our common stock; however, since inception, principals have taken on average approximately 47% of the total acquisition price in our common stock. The following table shows acquisition activity in the following periods (dollars in thousands):

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Number of acquisitions closed	4	24
Consideration:
Cash	$7,000	$50,658
Common stock	2,898	23,515
Other(a)	588	1,975

	$10,486	$76,148

(a)	Consists primarily of the assumption of debt and capitalized acquisition costs.

Revenue

We generate revenue primarily from the following three sources:

Life insurance commissions and estate planning fees.  Insurance and annuity commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. First-year commissions are calculated as a percentage of the first twelve months’ premium on the policy and generally earned in the year that the policy is originated. In many cases, we receive renewal commissions for a period following the first year, if the policy remains in force. We also earn fees for developing estate plans.

Corporate and executive benefits commissions and fees.  Our firms earn commissions on the sale of insurance policies written for benefit programs. The commissions are paid each year as long as the client continues to use the product and maintain its broker of record relationship with us. Our firms also earn fees for the development and implementation of corporate and executive benefit programs as well as fees for the duration that these programs are administered. Asset-based fees are also earned for administrative services or consulting related to certain benefits plans.

Financial planning and investment advisory fees and securities commissions.  Our firms earn commissions related to the sale of securities and certain investment-related insurance products. Our firms also earn fees for offering financial advice and related services. These fees are based on a percentage of assets under management and are generally paid quarterly. In a few cases, incentive fees are earned based on the performance of the assets under management. Some of our firms charge flat fees for the development of a financial plan or a flat fee annually for advising clients on asset allocation.

Our firms also earn additional compensation in the form of incentive and marketing support revenue, including override payments, from manufacturers of financial services products, based on the volume, persistency and profitability of business generated by us from these three sources. These forms of payments are earned both with respect to sales by our owned firms and sales by our network of affiliated third-party distributors.

NFP Securities, Inc. (“NFPSI”), our registered broker-dealer and investment adviser, also earns commissions and fees on the transactions effected through it. Most principals of our firms, as well as many of our affiliated third-party distributors, conduct securities or investment advisory business through NFPSI.

Incidental to the corporate and executive benefits services provided to their customers, some of our firms offer property and casualty insurance brokerage and advisory services. We earn commissions and fees in connection with these services.

Although our operating history is limited, we believe that our firms earn approximately 65% to 70% of their revenue in the first three quarters of the year and approximately 30% to 35% of their revenue in the fourth quarter.

Expenses

The following table sets forth certain of our expenses as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of services:
Commissions and fees	26.2	27.7	27.3	29.2
Operating expenses	30.8	33.7	32.2	33.7
Management fees	19.1	15.5	18.4	15.5

	76.1	76.9	77.9	78.4

Gross margin	23.9	23.1	22.1	21.6

Corporate and other expenses:
General and administrative (excludes option compensation)	5.0	6.5	4.9	6.5
Option compensation	0.1	3.1	0.0	2.8
Amortization and depreciation	4.4	4.3	4.5	4.5
Impairment of goodwill and intangible assets	0.0	2.1	3.0	0.7
Acquisition bonus and other	0.1	0.5	0.5	0.3
Loss on sale of subsidiaries	0.9	0.5	0.3	0.1

	10.5%	17.0%	13.2%	14.9%

Cost of services

Commissions and fees.  Commissions and fees are typically paid to producers that are employed by or affiliated with our firms related to the origination of business produced, subject to applicable laws and regulations governing the nature of commissions and fees at issue. In addition, NFPSI pays commissions to our affiliated third-party distributors who transact business through NFPSI.

Operating expenses.  Our firms incur operating expenses related to maintaining individual offices, including compensating non-producing staff. Firm operating expenses also include the expenses of NFPSI and of NFPISI, another subsidiary that serves our acquired firms and through which many of our acquired firms and our affiliated third-party distributors access insurance and financial services products and manufacturers.

Management fees.  We pay management fees to the principals of our firms and/or certain entities they own based on the financial performance of the firms they manage. Once we receive cumulative preferred earnings (base earnings) from a firm, the principal and/or the entities the principal owns receive management fees equal to earnings above base earnings up to target earnings. An additional management fee is paid in respect of earnings in excess of target earnings based on the ratio of base earnings to target earnings. Management fees also include an accrual for certain performance-based incentive amounts payable under our on-going incentive program.

The ratio of management fees to gross margin before management fees is in part dependent on the percentage of total earnings of our firms capitalized by us, as well as the performance of our firms relative to base earnings and target earnings. Because of our cumulative preferred position, if a firm produces earnings below target earnings in a given year, our share of the firm’s total earnings would be higher for that year. If a firm produces earnings at or above target earnings, our share of the firm’s total earnings would be equal to the percentage of the earnings capitalized by us in the initial transaction.

The following table summarizes the results of operations of our firms for the periods presented and shows our management fees as a percentage of gross margin before management fees (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue:
Commissions and fees	$119,899	$86,791	$336,164	$251,486

Cost of services:
Commissions and fees	31,383	24,060	91,874	73,454
Operating expenses	36,863	29,270	108,108	84,826

Gross margin before management fees	51,653	33,461	136,182	93,206
Management fees	22,940	13,470	61,927	39,002

Gross margin	$28,713	$19,991	$74,255	$54,204

Management fees, as a percentage of gross margin before management fees	44.4%	40.3%	45.5%	41.8%

Corporate and other expenses

General and administrative.  At the corporate level, we incur general and administrative expense related to the acquisition of and administration of our firms. General and administrative expense includes, among other expenses, compensation, occupancy, professional fees, travel and entertainment, technology, telecommunication, advertising and marketing costs.

Amortization.  We incur amortization expense related to the amortization of intangible assets. Prior to January 1, 2002, we also incurred costs for amortization of goodwill.

Depreciation.  We incur depreciation expense related to capital assets.

Option compensation.  Option compensation expense primarily consists of expenses related to stock option grants under two incentive programs offered to the principals and certain employees of our earlier acquisitions. As an inducement to the sellers of the first 27 firms we acquired, the first incentive program allowed principals and certain employees to earn options at a fixed exercise price of $10.00 per share. The incentive program under which these stock options were granted expired, and therefore the option compensation expense related to this program has ended. The second program, offered to the sellers of the next 40 firms we acquired, allowed principals and certain employees to earn options with a strike price equal to the price of our common stock at the time the options are earned. The second incentive program expires by the end of 2003.

In addition to these incentive programs, we have incurred option compensation expense when there has been a difference between the strike price and the fair market value of the stock on the date the options were granted to our employees and others under our compensation plans.

Effective January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” and have adopted the Prospective method of transition. Under this method, the cost of stock options granted to employees after January 1, 2003 are included in the determination of net income while stock options granted to employees prior to January 1, 2003 will continue to be accounted for under the intrinsic-value-based method of accounting. Therefore, the cost related to stock-based employee compensation included in the determination of net income is less than if the fair-value-based method has been applied to all awards since the original effective date of SFAS No. 123.

Acquisition bonus and other. We established acquisition bonus programs under which some of our founding officers and directors, as well as certain consultants, are eligible to receive payments for acquisitions that they originate that meet specified criteria. We accrue acquisition bonus expenses when transactions that meet these criteria close and we adjust the accruals based on the performance of the firms for which the bonuses are paid.

Loss on sale of subsidiaries. From time to time, we have disposed of acquired firms when these firms have not produced the expected results. In these dispositions, we may realize a gain or loss on the sale of the subsidiary.

RESULTS OF OPERATIONS

Three months ended September 30, 2003 compared with the three months ended September 30, 2002

Revenue

Commissions and fees.  Commissions and fees increased $33.1 million, or 38.1%, to $119.9 million for the three months ended September 30, 2003 compared with $86.8 million for the same period last year. Approximately $15.1 million of the increase was due to business generated by new acquisitions, and approximately $18.0 million of the increase is a direct result of increased volume of business from our existing firms.

Cost of services

Commissions and fees.  Commissions and fees increased $7.3 million, or 30.4%, to $31.4 million for the three months ended September 30, 2003 compared with $24.1 million for the same period last year. Approximately $1.3 million of the increase was due to business generated by new acquisitions, and approximately $6.0 million of the increase was due to increased volume of business from our existing firms. As a percentage of revenue, commissions and fees were 26.2% for the three months ended September 30, 2003 compared with 27.7% for the three months ended September 30, 2002.

Operating expenses.  Operating expenses increased $7.6 million, or 25.9%, to $36.9 million for the three months ended September 30, 2003 compared with $29.3 million for the same period last year. Approximately $4.9 million of the increase was due to business generated by new acquisitions, and approximately $2.7 million of the increase was due to increased volume of business from our existing firms. As a percentage of revenue, operating expenses were 30.8% for the three months ended September 30, 2003 compared with 33.7% for the three months ended September 30, 2002.

Management fees.  Management fees increased $9.5 million, or 70.3%, to $22.9 million for the three months ended September 30, 2003 compared with $13.5 million for the same period last year. The increase primarily was due to higher earnings at our existing firms generated through internal growth, as well as new acquisitions. Management fees represented 44.4% of gross margin before management fees for the three months ended September 30, 2003 compared with 40.3% for the three months ended September 30, 2002. Although management fees are determined on a full-year basis and our firms’ performance in the three months ended September 30, 2003 is not necessarily indicative of year-end results, for the three months ended September 30, 2003, a higher percentage of our firms were operating at or above pro rata target earnings compared with the same period in 2002. This resulted in a greater proportion of management fees being accrued than in the prior period. Management fees as a percentage of revenue increased to 19.1% for the three months ended September 30, 2003 from 15.5% for the three months ended September 30, 2002.

Gross margin

Gross margin.  Gross margin increased $8.7 million, or 43.6%, to $28.7 million for the three months ended September 30, 2003 compared with $20.0 million for the same period last year. Gross margin, as a percentage of revenue, rose to 23.9% for the three months ended September 30, 2003 from 23.0% for the same period last year.

Corporate and other expenses

General and administrative.  General and administrative expenses increased $0.4 million, or 6.7%, to $6.0 million for the three months ended September 30, 2003 compared with $5.6 million for the same period last year. The overall increase in general and administrative expenses is a result of an increase in certain expenses associated with becoming a public registrant, offset by a decrease in advertising and marketing expenses as a result of the “quiet period” associated with our initial public offering registration process during the period. As a percentage of revenue, general and administrative expenses were 5.0% for the three months ended September 30, 2003 compared with 6.5% for the three months ended September 30, 2002.

Option compensation.  Option compensation decreased $2.5 million, or 93.5%, to $0.2 million for the three months ended September 30, 2003 compared with $2.7 million for the same period last year. The significant decrease in option compensation is a result of the option incentive programs having expired during the period. As a percentage of revenue, option compensation was 0.1% for the three months ended September 30, 2003 compared with 3.1% for the three months ended September 30, 2002.

Amortization and depreciation.  Amortization and depreciation increased $1.5 million, or 40.8%, to $5.3 million for the three months ended September 30, 2003 compared with $3.8 million for the same period last year. The increase in amortization and depreciation expense is primarily due to new acquisitions. As a percentage of revenue, amortization and depreciation expense was 4.4% for the three months ended September 30, 2003 compared with 4.3% for the three months ended September 30, 2002.

Impairment of goodwill and intangible assets.  There was no impairment of goodwill and intangible assets for the three months ended September 30, 2003, a decrease of $1.8 million from the same period last year. We evaluate the recoverability of our long-lived assets, primarily goodwill and intangible assets, on a firm-by-firm basis, periodically, or whenever events and circumstances indicate that an asset may be impaired. During the three months ended September 30, 2003, management determined that no additional impairment losses had been incurred.

Loss on sale of subsidiaries.  Loss on sale of subsidiaries increased $0.6 million, or 158.2%, to $1.0 million for the three months ended September 30, 2003 compared with $0.4 million for the same period last year. On September 27, 2003, we disposed of the assets of one of our previously acquired firms. We had previously taken an impairment charge related to this firm, but subsequently decided to dispose of it due to continued deterioration of the business and prospects for improvement. As a percentage of revenue, loss on sale of subsidiaries was 0.9% for the three months ended September 30, 2003 compared with 0.5% for the three months ended September 30, 2002.

Interest and Other

Interest and other income.  Interest and other income decreased $0.1 million, or 13.5%, to $0.3 million for the three months ended September 30, 2003 compared with $0.4 million for the same period last year. The decrease is primarily due to the lower interest rate environment in 2003 versus 2002, which offset higher average balances of cash and cash equivalents.

Interest and other expense.  Interest and other expense decreased $0.1 million, or 9.1%, to $1.0 million for the three months ended September 30, 2003 compared with $1.1 million for the same period last year. The decrease results from the lower interest rate environment in 2003 versus the same period in 2002, despite higher average balances outstanding under our bank line of credit in the current year quarter.

Income tax expense

Income tax expense.  Income tax expense increased $5.7 million to $8.1 million for the three months ended September 30, 2003 compared with $2.4 million for the same period last year. The increase is a direct result of the increase in pretax income for the three month period ended September 30, 2003 of $15.4 million compared with $4.5 million for the same period last year, offset by a decrease in our effective tax rate to 52.3% for the three months ended September 30 2003 from 52.7% for the three months ended September 30, 2002.

Nine months ended September 30, 2003 compared with the nine months ended September 30, 2002

Revenue

Commissions and fees.  Commissions and fees increased $84.7 million, or 33.7%, to $336.2 million for the nine months ended September 30, 2003 compared with $251.5 million for the same period last year. Approximately $45.0 million of the increase was due to business generated by new acquisitions, and approximately $39.7 million of the increase is a direct result of increased volume of business from our existing firms.

Cost of services

Commissions and fees.  Commissions and fees increased $18.4 million, or 25.1%, to $91.9 million for the nine months ended September 30, 2003 compared with $73.5 million for the same period last year. Approximately $3.8 million of the increase was due to business generated by new acquisitions, and approximately $14.6 million of the increase was due to increased volume of business from our existing firms. As a percentage of revenue, commissions and fees were 27.3% for the nine months ended September 30, 2003 compared with 29.2% for the nine months ended September 30, 2002.

Operating expenses.  Operating expenses increased $23.3 million, or 27.4%, to $108.1 million for the nine months ended September 30, 2003 compared with $84.8 million for the same period last year. Approximately $15.2 million of the increase was due to business generated by new acquisitions, and approximately $8.1 million of the increase was due to increased volume of business from our existing firms. As a percentage of revenue, operating expenses were 32.2% for the nine months ended September 30, 2003, compared with 33.7% for the nine months ended September 30, 2002.

Management fees.  Management fees increased $22.9 million, or 58.8%, to $61.9 million for the nine months ended September 30, 2003 compared with $39.0 million for the same period last year. The increase primarily was due to higher earnings at our existing firms generated through internal growth, as well as new acquisitions. Management fees represented 45.5% of gross margin before management fees for the nine months ended September 30, 2003 compared with 41.8% for the nine months ended September 30, 2002. Although management fees are determined on a full year basis and our firms’ performance through September 30, 2003 is not necessarily indicative of full-year results, through September 30, 2003 a higher percentage of our firms were operating at or above pro rata target earnings compared with the same period in 2002. This resulted in a greater proportion of management fees being accrued than in the prior period. Management fees as a percentage of revenue increased to 18.4% for the nine months ended September 30, 2003 from 15.5% for the nine months ended September 30, 2002.

Gross margin

Gross margin.  Gross margin increased $20.0 million, or 37.0%, to $74.2 million for the nine months ended September 30, 2003 compared with $54.2 million for the same period last year. Gross margin, as a percentage of revenue, rose to 22.1% for the nine months ended September 30, 2003 from 21.6% for the same period last year.

Corporate and other expenses

General and administrative.  General and administrative expenses increased $0.3 million, or 1.9%, to $16.6 million for the nine months ended September 30, 2003 compared with $16.3 million for the same period last year. The overall increase in general and administrative expenses is a result of an increase in certain expenses associated with becoming a public registrant, offset by a decrease in advertising and marketing expenses as a result of the “quiet period” associated with our initial public offering registration process during the period. As a percentage of revenue, general and administrative expenses were 4.9% for the nine months ended September 30, 2003 compared with 6.5% for the nine months ended September 30, 2002.

Option compensation.  Option compensation decreased $6.9 million, or 99.4%, to $0.1 million for the nine months ended September 30, 2003 compared with $7.0 million for the same period last year. The significant decrease in option compensation is a result of the option incentive programs having expired during the period. As a percentage of revenue, option compensation expense was 2.8% for the nine months ended September 30, 2002.

Amortization and depreciation.  Amortization and depreciation increased $4.0 million, or 35.5%, to $15.3 million for the nine months ended September 30, 2003 compared with $11.3 million for the same period last year. The increase in amortization and depreciation expense is primarily due to new acquisitions. As a percentage of revenue, amortization and depreciation expense was 4.5% for the nine months ended September 30, 2003, compared with 4.5% for the nine months ended September 30, 2002.

Impairment of goodwill and intangible assets.  Impairment of goodwill and intangible assets increased $8.1 million to $9.9 million for the nine months ended September 30, 2003 compared with $1.8 million for the same period last year. During the first nine months of 2003, we determined that an impairment in value occurred related to five firms. In connection with these charges, the related carrying values of the respective identifiable intangible assets and goodwill were written down to their estimated fair value. As a percentage of revenue, impairment of goodwill and intangible assets was 3.0% for the nine months ended September 30, 2003, compared with 0.7% for the nine months ended September 30, 2002.

Loss on sale of subsidiaries.  Loss on sale of subsidiaries increased $0.7 million to $1.0 million for the nine months ended September 30, 2003 compared with $0.3 million for the same period last year. On September 27, 2003, we disposed of the assets of one of its previously acquired firms. We had previously taken an impairment charge related to this firm, but subsequently decided to dispose of it due to continued deterioration of the business and prospects for improvement. As a percentage of revenue, loss on sale of subsidiaries was 0.3% for the nine months ended September 30, 2003, compared with 0.1% for the nine months ended September 30, 2002.

Interest and other

Interest and other income.  Interest and other income decreased $0.1 million, or 7.5%, to $1.2 million for the nine months ended September 30, 2003 compared with $1.3 million for the same period last year. The decrease results from the lower interest rate environment in 2003 versus 2002, which reduced interest income despite higher average balances of cash and cash equivalents during the current quarter and year-to-date periods.

Interest and other expense.  Interest and other expense increased $0.4 million, or 14.1%, to $3.0 million for the nine months ended September 30, 2003 compared with $2.6 million for the same period last year. The increase is primarily attributable to increased borrowings under our bank line of credit during the nine months ended September 30, 2003 compared with the same period in 2002 despite lower weighted average interest rates. Average balances outstanding under our bank line of credit were $64.7 million for the nine months ended September 30, 2003 compared with $47.6 million in the nine months ended September 30, 2002.

Income tax expense

Income tax expense.  Income tax expense increased $5.8 million to $14.0 million for the nine months ended September 30, 2003 compared with $8.2 million for the same period last year. The increase is a direct result of the increase in pretax income for the nine month period ended September 30, 2003 of $27.8 million compared with $15.5 million for the same period last year, partially offset by a decrease in our effective tax rate from 53% for the nine months ended September 30, 2002, to 50.4% for the nine months ended September 30, 2003. The effective tax rate is expected to remain below the prior year level as non-deductible expenses, including impairments and intangible amortization, decline relative to the growth in taxable income.

Liquidity and Capital Resources

Summary cash flow data is as follows (in thousands):

	Nine Months Ended September 30,
	2003	2002
Cash flows provided by (used in):
Operating activities	$30,932	$110
Investing activities	(56,334)	(26,044)
Financing activities	51,219	16,966

Increase (decrease)	25,817	(8,968)
Cash and cash equivalents – beginning of period	31,814	35,394

Cash and cash equivalents – end of period	$57,631	$26,426

At September 30, 2003, we had cash and cash equivalents of $57.6 million, an increase of $25.8 million from cash and cash equivalents of $31.8 million at December 31, 2002. At September 30, 2002, we had cash and cash equivalents of $26.4 million, a decrease of $9.0 million from cash and cash equivalents of $35.4 million at December 31, 2001. The increase in cash and cash equivalents during the nine months ended September 30, 2003 was primarily due to cash provided by operating activities and the sale of common stock in our initial public offering, partially offset by cash used to pay down the bank line of credit, and cash used in the acquisition of firms.

During the nine months ended September 30, 2003, cash provided by operating activities was $30.9 million, primarily resulting from net income of $13.8 million, a decrease in commissions, fees and premiums receivable, net, and an increase in premiums payable to insurance carriers. During the nine months ended September 30, 2002, cash provided by operating activities was generated by net income before the effect of non-cash charges, which was primarily offset by an increase in notes receivable and a reduction in accounts payable.

During the nine months ended September 30, 2003 and 2002, cash used in investing activities was $56.3 million and $26.0 million, respectively, in each case for the acquisition of firms and property and equipment.

Net cash provided by financing activities was $51.2 million for the nine months ended September 30, 2003, primarily resulting from cash provided by our initial public offering of $89.6 million, offset by net repayments to our bank line of credit of $39.4 million. In September 2003, we raised, net of offering costs, $89.6 million from the sale of 4.3 million shares of our common stock. We used approximately $72.0 million of our proceeds from the offering to pay down our bank line of credit. For the nine months ended September 30, 2002, cash provided by financing activities was $17.0 million resulting from increased borrowings under our bank line of credit.

Some of our firms maintain premium trust accounts. The cash, cash equivalents and securities purchased under resale agreements in these accounts represent premiums collected by our firms which are remitted, net of commission earned, to carriers. At September 30, 2003, we had cash, cash equivalents and securities purchased under resale agreements in premium trust accounts of $38.3 million, an increase of $12.7 million from the balance as of December 31, 2002 of $25.6 million.

We believe that our existing cash, cash equivalents, funds generated from our operating activities and funds available through our credit facility will provide sufficient sources of liquidity to satisfy our financial needs for the next twelve months. However, if circumstances change, we may need to raise debt or additional equity capital in the future.

Borrowings

In September 2000, we entered into a $40 million credit facility with a group of lenders. This credit facility was increased to $65 million in November 2001 and later, in April 2003, further amended and restated to, among other things, raise the facility to $90 million and add additional lenders. Borrowings under the credit facility bear interest, at our discretion, at (1) the greater of (a) the prime rate, (b) the three-month certificate of deposit rate plus 1% or (c) the federal funds effective rate plus ½ of 1%; or (2) the Eurodollar rate for one, two, three or six-month periods plus 2%. The rates under (1) above float with changes in the indicated rates and under (2) are fixed for the indicated Eurodollar rate period. Interest is computed on the daily outstanding balance. The weighted average interest rate under the credit facility at September 30, 2003 was 3.3%. The credit facility is structured as a revolving credit facility and is due on September 14, 2005, unless we elect to convert the credit facility to a term loan, at which time it will amortize over one year, with a principal payment due on March 14, 2006 and a final maturity on September 14, 2006. At September 30, 2003, there were no borrowings under the credit facility. All obligations under our credit facility are collateralized by all of our assets.

The credit facility contains various customary restrictive covenants prohibiting us and our subsidiaries, subject to various exceptions, among other things, from (i) incurring additional indebtedness or guarantees, (ii) creating liens or other encumbrances on our property or granting negative pledges, (iii) entering into a merger or similar transaction, (iv) selling or transferring any of our property except in the ordinary course of business, (v) making dividend and other restricted payments and (vi) making investments. In addition to the foregoing, the credit facility contains financial covenants requiring us to maintain a minimum interest coverage ratio and a minimum amount of Adjusted EBITDA (as defined in the credit agreement) and a maximum consolidated leverage ratio. As of September 30, 2003, we were in compliance with all covenants under the credit facility.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. The words “plan,” “believe,” “anticipate,” “estimate,” “expect,” “objective,” “projection,” “forecast,” “goal,” or similar words are intended to identify forward-looking statements. Such statements involve risks and uncertainties that exist in the Company’s operations and business environment that could render actual outcomes and results materially different than predicted. The Company’s forward-looking statements are based on assumptions about many factors, including, but not limited to, general volatility of the capital markets; changes in the real estate market, interest rates or the general economy of the markets in which the Company operates; economic, technological or regulatory changes affecting the use of the Internet; and changes in government regulations that are applicable to the Company’s regulated brokerage and property management businesses. While the Company believes that its assumptions are reasonable at the time forward-looking statements are made, it cautions that it is impossible to predict the actual outcome of numerous factors and, therefore, readers should not place undue reliance on such statements. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update such statements in light of new information or future events.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

We have market risk on buy and sell transactions effected by our firms’ customers. We are contingently liable to our clearing brokers for margin requirements under customer margin securities transactions, the failure of delivery of securities sold or payment for securities purchased by a customer. If customers do not fulfill their obligations, a gain or loss could be suffered equal to the difference between a customer’s commitment and the market value of the underlying securities. The risk of default depends on the creditworthiness of the customers. We assess the risk of default of each customer accepted to minimize our credit risk.

We are further exposed to credit risk for commissions receivable from clearing brokers and insurance companies. This credit risk is generally limited to the amount of commissions receivable.

We have market risk on the fees our firms earn that are based on the market value of assets under management or the value of assets held in certain mutual fund accounts and variable insurance policies for which ongoing fees or commissions are paid. Certain of our firms’ performance based fees are impacted by fluctuations in the market performance of the assets managed according to such arrangements.

We have investments, principally cash equivalents and securities purchased under resale agreements in premium trust accounts, which are subject to short-term interest rate risk. These investments are short-term in nature and the carrying value of these investments generally approximates market value. We have a $90 million credit facility with a consortium of lenders under which we may borrow at rates, which float with certain short-term indices or may be fixed for periods not to exceed nine months. Based on the weighted average borrowings under our credit facility during the nine months ended September 30, 2003, a 1% change in short-term interest rates would have affected our pretax income by approximately $0.6 million. Based on the weighted average amount of cash, cash equivalents and securities purchased under resale agreements in premium trust accounts during the nine months ended September 30, 2003, a 1% change in short-term interest rates would have affected our pretax income by approximately $0.3 million.

We do not enter into derivatives or other similar financial instruments for trading or speculative purposes.

Item 4.     Controls and Procedures

As of the end of the period covered by this report, National Financial Partners Corp.’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) pursuant to Exchange Act Rule 13a-14. Based on this evaluation, the CEO and CFO have concluded that, as of the end of period covered by this quarterly report, the Company’s disclosure controls and procedures were effective.

There have been no changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II – Other Information

Items 6. Exhibits and Reports on Form 8-K

(a) Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-105104))

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-105104))

3.3	By-Laws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (No. 333-105104))

10.1	Employment Agreement, dated November 1, 2003, of Jeffrey A. Montgomery

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three-month period covered by this quarterly report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Financial Partners Corp.

Date: November 14, 2003	By: /S/ JESSICA M. BIBLIOWICZ

Jessica M. Bibliowicz
President and Chief Executive Officer

Date: November 14, 2003	By: /S/ MARK C. BIDERMAN

Mark C. Biderman
Executive Vice President and Chief Financial Officer