Form 10-K
period 2003-12-31
NATIONAL FINANCIAL PARTNERS CORP
filed 2004-03-12
CIK 1183186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

001-31781

(Commission File Number)

NATIONAL FINANCIAL PARTNERS CORP.

(Exact name of registrant as specified in its charter)

Delaware	13-4029115
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

787 Seventh Avenue, 49th Floor, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

(212) 301-4000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Name of each exchange on which Registered
Common Stock, $0.10 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the Registrant on June 30, 2003 is not applicable as the registrant was not publically traded as of June 30, 2003. The aggregate market value of the voting common stock held by non-affiliates of the Registrant was $767,044,658 on March 3, 2004.

The number of outstanding shares of the registrant’s Common Stock, $0.10 par value, as of March 3, 2004 was 33,136,028.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2004 Annual Meeting of Stockholders to be held May 19, 2004 are incorporated by reference in this Form 10-K in response to Part III.

NATIONAL FINANCIAL PARTNERS CORP.

Form 10-K

For the Year Ended December 31, 2003

Special Note Regarding Forward-Looking Statements

Some of the statements that we make under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Business” and elsewhere in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any of our forward-looking statements. Some of these factors are listed under “Risk Factors” and elsewhere in this report including, without limitation, our ability to identify and acquire suitable acquisition candidates, the performance of firms following acquisition by us, competition in our industry and our operating strategy and structure. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievement. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report or to conform these statements to actual results or to changes in our expectations.

PART I

Item 1.	Business

Overview

We are a leading independent distributor of financial services products primarily to high net worth individuals and growing entrepreneurial companies. Founded in 1998, we have grown internally and through acquisitions and, as of December 31, 2003, operate a national distribution network with over 1,400 producers in 40 states and Puerto Rico consisting of 130 owned firms and 181 affiliated third-party distributors. We target the high net worth and growing entrepreneurial corporate markets because of their growth potential and the desire of customers within these markets for more personalized service. We define the high net worth market as households with investible assets of at least $1 million, and we seek to target the segment of that market having net worth, excluding primary residence, of at least $5 million. We define the growing entrepreneurial corporate market as businesses with less than 1,000 employees. We believe our management approach affords our firms the entrepreneurial freedom to serve their clients most effectively while having access to the resources of a national distribution organization. At the same time, we maintain internal controls that allow us to oversee our nationwide operations. Our senior management team is composed of experienced financial services leaders who have direct experience building and operating sizeable distribution-related companies.

National Financial Partners Corp., or NFP, operates as a bridge between large financial services products manufacturers and our network of independent financial services distributors. We believe we enhance the competitive position of independent financial services distributors by offering access to a wide variety of products and a high level of marketing and technical support. We also provide financial and intellectual capital to further enhance the business expansion of our firms. For the large financial services products manufacturers, we represent an efficient way to access a large number of independent distributors and their customers. We believe we are one of the largest distributors within the independent distribution channel for many of the leading financial services products manufacturers serving our target markets. We currently have relationships with many industry leading manufacturers, including AIG American General, American Funds, Fidelity Advisor, GE Financial, The Hartford, ING, John Hancock, Lincoln Financial Group, Manulife, Pacific Life, Phoenix Life Insurance Company and Travelers Life and Annuity. These relationships provide a higher level of dedicated marketing and underwriting support and other benefits to our firms than is generally available on their own. For further information about these relationships, see “—Operations—NFPISI.”

Our firms, including NFP Securities, Inc., or NFPSI, our principal broker-dealer subsidiary, serve our client base, both directly and indirectly, by providing products and services in one or more of the following primary areas:

•	Life insurance and wealth transfer. Our firms offer life insurance and annuity products as well as estate planning services geared specifically to the wealth accumulation, preservation and transfer needs, including charitable giving plans, of high net worth individuals.

•	Corporate and executive benefits. Corporate benefits products and services our firms offer include individual and group disability insurance, long-term care insurance, group life insurance, group health insurance benefits, supplemental life insurance, 401(k), 403(b) and other retirement plans and pension administration. Executive benefits products and services our firms offer include corporate and bank-owned life insurance products as well as plan design and administration.

•	Financial planning and investment advisory services. The products and services our firms offer include separately managed accounts, mutual funds, investment consulting, trust and fiduciary services and broker/dealer services.

In December 2002, our Board of Directors authorized a one-for-ten reverse stock split for its common shares issued and outstanding or held in treasury. On May 19, 2003, our stockholders approved the reverse stock split which took effect on September 12, 2003. On September 23, 2003, we completed an initial public offering of

10,427,025 shares, including 4,279,146 primary shares of our common stock, for which we received proceeds, after fees and expenses, of approximately $86.4 million.

Our principal and executive offices are located at 787 Seventh Avenue, 49th Floor, New York, New York, 10019 and the telephone number is (212) 301-4000. On our website, www.nfp.com, we post the following filings as soon as reasonably practicable after they are electronically filed or furnished with the Securities and Exchange Commission, or the SEC: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or Exchange Act. All such filings on our website are available free of charge.

Industry Background

We believe that we are well positioned to capitalize on a number of trends in the financial services industry, including:

•	Long-term growth in the high net worth market. According to Spectrem Group, the number of households with net worth, excluding primary residence, in excess of $5 million (the segment of the high net worth market we generally target) grew at an estimated compounded annual rate of 11.8% during the period from 1996 to 2003.

•	Need for wealth transfer products. We expect the need for wealth transfer products and services to increase dramatically in the future. In 1999, the Social Welfare Research Institute at Boston College estimated that (based on certain assumptions about future economic growth, rates of household savings and asset value) at least $12 trillion of intergenerational asset transfers would occur over the next twenty years. Transfers of this magnitude will affect individuals, businesses and institutions alike.

•	Growth of employer-sponsored benefit plans. According to the Employee Benefit Research Institute, total spending on employee benefits, excluding retirement benefits, grew from an estimated $428 billion in 1999 to an estimated $488 billion in 2001, accounting for approximately 8.3% of employers’ total spending on compensation in 2001. Of the $488 billion, approximately 81% was related to health benefits, with the balance spent on other benefits. To augment employer-sponsored plans, many businesses have started to make available to their employees supplemental benefits products, such as individual life, long-term care and disability insurance. We believe that these factors will continue to provide us with significant growth opportunities especially among the small and medium-size corporations we target for the sale of corporate benefits products and services. According to the U.S. Census Bureau, in 2001, there were approximately 2.2 million businesses employing between 5 and 999 employees.

•	Demand for unbiased solutions. We believe that customers are increasingly demanding unbiased advice from the financial services industry and that the independent distribution channel is best positioned to offer this service. Distributors in this channel use an “open architecture” approach. This approach allows them to provide access to a wide range of products from a variety of manufacturers of their choice to their clients. This is often necessary to create tailored financial solutions for high net worth individuals and growing entrepreneurial companies.

•	Size of the independent distribution channel. According to Cerulli Associates, assets under management in the independent distribution channel was $1.2 trillion as of June 30, 2003. We believe this market has been driven by the increasing demand for customer choice, which is well served by the unbiased, open architecture approach used by the independent distribution channel. This distribution channel is also well suited to the development of personal relationships that facilitate the long-term nature of the sales process to high net worth individuals and growing entrepreneurial companies.

•

Continued consolidation within the financial services industry. Within the financial services industry, both manufacturers and distributors have undergone tremendous consolidation as financial services companies have sought to broaden their business platforms and gain economies of scale. According to

Thomson Financial, since January 1, 1997, over 4,000 financial services mergers and other consolidation transactions have been completed in the United States and we believe that this trend will continue. This ongoing consolidation makes it more difficult for entrepreneurs in the independent distribution channel to compete and succeed. As consolidation increases, we believe the products and services requirements and economies of scale required to compete effectively for our target customers will increase. Additionally, we believe it will become more difficult for entrepreneurs to gain access to the most competitive products and terms from financial services products manufacturers as the manufacturers grow in size. We believe we provide a unique opportunity for entrepreneurs in the independent distribution channel to compete and succeed in a consolidating industry.

Growth Strategy

Our goal is to achieve superior long-term returns for our stockholders, while establishing ourselves as one of the premier independent distributors of financial services products and services on a national basis to our target markets. To help accomplish this goal, we intend to focus on the following key areas:

•	Capitalize on the growth of our attractive target markets. Our producers target customers in the high net worth and growing entrepreneurial corporate markets which have grown and whose demand for financial services we believe will continue to grow. We have built our distribution system by attracting specialists targeting these markets, and we expect to continue to enhance our network by adding additional producers.

•	Foster and enhance growth within our firms. Our firms have achieved an internal revenue growth rate of 25% in 2000, 14% in 2001, 6% in 2002 and 14% in 2003, because we focus on acquiring high quality firms and employ a management structure that maintains the entrepreneurial spirit of our firms. Additionally, we have structured our acquisitions to establish strong incentives for the principals whose firms we acquire to continue to grow the businesses and make them increasingly profitable. We enhance the core growth potential of the firms by providing them with the benefits of being part of a national organization. These benefits include access to dedicated insurance underwriting and other support services, financial and intellectual capital, technology solutions, cross-selling facilitation, regulatory compliance support, assistance in growing their firms through acquisitions and succession planning.

•	Continue to acquire high quality independent firms. We believe that substantial opportunities exist for further growth through disciplined acquisitions of high quality firms. We believe our target market for acquisitions includes over 4,000 life insurance and wealth transfer, corporate benefits and financial planning firms. We have demonstrated an ability to identify and acquire leading independent firms. As of December 31, 2003, we have acquired 147 firms and reviewed over 850 acquisition opportunities since our founding. As a result, we have substantial experience in selecting and acquiring high quality firms. We believe that the independent distribution channel is under increasing pressure to continue its consolidation trend. With our strong experience, reputation and capital base, we believe we are well positioned to take advantage of additional acquisition opportunities. From time to time, we examine opportunities to acquire firms that serve our target markets and provide products or services other than those in our three key areas. We may acquire one or more of these firms.

•	Realize further revenue capture through economies of scale. We contract with leading financial services products manufacturers for access to product and technical support by our owned firms and our affiliated third-party distributors. This allows us to aggregate the buying power of a large number of distributors, to increase our firms’ volume-based compensation and the level of underwriting and other support they receive.

The Independent Distribution Channel

We participate in the independent distribution channel for financial services products and services. We consider the independent distribution channel to consist of firms:

•	that are not owned or controlled by a financial services products manufacturer;

•	that are not required to place all or a substantial portion of their new business with a single financial services products manufacturer; and

•	most importantly, in which the sales representatives are free to sell the products of multiple manufacturers.

This channel includes independent financial advisors and financial planners and independent insurance agents and brokers. It does not include, among others, national wirehouses, affiliates of private banks or commercial banks or career agents of other insurance companies (many of whom sell the products of companies other than their own). Nonetheless, we compete for customers with all of these types of entities. See “—Competition.”

The independent distribution channel is different from other methods of financial services distribution in a number of ways. Rather than the standard employer-employee relationship found in many other types of distribution, such as broker-dealers (for example, wirehouses and regional brokerage firms) or insurance companies, participants in the independent distribution channel are independent contractors. Distributors who choose to work in the independent channel tend to be entrepreneurial individuals who strive to develop personalized relationships with their clients. Often, these distributors started their careers with traditional broker-dealer firms or insurance companies, with highly structured product arrangements, and left these highly structured environments in favor of a more flexible environment. For the distributors in the independent distribution channel, building strong client relationships is imperative as they rely largely on their own reputations to prospect for new clients, in contrast to other types of distributors that rely on a parent company to provide substantial advertising and pursue branding efforts.

Broker-dealers serving the independent channel, such as NFPSI, often referred to as independent broker-dealers, tend to offer extensive product and financial planning services and heavily emphasize packaged products such as mutual funds, variable annuities and wrap fee programs. We believe that broker-dealer firms serving the independent channel tend to be more responsive to the product and service requirements of their registered representatives than wirehouses or regional brokerage firms. For each of the years ended December 31, 2000, 2001, 2002 and 2003, commission payouts to registered representatives of NFPSI have exceeded 90% of commission income, which is significantly higher than many securities firms operating outside the independent distribution channel and higher, on average, than many firms within the independent distribution channel.

Products and Services

We provide a comprehensive selection of products and services that enable our high net worth clients to meet their financial management and planning needs and our corporate clients to create, implement and fund benefit plans for their employees and executives. The products that we place and the services that we offer to our customers can be generally classified in three primary areas:

Life insurance and wealth transfer services

The life insurance products and wealth transfer services that our firms offer to clients assist them in growing and preserving their wealth over the course of their lives, developing a plan for their estate upon death and planning for business succession and for charitable giving. We evaluate the near term and long term financial needs of our clients and design a plan that we believe best suits their needs. The life insurance products that our firms distribute provide clients with a number of investment, premium payment and tax deferment alternatives in addition to tailored death benefits.

Corporate and executive benefits

Our firms distribute corporate and executive benefit products and offer related services to corporate clients. Using these products and services, our firms help clients design, fund, implement and administer benefit plans for their employees. Corporate benefit plans are targeted at a broad base of employees within an organization and include, among others, products such as group life, medical and dental insurance. Executive benefit programs are used by companies to compensate key executives often through non-qualified and deferred compensation plans.

Financial planning and investment advisory services

Our firms help high net worth clients evaluate their financial needs and goals and design plans to reach those goals through the use of third-party managed assets. We contract with third-party asset managers to provide separately managed accounts, wrap accounts and other investment alternatives to our clients.

You can find a description of how we earn revenue from these products and services in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Revenue” found elsewhere in this report.

Our firms serve their client base by providing some or all the products and services summarized below in one or more of the following primary areas:

Life Insurance and Wealth Transfer Services

Products	Services

•      Term life insurance

•      Individual whole, universal and variable life insurance

•      Survivorship whole, universal and variable life insurance

•      Private placement variable life insurance

•      Fixed and variable annuities

•      Estate planning

•      Wealth accumulation

•      Financial planning

•      Closely-held business planning

•      Retirement distribution

•      Life settlements

•      Case design

•      Preferred underwriting with select carriers

•      Charitable giving planning

Corporate and Executive Benefits

Corporate Benefits Products	Corporate Benefits Services

•      Fully insured health plans

•      Self-funded health plans including stop loss coverage

•      Group dental insurance

•      Group life insurance

•      Disability insurance

•      Voluntary employee benefits

•      Long term care

•      Multi-life individual disability

•      401(k)/403(b) plans

•      Group variable annuity programs

•      Flexible spending accounts

•      Employee assistance programs

•      Prescription plans

•      Workers’ compensation plans

•      International employee benefit consulting

•      COBRA administration

•      Human resource consulting

•      Flexible spending administration

•      Consolidated billing

•      Enrollment administration

•      Benefit communication

•      Benchmarking analysis

Executive Benefits Products	Executive Benefits Services
• Corporate-owned life insurance • Bank-owned life insurance

•      Plan design consulting

•      Plan administration

•      Plan funding analysis

•      Plans include:

– Non-qualified plans for highly

compensated executives

–Qualified and non-qualified stock option

programs

–Group term carve-out plans

Financial Planning and Investment Advisory Services

Products	Services
• Funds of hedge funds	• Financial planning
• Mutual funds	• Asset management
• Separately managed accounts	• Asset allocation
• Mutual fund wrap accounts	• Securities transaction execution
• Investment consulting
• Traditional broker/dealer services
• Trust and fiduciary services

Acquisition Strategy

Our acquisition strategy is based on a number of core principles that we believe provide a foundation for our continued success. These principles include the following:

•	identifying established, high quality independent distributors who target the high net worth and growing entrepreneurial corporate markets;

•	understanding the business opportunities for each identified firm and focusing our efforts on acquiring those firms that have the strongest businesses and long-term internal growth opportunities; and

•	conducting rigorous due diligence to determine if the identified firms meet our acquisition criteria and only acquiring those firms that meet these criteria.

Acquisition Model

We utilize a unique acquisition and operational structure which:

•	aligns the interests of the principals of the firms we acquire with NFP;

•	rewards future growth of our firms;

•	provides us with significant protection against earnings shortfalls at our acquired firms and participation in their growth; and

•	makes us attractive to other independent distributors that seek an acquisition partner.

Under our acquisition structure, we acquire 100% of the equity of independent financial services products distribution businesses on terms that are relatively standard across our acquisitions. To determine our acquisition price, we first estimate the annual operating cash flow of the business to be acquired based on current levels of revenue and expense. For this purpose, we define operating cash flow as cash revenue of the business less cash and non-cash expenses, other than amortization, depreciation and compensation to the business’s owners or individuals who subsequently become principals. We refer to this estimated annual operating cash flow as “target earnings.” Our acquisition price is a multiple (approximately five times) of a portion of the target earnings, which we refer to as “base earnings.” Base earnings average 48% of target earnings for acquisitions completed through December 31, 2003. In determining base earnings, our general rule is not to exceed an amount equal to the recurring revenue of the business. By recurring revenue, we mean revenue from sales previously made (such as renewal commissions on insurance products, commissions and administrative fees for ongoing benefit plans and mutual fund trail commissions) and fees for assets under management.

We enter into a management agreement with the principals of the acquired business and/or certain entities they own. Under the management agreement, the principals and/or such entities are entitled to management fees consisting of:

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

Additional purchase consideration is often paid to the former owners based on satisfying specified internal growth thresholds over the three-year period following the acquisition. In some cases, additional purchase consideration is also paid over a shorter period. The principals retain responsibility for day-to-day operations of the firms for an initial five-year term, renewable annually thereafter by the principals and/or certain entities they own, subject to termination for cause and supervisory oversight as required by applicable securities and insurance laws and regulations and the terms of our management agreements. The principals are responsible for ordinary course operational decisions, including personnel, culture and office location, subject to the oversight of the board of directors of the acquired business. Non-ordinary course transactions require the unanimous consent of the board of directors of the acquired business, which always includes a representative of NFP’s management. The principals also maintain the primary relationship with clients and, in some cases, vendors. Our structure allows principals to continue to operate in an entrepreneurial environment, while also providing the principals a significant economic interest in the business after the acquisition through the management fees. Generally, all of our firms must transition their financial operations to our cash management system and all principals must transition their broker-dealer registrations to, and be supervised in connection with their securities activities by, our broker-dealer, NFPSI.

We require the owners of our firms to receive a portion of the acquisition price (typically at least 30%) in the form of our common stock, and provide them the opportunity to receive options, additional shares of our common stock or cash based on their success in managing the acquired business and increasing its financial performance. We believe our structure is particularly appealing to firms whose management anticipates strong future growth and expects to stay involved with the business in the long term.

We generally obtain key-person life insurance on the principals of our firms for at least a five-year term in an amount up to the purchase price of the acquired firm.

From time to time, we have overvalued certain businesses we acquired or found that the business of one of our firms is temporarily or permanently adversely impacted by changes in the markets that it serves. To date, we have restructured eight transactions. These restructures generally result in either temporary or permanent reductions in base and target earnings and the principals paying us cash, NFP stock, notes or combinations thereof.

On several occasions, we disposed of a firm by selling the operating companies back to the principal for one or more of the following reasons: non-performance, change of business interests of a principal or other issues personal to a principal. Principals generally buy back businesses by surrendering all of our common stock and paying cash or giving us a note. To date, we have disposed of eight firms.

Option incentive programs

We encourage internal growth at each of our firms through incentive programs that we believe align the interests of the principals of our firms with the interests of our stockholders. Most of the firms we acquired before December 31, 2000 operated under one of two three-year option incentive programs.

Under our original option incentive program, principals and certain employees of 27 firms (certain acquisitions that closed during the period from January 1, 1999 to October 1, 1999) were eligible to receive option grants with a $10.00 strike price based on each such firm’s growth in earnings over a three-year measurement period.

The second option program was open to principals and certain employees of 40 firms (certain acquisitions that closed during the period from April 1, 1999 to October 31, 2000). Under this program, principals and certain employees of these firms were eligible to receive option grants at the fair market value of our common stock at the time the options were granted based on their firm’s growth in earnings over a three-year measurement period. Both option incentive programs have expired and all options earned under the programs have been granted.

Contingent consideration arrangements

In order to better determine the economic value of the businesses we acquire, we have incorporated contingent consideration, or earnout, provisions into the structure of acquisitions that we have made since the beginning of 2001. These arrangements generally result in the payment of additional consideration to the sellers upon the firm’s satisfaction of certain compounded growth rate thresholds over the three-year period following the closing of the acquisition. In a small number of cases, contingent consideration may also be payable after shorter periods. As of December 31, 2003, 67 acquisitions have included contingent consideration features. Contingent consideration is considered to be additional purchase consideration and is accounted for as part of the purchase price of our acquired firms when the outcome of the contingency is determinable beyond a reasonable doubt.

A summary of a typical contingent consideration or earnout structure is as follows:

Typical Earnout Structure

(Payable in cash and our common stock)

Three-year Avg. Growth Rate	Multiple of Base Earnings
Less than 10%	0.0	x
10%–15%	0.50	x
15%–20%	1.25	x
20%–25%	2.50	x
25%–30%	3.00	x
30%–35%	3.75	x
35% +	5.00	x

The earnout paid is the corresponding multiple times the original acquired base earnings. The earnout is payable in cash and our common stock in proportions that vary among acquisitions.

The earnout calculation in this example works as follows. We assume an acquired firm had base earnings of $500,000 and target earnings of $1,000,000:

Earnout Calculation

Assumed Earnings

Year 1	$1,200,000
Year 2	$1,440,000
Year 3	$1,728,000

Average annual earnings	$1,456,000
Implied growth rate	20%
Multiple of base earnings	2.5	x
Earnout payment (base earnings x multiple)	$1,250,000

Performance incentives

Once firms are no longer eligible to receive options under our initial option incentive programs or have concluded their contingent consideration periods, as applicable, the principals are eligible to participate in an ongoing incentive program for successive three-year periods. The ongoing plan is a bonus plan that pays an increasing proportion of incremental earnings based on growth in earnings above an incentive target. If the principal receives an option grant, a contingent consideration payment or a performance incentive at the end of a three-year period, the new incentive target is the average earnings of the firm during that prior period. If the principal does not receive such a grant, payment or incentive, the incentive target remains unchanged from the prior period. The incentive target for the first period following the initial three-year period is subject to a cap equal to 35% average annual growth over target earnings. As illustrated by the chart set forth below, the bonus is structured to pay the principal 5% to 40% of NFP’s share of incremental earnings from growth.

Three-year Avg. Growth Rate	% of NFP’s Share of Growth Paid to Principal
Less than 10%	0.0%
10%–15%	5.0%
15%–20%	20.0%
20%–25%	25.0%
25%–30%	30.0%
30%–35%	35.0%
35% +	40.0%

Principals may elect to receive the incentive payment in cash, our common stock or any combination thereof. The number of shares of our common stock that a principal will receive is determined by dividing the dollar amount of the incentive to be paid in stock by the average of the closing price of our stock on the twenty trading days up to and including the last day of the incentive period. In addition to the incentive payment, the principals will receive $0.50 in cash for every $1.00 of the incentive payment that is elected to be received in our common stock. The shares received as an incentive payment under this ongoing plan are restricted from sale (other than sales to certain permitted transferees, which shares are also restricted from sale) and the lifting of such restrictions is based on the performance of the firm managed by the principal after the expiration of the ongoing incentive period. One-third of the shares will become unrestricted after each of the first three twelve-month periods after the incentive period during which the firm achieves target earnings. If the firm does not achieve target earnings during each such twelve-month period, but does achieve target earnings on a cumulative basis over the thirty-six month incentive period, any shares that remain restricted will become unrestricted. If the firm does not achieve cumulative target earnings during the thirty-six month period, any shares that remain restricted shall continue to be restricted until sixty months following the end of the incentive period.

The performance incentive calculation for a firm with base earnings of $500,000, target earnings of $1,000,000 and a new incentive target (based on average earnings during the first three years following acquisition of $1,331,000) would be as follows:

Performance Incentive Calculation

Assumed Earnings

Year 1	$1,663,750
Year 2	$2,079,688
Year 3	$2,599,609
Total earnings	$6,343,047
Implied growth rate	25%
Excess earnings (total earnings less three times incentive target)	$2,350,047
NFP share (excess earnings x ratio of base/target)	$1,175,023
% of NFP’s share of growth paid to the manager	30%
Value of incentive (NFP share of excess earnings x 30%)	$352,507
Maximum additional cash payment – assumes 100% of incentive earned is paid in stock ($0.50 for every $1.00 of value of stock)	$176,254
Total incentive payment	$528,761

For all incentive programs, earnings levels from which growth is measured are adjusted upward for sub-acquisitions and may be adjusted upward for certain capital expenditures.

Operations

We believe that preserving the entrepreneurial culture of our firms is important to their continued growth. We do not typically integrate the operations of our acquired firms, but allow the principals to continue to operate in the same entrepreneurial environment that made them successful before the acquisition, subject to our oversight and control. We do, however, provide cost efficient services to support back office and administrative functions which are used by the acquired firms.

We assist these entrepreneurs by providing a broad variety of financial services products and a network that connects each entrepreneurial firm to others. This network serves as a forum for the firms to build relationships, share ideas and provides the opportunity for firms to offer a broader range of financial services products to their customers. We also own two entities, NFP Insurance Services, Inc., or NFPISI, and NFPSI, that serve as centralized resources for our other firms. In addition, several of our firms act as wholesalers of products to our firms and other financial services distributors.

NFPISI

NFPISI is a licensed insurance agency and an insurance marketing organization with 282 member organizations, including 101 owned firms and 181 other firms we do not own, as of December 31, 2003. We refer to these other firms as our affiliated third-party distributors. NFPISI facilitates interaction among its members and acts as an intermediary between its members and financial services products manufacturers. It also holds contracts with selected insurance and benefit manufacturers, which generally offer support for technology investments, co-development of tailored products for use by our producers, enhanced and dedicated underwriting, customer service and other benefits not generally available without such relationships.

NFPISI provides overall marketing support including education about various products offered by underwriters, technology-based assistance in comparing competing products and access to customized marketing materials. NFPISI provides a forum for members to interact and learn about products and marketing programs from both manufacturers and other members. NFPISI also provides its members support in underwriting large insurance cases.

NFPISI recruits both third-party distributors as well as NFP firms who pay an initiation fee and an annual membership fee and commit to a minimum annual amount of new insurance premium volume. NFPISI actively solicits new members among qualified independent distributors of financial services products who desire the benefits of being part of a large distribution network whether or not they desire to be acquired by us. NFP firms can also gain access to the contracts and some of the services provided by NFPISI without becoming a member.

NFPSI

NFPSI is a registered broker-dealer, investment adviser and licensed insurance agency serving the principals of our firms and those affiliated third-party distributors that are NFPISI members. Most of our principals conduct securities business through NFPSI. NFPSI is a fully disclosed introducing registered broker-dealer.

Succession Planning

We are actively involved in succession planning with respect to the principals of our firms. It is in our interest to ensure a smooth transition of business to a successor principal or principals. Succession planning is important in firms where no obvious successor to the principal or principals exists. Succession planning may involve our assisting a firm with a sub-acquisition that will bring a principal into the firm who can be a successor to the existing principal or principals. Succession planning may also involve introducing firms to each other, within the same geographic area where the principals of one firm can be potential successors to the principals of the other firm. In addition, succession planning may involve a principal, producer or employee from the same or a different firm buying another principal’s interest in the management company or applicable management agreement, which provides economic benefits to the selling principal.

Sub-Acquisitions

To help our acquired firms grow, we provide access to capital and support for expansion through our sub-acquisition program. A typical sub-acquisition involves the acquisition by one of our firms of a business that is too small to qualify for a direct acquisition by us or where the individual running the business wishes to exit immediately or soon after the acquisition. The acquisition multiple paid for sub-acquisitions is typically lower than the multiple paid for a direct acquisition by NFP.

When a firm makes a sub-acquisition, we contribute a portion of the cost of the sub-acquisition in the same ratio as base earnings is to target earnings. The principals of the firm are responsible for contributing the remaining portion of the cost. In most cases, we advance the principal’s contribution which is repaid with interest over a term of three to five years. The repayment of these loans has priority over the payment of management fees. In almost all cases, base and target earnings of the firm making the sub-acquisition are adjusted upward for the sub-acquisition.

Cash Management System

We employ a cash management system that requires that substantially all revenue generated by our owned firms and/or the producers affiliated with our owned firms be assigned to and deposited directly in centralized bank accounts maintained by us. The cash management system enables us to control and secure our cash flow and more effectively monitor and control the financial activities of our firms. Newly acquired firms are converted to the cash management system within a reasonable time, generally one month, following acquisition.

Operating Committee

Our operating committee approves all capital expenditure requests by firms and all new leases. It reviews firm performance and management fee advances compared with earned management fees to determine if a reduction or cutoff of such advances is warranted. It directs efforts toward helping under-performing firms improve and, if the under-performance is deemed to be of a long-term nature, directs restructuring activities. The operating committee is composed of eight members: our chief executive officer, chief financial officer, general counsel, chief accounting officer, executive vice-president—marketing and firm operations, executive vice president—mergers and acquisitions, executive vice president—administration and members of executive management of NFPISI and NFPSI.

Capital Expenditures

If a firm desires to make a capital expenditure and the expenditure is approved by both the operating committee and the firm’s board of directors, we contribute a portion of the cost in the same ratio as base earnings is to target earnings. The principals are responsible for the remainder of the cost. In most cases, we advance the principals’ contribution which is repaid with interest over a term which is generally five years or less. The repayment of these advances has priority over the payment of management fees. Earnings levels from which a firm’s growth is measured, as well as a firm’s base earnings, may be adjusted upwards for certain capital expenditures.

Corporate Headquarters

Our New York headquarters provides support for our acquired firms. Corporate activities, including mergers and acquisitions, legal, finance and accounting, marketing and operations and technology are centralized in New York. Our mergers and acquisitions team identifies targets, performs due diligence and negotiates acquisitions. Our legal team is heavily involved in the acquisition process in addition to handling our general corporate and corporate regulatory needs. Finance and accounting is responsible for working with each firm to ensure timely and accurate reporting. In addition, finance and accounting is responsible for consolidation of our financial statements at the corporate level. Our operations team works with our firms to identify opportunities for joint-work and cross-selling and to identify and resolve operational issues.

Our technology team addresses technology requirements at both the corporate level and at the firm level. Our firms maintain their existing systems except to the extent that they need to have certain capabilities to interface with our corporate systems. We provide our firms with web-enabled software that complements their existing systems. Our technology model and philosophy have enabled our principals to immediately begin using our web-enabled services, leverage their existing technology investments and support growth in products distribution and client reporting capabilities.

Clients and Customers

The customers of our life insurance and wealth transfer and financial planning and investment advisory products and services are generally high net worth individuals and the businesses that serve them. We define the high net worth market as households with investible assets of at least $1 million. According to Spectrem Group, the number of households in the high net worth market grew at an estimated compounded annual rate of 4.8% from 1996 to 2003. We particularly seek to target the segment of the high net worth market having net worth, excluding primary residence, of at least $5 million, although we sell a substantial volume of products to persons having lower levels of net worth. According to Spectrem Group, this higher segment of the high net worth market grew at an estimated compounded annual rate of 11.8% during the period from 1996 to 2003.

Although the size of the high net worth market decreased in 2002 and 2001, this segment grew in 2003 as compared to 2002 according to Spectrem Group. We believe that the current economic and stock market environment may lead high net worth persons to increase their demand for the specialized services we offer in order to continue to meet their financial goals. Our firms experienced an internal revenue growth rate of 6% in 2002 and 14% in 2003, which we believe was driven in part by this increased demand. Further, we are well positioned to benefit from any future growth in the high net worth market.

The customers of our firms’ corporate and executive benefits products and services are generally small and medium-size corporations and the businesses that serve them. According to the U.S. Census Bureau, in 2001, there were approximately 2.2 million businesses employing between 5 and 999 employees. We consider this segment our target market although our firms sell a significant volume of product to businesses that are smaller or larger.

Competition

We face substantial competition in all aspects of our business. Our competitors in the insurance and wealth transfer business include individual insurance carrier sponsored producer groups, captive distribution systems of insurance companies, broker-dealers and banks. In addition, we also compete with independent insurance intermediaries, boutique broker-general agents and local distributors including M Financial Group and The BISYS Group, Inc. We believe that we remain competitive due to several factors, including the independence of our producers, our “open architecture” platform, the overall strength of our business model, the technology-based support services we provide and the training resources available to our firms.

In the corporate and executive benefits business, we face competition which varies based on the products and services provided. In the employee benefits sector, we face competition from both national and regional groups. Our national competitors include Marsh & McLennan Companies, Inc., Aon Corporation, Hilb, Rogal and Hamilton Company, Arthur J. Gallagher & Co., U.S.I. Holdings Corp., Brown & Brown, Inc. and Willis Group Holdings. Our regional competitors include local brokerage firms and regional banks, consulting firms, third-party administrators, producer groups and insurance companies.

In the financial planning and investment advisory business, we compete with a large number of investment management and investment advisory firms. Our competitors include global and domestic investment management companies, commercial banks, brokerage firms, insurance companies, independent financial planners and other financial institutions. U.S. banks and insurance companies can now affiliate with securities firms, which has accelerated consolidation within the money management and financial services industries. It has also increased the level of competition for assets on behalf of institutional and individual clients. In addition, foreign banks and investment firms have entered the U.S. money management industry, either directly or through partnerships or acquisitions. Factors affecting our financial planning and investment management business include brand recognition, business reputation, investment performance, quality of service and the continuity of both the client relationships and assets under management. We believe that our unique model will allow our firms to compete effectively in this market. Our entrepreneurs will be able to maintain and create client relationships while enjoying the brand recognition, quality of service and diversity of opportunities provided by the national network.

NFPSI also competes with numerous other independent broker-dealers, including Raymond James Financial, Inc., LPL Financial Services, FSC Securities Corporation, Cambridge Investment Research, Inc., Commonwealth Financial Network, Financial Network Investment Corporation, Nathan & Lewis Securities, Inc. and Royal Alliance Associates, Inc.

Regulation

The financial services industry is subject to extensive regulation. Our firms are currently licensed to conduct business in the 50 states, the District of Columbia and Puerto Rico and are subject to regulation and supervision both federally and in each of these jurisdictions. In general, this regulation is designed to protect clients and other third parties that deal with our firms and to ensure the integrity of the financial markets, and is not designed to protect our stockholders. Our firms’ ability to conduct business in the jurisdictions in which they currently operate depends on our firms’ compliance with the rules and regulations promulgated by federal regulatory bodies and the regulatory authorities in each of these jurisdictions. Failure to comply with all necessary regulatory requirements, including the failure to be properly licensed or registered, can subject our firms to sanctions or penalties. In addition, there can be no assurance that regulators or third parties will not raise material issues with respect to our firms’ past or future compliance with applicable regulations or that future regulatory, judicial or legislative changes will not have a material adverse effect on our company.

State insurance laws grant supervisory agencies, including state insurance departments, broad regulatory authority. State insurance regulators and the National Association of Insurance Commissioners continually reexamine existing laws and regulations, some of which affect us. These supervisory agencies regulate, among other things, the licensing of insurance brokers and agents, regulation of the handling and investment of third-party funds held in a fiduciary capacity and the marketing practices of insurance brokers and agents, in the context of curbing unfair trade practices. This continual reexamination may result in the enactment of laws and regulations, or the issuance of interpretations of existing laws and regulations, that adversely affect our business. More restrictive laws, rules or regulations may be adopted in the future that could make compliance more difficult and expensive.

Most of our subsidiaries are required to be licensed to engage in the insurance agency and brokerage business in most of the jurisdictions where we do business. In addition, the insurance laws of all United States jurisdictions require individuals who engage in agency, brokerage and certain other insurance service activities to be licensed personally. These laws also govern the sharing of insurance commissions with third parties. We believe that any payments made by us, including payment of management fees, are in compliance with applicable insurance laws. However, should any insurance department take the position, and prevail, that certain payments by us violate the insurance laws relating to the payment or sharing of commissions, that insurance department could require that we stop making those payments or that the entities receiving those payments become licensed. In addition, if this were to occur, the insurance department could impose fines or penalties on us. We believe, however, that we could continue to operate our business by requiring that these entities be licensed or by making payments directly to licensed individuals.

Several of our subsidiaries, including NFPSI, are registered broker-dealers. The regulation of broker-dealers is performed, to a large extent, by the SEC and self-regulatory organizations, principally the National Association of Securities Dealers, Inc., or NASD, and the national securities exchanges, such as the New York Stock

Exchange, or NYSE. Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales practices, trading practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure, recordkeeping and the conduct of directors, officers and employees. Violations of applicable laws or regulations can result in the imposition of fines or censures, disciplinary actions, including the revocation of licenses or registrations, and reputational damage. Recently, federal and state authorities have focused on, and continue to devote substantial attention to, the mutual fund, annuity and insurance industries. It is difficult at this time to predict whether changes resulting from new laws and regulations will affect the industry or our business and, if so, to what degree.

Providing investment advice to clients is also regulated on both the federal and state level. NFPSI and certain of our firms are investment advisers registered with the SEC under the Investment Advisers Act of 1940, as amended, or Investment Advisers Act, and certain of our firms are regulated by state securities regulators under applicable state securities laws. Each firm that is a federally registered investment adviser is regulated and subject to examination by the SEC. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including disclosure obligations, recordkeeping and reporting requirements, marketing restrictions and general anti-fraud prohibitions. Each firm that is a state-regulated investment adviser is subject to regulation under the laws of the states in which it provides investment advisory services. Violations of applicable federal or state laws or regulations can result in the imposition of fines or censures, disciplinary actions, including the revocation of licenses or registrations, and reputational damage.

The SEC, the NASD and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities brokerage firms. Failure to maintain the required net capital may subject a firm to suspension or revocation of registration by the SEC and suspension or expulsion from the NASD and other regulatory bodies, which ultimately could prevent NFPSI or our other broker-dealers from performing as a broker-dealer. In addition, a change in the net capital rules, the imposition of new rules or any unusually large charge against net capital could limit the operations of NFPSI or our other broker-dealers, which could harm our business.

Our revenue and earnings may be more exposed than other financial services firms to the revocation or suspension of the licenses or registrations of our firms’ principals, because the revenue and earnings of many of our firms are largely dependent on the individual production of their respective principals for whom designated successors may not be in place.

In our executive benefits business, we have designed and implemented supplemental executive retirement plans that use split dollar life insurance as a funding source. Split dollar life insurance policies are arrangements in which premiums, ownership rights and death benefits are generally split between an employer and an employee. The employer pays either the entire premium or the portion of each year’s premium that at least equals the increase in cash value of the policy. Split dollar life insurance has traditionally been used because of its federal tax law advantages. However, in recent years, the Internal Revenue Service, or IRS, has proposed regulations relating to the tax treatment of some types of these life insurance arrangements. The IRS recently enacted regulations that treat premiums paid by an employer in connection with split dollar life insurance arrangements as loans for tax purposes under the Internal Revenue Code. In addition, the recently enacted Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, may affect these arrangements. Specifically, the Sarbanes-Oxley Act includes a provision that prohibits most loans from a public company to its directors or executives. Because a split dollar life insurance arrangement between a public company and its directors or executives could be viewed as a personal loan, we will face a reduction in sales of split dollar life insurance policies to our clients that are subject to the Sarbanes-Oxley Act. Moreover, members of Congress have proposed, from time to time, other laws reducing the tax incentive or otherwise impacting these arrangements. As a result, our supplemental executive retirement plans that use split dollar life insurance may become less attractive to some of our firms’ customers, which could result in lower revenue to us.

Legislation enacted in the spring of 2001 under the Economic Growth and Tax Relief Reconciliation Act of 2001, or EGTRRA, increased the size of estates exempt from the federal estate tax and phases in additional increases between 2002 and 2009. EGTRRA also phases in reductions in the federal estate tax rate between 2002 and 2009 and repeals the federal estate tax entirely in 2010. Under EGTRRA, the federal estate tax will be reinstated, without the increased exemption or reduced rate, in 2011 and thereafter. However, President Bush and members of Congress have expressed a desire to modify the current legislation, which could result in additional increases in the size of estates exempt from the federal estate tax, further reductions in the federal estate tax rate or a permanent repeal of the federal estate tax. In that regard, on June 18, 2003, the House of Representatives passed a bill that would permanently extend the estate tax repeal after it expires in 2010 under EGTRRA, while maintaining the current phase-out schedule. The bill, or other related legislation, is expected to be considered in the Senate in due course. As enacted, EGTRRA has had a modest negative impact on our revenue from the sale of estate planning services and products including certain life insurance products that are often used to fund estate tax obligations and could have a further negative impact in the future. The pending bill, if enacted in its current form, or any additional increases in the size of estates exempt from the federal estate tax, further reductions in the federal estate tax rate or other legislation to permanently repeal the federal estate tax, could have a material adverse effect on our revenue. There can be no assurance that the pending bill will not be enacted in its current form or, alternatively, that other legislation will not be enacted that would have a further negative impact on our revenue.

The market for many life insurance products we sell is based in large part on the favorable tax treatment, including the tax-free build up of cash values, that these products receive relative to other investment alternatives. A change in the tax treatment of the life insurance products we sell or a determination by the IRS that certain of these products are not life insurance contracts for federal tax purposes could remove many of the tax advantages policyholders seek in these policies. If the provisions of the tax code change or new federal tax regulations and IRS rulings are issued in a manner that would make it more difficult for holders of these insurance contracts to qualify for favorable tax treatment, the demand for the life insurance contracts we sell could decrease, which may reduce our revenue and negatively affect our business.

Employees

As of March 3, 2004, we had approximately 1,450 employees. We believe that our relations with our employees are satisfactory. None of our employees is represented by a union.

Risks Relating to Our Company

We may be unsuccessful in acquiring suitable acquisition candidates, which could adversely affect our growth.

We compete with numerous integrated financial services organizations, insurance brokers, insurance companies, banks and other entities to acquire high quality independent financial services distribution firms. Many of our competitors have substantially greater financial resources than we do and may be able to outbid us for these acquisition targets. If we do identify suitable candidates, we may not be able to complete any such acquisition on terms that are commercially acceptable to us. If we are unable to complete acquisitions, it may have an adverse effect on our earnings or revenue growth and negatively impact our strategic plan because we expect a portion of our growth to come from acquisitions.

Even if we are successful in acquiring firms, we may be adversely affected if the acquired firms do not perform as expected. The firms we acquire may perform below expectations after the acquisition for various reasons, including legislative or regulatory changes that affect the products in which a firm specializes, the loss of key clients after the acquisition closed, general economic factors that impact a firm in a direct way and the cultural incompatibility of an acquired firm’s management team with us. The failure of firms to perform as expected at the time of acquisition may have an adverse effect on our internal earnings and revenue growth rates, and may result in impairment charges and/or generate losses or charges to NFP’s earnings if the firms are disposed. As of December 31, 2003, out of a total of 147 acquired firms, we have disposed of eight firms and restructured our relationship with the principals of another eight firms due to these factors.

Competition in our industry is intense and, if we are unable to compete effectively, we may lose clients and our financial results may be negatively affected.

The business of providing financial services to high net worth individuals and growing entrepreneurial companies is highly competitive and we expect competition to intensify. Our firms face competition in all aspects of their business, including life insurance, wealth transfer and estate planning, corporate and executive benefits, and financial planning and investment advisory services. See “Business–Competition” for a listing of some of our more prominent competitors. Our firms compete for clients on the basis of reputation, client service, program and product offerings and their ability to tailor our products and services to meet the specific needs of a client.

We actively compete with numerous integrated financial services organizations as well as insurance companies and brokers, producer groups, individual insurance agents, investment management firms, independent financial planners and broker-dealers. Many of our competitors have greater financial and marketing resources than we do and may be able to offer products and services that our firms do not currently offer and may not offer in the future. The passage of the Gramm-Leach-Bliley Act in 1999 reduced barriers to large institutions providing a wide range of financial services products and services. We believe, in light of increasing industry consolidation and the regulatory overhaul of the financial services industry, that competition will continue to increase from manufacturers and other marketers of financial services products.

Our competitors in the insurance, wealth transfer and estate planning business include individual insurance carrier sponsored producer groups, captive distribution systems of insurance companies, broker-dealers and banks. In addition, we also compete with independent insurance intermediaries, boutique broker-general agents and local distributors, including M Financial Group and The BISYS Group, Inc. In the employee benefits sector, we face competition from both national and regional groups. Our national competitors include Marsh & McLennan Companies, Inc., Aon Corporation, Hilb, Rogal and Hamilton Company, Arthur J. Gallagher & Co., U.S.I. Holdings Corp., Brown & Brown, Inc. and Willis Group Holdings. Our regional competitors include local brokerage firms and regional banks, consulting firms, third-party administrators, producer groups and insurance companies. In the financial planning and investment advisory business, we compete with a large number of investment management and investment advisory firms. Our competitors include global and domestic investment management companies, commercial banks, brokerage firms, insurance companies, independent financial planners and other financial institutions.

Our operating strategy and structure may make it difficult to respond quickly to operational or financial problems and to grow our business, which could negatively affect our financial results.

NFP operates through firms that report their results to corporate headquarters on a monthly basis. We have implemented cash management and management information systems that allows us to monitor the overall performance and financial activities of our firms. However, if our firms delay either reporting results or informing corporate headquarters of a negative business development such as the possible loss of an important client or relationship with a financial services products manufacturer or a threatened professional liability or other claim or regulatory inquiry or other action, NFP may not be able to take action to remedy the situation on a timely basis. This in turn could have a negative effect on our financial results. In addition, if one of our firms were to report inaccurate financial information, NFP might not learn of the inaccuracies on a timely basis and be able to take corrective measures promptly, which could negatively affect NFP’s ability to report our financial results.

In addition, due in part to our management approach, we may have difficulty helping our firms grow their business. Our failure to facilitate internal growth at and cross-selling and other growth initiatives among our firms may negatively impact our earnings or revenue growth.

Our dependence on the principals of our firms may limit our ability to effectively manage our business.

Most of our acquisitions result in the acquired business becoming our wholly owned subsidiary. The principals enter into management agreements pursuant to which they continue to manage the acquired business.

The principals retain responsibility for day-to-day operations of the acquired business for an initial five-year term, renewable annually thereafter by the principals and/or certain entities they own, subject to termination for cause and supervisory oversight as required by applicable securities and insurance laws and regulations and the terms of our management agreements. The principals are responsible for ordinary course operational decisions, including personnel, culture and office location, subject to the oversight of the board of directors of the acquired business. Non-ordinary course transactions require the unanimous consent of the board of directors of the acquired business, which always includes a representative of NFP’s management. The principals also maintain the primary relationship with clients and, in some cases, vendors. Although we maintain internal controls that allow us to oversee our nationwide operations, this operating structure exposes us to the risk of losses resulting from day-to-day decisions of the principals. Unsatisfactory performance by these principals could hinder our ability to grow and could have a material adverse effect on our business and the value of our common stock.

Elimination or modification of the federal estate tax could adversely affect revenue from our life insurance, wealth transfer and estate planning businesses.

Legislation enacted in the spring of 2001 under EGTRRA increased the size of estates exempt from the federal estate tax and phases in additional increases between 2002 and 2009. EGTRRA also phases in reductions in the federal estate tax rate between 2002 and 2009 and repeals the federal estate tax entirely in 2010. Under EGTRRA, the federal estate tax will be reinstated, without the increased exemption or reduced rate, in 2011 and thereafter. However, President Bush and members of Congress have expressed a desire to modify the current legislation, which could result in additional increases in the size of estates exempt from the federal estate tax, further reductions in the federal estate tax rate or a permanent repeal of the federal estate tax. In that regard, on June 18, 2003, the House of Representatives passed a bill that would permanently extend the estate tax repeal after it expires in 2010 under EGTRRA, while maintaining the current phase-out schedule. The bill, or other related legislation, is expected to be considered in the Senate in due course. As enacted, EGTRRA has had a modest negative impact on our revenue from the sale of estate planning services and products including certain life insurance products that are often used to fund estate tax obligations and could have a further negative impact in the future. The pending bill, if enacted in its current form, or any additional increases in the size of estates exempt from the federal estate tax, further reductions in the federal estate tax rate or other legislation to permanently repeal the federal estate tax, could have a material adverse effect on our revenue. There can be no assurance that the pending bill will not be enacted in its current form or, alternatively, that other legislation will not be enacted that would have a further negative impact on our revenue.

Because the commission revenue our firms earn on the sale of certain insurance products is based on premiums and commission rates set by insurers, any decreases in these premiums or commission rates could result in revenue decreases for us.

We are engaged in insurance agency and brokerage activities and derive revenue from commissions on the sale of insurance products to clients that are paid by the insurance underwriters from whom our clients purchase insurance. These commission rates are set by insurance underwriters and are based on the premiums that the insurance underwriters charge. Commission rates and premiums can change based on the prevailing economic and competitive factors that affect insurance underwriters. These factors, which are not within our control, include the capacity of insurance underwriters to place new business, underwriting and non-underwriting profits of insurance underwriters, consumer demand for insurance products, the availability of comparable products from other insurance underwriters at a lower cost and the availability of alternative insurance products, such as government benefits and self-insurance plans, to consumers.

We cannot predict the timing or extent of future changes in commission rates or premiums. As a result, we cannot predict the effect that any of these changes will have on our operations. These changes may result in revenue decreases for us. These decreases may adversely affect our results of operations for the periods in which they occur.

We are aware of at least two instances in the last two years of insurance underwriters reducing commission payments on certain products, one in the employee benefit area and one in the annuity area. We do not believe we have experienced any significant revenue reductions in the aggregate in our business to date due to these factors. However, we believe that the reduction in rates on annuity products was one of several factors that contributed to a significant decrease in the profitability of one of our firms.

Our revenue and earnings may be affected by fluctuations in interest rates, stock prices and general economic conditions.

General economic and market factors, such as changes in interest rates or declines or significant volatility in the securities markets, can affect our commission and fee income. These factors can affect the volume of new sales and the extent to which clients keep their policies in force year after year or maintain funds in accounts we manage. Equity returns and interest rates can have a significant effect on the sale of many employee benefit programs whether they are financed by life insurance or other financial instruments. For example, if interest rates increase, competing products offering higher returns could become more attractive to potential purchasers than the programs and policies we market and distribute. Further, a decrease in stock prices can have a significant effect on the sale of financial services products that are linked to the stock market, such as variable life insurance, variable annuities, mutual funds and managed accounts. In addition, a portion of our earnings is derived from fees, typically based on a percentage of assets under management, for our firms offering financial advice and related services to clients. Further, our firms earn recurring commission revenue on certain products over a period after the initial sale, provided the customer retains the product. These factors may lead customers to surrender or terminate their products, ending these recurring revenues. A portion of our earnings is derived from commissions and override payments from manufacturers of financial services products that are based on the volume, persistency and profitability of business generated by us. If investors were to seek alternatives to our firms’ financial planning advice and services or to our firms’ insurance products and services, it could have a negative impact on our revenue. We cannot guarantee that we will be able to compete with alternative products if these market forces make our firms’ products and services unattractive to clients. Finally, adverse general economic conditions may cause potential customers to defer or forgo the purchase of products that our firms sell, for example to invest more defensively or to surrender products to increase personal cash flow. General economic and market factors may also slow the rate of growth, or lead to a decrease in the size, of the high net worth market and the number of small and medium-size corporations. For example, the size of the high net worth market decreased in 2001 and 2002 in part due to these factors, including in particular the decline in the equity markets. Further, assets under management in the independent distribution channel for financial services products declined in 2002 as a result of the same factors.

If we are required to write down goodwill and other intangible assets, our financial condition and results would be negatively affected.

When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. As of December 31, 2003, goodwill of $218.0 million, net of accumulated amortization of $15.2 million, represented 46.9% of our total stockholders’ equity. As of December 31, 2003, other intangible assets, including book of business, management contracts and trade name, of $232.7 million, net of accumulated amortization of $54.9 million, represented 50.0% of our total stockholders’ equity.

On January 1, 2002, we adopted Statement of Financial Standards, or SFAS, No. 142 which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill and intangible assets deemed to have indefinite lives no longer be amortized but instead be tested for impairment at least annually (or more frequently if impairment indicators arise). Other intangible assets will continue to be amortized over their useful lives. In accordance with SFAS No. 142, we recognized an impairment loss on goodwill and identifiable intangible assets not subject to amortization of $0.8 million and $5.7 million for the years ended December 31, 2002 and 2003, respectively.

On January 1, 2002, we adopted SFAS No. 144. In accordance with SFAS No. 144, long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We recognized an impairment loss on identifiable intangible assets subject to amortization of $1.0 million and $4.2 million for the years ended December 31, 2002 and 2003, respectively.

Under current accounting standards, if we determine goodwill or intangible assets are impaired, we will be required to write down the value of these assets. Any write-down would have a negative effect on our stockholders’ equity and financial results.

Failure to comply with or changes in state and federal laws and regulations applicable to us could restrict our ability to conduct our business.

The financial services industry is subject to extensive regulation. Our firms are currently licensed to conduct business in the 50 states, the District of Columbia and Puerto Rico, and are subject to regulation and supervision both federally and in each of these jurisdictions. In general, this regulation is designed to protect clients and other third parties that deal with our firms and to ensure the integrity of the financial markets, and is not designed to protect our stockholders. Our firms’ ability to conduct business in the jurisdictions in which they currently operate depends on our compliance with the rules and regulations promulgated by federal regulatory bodies and the regulatory authorities in each of these jurisdictions. Failure to comply with all necessary regulatory requirements, including the failure to be properly licensed or registered, can subject our firms to sanctions or penalties. In addition, there can be no assurance that regulators or third parties will not raise material issues with respect to our firms past or future compliance with applicable regulations or that future regulatory, judicial or legislative changes will not have a material adverse effect on our company.

State insurance laws grant supervisory agencies, including state insurance departments, broad regulatory authority. State insurance regulators and the National Association of Insurance Commissioners continually reexamine existing laws and regulations, some of which affect us. These supervisory agencies regulate, among other things, the licensing of insurance brokers and agents, regulation of the handling and investment of third-party funds held in a fiduciary capacity and the marketing practices of insurance brokers and agents, in the context of curbing unfair trade practices. This continual reexamination may result in the enactment of laws and regulations, or the issuance of interpretations of existing laws and regulations, that adversely affect our business. More restrictive laws, rules or regulations may be adopted in the future that could make compliance more difficult and expensive.

Several of our subsidiaries, including NFPSI, are registered broker-dealers. The regulation of broker-dealers is performed, to a large extent, by the SEC and self-regulatory organizations, principally the NASD and the national securities exchanges, such as the NYSE. Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales practices, trading practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure, recordkeeping and the conduct of directors, officers and employees. Violations of applicable laws or regulations can result in the imposition of fines or censures, disciplinary actions, including the revocation of licenses or registrations, and reputational damage.

Providing investment advice to clients is also regulated on both the federal and state level. NFPSI and certain of our firms are investment advisers registered with the SEC under the Investment Advisers Act, and certain of our firms are regulated by state securities regulators under applicable state securities laws. Each firm that is a federally registered investment adviser is regulated and subject to examination by the SEC. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including disclosure obligations, recordkeeping and reporting requirements, marketing restrictions and general anti-fraud prohibitions. Each firm that is a state-regulated investment adviser is subject to regulation under the laws of the states in which it provides investment advisory services. Violations of applicable federal or state laws or regulations can result in the imposition of fines or censures, disciplinary actions, including the revocation of licenses or registrations, and reputational damage.

Our revenue and earnings may be more exposed than other financial services firms to the revocation or suspension of the licenses or registrations of our firms’ principals because the revenue and earnings of many of our firms are largely dependent on the individual production of their respective principals for whom designated successors may not be in place.

Legislative, legal and regulatory developments concerning market timing, late trading, revenue sharing and other activities involving mutual funds, insurance and distribution companies may negatively affect our business and financial results.

Recently, the financial services industry, including mutual fund, variable insurance and distribution companies have been the subject of increasing scrutiny by regulators, legislators and the media. Numerous regulatory agencies, including the SEC, the NASD and various state regulatory authorities, have commenced industry-wide investigations regarding late trading and market timing in connection with mutual funds and variable insurance products and revenue sharing arrangements and have commenced enforcement actions against some mutual fund insurance and distribution companies in connection with those issues. These investigations and proceedings have resulted in legal precedents, and could result in new industry-wide legislation, rules or regulations that could significantly affect the financial services industry, including mutual fund, insurance and distribution companies. Similar to certain mutual fund and insurance companies and other broker-dealers, NFPSI has been contacted by the NASD and requested to provide information relating to market timing and late trading. NFPSI is cooperating with the regulatory authorities and responding to those information requests. Although we are not aware of any systemic problems with respect to such matters that would have a material adverse effect on our consolidated financial position, we cannot predict the course that the existing inquiries and areas of focus may take or the impact that any new laws, rules or regulations governing mutual fund, insurance and distribution companies may have on our business and financial results.

The geographic concentration of our firms could leave us vulnerable to an economic downturn or regulatory changes in those areas, resulting in a decrease in our revenue.

Our firms located in New York produced approximately 15.3%, 17.0% and 16.2% of our revenue for the years ended December 31, 2001, 2002 and 2003, respectively. Our firms located in Florida produced approximately 17.0%, 12.9% and 13.6% of our revenue for the years ended December 31, 2001, 2002 and 2003, respectively. Our firms located in California produced approximately 17.0%, 12.8% and 11.5% of our revenue for the years ended December 31, 2001, 2002 and 2003, respectively. The concentration of revenue in Florida and California decreased from the year ended December 31, 2001 to the year ended December 31, 2003 due primarily to the acquisition of firms located in other states. The concentration of revenue in New York increased due to the acquisition of several firms and the growth of certain of our firms located in New York.

Because our business is concentrated in these three states, the occurrence of adverse economic conditions or an adverse regulatory climate in any of these states could negatively affect our financial results more than would be the case if our business were more geographically diversified. A weakening economic environment in any state or region could result in a decrease in employment or wages that may reduce the demand for employee benefit products in that state or region. Reductions in personal income could reduce individuals’ demand for various financial products in that state or region. One of our firms involved in employee and executive benefits has experienced a decline in revenue due to reductions in employment in the financial services sector in New York.

The loss of key personnel could negatively affect our financial results and impair our ability to implement our business strategy.

Our success substantially depends on our ability to attract and retain key members of our senior management team and the principals of our firms. If we lose one or more of these key employees or principals, our ability to successfully implement our business plan and the value of our common stock could be materially adversely affected. Jessica M. Bibliowicz, the chairman of our board of directors, president and chief executive officer, R. Bruce Callahan, chairman and chief executive officer of NFPISI, Robert R. Carter, president of NFPISI, and Jeff Montgomery, president and chief executive officer of NFPSI, are particularly important to our company. Although all have employment agreements, there can be no assurance that these senior managers will serve the term of their employment agreements or renew their employment agreements upon expiration. Other than with respect to Ms. Bibliowicz and many of the principals of our firms, we do not maintain key person life insurance policies.

The securities brokerage business has inherent risks.

The securities brokerage and advisory business is, by its nature, subject to numerous and substantial risks, particularly in volatile or illiquid markets, or in markets influenced by sustained periods of low or negative economic growth, including the risk of losses resulting from the ownership of securities, trading, counterparty failure to meet commitments, client fraud, employee processing errors, misconduct and fraud (including unauthorized transactions by registered representatives), failures in connection with the processing of securities transactions and litigation. We cannot be certain that our risk management procedures and internal controls will prevent losses from occurring. A substantial portion of our total revenue is generated by NFPSI, and any losses at NFPSI due to the risks noted above could have a significant impact on our revenue and earnings.

Failure to comply with net capital requirements could subject our wholly owned broker-dealers to suspension or revocation of their licenses by the SEC or expulsion from the NASD.

The SEC, the NASD and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities brokerage firms. Failure to maintain the required net capital may subject a firm to suspension or revocation of registration by the SEC and suspension or expulsion from the NASD and other regulatory bodies, which ultimately could prevent NFPSI or our other broker-dealers from performing as a broker-dealer. Although our broker-dealers have compliance procedures in place to ensure that the required levels of net capital are maintained, there can be no assurance that our broker-dealers will remain in compliance with the net capital requirements. In addition, a change in the net capital rules, the imposition of new rules or any unusually large charge against net capital could limit the operations of NFPSI or our other broker-dealers, which could harm our business.

A change in the tax treatment of life insurance products we sell or a determination that these products are not life insurance contracts for federal tax purposes could reduce the demand for these products, which may reduce our revenue.

The market for many life insurance products we sell is based in large part on the favorable tax treatment, including the tax-free build up of cash values, that these products receive relative to other investment alternatives. A change in the tax treatment of the life insurance products we sell or a determination by the IRS that certain of these products are not life insurance contracts for federal tax purposes could remove many of the tax advantages policyholders seek in these policies. If the provisions of the tax code change or new federal tax regulations and IRS rulings are issued in a manner that would make it more difficult for holders of these insurance contracts to qualify for favorable tax treatment, the demand for the life insurance contracts we sell could decrease, which may reduce our revenue and negatively affect our business.

Our business, financial condition and results of operations may be negatively affected by errors and omissions claims.

We have significant insurance agency, brokerage and intermediary operations as well as securities brokerage and investment advisory operations and activities, and are subject to claims and litigation in the ordinary course of business resulting from alleged and actual errors and omissions in placing insurance, effecting securities transactions and rendering investment advice. These activities involve substantial amounts of money. Since errors and omissions claims against our firms may allege our liability for all or part of the amounts in question, claimants may seek large damage awards. These claims can involve significant defense costs. Errors and omissions could include, for example, failure, whether negligently or intentionally, to place coverage or effect securities transactions on behalf of clients, to provide insurance carriers with complete and accurate information relating to the risks being insured or to appropriately apply funds that we hold on a fiduciary basis. It is not always possible to prevent or detect errors and omissions, and the precautions we take may not be effective in all cases.

We have primary errors and omissions insurance coverage to protect us against the risk of liability resulting from alleged and actual errors and omissions. Recently, prices for this insurance have increased and coverage terms have become far more restrictive because of reduced insurer capacity in the marketplace. While we endeavor to purchase coverage that is appropriate to our assessment of our risk, we are unable to predict with certainty the frequency, nature or magnitude of claims for direct or consequential damages.

Since our inception, we have successfully resolved by settlement or favorable disposition in litigation or arbitration approximately twenty-eight errors and omissions claims against different acquired firms. Each claim was covered by liability insurance. Approximately thirty-four errors and omissions claims are currently pending against different acquired firms. We believe there is liability insurance coverage available for most of these claims. Although management does not believe that these claims, either individually or in the aggregate, will materially impact our business, financial condition or results of operations, there can be no assurance that we will successfully dispose of or settle these claims or that insurance coverage will be available or adequate to pay the amounts of any award or settlement.

Our business, financial condition and results of operations may be negatively affected if in the future our insurance proves to be inadequate or unavailable. In addition, errors and omissions claims may harm our reputation or divert management resources away from operating our business.

Because our firms’ clients can withdraw the assets our firms manage on short notice, poor performance of the investment products and services our firms recommend or sell may have a material adverse effect on our business.

Our firms’ investment advisory and administrative contracts with their clients are generally terminable upon 30 days’ notice. These clients can terminate their relationship with our firms, reduce the aggregate amount of assets under management or shift their funds to other types of accounts with different rate structures for any of a number of reasons, including investment performance, changes in prevailing interest rates, financial market performance and personal client liquidity needs. Poor performance of the investment products and services that our firms recommend or sell relative to the performance of other products available in the market or the performance of other investment management firms tends to result in the loss of accounts. The decrease in revenue that could result from such an event could have a material adverse effect on our business.

Our results of operations could be adversely affected if we are unable to facilitate smooth succession planning at our firms.

We seek to acquire firms in which the principals are not ready to retire, but instead will be motivated to grow their firm’s earnings and participate in the growth incentives we offer. However, we cannot predict with certainty how long the principals of our firms will continue working. The personal reputation of the principals of our firms and the relationships they have are crucial to success in the independent distribution channel. Upon retirement of a principal, the business of a firm may be adversely affected if that principal’s successor in the firm’s management is not as successful as the original principal. Although we have had few successions to date as a result of our short operating history, succession will be a larger issue for us in the future. We will attempt to facilitate smooth transitions but if we are not successful, our results of operations could be adversely affected.

Government regulation relating to the supplemental executive benefits plans we design and implement could negatively affect our financial results.

In our executive benefits business, we have designed and implemented supplemental executive retirement plans that use split dollar life insurance as a funding source. Split dollar life insurance policies are arrangements in which premiums, ownership rights and death benefits are generally split between an employer and an employee. The employer pays either the entire premium or the portion of each year’s premium that at least equals the increase in cash value of the policy. Split dollar life insurance has traditionally been used because of its federal tax law advantages. However, in recent years, the IRS has proposed regulations relating to the tax treatment of some types of these life insurance arrangements. The IRS recently proposed regulations that treat premiums paid by an employer in connection with split dollar life insurance arrangements as loans for tax purposes under the U.S. Internal Revenue Code of 1986, as amended. In addition, the recently enacted Sarbanes-Oxley Act may affect these arrangements. Specifically, the Sarbanes-Oxley Act includes a provision that prohibits most loans from a public company to its directors or executives. Because a split dollar life insurance arrangement between a public company and its directors or executives could be viewed as a personal loan, we will face a reduction in sales of split dollar life insurance policies to our clients that are subject to the Sarbanes-Oxley Act. Moreover, members of Congress have proposed, from time to time, other laws reducing the tax incentive or otherwise impacting these arrangements. As a result, our supplemental executive retirement plans that use split dollar life insurance may become less attractive to some of our firms’ customers, which could result in lower revenue to us.

Our business is dependent upon information processing systems.

Our ability to provide financial services to clients and to create and maintain comprehensive tracking and reporting of client accounts depends on our capacity to store, retrieve and process data, manage significant databases and expand and periodically upgrade our information processing capabilities. As we continue to grow, we will need to continue to make investments in new and enhanced information systems. Interruption or loss of our information processing capabilities or adverse consequences from implementing new or enhanced systems could have a material adverse effect on our business and the value of our common stock. As our information system providers revise and upgrade their hardware, software and equipment technology, we may encounter difficulties in integrating these new technologies into our business. These new revisions and upgrades may not be appropriate for our business. Although we have experienced no significant breaches of our network security by unauthorized persons, our systems may be subject to infiltration by unauthorized persons. If our systems or facilities were infiltrated and damaged by unauthorized persons, our clients could experience data loss, financial loss and significant business interruption. If that were to occur, it could have a material adverse effect on our business, financial condition and results of operations.

We may overestimate management fees advanced to principals and/or certain entities they own, which may negatively affect our financial condition and results.

We advance management fees monthly to principals and/or certain entities they own. We set each principal’s and/or such entity’s management fee amount after estimating how much operating cash flow the firm the principal and/or such entity manages will produce. If the firm produces less operating cash flow than what we estimated, an overadvance may occur, which may negatively affect our financial condition and results. Further, since contractually we are unable to unilaterally adjust payments to the principals and/or certain entities they own until after a six or nine-month calculation period depending on the firms, we may not be able to promptly take corrective measures, such as adjusting the monthly management fee lower or requiring the principal and/or such entity to repay the overadvance within a limited time period. In addition, if a principal and/or certain entities they own fail to repay an overadvance in a timely manner and any security we receive from the principal and/or such entities for the overadvance is insufficient, our financial condition and results may be negatively affected.

NFPSI relies heavily on Pershing and Fidelity, its clearing firms, and termination of its agreements with the clearing firms could harm its business.

Pursuant to NFPSI’s clearing agreements with Pershing and Fidelity, the clearing firms process all securities transactions for NFPSI’s account and the accounts of its clients. Services of the clearing firms include billing and credit extension and control, receipt, custody and delivery of securities. NFPSI is dependent on the ability of its clearing firms to process securities transactions in an orderly fashion. Clearing agreements with Pershing and Fidelity may be terminated by either party upon 90 days’ prior written notice. If these agreements were terminated, NFPSI’s ability to process securities transactions on behalf of its clients could be adversely affected.

Item 2.	Properties

Our corporate headquarters are located in New York City, where we lease approximately 23,600 square feet of space. Our subsidiaries NFPSI and NFPISI lease approximately 38,600 square feet of space in Austin, Texas. In addition, our firms lease properties for use as offices throughout the United States. We believe that our existing properties are adequate for the current operating requirements of its business and that additional space will be available as needed.

Item 3.	Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of 2003.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

Our shares of common stock have been traded on the NYSE under the symbol NFP since our initial public offering in September 2003. Prior to that there was no public market for our common stock.

On March 11, 2004, the last reported sales price of the common stock was $31.87 per share, as reported on the NYSE. As of March 11, 2004 there were 455 common stockholders of record. These figures do not include stockholders with shares held under beneficial ownership in nominee name, which are estimated to be in excess of 2,200.

The following table sets forth the high and low prices of our common stock for each quarter of 2003 as reported on the NYSE.

2003	High	Low
Third Quarter (beginning September 18)	$28.10	$25.70
Fourth Quarter	$28.17	$24.71

We did not pay dividends in either of the two years ended December 31, 2002 and December 31, 2003, respectively. We paid a quarterly cash dividend of $0.10 per share of common stock on January 7, 2004. On February 17, 2004, our board of directors declared a cash dividend of $0.10 per share of common stock payable on April 7, 2004 to stockholders of record on March 17, 2004. We intend to pay quarterly cash dividends on our common stock. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, earnings, legal requirements and other factors as the board of directors deems relevant.

The information set forth under the caption “Equity Compensation Plan Information” in the Proxy Statement is incorporated herein by reference.

On September 23, 2003, we completed our initial public offering of 10,427,025 shares, consisting of 4,279,146 primary shares and 6,147,879 shares sold by the selling stockholders. We did not receive any proceeds from the shares sold by the selling stockholders. The shares of stock sold in the offering were registered under the Securities Act on a Registration Statement on Form S-1 (No. 333-105104), which was declared effective by the SEC on September 17, 2003. All of the shares sold by us and by the selling stockholders were sold at a price of $23.00 per share. We received proceeds of approximately $86.4 million, after fees and expenses of approximately $12.0 million. We used proceeds from the offering to repay the balance of our bank loan of approximately $72.0 million. We used the remainder of the proceeds to pay cash consideration of acquisitions that closed subsequent to the initial public offering.

Recent Sales of Unregistered Securities

Since January 1, 2003, we have issued the following securities:

We have issued 1,182,223 shares of our common stock with a value of approximately $23.5 million to principals in connection with the acquisition of firms. We have also granted principals of our firms 304,235 options to purchase an aggregate of 304,235 shares of our common stock at a weighted average exercise price of $20.00 per share under our 2002 Stock Incentive Plan for Principals and Managers.

All of the transactions described above were transactions that were exempt from registration under the Securities Act by virtue of the exemption provided under Section 4(2) for transactions not involving a public offering. Specifically, each of these transactions involved the offer of our securities to a limited number of offerees (and, in many of the cases, to a single offeree), all of whom were sophisticated investors (based, in substantially all cases, upon reasonable assurances provided by the investors that they were accredited investors within the meaning of Rule 501 promulgated under the Securities Act) and all of whom acknowledged that they were afforded the opportunity to access such information regarding the business, management and financial affairs of NFP and its subsidiaries as they required to make an investment decision. In addition, in each case we obtained reasonable assurances from the investors that they were acquiring the securities for investment purposes and not with a view to distribution. Further, the certificates that were delivered to the investors evidencing the securities contained legends referring to the fact that the securities had not been registered under the Securities Act and were subject to restrictions on transfer, all of which was expressly acknowledged by the investors. Finally, in each case the offer was not made by means of any form of general solicitation.

From January 2003 to September 2003, we granted members of NFP’s board of directors, employees and management of NFP, NFPSI, NFPISI and our other subsidiaries, members of the advisory board of an acquired firm and consultants to NFP 631,668 options to purchase an aggregate of 631,668 shares of our common stock at a weighted average exercise price of approximately $21.42 per share under our 2000 and 2002 Stock Incentive Plans. These grants were exempt from the registration requirements of the Securities Act pursuant to Rule 701 promulgated thereunder inasmuch as they were offered and sold under written compensatory benefit plans and were otherwise in compliance with the provisions of Rule 701.

Item 6.	Selected Financial Data

You should read the selected consolidated financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and the related notes included elsewhere in this report. We derived the following selected financial information as of and for each of the three years in the period ended December 31, 2003 from our audited consolidated financial statements and the related notes included elsewhere in this report. We derived the selected financial information as of and for each of the two years in the period ended December 31, 2000 from our audited consolidated financial statements and the related notes not included elsewhere in this report.

Although we were founded in August 1998, we commenced our operations on January 1, 1999. In each year since we commenced operations, we have completed a significant number of acquisitions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Acquisitions.” As a result of our acquisitions, the results in the periods shown below may not be directly comparable.

	For the Years ended December 31,
	1999	2000	2001	2002	2003
	(in thousands, except per share amounts)
Statement of Operations Data:
Revenue:
Commissions and fees	$100,126	$207,945	$278,064	$361,071	$479,577
Cost of services:
Commissions and fees	39,044	62,796	77,439	104,747	126,776
Operating expenses	25,231	60,537	89,389	115,286	150,280
Management fees	16,072	40,279	49,834	65,602	94,372

Total cost of services	80,347	163,612	216,662	285,635	371,428

Gross margin	19,779	44,333	61,402	75,436	108,149

Corporate and other expenses:
General and administrative (excludes option compensation)	10,455	21,122	20,472	21,423	24,439
Option compensation	5,499	14,403	19,967	9,866	199
Amortization	5,380	11,990	15,476	13,321	16,461
Impairment of goodwill and intangible assets(a)	—	2,503	4,394	1,822	9,932
Depreciation	649	1,350	2,836	3,106	4,748
Acquisition bonus and other	14,477	2,137	444	(747)	1,823
Loss (gain) on sale of subsidiaries	—	3,798	(738)	339	1,754

Total corporate and other expenses	36,460	57,303	62,851	49,130	59,356

Income (loss) from operations	(16,681)	(12,970)	(1,449)	26,306	48,793

Interest and other income	818	2,217	1,151	1,862	1,626
Interest and other expense	(282)	(865)	(3,523)	(3,438)	(3,580)

Net interest and other	536	1,352	(2,372)	(1,576)	(1,954)
Income (loss) before income taxes	(16,145)	(11,618)	(3,821)	24,730	46,839
Income tax expense (benefit)	(5,695)	(10)	1,921	13,137	23,338

Net income (loss)	$(10,450)	$(11,608)	$(5,742)	$11,593	$23,501

Earnings (loss) per share—basic	$(0.84)	$(0.52)	$(0.24)	$0.45	$0.81

Earnings (loss) per share—diluted	$(0.84)	$(0.52)	$(0.24)	$0.40	$0.74

Weighted average shares outstanding—basic	12,482	22,308	24,162	25,764	29,021

Weighted average shares outstanding—diluted	12,482	22,308	24,162	28,775	31,725

	As of December 31,
	1999	2000	2001	2002	2003
Statement of Financial Condition Data:
Cash and cash equivalents	$55,691	$32,439	$35,394	$31,814	$71,244
Intangibles, net	85,267	133,222	179,312	205,101	232,665
Goodwill, net	69,201	106,904	151,550	184,507	218,002
Total assets	260,985	345,062	472,781	541,246	671,555
Bank loan(b)	—	3,000	35,337	39,450	—
Redeemable common stock(c)	59,896	—	273	—	—
Total stockholders’ equity	134,748	218,652	249,503	288,099	465,272

		For the Years ended December 31,
		2000	2001	2002	2003
Other Data (unaudited):
Internal revenue growth(d)		25%	14%	6%	14%
Total NFP-owned firms (at period end)		74	88	111	130
Number of representatives in broker-dealer (at period end)(e)		653	729	915	1,125

(a)	We adopted SFAS No. 142 on January 1, 2002. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). Goodwill amortization was $4.4 million and $5.5 million in 2000 and 2001, respectively. In accordance with SFAS No. 142, we recognized an impairment loss on goodwill and identifiable intangible assets not subject to amortization of $0.8 million in 2002 and $5.7 million in 2003. Prior to the adoption of SFAS No. 142, we accounted for long-lived assets in accordance with SFAS No. 121. For the years ended December 31, 2000 and 2001, we recorded an impairment loss on goodwill of $1.1 million and $2.1 million, respectively.

We adopted SFAS No. 144 on January 1, 2002. In accordance with SFAS No. 144, long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We recognized an impairment loss on identifiable intangible assets subject to amortization of $1.0 million in 2002 and $4.2 million in 2003. Prior to the adoption of SFAS No. 144, we accounted for long-lived assets in accordance with SFAS No. 121. For the years ended December 31, 2000 and 2001, we recorded an impairment loss on intangibles subject to amortization of $1.4 million and $2.3 million, respectively.

(b)	Our bank loan is structured as a revolving credit facility and is due on September 14, 2005, unless we elect to convert the credit facility to a term loan, in which case it will amortize over one year, with a principal payment due on March 14, 2006 and with a final maturity on September 14, 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Borrowings.”

(c)	Reflects our obligations under put options relating to shares of our common stock and is not included in total stockholders’ equity.

(d)

As a measure of financial performance, we calculate the internal growth rate of the revenue of our firms. This calculation compares the change in revenue of a comparable group of firms for the same time period in successive years. We include firms in this calculation at the beginning of the first fiscal quarter that begins one year after acquisition by us unless a firm has merged with another owned firm or has made a sub-acquisition that represents more than 25% of the base earnings of the acquiring firm. With respect to two owned firms that merge, the combined firm is excluded from the calculation from the time of the merger until the first fiscal quarter that begins one year after acquisition by us of the most recently acquired firm participating in the merger. However, if both firms involved in a merger are included in the internal growth rate calculation at the time of the merger, the combined firm continues to be included in the calculation after the merger. With respect to the sub-acquisitions described above, to the extent the sub- acquired firm does not separately report financial statements to NFP, the acquiring firm is excluded from the calculation from the time of the sub-acquisition until the first fiscal quarter beginning one year following the sub-acquisition. Sub-acquisitions that represent less than 25% of the base earnings of the acquiring firms are considered to be internal growth. For further information about sub-acquisitions, see “Business—Operations—Sub-Acquisitions.” With respect to dispositions, we include these firms up to the time of disposition and exclude these firms for all periods after the disposition. The calculation described above is not adjusted for intercompany transactions that result in the same item of revenue being recorded by two firms.

(e)	The number of representatives in our broker-dealer refers to NASD-registered representatives of NFPSI, including sales assistants and home office personnel that are registered representatives. These totals include personnel of our owned firms and our affiliated third-party distributors. In addition to NFPSI’s registered representatives, our firms’ distribution network includes (1) certain sales professionals who are registered representatives of other broker-dealers, (2) professionals licensed with state insurance authorities who because of their product focus are not required to be registered with a broker-dealer and (3) professionals affiliated with registered investment advisers who because of their product focus are neither required to be licensed as insurance agents nor required to be registered with other broker-dealers. These professionals are not included in these totals.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report. In addition to historical information, this discussion includes forward-looking information that involves risks and assumptions which could cause actual results to differ materially from management’s expectations. See “Forward-Looking Information” included elsewhere in this report.

Executive Overview

We are a leading independent distributor of financial services products primarily to high net worth individuals and growing entrepreneurial companies. Founded in 1998, and commencing operations on January 1, 1999, we have grown internally and through acquisitions and, as of December 31, 2003, operate a national distribution network with over 1,400 producers in 40 states and Puerto Rico operating through 130 owned firms and 181 affiliated third-party distributors. We acquired 18, 26 and 24 firms in 2001, 2002 and 2003, respectively. Our net income has grown from a net loss of $(10.5) million in 1999 to net income of $23.5 million in 2003. As a result of new acquisitions and the growth of previously acquired firms, we have grown from a base of no revenue at the beginning of 1999 to $479.6 million of revenue in 2003.

Our firms earn revenue that consists primarily of commissions and fees earned from the sale of financial products and services to their clients and incur commission and fee expense and operating expense in the course of earning revenue. We pay management fees to non-employee principals of our firms based on the financial performance of each respective firm. We refer to revenue earned by our firms minus the expenses of our firms, including management fees, as gross margin. Management uses gross margin as a measure of the performance of the firms that we have acquired. Through acquisitions and internal growth, gross margin has grown from $19.8 million, or 19.8% of revenues, in 1999 to $108.1 million, or 22.6% of revenues, in 2003.

Our gross margin is offset by expenses that we incur at the corporate level, including corporate and other expenses. Corporate and other expenses have grown from $36.5 million in 1999 to $59.4 million in 2003. Corporate and other expenses include general and administrative expenses, which are the operating expenses of our corporate headquarters. General and administrative expenses have grown from $10.5 million in 1999 to $24.4 million in 2003. General and administrative expenses as a percent of revenue declined from 10.4% in 1999 to 5.1% in 2003.

Acquisitions

Under our acquisition structure, we acquire 100% of the equity of independent financial services products distribution businesses on terms that are relatively standard across our acquisitions. To determine our acquisition price, we first estimate the annual operating cash flow of the business to be acquired based on current levels of revenue and expense. For this purpose, we define operating cash flow as cash revenue of the business less cash and non-cash expenses, other than amortization, depreciation and compensation to the business’s owners or individuals who subsequently become principals. We refer to this estimated annual operating cash flow as “target earnings.” Our acquisition price is a multiple (approximately five times) of a portion of the target earnings, which we refer to as “base earnings.” Base earnings average 48% of target earnings for acquisitions completed through December 31, 2003. In determining base earnings, our general rule is not to exceed an amount equal to the recurring revenue of the business. By recurring revenue, we mean revenue from sales previously made (such as renewal commissions on insurance products, commissions and administrative fees for ongoing benefit plans and mutual fund trail commissions) and fees for assets under management.

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

Substantially all of our acquisitions have been paid for with a combination of cash and our common stock, valued at its then fair market value. We require our principals to take typically at least 30% of the total acquisition price in our common stock; however, through December 31, 2003, principals have taken on average approximately 47% of the total acquisition price in our common stock. The following table shows acquisition activity in the following periods:

	For the Years ended December 31,
	2001	2002	2003
	(in thousands, except number of acquisitions closed)
Number of acquisitions closed	18	26	24
Consideration:
Cash	$49,431	$29,772	$50,658
Common stock	37,859	26,239	23,515
Other(a)	4,447	2,259	2,004

	$91,737	$58,270	$76,177

(a)	Consists principally of the assumption of debt and capitalized acquisition costs.

Although Management believes that we will continue to have opportunities to complete a similar number of acquisitions as we have had in the past three years, there can be no assurance that we will be successful in identifying and completing acquisitions. See “Risk Factors—Risks Relating to Our Company—We may be unsuccessful in acquiring suitable acquisition candidates, which could adversely affect our growth.” Any change in our financial condition or in the environment of the markets in which we operate could impact our ability to source and complete acquisitions.

Revenue

We generate revenue primarily from the following sources:

•	Life insurance commissions and estate planning fees. Insurance and annuity commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. First-year commissions are calculated as a percentage of the first twelve months’ premium on the policy and earned in the year that the policy is originated. In many cases, our firms receive renewal commissions for a period following the first year, if the policy remains in force. Our firms also earn fees for developing estate plans.

•	Corporate and executive benefits commissions and fees. Our firms earn commissions on the sale of insurance policies written for benefit programs. The commissions are paid each year as long as the client continues to use the product and maintain its broker of record relationship with us. Our firms also earn fees for the development and implementation of corporate and executive benefit programs as well as fees for the duration that these programs are administered. Asset-based fees are also earned for administrative services or consulting related to certain benefits plans.

•

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

Our firms also earn additional compensation in the form of incentive revenue, including override payments, from manufacturers of financial services products, based on the volume, persistency and profitability of business generated by us from these three sources. These forms of payments are earned both with respect to sales by our owned firms and sales by our network of 181 affiliated third-party distributors.

NFPSI, our registered broker-dealer and investment adviser, also earns commissions and fees on the transactions effected through it. Most principals of our firms, as well as many of our affiliated third-party distributors, conduct securities or investment advisory business through NFPSI. Our affiliated third-party distributors generated commission revenue through NFPSI of $34.7 million, $34.3 million and $45.0 million in the years 2001, 2002 and 2003, respectively.

Incidental to the corporate and executive benefits services provided to their customers, some of our firms offer property and casualty insurance brokerage and advisory services. We earn commissions and fees in connection with these services.

Although our operating history is limited, management believes that our firms earn approximately 65% to 70% of their revenue in the first three quarters of the year and approximately 30% to 35% of their revenue in the fourth quarter.

Expenses

The following table sets forth certain of our expenses as a percentage of revenue for the periods indicated:

	For the Years ended December 31,
	2001	2002	2003
Total revenue	100.0%	100.0%	100.0%
Cost of services:
Commissions and fees	27.8%	29.0%	26.4%
Operating expenses	32.1	31.9	31.3
Management fees	17.9	18.2	19.7

	77.8%	79.1%	77.4%

Gross margin	22.2%	20.9%	22.6%

Corporate and other expenses:
General and administrative (excludes option compensation)	7.4%	5.9%	5.1%
Option compensation	7.2	2.7	0.0
Amortization	5.6	3.7	3.4
Depreciation	1.5	0.9	1.0
Impairment of goodwill and intangible asset	1.0	0.5	2.1
Acquisition bonus and other	0.2	(0.2)	0.4
Loss (gain) on sale of subsidiaries	(0.3)	0.1	0.4

	22.6%	13.6%	12.4%

Cost of services

Commissions and fees. Commissions and fees are typically paid to non-principal producers, who are producers that are employed by or affiliated with our firms but are not principals. When business is generated solely by a principal, no commission expense is incurred because principals are only paid from a share of the cash flow of the acquired firm through management fees. However, when income is generated by a non-principal producer, the producer is generally paid a portion of the commission income, which is reflected as commission expense of the acquired firm. The use of non-principal producers affords principals the opportunity to expand the reach of the business of a firm beyond clients or customers with whom they have direct contact. In addition, NFPSI pays commissions to our affiliated third-party distributors who transact business through NFPSI.

Operating expenses. Our firms incur operating expenses related to maintaining individual offices, including compensating non-producing staff. Firm operating expenses also include the expenses of NFPSI and of NFPISI, another subsidiary that serves our acquired firms and through which our acquired firms and our affiliated third-party distributors access insurance and financial services products and manufacturers.

Management fees. We pay management fees to the principals of our firms and/or certain entities they own based on the financial performance of the firms they manage. Once we receive cumulative preferred earnings (base earnings) from a firm, the principals and/or an entity the principals own receive management fees equal to earnings above base earnings up to target earnings. An additional management fee is paid in respect of earnings in excess of target earnings based on the ratio of base earnings to target earnings. For example, if base earnings equal 40% of target earnings, we receive 40% of earnings in excess of target earnings and the principal and/or the entity receives 60%. Management fees also include an accrual for certain performance-based incentive amounts payable under our ongoing incentive program. See “Business—Acquisition Model—Performance incentives.”

The ratio of management fees to gross margin before management fees is dependent on the percentage of total earnings of our firms capitalized by us, the performance of our firms relative to base earnings and target earnings and the earnings of NFPISI and NFPSI, from which no management fees are paid. Because of our cumulative preferred position, if a firm produces earnings below target earnings in a given year, our share of the firm’s total earnings would be higher for that year. If a firm produces earnings at or above target earnings, our share of the firm’s total earnings would be equal to the percentage of the earnings capitalized by us in the initial transaction, less any additional management fees earned under ongoing incentive plans.

The following table summarizes the results of operations of our firms for the periods presented and shows our management fees as a percentage of gross margin before management fees:

	For the Years ended December 31,
	2001	2002	2003
	(in thousands)
Revenue:
Commissions and fees	$278,064	$361,071	$479,577
Cost of services:
Commissions and fees	77,439	104,747	126,776
Operating expenses	89,389	115,286	150,280

Gross margin before management fees	111,236	141,038	202,521
Management fees	49,834	65,602	94,372

Gross margin	$61,402	$75,436	$108,149
Management fees, as a percentage of gross margin before management fees	44.8%	46.5%	46.6%

Corporate and other expenses

General and administrative. At the corporate level, we incur general and administrative expense related to the acquisition of and administration of our firms. General and administrative expense includes compensation, occupancy, professional fees, travel and entertainment, technology, telecommunication, advertising and marketing costs. Option compensation expense is disclosed separately.

Option compensation. Option compensation expense consists primarily of expenses related to stock option grants under two incentive programs offered to the principals and certain employees of our earlier acquisitions.

As an inducement to the sellers of the first 27 firms we acquired, the first incentive program allowed principals and certain employees to earn options at a fixed exercise price of $10.00 per share. The incentive program under which these stock options were granted expired, and therefore the option compensation expense related to this program has ended. The second program, offered to the sellers of the next 40 firms we acquired, allows principals and certain employees to earn options with a strike price equal to the price of our common stock at the time the options were earned. The second incentive program expired at the end of 2003.

In addition to these incentive programs, we have incurred option compensation expense for stock options granted to employees and directors. Stock options granted to employees through December 31, 2002 were accounted for under the intrinsic-value-based method of accounting in accordance with Accounting Principles Board, or APB, Opinion No. 25. On January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” and have adopted the “prospective” method of transition. Under this method, the cost of stock options granted to employees after January 1, 2003 are included in the determination of net income.

Amortization. We incur amortization expense related to the amortization of intangible assets. Prior to January 1, 2002, we also incurred costs for amortization of goodwill.

Impairment of goodwill and intangible assets. The firms we acquire may not continue to positively perform after the acquisition for various reasons, including legislative or regulatory changes that affect the products in which a firm specializes, the loss of key clients after the acquisition closed, general economic factors that impact a firm in a direct way and the cultural incompatibility of an acquired firm’s management team with us. In such situations, we may take impairment charges in accordance with SFAS No. 142 and SFAS No. 144 and reduce the carrying cost of acquired identifiable intangible assets (including book of business, management contract and tradename) and goodwill to their respective fair values. Management reviews and evaluates the financial and operating results of our acquired firms on a firm-by-firm basis throughout the year to assess the recoverability of goodwill and other intangible assets associated with these firms. The fair value is based upon the amount at which the acquired firm could be bought or sold in a current transaction between NFP and the principals. The intangible assets associated with a particular firm may be impaired when the firm has experienced a significant deterioration in its business indicated by an inability to produce at the level of base earnings for a period of four consecutive quarters and when the firm does not appear likely to improve its operating results or cash flows in the foreseeable future. Management believes that this is an appropriate time period to evaluate firm performance given the seasonal nature of many firms’ activities. In assessing the recoverability of goodwill and other intangible assets, historical trends are used and projections regarding the estimated future cash flows and other factors are made to determine the fair value of the respective assets.

Depreciation. We incur depreciation expense related to capital assets, such as investments in technology, office furniture and equipment.

Acquisition bonus and other. We incurred certain expenses through 2001, primarily legal and accounting costs, related to the formation of NFP. In addition, as discussed more fully below in “—Commitments and Contingencies—Acquisition bonus programs,” we established acquisition bonus programs under which some of our founding officers and directors, as well as certain consultants, are eligible to receive payments for acquisitions that they originate that meet specified criteria. We accrue acquisition bonus expenses when transactions that meet these criteria close and adjust the accruals based on the performance of the firms for which the bonuses are paid. Other expense includes a variety of items, including certain reserves taken against notes generally related to transactions involving the disposition of firms.

Loss (gain) on sale of subsidiaries. From time to time, we have disposed of acquired firms when these firms have not produced the expected results. In these dispositions, we may realize a gain or loss on the sale of the subsidiary.

Results of Operations

Through acquisitions and internal growth, we have achieved revenue growth of 34%, 30% and 33% in the years ended December 31, 2001, 2002 and 2003, respectively. While this growth was driven primarily by our acquisitions, it has been augmented by internal growth in the revenues of our acquired firms, as well as the growth of NFPISI and NFPSI. In 2001, 2002 and 2003, our firms had an internal revenue growth rate of 14%, 6% and 14%, respectively.

As a measure of financial performance, we calculate the internal growth rate of the revenue of our firms. This calculation compares the change in revenue of a comparable group of firms for the same time period in successive years. We include firms in this calculation at the beginning of the first fiscal quarter that begins one year after acquisition by us unless a firm has merged with another owned firm or has made a sub-acquisition that represents more than 25% of the base earnings of the acquiring firm. With respect to two owned firms that merge, the combined firm is excluded from the calculation from the time of the merger until the first fiscal quarter that begins one year after acquisition by us of the most recently acquired firm participating in the merger. However, if both firms involved in a merger are included in the internal growth rate calculation at the time of the merger, the combined firm continues to be included in the calculation after the merger. With respect to the sub-acquisitions described above, to the extent the sub-acquired firm does not separately report financial statements to NFP, the acquiring firm is excluded from the calculation from the time of the sub-acquisition until the first fiscal quarter beginning one year following the sub-acquisition. Sub-acquisitions that represent less than 25% of the base earnings of the acquiring firms are considered to be internal growth. For further information about sub-acquisitions, see “Business—Operations—Sub-Acquisitions.” With respect to dispositions, we include these firms up to the time of disposition and exclude these firms for all periods after the disposition. The calculation described above is not adjusted for intercompany transactions that result in the same item of revenue being recorded by two firms.

In addition to internal growth in the revenue of our firms, we monitor acquired firm revenue, commission and fee expense and operating expense from new acquisitions as compared with existing firms. For this purpose, a firm is considered to be a new acquisition for the twelve months following the acquisition. After the first twelve months, a firm is considered to be an existing firm. Within any reported period, a firm may be considered to be a new acquisition for part of the period and an existing firm for the remainder of the period. Additionally, NFPSI and NFPISI are considered to be existing firms. Sub-acquisitions that do not separately report their results are considered to be part of the firm making the acquisition, and the results of firms disposed of are included. The results of operations discussions set forth below include analysis of the relevant line items on this basis.

Year ended December 31, 2003 compared with the year ended December 31, 2002

The following table provides a comparison of our revenues and expenses for the periods presented.

	For the years ended December 31,
	2002	2003	$ Change	% Change
	(in millions)
Statement of Operations Data:
Revenue:
Commissions and fees	$361.1	$479.6	$118.5	32.8%
Cost of services:
Commissions and fees	104.8	126.8	22.0	21.0
Operating expenses	115.3	150.3	35.0	30.4
Management fees	65.6	94.4	28.8	43.9

Total cost of services	285.7	371.5	85.8	30.0

Gross margin	75.4	108.1	32.7	43.4

Corporate and other expenses:
General and administrative (excludes option compensation)	21.4	24.4	3.0	14.0
Option compensation	9.9	0.2	(9.7)	(98.0)
Amortization	13.3	16.5	3.2	24.1
Impairment of goodwill and intangible assets	1.8	9.9	8.1	450.0
Depreciation	3.1	4.7	1.6	51.6
Acquisition bonus and other	(0.7)	1.8	2.5	NM
Loss on sale of subsidiaries	0.3	1.8	1.5	500.0

Total corporate and other expenses	49.1	59.3	10.2	20.8

Income from operations	26.3	48.8	22.5	85.6

Interest and other income	1.9	1.6	(0.3)	(15.8)
Interest and other expense	(3.5)	(3.6)	(0.1)	2.9

Net interest and other	(1.6)	(2.0)	(0.4)	25.0
Income before income taxes	24.7	46.8	22.1	89.5
Income tax expense	13.1	23.3	10.2	77.9

Net income	$11.6	$23.5	$11.9	102.6%

NM indicates not meaningful.

Summary

Net income. Net income increased $11.9 million, or 102.6%, to $23.5 million in 2003 compared with $11.6 million in 2002. The increase in 2003 was largely due to acquisitions and the internal growth of our firms and was partially offset by impairment of goodwill and intangible assets, loss on sale of subsidiaries and an increase in general and administrative expenses.

Revenue

Commissions and fees. Commissions and fees increased $118.5 million, or 32.8%, to $479.6 million in 2003 compared with $361.1 million in 2002. The increase was due to business generated by firms that were acquired in 2002 and in 2003 as well as an increased volume of business from our existing firms. Commissions and fees from new acquisitions was approximately $61.3 million in 2003. Commissions and fees from existing firms was $418.3 million in 2003, an increase of $57.2 million, or 15.8%, from $361.1 million in 2002.

Cost of services

Commissions and fees. Commissions and fees expense increased $22.0 million, or 21.0%, to $126.8 million in 2003 compared with $104.8 million in 2002. The increase was principally due to business generated by firms which were acquired in 2002 and in 2003. As a percentage of revenue, commissions and fees expense decreased to 26.4% in 2003 from 29.0% in 2002. The decline as a percentage of revenue was attributable to lower commission expense as a percentage of revenue at newly acquired firms as well as a reduction in the commission payout rate at our broker-dealer, NFPSI. Commissions and fees expense from new acquisitions were approximately $5.4 million in 2003. Commissions and fees expense from existing firms were approximately $121.4 million in 2003 compared with $104.7 million in 2002.

Operating expenses. Operating expenses increased $35.0 million, or 30.4%, to $150.3 million in 2003 compared with $115.3 million in 2002. The increase was principally due to business generated by firms which were acquired during 2002 and 2003 and internal growth at our existing firms. As a percentage of revenue, operating expenses declined to 31.3% in 2003 from 31.9% in 2002 as the rate of expense growth was slightly below the rate of revenue growth. Operating expenses from new acquisitions were approximately $19.5 million in 2003. Operating expenses from existing firms were approximately $130.8 million in 2003 compared with $115.3 million in 2002.

Management fees. Management fees increased $28.8 million, or 43.9%, to $94.4 million in 2003 compared with $65.6 million in 2002. The increase results from higher earnings at our acquired firms generated primarily through new acquisitions and internal growth of existing firms. Management fees represented 46.6% of gross margin before management fees in 2003 compared with 46.5% in 2002. A higher percentage of our firms operated at or above target earnings in 2003 compared with 2002. This resulted in a greater proportion of management fees being accrued than in the prior period. In addition, management fees included an accrual of $2.4 million for ongoing incentive plans in 2003 compared with $0.8 million in 2002, reflecting growth at firms that we have owned for at least three years. Offsetting the increase were higher earnings at NFPISI and NFPSI, for which no management fee expense is realized. Management fees as a percentage of revenue increased to 19.7% in 2003 from 18.2% in 2002.

Gross margin. Gross margin increased $32.7 million, or 43.4%, to $108.1 million in 2003 compared with $75.4 million in 2002. This increase was largely due to the rate of growth in revenue exceeding the growth in commissions and fees expense and operating expenses as described above.

Corporate and other expenses

General and administrative. General and administrative expenses increased $3.0 million, or 14.0%, to $24.4 million in 2003 compared with $21.4 million in 2002. The increase reflects additional expenses associated with operating as a public company, including increased directors and officers liability insurance premiums, costs associated with stockholder services, as well as higher accrued incentive compensation. As a percentage of revenue, general and administrative expense declined to 5.1% in 2003 compared with 5.9% in 2002, as we continue to benefit from the absorption of corporate expenses over an expanding revenue base.

Option compensation. Option compensation expense decreased $9.7 million to $0.2 million in 2003 compared with $9.9 million in 2002. In prior years, we accrued option compensation expense related to options expected to be issued under the option incentive programs (see “Business – Acquisition Strategy – Option incentive programs”). One program expired during the second half of 2002 and the other program expired in the fourth quarter of 2003. In conjunction with the ending of these programs, we reduced accruals for options which were not issued by $2.1 million during 2003. The reduction of these accruals offset option expense of $1.8 million recorded in connection with the option incentive programs and $0.5 million of option compensation expense for the stock-based employee compensation plans. As a percentage of revenue, option compensation expense was less than 0.1% in 2003 compared with 2.7% in 2002.

Amortization. Amortization increased $3.2 million, or 24.1%, to $16.5 million in 2003 compared with $13.3 million in 2002. Amortization expense increased as a result of a 13% increase in net intangible assets resulting primarily from acquisitions consummated in 2003. As a percentage of revenue, amortization was 3.4% in 2003 compared with 3.7% in 2002.

Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets increased $8.1 million, to $9.9 million in 2003 compared with $1.8 million in 2002. The impairments were related to five firms in 2003 and three firms in 2002 and resulted in a reduction of the carrying value of the identifiable intangible assets and goodwill associated with these firms to their fair value. As a percentage of revenue, impairment of goodwill and intangible assets was 2.1% in 2003 compared with 0.5% in 2002.

Depreciation. Depreciation expense increased $1.6 million, or 51.6%, to $4.7 million in 2003 compared with $3.1 million in 2002. The increase in depreciation resulted from an increase in the number of owned firms and a higher level of capital expenditures as some firms moved into newer or larger facilities, purchased office furniture and made investments in new technology. As a percentage of revenue, depreciation expense increased to 1.0% in 2003 from 0.9% in 2002.

Acquisition bonus and other expense. Acquisition bonus and other expense increased $2.5 million to $1.8 million in 2003 compared with $(0.7) million in 2002. In 2003, we accrued $1.8 million for a production bonus related to the acquisition of an insurance marketing platform completed at the beginning of 2000. The production bonus was accrued based upon the achievement of specific milestones over a thirty-nine month period. The 2002 amount was due to the reversal of acquisition bonuses that were previously accrued as certain contingencies required for the payment of the bonuses were not met.

Loss on sale of subsidiaries. Loss on sale of subsidiaries increased $1.5 million to $1.8 million in 2003 compared with $0.3 million in 2002. The loss on sale resulted from the disposal of three subsidiaries in 2003 and two subsidiaries in 2002.

Interest and other income. Interest and other income decreased $0.3 million, or 15.8%, to $1.6 million in 2003 compared with $1.9 million in 2002.

Interest and other expense. Interest and other expense increased $0.1 million, or 2.9%, to $3.5 million in 2003 compared with $3.4 million in 2002. The increase was due to higher average borrowings under our bank line of credit offset, in part, by lower interest rates.

Income tax expense

Income tax expense. Income tax expense increased $10.2 million, or 77.9%, to $23.3 million in 2003 compared with $13.1 million in 2002. The increase is a direct result of an 89.5% increase in pretax income for the year ended December 31, 2003 of $46.8 million compared with $24.7 million for the year ended December 31, 2002, offset by a decrease in our effective tax rate to 49.8% from 53.1%. The effective tax rate differs from the provision calculated at the federal statutory rate primarily because of certain expenses that are not deductible for tax purposes, as well as the effects of state and local taxes. The effective tax rate declined in 2003 as a direct result of the proportional increase in pretax income relative to nondeductible expenses. In addition, in 2003, we recorded an accrual of $1.3 million compared to an accrual of $2.1 million in 2002, representing the difference between the final aggregate state and local taxes and those previously estimated and accrued.

Year ended December 31, 2002 compared with the year ended December 31, 2001

The following table provides a comparison of our revenues and expenses for the periods presented.

	For the Years ended December 31,
	2001	2002	$ Change	% Change
	(in millions)
Statement of Operations Data:
Revenue:
Commissions and fees	$278.1	$361.1	$83.0	29.8%
Cost of services:
Commissions and fees	77.4	104.8	27.4	35.4
Operating expenses	89.4	115.3	25.9	29.0
Management fees	49.8	65.6	15.8	31.7

Total cost of services	216.6	285.7	69.1	31.9

Gross margin	61.5	75.4	13.9	22.6

Corporate and other expenses:
General and administrative (excludes option compensation)	20.5	21.4	0.9	4.4
Option compensation	20.0	9.9	(10.1)	(50.5)
Amortization	15.5	13.3	(2.2)	(14.2)
Impairment of goodwill and intangible assets	4.4	1.8	(2.6)	(59.1)
Depreciation	2.8	3.1	0.3	10.7
Acquisition bonus and other	0.4	(0.7)	(1.1)	NM
Loss (gain) on sale of subsidiaries	(0.7)	0.3	1.0	NM

Total corporate and other expenses	62.9	49.1	(13.8)	(21.9)

(Loss) income from operations	(1.4)	26.3	27.7	NM

Interest and other income	1.1	1.9	0.8	72.7
Interest and other expense	(3.5)	(3.5)	0.0	(0.0)

Net interest and other	(2.4)	(1.6)	0.8	(33.3)
(Loss) income before income taxes	(3.8)	24.7	28.5	NM
Income tax expense	1.9	13.1	11.2	589.5

Net (loss) income	$(5.7)	$11.6	$17.3	NM

NM indicates not meaningful.

Summary

Net income. Net income increased $17.3 million to $11.6 million in 2002 compared with a loss of $5.7 million in 2001. The increase was due primarily to the growth in revenue and expenses as a result of acquisitions and internal growth of our firms and a decline in amortization expense and option compensation expense.

Revenue

Commissions and fees. Commissions and fees revenue increased $83.0 million, or 29.8%, to $361.1 million in 2002 compared with $278.1 million in 2001. The increase was from business generated by firms that were acquired in 2001 and 2002 as well as an increased volume of business from existing firms. Commissions and fees from new acquisitions was approximately $58.1 million in 2002. Commissions and fees from existing firms was approximately $303.0 million in 2002, an increase of $24.9 million, or 9.0%, from $278.1 million in 2001.

Cost of services

Commissions and fees. Commissions and fees expense increased $27.4 million, or 35.4%, to $104.8 million in 2002 compared with $77.4 million in 2001. The increase was due to acquisitions completed in 2001 and 2002 as well as an increased volume of business. As a percentage of revenue, commissions and fees expense increased to 29.0% in 2002 compared with 27.8% in 2001 indicating that, in the aggregate, our firms generated a greater portion of revenue through non-principal producers in 2002 than in 2001. Commission and fee expense from new acquisitions was approximately $8.2 million in 2002. Commission and fee expense from existing firms was approximately $96.6 million in 2002 compared with $77.4 million in 2001.

Operating expenses. Operating expenses at the acquired firm level increased $25.9 million, or 29.0%, to $115.3 million in 2002 compared with $89.4 million in 2001. The increase was primarily due to acquisitions completed in 2001 and 2002. Operating expenses at the acquired firm level increased in line with revenue. As a percentage of revenue, operating expenses at the acquired firm level was 31.9% in 2002 compared with 32.1% in 2001. Operating expenses from new acquisitions was approximately $17.5 million in 2002. Operating expenses from existing firms was approximately $97.8 million in 2002 compared with $89.4 million in 2001.

Management fees. Management fees increased $15.8 million, or 31.7%, to $65.6 million in 2002 compared with $49.8 million in 2001. The increase reflected the increased earnings of our firms due to acquisitions and internal growth. Management fees represented 46.8% of gross margin before management fees in 2002 compared with 44.8% in 2001. In 2002, a higher percentage of firms produced earnings at or above target earnings than in 2001, resulting in a greater proportion of earnings being paid out to principals and/or certain entities they own. Management fees as a percentage of revenue was 18.2% in 2002 compared with 17.9% in 2001.

Gross margin

Gross margin increased $13.9 million, or 22.6%, to $75.4 million in 2002 compared with $61.5 million in 2001. This rate was below the rate of growth in revenue due to greater use of non-principal producers, which increased commission and fee expense, and due to the faster growth of management fees as described above.

Corporate and other expenses

General and administrative. General and administrative expense increased $0.9 million, or 4.4%, to $21.4 million in 2002 compared with $20.5 million in 2001. The growth in general and administrative expenses remains well below the growth rate in total revenue. The increase was due primarily to increased costs associated with our cash management system that was fully implemented during 2002 and to increased costs of professional fees. General and administrative expense as a percentage of revenue was 5.9% in 2002 compared with 7.4% in 2001.

Option compensation. Option compensation expense decreased $10.1 million, or 50.5%, to $9.9 million in 2002 compared with $20.0 million in 2001. The decrease was due to the completion in 2001 and 2002 of the option measurement periods for the principals of 12 and 15 of the 27 founding firms, respectively, that earned options with a $10.00 exercise price under the first option incentive program. As a percentage of revenue, option compensation expense declined to 2.7% in 2002 from 7.2% in 2001.

Amortization. Amortization decreased $2.2 million, or 14.2%, to $13.3 million in 2002 compared with $15.5 million in 2001. Amortization expense declined despite an increase in goodwill and other intangible assets as of December 31, 2002 from December 31, 2001. The decline was due to the elimination of goodwill amortization beginning January 1, 2002. Amortization expense related to the amortization of goodwill was $5.5 million in 2001. As a percentage of revenue, amortization declined to 3.7% in 2002 from 5.6% in 2001.

Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets decreased $2.6 million, or 59.1%, to $1.8 million in 2002 compared with $4.4 million in 2001. In 2002, we recognized impairment charges due to the poor performance of three of our firms. In connection with these charges, we reduced the carrying value of the identifiable intangible assets and goodwill associated with these firms to their fair value. As a percentage of revenue, impairment of goodwill and intangible assets was 0.5% in 2002 compared with 1.6% in 2001.

Depreciation. Depreciation increased $0.3 million, or 10.7%, to $3.1 million in 2002 compared with $2.8 million in 2001. As a percentage of revenue, depreciation expense increased to 0.9% in 2002 from 1.0% in 2001.

Acquisition bonus and other. Acquisition bonus and other expense decreased $1.1 million to $(0.7) million in 2002 compared with $0.4 million in 2001. The decrease was due to the reversal of acquisition bonuses that were previously accrued as certain contingencies required for the payment of the bonuses were not met. As a percentage of revenue, acquisition bonus and other expense was 0.1% in 2001.

Loss (gain) on sale of subsidiaries. Loss from the sale of subsidiaries was $0.3 million in 2002 compared with a gain of $0.7 million in 2001. In 2002, we experienced a net loss on the sale of two subsidiaries compared with a net gain on the sale of two subsidiaries in 2001. As a percentage of revenue, the loss on sale of subsidiaries was 0.1% in 2002 compared with a gain on sale of subsidiaries of 0.3% in 2001.

Interest and other

Interest and other income. Interest and other income increased $0.8 million, or 72.7%, to $1.9 million in 2002 compared with $1.2 million in 2001.

Interest and other expense. Interest and other expense remained consistent from 2002 compared with 2003. During 2003, we incurred higher interest expense due to higher average borrowings under our line of credit, which was offset in part by lower interest rates on our borrowings, and a decrease in other expenses, none of which was significant.

Income tax expense

Income tax expense. Income tax expense increased $11.2 million to $13.1 million in 2002 compared with $1.9 million in 2001. The increase was due to higher taxable income. Our effective tax rate was higher than the statutory rate. The effective tax rate differs from the provision calculated at the federal statutory rate primarily because of the amortization of nondeductible goodwill, disposal of subsidiaries, the effects of state and local taxes and certain other expenses not deductible for tax purposes. We file over 400 returns in 39 tax jurisdictions in the United States and, as a result, make estimates as to the apportionment of taxable income to each jurisdiction. Our overall tax rate can change due to the acquisition of firms in jurisdictions with varying state and local tax rates. In 2002, we recorded an accrual of $2.1 million representing the difference between the final aggregate state and local taxes and those previously estimated and accrued.

Liquidity and Capital Resources

Summary cash flow data is as follows (in thousands):

	For the Years ended December 31,
	2001	2002	2003
Cash flows provided by (used in):
Operating activities	$23,829	$24,347	$50,263
Investing activities	(52,945)	(33,019)	(59,182)
Financing activities	32,071	5,092	48,349

Net increase (decrease)	2,955	(3,580)	39,430
Cash and cash equivalents – beginning of period	32,439	35,394	31,814

Cash and cash equivalents – end of period	$35,394	$31,814	$71,244

As of December 31, 2003, we had cash and cash equivalents of $71.2 million, an increase of $39.4 million from the balance as of December 31, 2002 of $31.8 million. As of December 31, 2002, we had cash and cash equivalents of $31.8 million, a decrease of $3.6 million from the balance of $35.4 million as of December 31, 2001. The increase in cash and cash equivalents during 2003 was due to net cash proceeds of $86.4 million provided by the sale of 4.3 million shares of common stock through our initial public offering in September 2003 and cash provided by operations, offset by $39.5 million in repayments of borrowings under our credit facility. The decrease in cash and cash equivalents during 2002 resulted from investments in acquisitions and capital spending which were partially offset by the increase in cash provided by operations and additional borrowings under the credit facility. In 2001 the increase in cash and cash equivalents of $3.0 million resulted from the combination of a reduction in net loss for the period plus borrowings under the credit facility exceeding amounts invested in acquisitions and capital spending.

During 2003, cash provided by operating activities was $50.3 million, resulting primarily from an increase in net income and a decrease in commissions, fees and premiums receivable, net, and partially offset by a decrease in accounts payable and a decrease in amounts due to principals and/or certain entities they own. During 2002, $24.3 million of cash was provided by operating activities, primarily as a result of an increase in net income, partially offset by an increase in notes receivable, net of deposits, and an increase in commissions, fees and premiums receivable. During 2001, $23.8 million of cash was provided by operating activities, primarily the result of the increasing positive cash flow of our firms.

During 2003, 2002 and 2001, cash used in investing activities was $59.2 million, $33.0 million and $52.9 million, respectively, in each case for the acquisition of firms and property and equipment. During 2003, 2002 and 2001, we used $52.3 million, $29.8 million and $49.4 million for payments for acquired firms, net of cash acquired. In each period, payments for acquired firms represented the largest use of cash in investing activities.

During 2003, 2002 and 2001, cash provided by financing activities was $48.3 million, $5.1 million and $32.1 million, respectively. In 2003 cash provided by financing activities was primarily the result of the sale of 4.3 million shares of our common stock in our initial public offering in September 2003 and was partially offset by cash used in the repayment of borrowings under our credit facility. In 2002 and 2001, cash provided by financing activities was primarily the result of borrowings under our credit facility.

Some of our firms maintain premium trust accounts, which represent payments collected from insureds on behalf of carriers. Funds held in these accounts are invested in cash, cash equivalents and securities purchased under resale agreements (overnight). As of December 31, 2003, we had cash, cash equivalents and securities purchased under resale agreements in premium trust accounts of $41.3 million, an increase of $15.7 million from the balance as of December 31, 2002 of $25.6 million. The increase was due primarily to acquisitions of firms with premiums trust accounts. As of December 31, 2002, we had cash, cash equivalents and securities purchased under resale agreements in premium trust accounts of $25.6 million, an increase of $3.1 million from the balance as of December 31, 2001 of $22.5 million.

Management believes that our existing cash, cash equivalents, funds generated from our operating activities and funds available under our credit facility will provide sufficient sources of liquidity to satisfy our financial needs for the next twelve months. However, if circumstances change, we may need to raise debt or additional equity capital in the future.

Borrowings

In September 2000, we entered into a $40 million credit facility with a group of banks and, in November 2001, the credit facility was increased to $65 million. In April 2003, the credit facility was amended and restated to, among other things, increase it to a $90 million credit facility and to add additional lenders. Borrowings under the credit facility bear interest, at our discretion, at (1) the greatest of (a) the prime rate, (b) the three-month certificate of deposit rate plus 1% or (c) the federal funds effective rate plus ½ of 1%; or (2) the Eurodollar rate for one, two, three or six-month periods plus 2%. The rates under (1) above float with changes in the indicated rates and under (2) are fixed for the indicated Eurodollar rate period. Interest is computed on the daily outstanding balance. The weighted average interest rate under the credit facility at December 31, 2003 was 3.3%. The credit facility is structured as a revolving credit facility and is due on September 14, 2005, unless we elect to convert the credit facility to a term loan, in which case it will amortize over one year, with a principal payment due on March 14, 2006 and a final maturity on September 14, 2006. As of December 31, 2003, we did not have an outstanding balance under the credit facility. Our obligations under our credit facility are collateralized by all of our assets.

The credit facility contains various customary restrictive covenants prohibiting us and our subsidiaries, subject to various exceptions, among other things, from (i) incurring additional indebtedness or guarantees, (ii) creating liens or other encumbrances on our property or granting negative pledges, (iii) entering into a merger or similar transaction, (iv) selling or transferring any of our property except in the ordinary course of business, (v) making dividend and other restricted payments and (vi) making investments. In addition to the foregoing, the credit facility contains financial covenants requiring us to maintain a minimum interest coverage ratio and a minimum amount of Adjusted EBITDA (as defined in the credit agreement) and a maximum consolidated leverage ratio. As of December 31, 2003, we were in compliance with all covenants under the credit facility.

Dividends

On November 20, 2003, our Board of Directors declared its first quarterly cash dividend of $0.10 per share of common stock, or $3.1 million, which was paid to shareholders on January 7, 2004. Our dividend policy is determined by the Board of Directors. Dividends are declared after the Board of Directors considers our current available cash and cash equivalents and cash flow projections, which include earnings projections and anticipated cash payments for such items as funding operations, new acquisitions and capital spending. There can be no assurance that dividends will be paid in the future. Based on the most recent quarterly dividend declared of $0.10 per share of common stock, the total annual cash requirement for dividend payments would be approximately $13.0 million.

Notes receivable

We encourage succession planning in the management of our firms. See “Business—Operations— Succession Planning.” We have financed several purchases of interests in entities owned by principals or applicable management agreements to facilitate succession. This financing is secured by management fees and, in many cases, is secured by other assets.

We advance management fees monthly to principals and/or certain entities they own for up to nine months while monitoring the performance of the firms to determine if the actual earnings are on track to meet or exceed target earnings. If earnings are not equal to or greater than pro rata target earnings, we cease to pay or reduce the management fee advance. If an overadvance of a management fee exists, the principal and/or such entities are expected to repay the advance within thirty days of the end of the calendar year. If a principal and/or such entities cannot repay the overadvance, we have allowed principals and/or such entities to repay the advance over time. In these cases, we have generally required the principals and/or such entities to provide us with a note in an amount equal to the overadvance, secured by the principals’ and/or such entities’ shares of our common stock.

In a few cases, we have disposed of firms. We have also agreed, in a few cases, to reduce the levels of base earnings and target earnings in exchange for a payment from the principals of a firm. In these situations, we typically take back a note for a portion of the cost of the disposition or the restructuring to the principal.

As of the following dates, notes receivable were:

	As of December 31,
	2002	2003
	(in thousands)
Notes from principals and/or certain entities they own	$13,174	$11,831
Other notes receivable	7,044	3,474

	20,218	15,305
Less: allowance for uncollectible notes	(5,499)	(2,120)

Total notes receivable, net	$14,719	$13,185

Commitments and Contingencies

Legal matters

In the ordinary course of business, we are involved in lawsuits and other claims. We consider these lawsuits and claims to be without merit and are defending them vigorously. Management believes, based upon consultation with legal counsel, that the resolution of these lawsuits or claims will not have a material adverse impact on our consolidated financial position. In addition, the sellers of our firms typically indemnify us for loss or liability resulting from acts or omissions occurring prior to the acquisition, whether or not the sellers were aware of these acts or omissions. Several of the existing lawsuits and claims have triggered these indemnity obligations.

Acquisition bonus programs

At the time of NFP’s founding, it established an acquisition bonus program (“first bonus program”) under which certain founding officers and directors were eligible to receive a payment equal to $1.25 million in cash or common stock of NFP, at their election, for each $5 million of average base earnings of the applicable acquired firms over a three-year period. This acquisition bonus program period commenced with eligible acquisitions effective January 1, 1999 through and including those eligible acquisitions closed by December 31, 2000. Accordingly, the three-year measurement periods ended between December 31, 2001 and December 31, 2003. The bonuses related to this program were accrued at the close of each eligible acquisition in an amount equal to 25% of the base earnings of the acquired firm and the amounts in the bonus pool were adjusted over the appropriate three-year measurement period based on the actual earnings of the applicable firms. For the years ended December 31, 2002 and 2001, we reduced previous accruals by $(1.3) million and $(1.1) million, respectively. There were no adjustments made during 2003.

Effective January 1, 2001, a second acquisition bonus program was implemented (“second bonus program”), which replaced the first bonus program for eligible acquisitions closed on or after January 1, 2001. The new program is for the same founding officers and directors that were eligible for the first bonus program as well as certain outside consultants. These individuals are eligible to receive payments of: (i) 6% of base earnings of an acquisition at the close of a transaction, paid in cash and (ii) 2% of the base earnings on an annual basis for each of the first three years following the close of the transaction, subject to the acquired firm’s achieving target earnings in each year, or cumulatively as of each anniversary of the acquisition, also paid in cash. The amount expensed under the new program totaled $0.3 million for the year ended December 31, 2002. For the year ended December 31, 2003, amounts previously accrued were reduced by $(0.1) million.

Option incentive programs

Principals and certain employees of our acquired firms are eligible to participate in two option incentive programs. Under our original option incentive program, principals and certain employees of 27 firms (certain acquisitions that closed during the period from January 1, 1999 to October 1, 1999) were eligible to receive option grants with a $10.00 strike price based on each such firm’s growth in earnings over a three-year measurement period which ended in the fourth quarter of 2002. The second option program is open to principals and certain employees of 40 firms (certain acquisitions that closed during the period from April 1, 1999 to October 31, 2000). Under this program, principals and certain employees of these firms are eligible to receive option grants at the fair market value of our common stock at the time the options are granted based on their firm’s growth in earnings over a three-year measurement period. This program expired in 2003. For the years ended December 31, 2001 and 2002, option expense under both of these programs totaled $19.1 million and $9.7 million, respectively, and for the year ended December 31, 2003, previous accruals were reduced by $(2.1) million. The reduction of this accrual offset option expense of $1.8 million recorded in connection with the option incentive programs.

Leases

At December 31, 2003, future minimum rentals for operating leases (which are subject to escalation clauses) primarily consisted of real estate and equipment leases that had initial or uncancelable lease terms in excess of one year and were payable as follows:

Schedule of lease obligations

(in thousands)

As of December 31, 2003
Required minimum payments:
2004	$10,313
2005	8,997
2006	8,163
2007	7,080
2008	5,725
Thereafter through 2018	11,740

Total minimum lease payments	$52,018

Letter of credit

Our $90 million credit facility provides for the issuance of letters of credit on our behalf, provided that, after giving effect to the letters of credit, our available borrowing amount is greater than zero. The maximum amount issuable under letters of credit that is permitted by our credit facility is $10 million. As of December 31, 2003 and 2002, we were contingently obligated for letters of credit in the amount of $2.5 million and $2.2 million, respectively.

Contingent consideration and contingent firm employee payments

In order to better determine the economic value of the businesses we have acquired, we incorporated contingent consideration, or earnout, provisions into the structure of our acquisitions since the beginning of 2001. These arrangements generally provide for the payment of additional consideration to the sellers upon the firm’s satisfaction of certain compounded growth rate thresholds over the three-year period following the closing of the acquisition. In some cases, contingent consideration may be payable after shorter periods. As of December 31, 2003, 67 acquisitions include contingent consideration features.

Contingent consideration is recorded when the outcome of the contingency is determinable beyond a reasonable doubt. Contingent consideration paid to the selling stockholders of our acquired firms is treated as additional purchase consideration.

In connection with certain acquisitions, we also have agreed to make certain contingent payments to employees of our acquired firms, contingent upon the satisfaction of established performance milestones. These payments are expensed as employee compensation.

The minimum contingent payments which could be payable as purchase consideration and employee compensation in each year is zero. The maximum contingent payment which could be payable as purchase consideration and employee compensation based on commitments outstanding as of December 31, 2003 consists of the following:

Schedule of maximum contingent payments

(in thousands)	2004	2005	2006	2007	2008
Purchase consideration	$94,875	$82,689	$38,236	$—	$—
Employee compensation	17,325	812	—	—	—

Contingent consideration payable for acquisitions consummated in 2001 would generally be payable by the end of 2004. Similarly, contingent consideration payable for acquisitions consummated in 2002 would be payable by the end of 2005. We currently anticipate using contingent consideration arrangements in future acquisitions, which would result in an increase in the maximum contingent consideration amount in 2006 and thereafter.

The maximum contingent consideration is generally payable upon a firm achieving a 35% rate of growth, or higher, in earnings during the first three years following acquisition. The payments of purchase consideration are generally made in cash and our common stock (based on the market price of our common stock for the twenty trading days up to and including the end of the period), in proportions that vary among acquisitions. Contingent firm employee payments are payable in cash.

Contractual Obligations

The table below shows our contractual obligations as of December 31, 2003:

	Payment due by period (in thousands)
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$52,018	$10,313	$17,160	$12,805	$11,740
Other	—	—	—	—	—

Total contractual obligations	$52,018	$10,313	$17,160	$12,805	$11,740

Segment Information

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This statement establishes standards for the way companies report information about operating segments in financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. In accordance with the provisions of SFAS No. 131, we have determined that we operate in a single segment entirely within the United States of America.

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2003.

Critical Accounting Policies

Business acquisitions, purchase price allocations and intangible assets

Since our formation we have completed over 140 acquisitions. All of these acquisitions have been accounted for using the purchase method, and their related net assets and results of operations were included in our consolidated financial statements commencing on their respective acquisition dates. Certain of the acquisitions have provisions for contingent additional consideration based upon the financial results achieved over a multi-year period. This additional consideration is reflected as an increase in goodwill when results are achieved and the outcome of the contingency is determinable beyond a reasonable doubt.

We allocate the excess of purchase price over net assets acquired to book of business, management contracts, trade name and goodwill. We amortize intangibles related to book of business over a 10-year period and a 25-year period for management contracts. Prior to December 31, 2001, goodwill and tradename in connection with acquisitions before July 1, 2001 was amortized over a 25-year period. In accordance with SFAS 142 all amortization of goodwill ceased on January 1, 2002.

Intangible assets are presented net of accumulated amortization and consist of the following:

	As of December 31,
	2002	2003
	(in thousands)
Book of business	$59,799	$69,553
Management contracts	142,755	160,113
Trade name	2,547	2,999
Goodwill	184,507	218,002

Total intangible assets and goodwill	$389,608	$450,667

Amortization expense and impairment loss consisted of the following:

	For the Years ended December 31,
	2001	2002	2003
	(in thousands)
Book of business	$5,470	$7,128	$9,222
Management contracts	6,712	6,828	11,397
Trade name	93	12	107
Goodwill	7,595	1,175	5,667

Total amortization	$19,870	$15,143	$26,393

Accumulated amortization on the intangible assets and goodwill, including impairment loss, at December 31, 2001, 2002 and 2003 was $39.7 million, $53.7 million and $80.1 million, respectively.

Impairment of goodwill and other intangible assets

We assess the recoverability of our goodwill and other intangibles based on assumptions regarding estimates of future cash flows and fair value based on current and projected revenues, business prospects, market trends and other economic factors.

On January 1, 2002, we adopted SFAS No. 142, which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the consolidated statement of financial condition, and no longer be amortized but tested for impairment on a periodic basis. Intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment tests at least annually. Other intangible assets will continue to be amortized over their useful lives. The transitional impairment test indicated there was no goodwill impairment as of January 1, 2002. The impact of adoption of SFAS No. 142 resulted in $154 million of goodwill and tradename no longer being amortized. In accordance with SFAS No. 142, we recognized an impairment loss on goodwill and identifiable intangible assets not subject to amortization of $0.8 million and $5.7 million for the years ended December 31, 2002 and 2003, respectively.

On January 1, 2002, we adopted SFAS No. 144. In accordance with SFAS No. 144, long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We recognized an impairment loss on identifiable intangible assets subject to amortization of $1.0 million and $4.2 million for the years ended as of December 31, 2002 and 2003, respectively.

Future events could cause us to conclude that impairment indicators exist and that our remaining goodwill and other intangibles are impaired. Any resulting impairment loss could have a material adverse effect on our reported financial position and results of operations for any particular quarterly or annual period.

Revenue recognition

Insurance and annuity commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. First-year commissions are calculated as a percentage of the first twelve months’ premium on the policy and earned in the year that the policy is originated. In many cases, our firms receive renewal commissions for a period following the first year, if the policy remains in force. Our firms also earn commissions on the sale of insurance policies written for benefit programs. The commissions are paid each year as long as the client continues to use the product and maintain its broker of record relationship with us. Our firms also earn fees for the development and implementation of corporate and executive benefit programs as well as fees for the duration that these programs are administered. Asset-based fees are also earned for administrative services or consulting related to certain benefits plans. Insurance commissions are recognized as revenue, when the following three criteria are met (1) the policy application is substantially complete, (2) the premium is paid, and (3) the insured party is contractually committed to the purchase of the insurance policy. We carry a reserve for policy cancellations, which is periodically evaluated and adjusted as necessary. Miscellaneous commission adjustments are recorded as they occur. Contingent commissions are recorded as revenue when received which, in many cases, is our first notification of amounts earned. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably obtained prior to receipt of the commission.

Our firms earn commissions related to the sale of securities and certain investment-related insurance products. Our firms also earn fees for offering financial advice and related services. These fees are based on a percentage of assets under management and are generally paid quarterly. In certain cases, incentive fees are earned based on the performance of the assets under management. Some of our firms charge flat fees for the development of a financial plan or a flat fee annually for advising clients on asset allocation. Any investment advisory or related fees collected in advance are deferred and recognized as income on a straight-line basis over the period earned. Transaction-based fees, including performance fees, are recognized when all contractual obligations have been satisfied. Securities and mutual fund commission income and related expenses are recorded on a trade date basis.

Our firms earn additional compensation in the form of incentive and marketing support revenue, including override payments, from manufacturers of financial services products, based on the volume, persistency and profitability of business they generate. Incentive and marketing support revenue is recognized when earned, which is typically when payment is received.

Option programs and plans

We are authorized under the 1998, 2000 and 2002 Stock Incentive Plans, and the 2000 and 2002 Stock Incentive Plans for Principals and Managers, to grant stock options to officers, employees, principals of our acquired firms and/or certain entities principals own, independent contractors, consultants, non-employee directors and certain advisory board members. Options granted under the 1998, 2000 and 2002 Stock Incentive Plans generally vest 20% per year over a 5-year period. Options granted under the 2000 and 2002 Stock Incentive Plans for Principals and Managers generally vest immediately upon grant.

We apply the intrinsic-value-based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations including the Financial Accounting Standards Board, or FASB, Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” an interpretation of APB Opinion No. 25, issued in March 2000, to account for our fixed-plan stock options to employees for options granted through December 31, 2002. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, we have elected to continue to apply the intrinsic-value-based method of accounting for the options granted through December 31, 2002, and have adopted only the disclosure requirements of SFAS No. 123. Effective January 1, 2003, we have adopted the fair value recognition provisions of SFAS No. 123 in accordance with SFAS No. 148 and have adopted the “prospective” method for transition.

Option awards to non-employees, including principals, are accounted for under SFAS No. 123. Fair value is determined using the Black-Scholes option-pricing method.

Income taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of our assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts expected to be realized.

New Accounting Pronouncements

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others,” an interpretation of FASB Statement Nos. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. FASB Interpretation No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FASB Interpretation No. 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FASB Interpretation No. 45 are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on our financial statements. The disclosure requirements were effective for financial statements of interim and annual periods ending after December 15, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends FASB Statement No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Effective January 1, 2003, we adopted the fair value recognition provisions of FASB Statement No. 123 in accordance with SFAS No. 148 and adopted the “prospective” method for transition.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

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

We have a credit facility and cash, cash equivalents and securities purchased under resale agreements in premium trust accounts which are subject to short-term interest rate risk. Based on the weighted average borrowings under our credit facility during the years ended December 31, 2003 and 2002, a 1% change in short-term interest rates would have affected our income before income taxes by approximately $0.5 million in both years. Based on the weighted average amount of cash, cash equivalents and securities purchased under resale agreements in premium trust accounts during the years ended December 31, 2003 and 2002, a 1% change in short-term interest rates would have affected our income before income taxes by approximately $0.3 million and $0.2 million, respectively.

We do not enter into derivatives or other similar financial instruments for trading or speculative purposes.

See also “Risk Factors—Risks Relating to Our Company—Our revenue and earnings may be affected by fluctuations in interest rates, stock prices and general economic conditions” and “Risk Factors—Risks Relating to Our Company—Because our firms’ clients can withdraw the assets our firms manage on short notice, poor performance of the investment products and services our firms recommend or sell may have a material adverse effect on our business.”

Item 8.	Financial Statements and Supplementary Data

See Financial Statements and Financial Statement Index commencing on Page F-1 hereof.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

As of the end of the period covered by this report, National Financial Partners Corp.’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO and CFO have concluded that, as of the end of period covered by this report, the Company’s disclosure controls and procedures were effective.

There have been no changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information regarding the Directors and Executive Officers of the Company and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the sections captioned “Election of Directors”, “Information About Our Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for its 2004 Annual Meeting of Shareholders (the “Proxy Statement”).

NFP has a Code of Business Conduct and Ethics that applies to all directors and employees, including the Company’s chief executive officer, chief financial officer and chief accounting officer. You can find the Company’s Code of Business Conduct and Ethics on the Company’s web site at www.nfp.com. The Company will post to its website any amendments to the Code of Business Conduct and Ethics, and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE.

Item 11.	Executive Compensation

The information set forth under the captions “Compensation of Executive Officers” and “Election of Directors—Compensation of the Board of Directors” in the Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information set forth under the caption “Fees Paid to Independent Auditors” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) List of documents filed as part of this Report:

(1)	Consolidated Financial Statements and Independent Auditors’ Report included herein:

See Index on page F-1

(2)	Financial Statement Schedules:

Financial statement schedules are omitted as not required or not applicable or because the information is included in the Financial Statements or notes thereto.

(3)	List of Exhibits:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

3.3	By-Laws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

4.2	Form of Second Amended and Restated Stockholders Agreement

4.3	Form of Lock-up Agreement

10.1	Amended and Restated Credit Agreement, dated as of April 3, 2003, among National Financial Partners Corp., JPMorgan Chase Bank, as Administrative Agent, and the several Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on
Form S-1 (No. 333-105104) filed on May 9, 2003)

10.2	Employment Agreement, effective April 5, 1999, of Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-105104) filed on August 8, 2003)

10.3	Employment Agreement, effective January 1, 2003, of R. Bruce Callahan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-105104) filed on August 8, 2003)

10.4	Employment Agreement, effective January 1, 2003, of Robert R. Carter (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-105104) filed on August 8, 2003)

10.5	2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (No. 333-105104) filed on May 9, 2003)

10.6	2002 Stock Incentive Plan for Principals and Managers (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (No. 333-105104) filed on May 9, 2003)

Exhibit No.	Description

10.7	Lease, dated August 19, 1993, by and between Prentiss Properties Acquisition Partners and NFP Insurance Services, Inc., as amended (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

10.8	Lease, dated September 20, 2001, by and between Prentiss Properties Acquisition Partners and NFP Insurance Services, Inc., as amended (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-105104) filed on August 29, 2003)

10.9	Agreement of Lease, dated as of March 30, 2000, by and among The Equitable Life Assurance Society of the United States and Elas Securities Acquisition Corp., as Landlord, and the Company, as Tenant (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on
Form S-1 (No. 333-105104) filed on May 9, 2003)

10.10	Form of Senior Management and NFP Director Lockup Agreement Letter Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-105104) filed on August 22, 2003)

10.11	Form of NFP, NFPSI and NFPISI Employee Lockup Agreement Letter Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-105104) filed on August 22, 2003)

10.12	Employment Agreement, dated November 1, 2003, of Jeffrey A. Montgomery (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003)

10.13	2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8 (No. 333-112348))

10.14	2000 Stock Incentive Plan for Principals and Managers (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-8 (No. 333-112348))

10.15	1998 Stock Incentive Plan for Principals and Managers (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-8 (No. 333-112348))

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

The Company furnished the following report on Form 8-K during the fourth quarter ended December 31, 2003.

–	The Registrant furnished a report on Form 8-K on November 4, 2003, announcing the issuance of its earnings release for the third quarter and its Quarterly Financial Supplement for the period ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL FINANCIAL PARTNERS CORP.

By:	/S/ JESSICA M. BIBLIOWICZ
Name: Title: Date:	Jessica M. Bibliowicz President and Chief Executive Officer March 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JESSICA M. BIBLIOWICZ Jessica M. Bibliowicz	President, Chief Executive Officer and Director (Principal executive officer)	March 12, 2004

/S/ MARK C. BIDERMAN Mark C. Biderman	Executive Vice President and Chief Financial Officer (Principal financial officer and principal accounting officer)	March 12, 2004

/S/ STEPHANIE W. ABRAMSON Stephanie W. Abramson	Director	March 12, 2004

/S/ ARTHUR S. AINSBERG Arthur S. Ainsberg	Director	March 12, 2004

/S/ MATTHEW GOLDSTEIN Matthew Goldstein	Director	March 12, 2004

/S/ SHARI LOESSBERG Shari Loessberg	Director	March 12, 2004

/S/ MARC J. ROWAN Marc J. Rowan	Director	March 12, 2004

/S/ MARC E. BECKER Marc E. Becker	Director	March 12, 2004

INDEX TO FINANCIAL STATEMENTS

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

National Financial Partners Corp.

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of operations, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of National Financial Partners Corp. and its subsidiaries (the “Company”) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 12, 2004

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2003 and 2002

(in thousands, except per share amounts)

	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$71,244	$31,814
Cash, cash equivalents and securities purchased under resale agreements in premium trust accounts	41,317	25,637
Commissions, fees and premiums receivable, net	37,872	29,836
Due from principals and/or certain entities they own	6,803	5,096
Notes receivable, net	5,462	3,681
Deferred tax assets	4,794	2,384
Other current assets	9,378	2,832

Total current assets	176,870	101,280

Property and equipment, net	14,074	11,971
Deferred tax assets	21,802	25,970
Intangibles, net	232,665	205,101
Goodwill, net	218,002	184,507
Notes receivable, net	7,723	11,038
Other non-current assets	419	1,379

Total assets	$671,555	$541,246

LIABILITIES
Current liabilities:
Premiums payable to insurance carriers	$39,597	$25,087
Bank loan	—	39,450
Income taxes payable	6,020	136
Deferred tax liabilities	5,019	5,676
Due to principals and/or certain entities they own	25,388	18,728
Accounts payable	9,032	16,394
Dividends payable	3,135	—
Accrued liabilities	27,849	11,111

Total current liabilities	116,040	116,582
Deferred tax liabilities	81,278	79,498
Accrued option expense	—	49,736
Other non-current liabilities	8,965	7,331

Total liabilities	206,283	253,147

Commitments and contingencies (Note 4)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value: Authorized 200,000 shares; none issued	—	—
Common stock, $0.10 par value: Authorized 60,000 shares; 33,384 and 28,171 issued and 32,122 and 26,647 outstanding, respectively	3,313	2,731
Additional paid-in capital	476,633	312,432
Common stock subscribed	2,020	2,794
Stock subscription receivable	(2,020)	(2,794)
Retained earnings (deficit)	4,159	(16,207)
Treasury stock, 1,023 and 663 shares, respectively, at cost	(18,833)	(10,857)

Total stockholders’ equity	465,272	288,099

Total liabilities and stockholders’ equity	$671,555	$541,246

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2003, 2002, and 2001

(in thousands, except per share amounts)

	2003	2002	2001
Revenue:
Commissions and fees	$479,577	$361,071	$278,064
Cost of services:
Commissions and fees	126,776	104,747	77,439
Operating expenses	150,280	115,286	89,389
Management fees	94,372	65,602	49,834

Total cost of services	371,428	285,635	216,662

Gross margin	108,149	75,436	61,402

Corporate and other expenses:
General and administrative (excludes option compensation)	24,439	21,423	20,472
Option compensation	199	9,866	19,967
Amortization and depreciation	21,209	16,427	18,312
Impairment of goodwill and intangible assets	9,932	1,822	4,394
Acquisition bonus and other	1,823	(747)	444
Loss (gain) on sale of subsidiaries	1,754	339	(738)

Total corporate and other expenses	59,356	49,130	62,851

Income (loss) from operations	48,793	26,306	(1,449)

Interest and other income	1,626	1,862	1,151
Interest and other expense	(3,580)	(3,438)	(3,523)

Net interest and other	(1,954)	(1,576)	(2,372)

Income (loss) before income taxes	46,839	24,730	(3,821)
Income tax expense	23,338	13,137	1,921

Net income (loss)	$23,501	$11,593	$(5,742)

Earnings (loss) per share:
Basic	$0.81	$0.45	$(0.24)

Diluted	$0.74	$0.40	$(0.24)

Weighted average shares outstanding:
Basic	29,021	25,764	24,162

Diluted	31,725	28,775	24,162

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2003, 2002, and 2001

(in thousands)

	Common shares outstanding	Par value	Additional paid-in capital	Common stock subscribed	Stock subscription receivable	Retained earnings (deficit)	Treasury stock	Total
Balance at 12/31/00	23,025	$2,333	$243,177	$2,540	$(2,540)	$(22,058)	$(4,800)	$218,652
Common stock issued for acquisitions	2,214	221	37,638	—	—	—	—	37,859
Common stock subscribed	—	—	—	1,720	—	—	—	1,720

Other stock issuances	10	1	107	(108)	108	—	—	108
Less stock subscription receivable	—	—	—	—	(1,720)	—	—	(1,720)
Common stock repurchased	(107)	—	—	—	—	—	(1,374)	(1,374)
Net loss	—	—	—	—	—	(5,742)	—	(5,742)

Balance at 12/31/01	25,142	2,555	280,922	4,152	(4,152)	(27,800)	(6,174)	249,503
Common stock issued for acquisitions	1,680	168	29,870	—	—	—	—	30,038
Shares issued for common stock subscriptions paid	81	8	1,350	(1,358)	1,358	—	—	1,358
Capital contributions	—	—	290	—	—	—	—	290
Common stock repurchased	(256)	—	—	—	—	—	(4,683)	(4,683)
Net income	—	—	—	—	—	11,593	—	11,593

Balance at 12/31/02	26,647	2,731	312,432	2,794	(2,794)	(16,207)	(10,857)	288,099
Common stock issued for acquisitions	1,182	118	23,397	—	—	—	—	23,515
Common stock issued for contingent consideration	92	9	1,557	—	—	—	—	1,566
Shares issued for common stock subscriptions paid	76	8	766	(774)	774	—	—	774
Common stock issued in public offering	4,279	428	85,978	—	—	—	—	86,406
Other stock issuances	110	9	1,276	—	—	—	—	1,285
Capital contributions	—	—	361	—	—	—	—	361
Common stock repurchased	(360)	—	165	—	—	—	(7,976)	(7,811)
Stock options outstanding	—	—	51,784	—	—	—	—	51,784
Deferred compensation expense	—	—	(3,147)	—	—	—	—	(3,147)
Stock options exercised, including tax benefit	96	10	2,064	—	—	—	—	2,074
Cash dividends declared	—	—	—	—	—	(3,135)	—	(3,135)
Net income	—	—	—	—	—	23,501	—	23,501

Balance at 12/31/03	32,122	$3,313	$476,633	$2,020	$(2,020)	$4,159	$(18,833)	$465,272

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2003, 2002, and 2001

(in thousands)

	2003	2002	2001
Cash flow from operating activities:
Net income (loss)	$23,501	$11,593	$(5,742)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred taxes	(4,718)	(8,802)	(15,078)
Option compensation	199	9,866	19,967
Amortization of goodwill	—	—	5,529
Amortization of intangibles	16,461	13,321	9,947
Depreciation	4,748	3,106	2,836
Impairment of goodwill and intangible assets	9,932	1,822	4,394
Loss on disposal of subsidiaries	1,754	339	—
Other, net	539	(881)	(455)
(Increase) decrease in operating assets:
Cash, cash equivalents and securities purchased under resale agreements in premium trust accounts	(15,680)	(3,172)	(14,608)
Commissions, fees and premiums receivable, net	(8,096)	(9,540)	(6,323)
Due from principals and/or certain entities they own	(3,292)	8,101	(5,778)
Income taxes receivable	—	—	3,034
Notes receivable, net—current	(5,035)	(9,035)	(415)
Other current assets	(6,977)	1,728	1,633
Notes receivable, net—non-current	3,315	(6,856)	(1,700)
Other non-current assets	960	3,152	2,045
Increase (decrease) in operating liabilities:
Premiums payable to insurance carriers	14,510	2,331	14,008
Income taxes payable	5,884	136	—
Due to principals and/or certain entities they own	6,660	5,576	840
Accounts payable	(7,362)	1,815	8,356
Accrued liabilities	11,326	787	112
Other non-current liabilities	1,634	(1,040)	1,227

Total adjustments	26,762	12,754	29,571

Net cash provided by operating activities	50,263	24,347	23,829

Cash flow from investing activities:
Purchases of property and equipment, net	(6,851)	(3,247)	(3,514)
Payments for acquired firms, net of cash	(52,331)	(29,772)	(49,431)

Net cash used in investing activities	(59,182)	(33,019)	(52,945)

Cash flow from financing activities:
Repayment of bank loan	(159,540)	(66,250)	—
Proceeds from bank loan	120,090	70,400	32,337
Repayments of notes payable	—	(37)	—
Proceeds from initial public offering, net of offering costs	86,406	—	—
Proceeds from issuance of common stock	774	1,648	108
Capital contributions	361	—	—
Proceeds from exercise of stock options	971	—	—
Payments for treasury stock	(713)	(669)	(374)

Net cash provided by financing activities	48,349	5,092	32,071

Net increase (decrease) in cash and cash equivalents	39,430	(3,580)	2,955
Cash and cash equivalents, beginning of the year	31,814	35,394	32,439

Cash and cash equivalents, end of the year	$71,244	$31,814	$35,394

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$22,860	$25,233	$10,685

Cash paid for interest	$2,286	$2,737	$1,766

Non-cash transactions:
See Note 17

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Nature of Operations

National Financial Partners Corp. (“NFP”), a Delaware corporation, was formed on August 27, 1998, but did not commence operations until January 1, 1999. The principal business of National Financial Partners Corp. and Subsidiaries (the “Company”) is the acquisition and management of operating companies it acquires which form a national distribution network that offers financial services, including life insurance and wealth transfer, corporate and executive benefits and financial planning and investment advisory services to the high net-worth and growing entrepreneurial corporate markets. As of December 31, 2003, the Company owned 130 firms located in 40 states and Puerto Rico.

In December 2002, NFP’s Board of Directors authorized a one-for-ten reverse stock split for its common shares issued and outstanding or held in treasury. On May 19, 2003, the Company’s stockholders approved the reverse stock split, which took effect on September 12, 2003. On September 23, 2003, the Company completed an initial public offering (“IPO”) of 10,427,025 shares, including 4,279,146 primary shares of its common stock, for which it received proceeds, after fees and expenses, of approximately $86.4 million. All references to common shares, options and per share amounts in the accompanying consolidated financial statements for periods prior to the IPO have been restated to reflect the reverse stock split on a retroactive basis, exclusive of fractional shares.

The Company executes a strategy in acquiring firms which it believes aligns the goals of both the entrepreneur and the Company. Under the Company’s acquisition structure, the Company acquires 100% of the equity of independent financial services products distribution businesses on terms that are relatively standard across the Company’s acquisitions. To determine the acquisition price, the Company first estimates the annual operating cash flow of the business to be acquired based on current levels of revenue and expense. For this purpose, the Company defines operating cash flow as cash revenue of the business less cash and non-cash expenses, other than amortization, depreciation and compensation to the business’s owners or individuals who subsequently become principals. The Company refers to this estimated annual operating cash flow as “target earnings.” The acquisition price is a multiple (approximately five times) of a portion of the target earnings, referred to as “base earnings.”

The Company enters into a management agreement with principals and/or certain entities they own. Under the management agreement, the principals and/or such entities are entitled to management fees consisting of (1) all future earnings of the acquired business in excess of the base earnings up to target earnings; and (2) a percentage of any earnings in excess of target earnings based on the ratio of base earnings to target earnings.

The Company retains a cumulative preferred position in the base earnings. To the extent earnings of a firm in any year are less than base earnings, in the following year the Company is entitled to receive base earnings together with the prior years’ shortfall before any management fees are paid.

Note 2 - Summary of Significant Accounting Policies

Basis of presentation

The Company’s consolidated financial statements include the accounts of NFP and all of its firms. All material inter-company balances, which do not include the amounts due to or from principals and/or certain entities they own, and transactions have been eliminated.

Revenue recognition

Insurance and annuity commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. First-year commissions are calculated as a percentage of

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

the first twelve months’ premium on the policy and earned in the year that the policy is originated. In many cases, the Company receives renewal commissions for a period following the first year, if the policy remains in force. The Company also earns commissions on the sale of insurance policies written for benefit programs. The commissions are paid each year as long as the client continues to use the product and maintain its broker of record relationship with the Company. The Company also earns fees for the development and implementation of corporate and executive benefit programs as well as fees for the duration that these programs are administered. Asset-based fees are also earned for administrative services or consulting related to certain benefits plans. Insurance commissions are recognized as revenue, when the following three criteria are met (1) the policy application is substantially complete, (2) the premium is paid, and (3) the insured party is contractually committed to the purchase of the insurance policy. The Company carries an allowance for policy cancellations, which approximated $1.2 million at both December 31, 2003 and 2002, that is periodically evaluated and adjusted as necessary. Miscellaneous commission adjustments are recorded as they occur. Contingent commissions are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/ or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably estimated prior to receipt of the commission.

The Company earns commissions related to the sale of securities and certain investment-related insurance products. The Company also earns fees for offering financial advice and related services. These fees are based on a percentage of assets under management and are generally paid quarterly. In certain cases, incentive fees are earned based on the performance of the assets under management. The Company charges flat fees for the development of a financial plan or a flat fee annually for advising clients on asset allocation. Any investment advisory or related fees collected in advance are deferred and recognized as income on a straight-line basis over the period earned. Transaction-based fees, including performance fees, are recognized when all contractual obligations have been satisfied. Securities and mutual fund commission income and related expenses are recorded on a trade date basis.

The Company earns additional compensation in the form of incentive and marketing support revenue, including override payments, from manufacturers of financial services products, based on the volume, persistency and profitability of business generated by the Company from these three sources. Incentive and marketing support revenue is recognized at the earlier of notification of a payment or when payment is received.

Earnings (loss) per share

Basic earnings or loss per share is calculated by dividing the net income or loss available to common stockholders by the weighted average of common shares outstanding during the year. Contingently issuable shares are considered outstanding common shares and included in the computation of basic earnings or loss per share if, as of the date of the computation, all necessary conditions have been satisfied.

Diluted earnings or loss per share is calculated by using the weighted average of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock options and common shares issuable as contingent consideration as part of the acquisition of certain acquired firms utilizing the treasury stock method, unless their inclusion would be anti-dilutive and would have the effect of increasing the earnings per share amount or decreasing the loss per share amount.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The computations of basic and diluted earnings (loss) per share are as follows:

	For the Years ended December 31,
(in thousands, except per share amounts)	2003	2002	2001
Basic:
Net income (loss)	$23,501	$11,593	$(5,742)

Average shares outstanding	29,021	25,764	24,162

Basic earnings (loss) per share	$0.81	$0.45	$(0.24)

Diluted:
Net income (loss)	$23,501	$11,593	$(5,742)

Average shares outstanding	29,021	25,764	24,162
Stock held in escrow and stock subscriptions	330	451	—
Contingent consideration	130	248	—
Stock options	2,244	2,312	—

Total	31,725	28,775	24,162

Diluted earnings (loss) per share	$0.74	$0.40	$(0.24)

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

Business segments

The Company operates in one business segment, within the financial services industry. The Company does not have available the discrete financial information as to revenues by each product or service.

Net capital

Certain subsidiaries of NFP are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1 of the Securities Exchange Act of 1934, as amended), which requires the maintenance of minimum net capital. At December 31, 2003, these subsidiaries had aggregate net capital of $24.0 million, which was $21.5 million in excess of aggregate minimum net capital requirements of $2.5 million.

Cash and cash equivalents

Cash equivalents consist of highly liquid investments purchased with a remaining maturity of three months or less. The carrying amounts reported on the statement of financial condition approximate their fair value.

Cash, cash equivalents and securities purchased under resale agreements in premium trust accounts

In their capacity as third-party administrators certain firms collect premiums from insureds, and after deducting their commissions and/or fees, remit these premiums to insurance carriers. Unremitted insurance premiums are held in a fiduciary capacity until disbursed. Various state regulations provide specific requirements

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

that limit the type of investments that may be made with such funds. Accordingly, these funds are invested in cash, money market accounts, and securities purchased under resale agreements. Interest income is earned on these unremitted funds, which is reported as interest and other income in the accompanying Consolidated Statements of Operations. It is the Company’s policy for the firms to directly, or through a custodial agent, take possession of the securities purchased under resale agreements. Due to their short-term nature (overnight), the carrying amounts of such transactions approximate their fair value.

Stock based compensation

The Company is authorized under the 1998, 2000 and 2002 Stock Incentive Plans (the “fixed plans”), and the 2000 and 2002 Stock Incentive Plans for Principals and Managers to grant options in NFP’s common stock to officers, employees, Principals and/or certain entities they own, independent contractors, consultants, non-employee directors and certain advisory board members.

Prior to January 1, 2003, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Stock-based employee compensation costs included in net income (loss) for periods prior to January 1, 2003 reflect options granted under those plans that had an exercise price less than the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Standards (“SFAS”) No. 123, in accordance with SFAS No. 148, and adopted the Prospective method for transition. Awards granted under the Company’s plans vest over periods of up to five years. Therefore, the cost related to stock-based employee compensation included in the determination of net income (loss) as of December 31, 2003, 2002 and 2001 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

	For the Years ended December 31,
(in thousands, except per share amounts)	2003	2002	2001
Net income (loss), as reported	$23,501	$11,593	$(5,742)
Add stock-based employee expense included in reported net income, net of tax	124	92	517
Deduct total stock based employee compensation expense determined under fair-value-based method for all awards, net of tax	(2,031)	(1,828)	(1,891)

Pro forma net income (loss)	$21,594	$9,857	$(7,116)

Earnings (loss) per share
Basic – as reported	$0.81	$0.45	$(0.24)

Basic – pro forma	$0.74	$0.38	$(0.29)

Diluted – as reported	$0.74	$0.40	$(0.24)

Diluted – pro forma	$0.68	$0.34	$(0.29)

Refer to Note 12 for further information regarding the Company’s stock incentive plans.

Option awards to non-employees, including the principals, are accounted for under SFAS No. 123. Fair value is determined using the Black-Scholes option-pricing model.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Contingent consideration

NFP has incorporated contingent consideration, or earnout provisions into the structure of acquisitions completed since the beginning of 2001. These arrangements generally result in the payment of additional consideration to the sellers upon the firm’s satisfaction of certain compounded growth rate thresholds over the three-year period following the closing of the acquisition. In a small number of cases, contingent consideration may be payable after shorter periods.

The additional cash payments or share issuances are contingent consideration accounted for under the Emerging Issues Task Force No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, and is considered to be additional purchase consideration and will be accounted for as part of the purchase price of the firms when the outcome of the contingency is determinable beyond a reasonable doubt.

Property, equipment and depreciation

Equipment and other fixed assets are recorded at cost and depreciated using the straight-line method over their estimated useful lives, generally 3 to 5 years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the leases.

Goodwill and other intangible assets

Goodwill represents the excess of costs over the fair value of net assets of businesses acquired. The Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment, at least annually, in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

In connection with SFAS No. 142’s transitional goodwill impairment evaluation, the Statement required the Company to perform an assessment of whether there was an indication that goodwill is impaired as of the date of adoption. Upon adoption of SFAS No. 142, the Company completed the transitional impairment test, which indicated that there was no goodwill impairment as of January 1, 2002; therefore, the Company was not required to recognize an impairment loss upon adoption as a cumulative effect of change in accounting principle.

SFAS No. 144 provides a single accounting model for the disposition of long-lived assets. SFAS No. 144 also changes the criteria for classifying an asset as held for sale, broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations, and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002.

In accordance with SFAS No. 144, long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the intangible asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. For the years ended December 31, 2003 and 2002, the Company recorded an impairment loss of $9.9 million and $1.8 million, respectively, related to intangible assets and goodwill, which is reflected in the Consolidated Statements of Operations.

Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.” For the year ended December 31, 2001, the Company recorded an impairment loss of $4.4 million related to intangible assets and goodwill.

Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts expected to be realized.

Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation.

Fair value of financial instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires that the Company disclose estimated fair values for its financial instruments. The fair value of notes receivable, commissions, fees and premiums receivable, accounts payable, accrued liabilities, bank loans and other assets are considered to approximate their carrying amount because they are (i) short term in nature and/or (ii) carry interest rates which are comparable to market based rates.

Recently issued accounting standards

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others,” an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on the Company’s financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 3 - Property and Equipment

The following is a summary of property and equipment,

	December 31,
(in thousands)	2003	2002
Furniture and fixtures	$9,783	$7,708
Computers and software	15,305	10,062
Office equipment	3,008	3,291
Leasehold improvements	7,009	6,547
Other	58	704

	35,163	28,312
Less: Accumulated depreciation and amortization	(21,089)	(16,341)

	$14,074	$11,971

Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $4.7 million, $3.1 million and $2.8 million, respectively.

Note 4 - Commitments and Contingencies

Legal matters

In the ordinary course of business, NFP and its firms are involved in lawsuits. Management of the Company considers these suits to be without merit and is defending them vigorously. Management believes, based upon consultation with legal counsel, the resolution of these lawsuits will not have a material adverse impact on the consolidated financial statements. In addition, firms were indemnified by principals for certain lawsuits as part of the acquisition of these firms.

Credit risk

NFP Securities, Inc., the Company’s broker-dealer subsidiary (“NFPSI”), clears all of its securities transactions through clearing brokers on a fully disclosed basis. Pursuant to the terms of the agreements between NFPSI and the clearing brokers, the clearing brokers have the right to charge NFPSI for losses that result from a counterparty’s failure to fulfill its contractual obligations. This right applies to all trades executed through its clearing brokers, and therefore NFPSI believes there is no maximum amount assignable to this right. At December 31, 2003 and 2002, NFPSI had recorded no liabilities with this right.

In addition, NFPSI has the right to pursue collection or performance from the counterparties who do not perform under their contractual obligations. NFPSI monitors the credit standing of the clearing brokers and all counterparties with which it conducts business.

The Company, through its firms, is exposed to credit risk for commissions receivable from the clearing brokers and insurance companies. Such credit risk is generally limited to the amount of commissions receivable.

In the normal course of business, the Company enters into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

not yet occurred. However, based on experience, the Company expects the risk of loss under the general indemnifications to be remote.

The Company maintains its cash in bank depository accounts, which, at times, may exceed federally insured limits. The Company selects depository institutions based, in part, upon management’s review of the financial stability of the institutions. At December 31, 2003 and 2002, a significant portion of cash and cash equivalents were held at a single institution.

Acquisition bonus programs

At the time of NFP’s founding, it established an acquisition bonus program (“first bonus program”) under which certain founding officers and directors were eligible to receive a payment equal to $1.25 million in cash or common stock of NFP, at their election, for each $5 million of average base earnings of the applicable firms over a three-year period. This acquisition bonus program period commenced with eligible acquisitions effective January 1, 1999 through and including those eligible acquisitions closed by December 31, 2000. Accordingly, the three-year measurement periods ended between December 31, 2001 and December 31, 2003. The bonuses related to this program were accrued at the close of each eligible acquisition in an amount equal to 25% of the base earnings of the acquired firm and the amounts in the bonus pool were adjusted over the appropriate three-year measurement period based on the actual earnings of the applicable firms. For the years ended December 31, 2002 and 2001, the Company reduced previous accruals by $(1.3) million and $(1.1) million, respectively. There were no adjustments made during 2003.

Effective January 1, 2001, a second acquisition bonus program was implemented (“second bonus program”), which replaced the first bonus program for eligible acquisitions closed on or after January 1, 2001. The new program is for the same founding officers and directors that were eligible for the first bonus program as well as certain outside consultants. These individuals are eligible to receive payments of: (i) 6% of Base earnings of an acquisition at the close of a transaction, paid in cash and (ii) 2% of the base earnings on an annual basis for each of the first three years following the close of the transaction, subject to the firm’s achieving target earnings in each year, or cumulatively as of each anniversary of the acquisition, also paid in cash. The amount expensed under the new program totaled $0.3 million for the year ended December 31, 2002. For the year ended December 31, 2003, amounts previously accrued were reduced by $(0.1) million.

Option incentive programs

NFP encourages internal growth at each of its firms through incentive programs that it believes align the interests of the principals of NFP’s firms with the interests of its stockholders. Most of the firms acquired by NFP before December 31, 2000 operated under one of two three-year option incentive programs.

Under the original option incentive program, principals and certain employees of 27 firms (certain acquisitions that closed during the period from January 1, 1999 to October 1, 1999) were eligible to receive option grants with a $10.00 strike price based on each such firm’s growth in earnings over a three-year measurement period.

The second option program was open to principals and certain employees of 40 firms (certain acquisitions that closed during the period from April 1, 1999 to October 31, 2000). Under this program, principals and certain employees of these firms were eligible to receive option grants at the fair market value of NFP’s common stock at the time the options are granted based on their firm’s growth in earnings over a three-year measurement period. Both option incentive programs expired and all options earned under the program have been granted.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2002 and 2001, option expense under both of these programs totaled $9.7 million and $19.1 million, respectively, and for the year ended December 31, 2003, previous accruals were reduced by $(2.1) million. The reduction of this accrual offset expense of $1.8 million recorded in connection with the option incentive programs.

Contingent consideration arrangements

As discussed in Note 2, contingent consideration is recorded when the outcome of the contingency is determinable beyond a reasonable doubt. Contingent consideration paid to the former owners of the firms is considered to be additional purchase consideration. Contingent consideration paid to employees of the firms is considered to be compensatory. The maximum contingent consideration which could be payable as purchase consideration and employee compensation consists of the following:

(in thousands)	2004	2005	2006	2007	2008
Purchase consideration	$94,875	$82,689	$38,236	$—	$—
Employee compensation	17,325	812	—	—	—

Performance incentive program

Effective January 1, 2002, the Company established a performance incentive plan for principals who are no longer eligible to receive options under its initial option incentive programs or have concluded their contingent consideration periods, as applicable, the principals are eligible to participate in an ongoing incentive program. The ongoing plan is a bonus plan that will pay out an increasing proportion of incremental earnings based on growth in earnings. The plan is a three-year plan that rewards growth above the prior period’s average earnings or prior incentive target, whichever is higher. As illustrated by the chart set forth below, the bonus is structured to pay the principal 5% to 40% of NFP’s share of incremental earnings from growth.

Three-year Average Growth Rate	% of NFP’s Share of Growth in Earnings Paid to Principal(s)
Less than 10%	0.0%
10%–15%	5.0%
15%–20%	20.0%
20%–25%	25.0%
25%–30%	30.0%
30%–35%	35.0%
35%+	40.0%

Principals may elect to receive the incentive payment in cash, the Company’s common stock or any combination thereof. The number of shares of common stock that a principal will receive is determined by dividing the dollar amount of the incentive to be paid in stock by the average of the closing price of the Company’s stock on the twenty trading days up to and including the last day of the incentive period. In addition to the incentive payment, the principals will receive $0.50 in cash for every $1.00 of the incentive payment that is elected to be paid in the Company’s common stock.

For the years ended December 31, 2003 and 2002 the Company recorded performance incentive expense of $2.4 million and $0.8 million, respectively, which is included in management fee expenses in the consolidated statements of operations. The Company accrues this incentive assuming 100% of the incentive is paid in cash.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Leases

The Company rents office space under operating leases with various expiration dates. Future minimum lease commitments under these operating leases as of December 31, 2003 are as follows:

(in thousands)
2004	$10,313
2005	8,997
2006	8,163
2007	7,080
2008	5,725
Thereafter and through 2018	11,740

Total minimum lease payments	$52,018

Rent expense for the years ended December 31, 2003, 2002 and 2001 approximated $12.7 million, $10.3 million and $8.7 million, respectively.

Letter of credit

The Company’s $90 million credit facility provides for the issuance of letters of credit on the Company’s behalf, provided that, after giving effect to the letters of credit, the Company’s available borrowing amount is greater than zero. The maximum amount issuable under letters of credit that is permitted by the Company’s credit facility is $10 million. As of December 31, 2003 and 2002, the Company was contingently obligated for letters of credit in the amount of $2.5 million and $2.2 million, respectively.

Escrows

As of December 31, 2003 and 2002, the Company had escrowed 0.1 million shares and 0.2 million shares, respectively, of NFP’s common stock as part of the acquisition of certain firms. The Company will release these shares as certain performance targets are met. These shares are not currently reflected as outstanding in the Company’s financial statements, though they are included in the calculation of weighted average diluted shares.

Note 5 - Cost of Services: Operating Expenses

Cost of services: operating expenses consist of the following for the years ended December 31,

	For the Years ended December 31,
(in thousands)	2003	2002	2001
Compensation and related	$87,345	$64,862	$49,300
General and administrative	62,935	50,424	40,089

Totals	$150,280	$115,286	$89,389

Included in other general and administrative expenses are occupancy costs, professional fees, information technology, insurance and client services.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 6 - Acquisition Bonus and Other Expenses

Acquisition bonus and other expenses consist of the following,

	For the Years ended December 31,
(in thousands)	2003	2002	2001
Production bonus	$1,794	$—	$—
Acquisition bonus, net	(136)	(998)	(455)
Directors fees	107	—	—
Other	58	251	899

Totals	$1,823	$(747)	$444

Note 7 - Corporate General and Administrative Expenses

Corporate general and administrative expenses consist of the following expenses for the years ended December 31,

	For the Years ended December 31,
(in thousands)	2003	2002	2001
Compensation and benefits	$13,030	$11,326	$11,734
Other	11,409	10,097	8,738

Totals	$24,439	$21,423	$20,472

Included in other expenses are occupancy costs, professional fees, information technology, insurance and firm services.

Note 8 - Notes Receivable, net

Notes receivable consists of the following at December 31,

	For the Years ended December 31,
(in thousands)	2003	2002
Notes receivable from Principals and/or certain entities they own	$11,831	$13,174
Other notes receivable	3,474	7,044

	15,305	20,218

Less: allowance for uncollectible notes	(2,120)	(5,499)

Total notes receivable, net	$13,185	$14,719

Notes receivable bear interest at rates between 5% and 10% (with a weighted average of 8%) (December 31, 2003), and 5% and 10% (with a weighted average of 8%) (December 31, 2002), and mature at various dates between June 1, 2004 and June 30, 2008 (December 31, 2003), and between January 1, 2003 and December 31, 2007 (December 31, 2002). Notes receivable from Principals and/or certain entities they own are taken on a full recourse basis to the Principal and/or such entity.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 9 - Borrowings

In September 2000, the Company entered into a $40 million credit facility with a group of lenders. This credit facility was increased to $65 million in November 2001 and later, in April 2003, further amended and restated to, among other things, raise the facility to $90 million and add additional lenders. Borrowings under the credit facility bear interest, at the Company’s discretion, at (1) the greater of (a) the prime rate, (b) the three-month certificate of deposit rate plus 1% or (c) the federal funds effective rate plus ½ of 1%; or (2) the Eurodollar rate for one, two, three or six-month periods plus 2%. The rates under (1) above float with changes in the indicated rates and under (2) are fixed for the indicated Eurodollar rate period. Interest is computed on the daily outstanding balance. The weighted average interest rate under the credit facility at December 31, 2003 was 3.3%. The credit facility is structured as a revolving credit facility and is due on September 14, 2005, unless the Company elects to convert the credit facility to a term loan, at which time it will amortize over one year, with a principal payment due on March 14, 2006 and a final maturity on September 14, 2006. At December 31, 2003, there were no borrowings under the credit facility. All obligations under the Company’s credit facility are collateralized by all of the Company’s assets.

The credit facility contains various customary restrictive covenants prohibiting NFP and its subsidiaries, subject to various exceptions, among other things, from (i) incurring additional indebtedness or guarantees, (ii) creating liens or other encumbrances on the Company’s property or granting negative pledges, (iii) entering into a merger or similar transaction, (iv) selling or transferring any of the Company’s property except in the ordinary course of business, (v) making dividend and other restricted payments and (vi) making investments. In addition to the foregoing, the credit facility contains financial covenants requiring the Company to maintain a minimum interest coverage ratio and a minimum amount of Adjusted EBITDA (as defined in the credit agreement) and a maximum consolidated leverage ratio. As of December 31, 2003, the Company was in compliance with all covenants under the credit facility.

Note 10 - Retirement and Pension Plans

Effective January 1, 2001, the Company established the National Financial Partners Corp. 401(k) Plan (the “Plan”) under Section 401(k) of the Internal Revenue Code. The Company matches employee contributions at a rate of 50%, up to six percent of eligible compensation. Amounts charged to expense relating to the Plan were $1.5 million, $1.3 million and $0.8 million, for the years ended December 31, 2003, 2002 and 2001, respectively.

Certain subsidiaries have established 401(k), profit sharing, or self-employment plans covering eligible employees. These plans operate under special transition rules that expire on the last day of the plan year following the plan year in which the acquisition occurred. During the years ended December 31, 2003, 2002 and 2001, total expenses related to the subsidiaries’ plans were not material to the consolidated financial statements.

Note 11 - Stockholders’ equity

On September 23, 2003, the Company completed the sale of 4,279,146 shares of its common stock in its IPO, for which it received proceeds, after fees and expenses, of $86.4 million.

During the years ended December 31, 2003, 2002 and 2001, the Company issued approximately 5.8 million, 1.6 million and 2.5 million shares of common stock, respectively. The Company issued approximately 1.2 million, 1.6 million and 2.4 million of these shares in connection with the acquisition of firms in 2003, 2002 and 2001, respectively. Common stock issued to former owners and principals of acquired firms, which is subject to the achievement of certain performance targets, is not considered to be outstanding until such performance targets are satisfied, which would be the end of the applicable measurement period. At December 31, 2003, approximately 0.1 million shares were issued but are not outstanding related to contingent consideration.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

In February 2000, the Company issued 200,000 shares to a founder and former director of the Company in exchange for a $2 million note due February 2010. Interest accrues on the unpaid principal at the lowest rate permitted by the Internal Revenue Code, and is collateralized by such executive’s shares of NFP’s common stock, whether acquired directly or under options currently granted or hereafter issued. During 2003, approximately 58,000 shares were paid for and outstanding. Principal is repaid on the note as the restricted shares are sold.

In June 2000, the Company issued approximately 50,000 shares to certain independent contractors in exchange for notes receivable of approximately $0.5 million. These notes bear interest at a rate of 7%, are collateralized by such independent contractors’ shares and are due 20% per year through July 2005. During 2003, 2002 and 2001, 17,000 shares, 10,000 shares, and 10,000 shares, respectively, were paid for and outstanding.

In March 2001, the Company issued approximately 90,000 shares to officers of the Company in exchange for notes totaling $1.7 million that mature in March 2006. These notes bear interest at a rate of 5.07%, and are collateralized by such executives’ shares of NFP’s common stock, whether acquired directly or under options currently granted or hereafter issued. During 2002, approximately 70,000 shares were paid for and outstanding.

Note 12 - Stock Incentive plans

2002 Stock Incentive Plan and 2002 Stock Incentive Plan for Principals and Managers

NFP has adopted the 2002 Stock Incentive Plan and the 2002 Stock Incentive Plan for Principals and Managers, effective May 15, 2002. Each of these plans was adopted to give NFP a competitive advantage in attracting, retaining and motivating the participants, and to provide incentives linked to the financial results of the businesses of the Company. A maximum of 2,500,000 shares of the Company’s common stock are reserved for issuance under the 2002 Stock Incentive Plan and a maximum of 3,000,000 shares of the Company’s common stock are reserved for issuance under the 2002 Stock Incentive Plan for Principals and Managers, in each case subject to adjustments for stock splits and similar events. Any shares of common stock covered by an award (or portion of an award) that is forfeited or canceled, expires or is settled in cash, will be available for future awards under each of these plans. Under each of these plans, shares that have been issued pursuant to an award will not be available for future awards under the plan unless those shares were subsequently repurchased by NFP at their original purchase price, in which case the shares will be available for future awards under the plan.

Each of these plans provides for the grant of options, stock appreciation rights, restricted stock and performance units. Under the 2002 Stock Incentive Plan, awards may be granted to officers, employees, non-employee directors, consultants and independent contractors who are responsible for or contribute to the management, growth and profitability of the Company’s business or the business of one of its subsidiaries or a company in which the Company has taken a substantial interest. Under the 2002 Stock Incentive Plan for Principals and Managers, awards may be granted to the principals of a management company that has entered into a management agreement with NFP, managers who have entered into a management agreement with NFP or with one of its subsidiaries or a company in which the Company has taken a substantial interest, or to any person (which term may include a corporation, partnership or other entity) designated by either one of these principals or managers, with the prior consent of the committee administering this plan.

Stock options granted under these plans may be granted with or without stock appreciation rights and generally will have a term of 10 years. Generally, stock options granted under the 2002 Stock Incentive Plan will be subject to vesting over five years, and stock options granted under the 2002 Stock Incentive Plan for Principals and Managers will be exercisable immediately upon grant. As of December 31, 2003, 3,495,394 shares remain authorized and unissued.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

2000 Stock Incentive Plan and 2000 Stock Incentive Plan for Principals and Managers

NFP adopted the 2000 Stock Incentive Plan and the 2000 Stock Incentive Plan for Principals and Managers, effective May 15, 2000. A maximum of 1,600,000 shares of the Company’s common stock is reserved for issuance under each plan, subject to adjustments for stock splits and similar events. All other terms and conditions are substantially similar to those of the 2002 Stock Incentive Plan and 2002 Stock Incentive Plan for Principals and Managers described above. As of December 31, 2003, 90,342 shares remain authorized and unissued.

1998 Stock Incentive Plan

NFP adopted the 1998 Stock Incentive Plan, effective October 26, 1998. A maximum of 1,600,000 shares of the Company’s common stock is reserved for issuance under the plan, subject to adjustments for stock splits and similar events. All other terms and conditions are substantially similar to those of the 2002 Stock Incentive Plan described above. As of December 31, 2003, 60,400 shares remain authorized and unissued.

The following is a summary of the activity in the aforementioned stock option plans:

	For the Years ended December 31,
	2003		2002		2001
(in thousands)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	4,998	$11.10	1,956	$11.40	1,720	$10.50
Granted	1,541	$20.96	3,055	$11.00	291	$15.00
Exercised	97	$10.04	—	—	—	—
Canceled	(43)	$16.08	(13)	$16.70	(55)	$15.00

Outstanding at end of year	6,593	$12.46	4,998	$11.10	1,956	$11.40

Options exercisable at year end	5,452	$11.25	4,146	$10.30	895	$10.40

Shares available for future grants under all existing stock incentive plans totaled 3,646,136 as of December 31, 2003.

The following is a summary of the information concerning currently outstanding and exercisable options as of December 31, 2003:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$10.00 - $23.00	6,593	7.6	$12.46	5,452	$11.25

For the year ended December 31, 2003, 2002 and 2001, in accordance with APB Opinion No. 25, the Company recognized compensation expense of $0.2 million, $0.2 million and $0.9 million, respectively, for stock options granted prior to January 1, 2003 to employees with a strike price that was below the fair value of NFP’s stock at the date of grant. This expense is included in option compensation expense.

Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, and the prospective method in accordance with SFAS No. 148, for transition for awards granted under the 1998 Stock Incentive Plan, 2000 Stock Incentive Plan and the 2002 Stock Incentive Plan.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Company recognized compensation expense of $0.3 million for stock options granted to employees for the year ending December 31, 2003. In accordance with SFAS No. 123, the Company recorded compensation expense equal to the fair value of the options on the date of grant based on the Black-Scholes option pricing model. The weighted average fair value of the options granted on the date of grant and the assumptions used were as follows:

Weighted average fair value options granted	$5.60
Assumptions used:
Expected volatility	27%
Risk-free interest rate	3.28%
Expected life	5 years
Dividend yield	1.74%

Note 13 - Income taxes

The components of the consolidated income tax provision are shown below,

	For the Years ended December 31,
(in thousands)	2003	2002	2001
Current income taxes:
Federal	$21,199	$14,795	$12,543
State and local	6,857	7,144	2,570

Total	$28,056	$21,939	$15,113

Deferred income taxes:
Federal	$(3,885)	$(7,284)	$(10,856)
State and local	(833)	(1,518)	(2,336)

Total	$(4,718)	$(8,802)	$(13,192)

Provision for income taxes	$23,338	$13,137	$1,921

The provision for state and local income taxes includes adjustments for prior-year tax accruals of $1.3 million and $2.1 million in 2003 and 2002, respectively. The effective tax rates differ from the provision calculated at the federal statutory rate primarily because of the Company’s nondeductible goodwill amortization, disposal of subsidiaries, the effects of the state and local taxes and certain expenses not deductible for tax purposes. The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income taxes as a result of the following differences:

	For the Years ended December 31,
(in thousands)	2003	2002	2001
Income (loss) before income taxes	$46,839	$24,730	$(3,821)
Provision (benefit) under U.S. tax rates	16,394	8,655	(1,337)
Increase (decrease) resulting from:
Nondeductible goodwill amortization	1,933	411	2,658
Adjustment for prior-year provision to actual	853	(606)	—
Disposal of subsidiary	(77)	429	(122)
Capitalized initial public offering cost	(1,050)	—	—
Meals and entertainment	375	317	254
Keyman life insurance	626	263	245
State and local income taxes, net of federal benefit	3,087	3,656	152
Other	1,197	12	71

Income tax expense	$23,338	$13,137	$1,921

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of the assets and liabilities. They are measured by applying the enacted tax rates and laws in effect for the years in which such differences are expected to reverse. The significant components of the Company’s deferred tax assets and liabilities at December 31 are as follows:

	For the Years ended December 31,
(in thousands)	2003	2002
Deferred tax assets:
Accrued acquisition bonus	$178	$833
Option compensation	20,758	20,888
Accrued liabilities and reserves	3,517	3,959
Other	2,300	2,831

Gross deferred tax assets	26,753	28,511
Valuation allowance	(157)	(157)

Deferred tax assets	$26,596	$28,354

Deferred tax liabilities:
Identified intangible assets	$(81,954)	$(82,612)
Deferred state taxes	(2,834)	(2,553)
Other	(1,509)	(9)

Gross deferred tax liabilities	$(86,297)	$(85,174)

Net deferred tax liability	$(59,701)	$(56,820)

Note 14 - Related Party Transactions

As part of the management agreement, the Company generally advances management fees to principals and/or certain entities they own on a monthly basis. The monthly advances are recorded as an expense in the month paid. At the end of each quarter, the Company records the contractual amount due to and from principals and/or certain entities they own. At December 31, 2003 and 2002, amounts due to principals and/or certain entities they own totaled $25.4 million and $18.7 million, respectively, and the amounts due from principals and/or certain entities they own totaled $6.8 million and $5.1 million, respectively. Amounts earned by the principals and/or certain entities they own are represented as management fees on the Consolidated Statements of Operations.

Partners Marketing Services, Inc.

Prior to September 1, 2001, Texas law precluded the ownership of Texas-domiciled insurance agencies by any party other than Texas resident insurance agents. To enable the Company to strategically position itself to acquire desirable independent Texas insurance producers in the event of a change in Texas law, which the Company expected at the time, the Company entered into an affiliation arrangement with Partners Marketing Services, Inc., a licensed Texas insurance agency. Pursuant to this arrangement, the Company loaned Partners Marketing $2.3 million to acquire three Texas-domiciled insurance agencies. Also, in connection with this arrangement, the Company entered into an administrative services agreement with Partners Marketing pursuant to which the Company provided various administrative services to Partners Marketing’s three subsidiaries in exchange for fees.

On September 1, 2001, Texas law was amended to permit the ownership of Texas-domiciled insurance agencies by non-Texas insurance agents. In June 2002, after obtaining approval from the Texas Department of Insurance, the Company acquired Partners Marketing and each of its three wholly owned subsidiaries, through a

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

share exchange in which certain classes of stockholders of Partners Marketing received shares of NFP’s common stock in exchange for their holdings of Partners Marketing’s stock. The stockholders did not receive any compensation or consideration for their ownership interest in Partners Marketing, as each consented to the cancellation of his shares. At the time of this exchange, the Partners Marketing promissory notes became an intercompany debt and the administrative services agreement with Partners Marketing was terminated.

Loans to Former Director

In February 2000 and March 2001, the Company loaned a founder and former director $2,000,000 and $469,492, respectively, to purchase the Company’s common stock. The loans were secured by the pledge of 200,000 and 26,828 shares of the Company’s common stock, respectively. Interest accrues on the unpaid principal at the lowest rate permitted by the Internal Revenue Code. The notes must be repaid with after-tax proceeds from the sale of the shares. The Company’s recourse in the event of default under the loans is limited to the pledged shares that secure the loans.

Promissory Note

In April 2002, the Brenda Blythe Trust, a stockholder that holds more than 5% beneficial ownership, pledged 116,086 shares of NFP’s common stock to the Company pursuant to a pledge agreement. This stock was pledged as collateral to secure a promissory note delivered to the Company by Brown Bridgman Management Company, LLC and its principal in the amount of $2,321,718, which note represents overadvanced management fees. The settlor of the Brenda Blythe Trust is the principal of Brown Bridgman Management Company, LLC. The payment under the promissory note is due January 31, 2005. The Brenda Blythe Trust was the sole stockholder of a firm the Company acquired in 1999.

Repayment of Loans by Executive Officers and Directors

In December 2002, the Company’s chairman, president and chief executive officer repaid in full the principal and all accrued interest of a loan the Company made to her in March 2001. The loan was for $850,000 and enabled her to purchase 48,571 shares of NFP’s common stock. The loan was made on the same terms as the terms of the note described above under “Loans to Former Director.”

In December 2002, the Company’s executive vice president and chief financial officer also repaid in full the principal and all accrued interest of a loan the Company made to him in March 2001. The loan was for $400,000 and enabled him to purchase 22,857 shares of NFP’s common stock. This loan was made on the same terms as the terms of the note described above under “Loans to Former Director.”

Architectural Services

In July 2000, the Company entered into an agreement with the architectural firm Iu + Bibliowicz Architects LLP, a company partially owned by the spouse of our chief executive officer. The Company hired Iu + Bibliowicz to develop architectural and construction designs for the Company’s New York corporate headquarters. During the period from March 2000 to October 2001, the Company paid Iu + Bibliowicz $473,753 for its services. We believe that the scope of services and accompanying rates for the services provided were reasonable and customary.

Note 15 - Acquisitions

During 2003, the Company acquired 24 firms that offer life insurance and wealth transfer, corporate and executive benefits and other financial services to the high net-worth and growing entrepreneurial companies. These acquisitions allowed NFP to expand into desirable geographic locations, further extend its presence in the insurance services industry and increased the volume of services currently provided.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The purchase price, including direct costs, associated with acquisitions accounted for as purchases and the allocations thereof, are summarized as follows:

	For the Years ended December 31,
(in thousands)	2003	2002	2001
Consideration:
Cash	$50,658	$29,772	$49,431
Common stock	23,515	26,239	37,859
Other	2,004	2,259	4,447

Totals	$76,177	$58,270	$91,737

Allocation of purchase price:
Net tangible assets	$3,216	$4,072	$4,028
Cost assigned to intangibles:
Book of business	19,366	14,357	22,837
Management contracts	29,845	22,528	36,670
Trade name	565	415	649
Goodwill	23,185	16,898	27,553

Totals	$76,177	$58,270	$91,737

The price per share of common stock paid by the Company in such acquisitions before the Company’s initial public offering was set by NFP’s Board of Directors taking into account various factors including current and expected future earnings of the Company and the valuations of the publicly traded stock of companies similar to the Company. Subsequent to its initial public offering, the price per share paid by the Company was based upon an average fair market value of the Company’s publicly traded common stock over a specified period of time prior to the closing date of the acquisition.

In connection with the 24 acquisitions, the Company has contingent obligations based upon the future earnings of the acquired entities that are not included in the purchase price that was recorded for these acquisitions at the date of acquisition. Future payments made under this arrangement will be recorded as an adjustment to purchase price when the contingencies are settled. As of December 31, 2003, the maximum amount of contingent obligations for the 24 firms, which is largely based on growth in earnings, was $90.6 million.

The following table summarizes the required disclosures of the unaudited pro forma combined entity, as if the acquisitions occurred at the beginning of the years in which they were acquired.

	For the Years ended December 31,
(in thousands, except per share amounts)	2003	2002
Revenue	$484,981	$403,346
Income before income taxes	$47,469	$34,049
Net income	$23,867	$16,998
Earnings per share—basic	$0.82	$0.63
Earnings per share—diluted	$0.75	$0.58

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred at January 1, 2003 and 2002, respectively, nor is it necessarily indicative of future operating results.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Divestitures with Principals

During 2001, the Company sold two subsidiaries, one in exchange for cash and property of $1.3 million and 40,000 shares of NFP’s common stock with a value of $0.8 million, the other for a note receivable of $1.5 million, which has been reduced to its estimated fair value of $0.8 million and 50,000 shares of NFP’s common stock with a value of $0.4 million. During 2002, the Company sold two subsidiaries, one in exchange for 50,000 shares of NFP’s common stock with a value of $0.9 million, the other for cash of $0.2 million and 40,000 shares of NFP’s common stock with a value of $0.7 million. During 2003, the Company sold three subsidiaries, one in exchange for 8,427 shares of NFP’s common stock with a value of $0.2 million, one in exchange for cash and property of $0.3 million and 20,807 shares of NFP’s common stock with a value of $0.5 million, and the other for cash of $0.3 million and 22,476 shares of NFP’s common stock with a value of $0.5 million. In 2003 and 2002, loss from the disposal of subsidiaries totaled $1.8 milion and $0.3 million, respectively. In 2001, gain from disposal of subsidiaries was $0.7 milliion.

The price paid per share of common stock received by the Company in such dispositions was the same price per share at which stock was being issued at the same time for new acquisitions consummated by the Company and was agreed to by the buyer. Before the Company’s initial public offering, the price per share of stock was set by NFP’s Board of Directors taking into account various factors including current and expected future earnings of the Company and the valuations of the publicly traded stock of companies similar to the Company. Subsequent to the Company’s initial public offering, the price per share of stock received by the Company in such dispositions are based upon an average fair market value of the Company’s publicly traded common stock prior to the dispositions.

Note 16 - Goodwill and other intangible assets

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2003 and 2002 are as follows:

	For the Years ended December 31,
(in thousands)	2003	2002
Balance as of January 1,	$184,507	$151,550
Goodwill acquired during the year, including goodwill acquired related to the deferred tax liability of $13,332 (2003) and $14,392 (2002)	36,528	31,290
Contingent consideration payments, firm disposals, firm restructures and other	2,634	2,463
Impairment of goodwill	(5,667)	(796)

Balance as of December 31,	$218,002	$184,507

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following table reconciles previously reported net income as if the provisions of SFAS No. 142 were in effect for the year ended December 31, 2001:

For the year ended December 31, 2001
(in thousands, except per share amounts)
Reported net loss	$(5,742)
Add back: goodwill amortization, net of tax	2,765
Add back: trade name amortization, net of tax	38

Adjusted net loss	$(2,939)

Basic earnings per share
Reported basic earnings per share	$(0.24)
Add back: goodwill amortization, net of tax	0.11
Add back: trade name amortization, net of tax	—

Adjusted basic earnings per share	$(0.13)

Diluted earnings per share
Reported basic earnings per share	$(0.24)
Add back: goodwill amortization, net of tax	0.11
Add back: trade name amortization, net of tax	—

Adjusted diluted earnings per share	$(0.13)

Acquired intangible assets

	As of December 31,
	2003		2002
(in thousands)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortizing identified intangible assets:
Book of business	$96,811	$(27,258)	$77,835	$(18,036)
Management contracts	187,612	(27,499)	163,015	(20,260)

Total	$284,423	$(54,757)	$240,850	$(38,296)

Non-amortizing intangible assets:
Goodwill	$233,207	$(15,205)	$199,712	$(15,205)
Trade name	3,195	(196)	2,743	(196)

Total	$236,402	$(15,401)	$202,455	$(15,401)

The Company defines book of business as the acquired firm’s existing customer relationships that provide a significant source of income through recurring revenue over the course of the economic life of the relationships.

Aggregate amortization expense for amortizing intangible assets for the year ended December 31, 2003, 2002 and 2001 was $16.5 million, $13.3 million and $9.9 million, respectively. Intangibles related to book of business and management contracts are being amortized over a 10-year period and a 25-year period, respectively. Estimated amortization expense for each of the next five years is $16.8 million per year. Estimated amortization expense for each of the next five years will change primarily as the Company continues to acquire firms.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Impairment of goodwill and intangible assets:

During the year ended December 31, 2003, the Company evaluated its amortizing (Long-lived assets) and non-amortizing intangible assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS No. 142, “Goodwill and Other Intangible Assets”, respectively.

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

Indicators of impairment were identified among five firms. The Company compared the carrying value of each firm’s long-lived assets (book of business and management contract) to an estimate of their respective fair value. The fair value is based upon the amount at which the long-lived assets could be bought or sold in a current transaction between the Company and its principals. Based upon this impairment test, the Company deemed the following amortizing intangible assets impaired for five firms during 2003 (in thousands):

Amortizing intangible asset:	Impairment loss
Management Contracts	$4,158

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

The total impairment of goodwill and intangible assets recognized in the consolidated statements of operations for the year ended December 31, 2003 was $9.9 million.

Both the process to evaluate indicators of impairment and the method to compute the amount of impairment incorporate quantitative data and qualitative criteria including new information that can dramatically change the decision about the valuation of an intangible asset in a very short period of time. The determination of whether a decline in fair value is other-than-temporary is necessarily a matter of subjective judgment. The timing and amount of realized losses reported in earnings could vary if management’s conclusions were different.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 17 - Non-cash transactions

The following are non-cash activities,

	For the Years ending December 31,
(in thousands)	2003	2002	2001
Common stock issued as consideration for acquisitions	$23,515	$26,239	$37,859
Common stock issued for contingent consideration	1,566	3,799	—
Common stock issued to officers, directors and independent contractors for notes	—	—	1,720
Common stock repurchased in connection with divestitures of firms	1,348	981	766
Acquisition of firm to satisfy note receivable and other assets	—	—	1,530
Treasury stock, note receivable and satisfaction of an accrued liability in exchange for the restructure of an firm	1,449	3,729	500
Divestiture of firm for note receivable	—	723	875
Divestiture of firm for property	—	—	125
Common stock repurchased to satisfy note receivable, due from principals and/or certain entities they own and other assets	4,146	—	—

Note 18 – Quarterly Financial Data (Unaudited)

The quarterly results of operations are summarized below:

(in thousands, except per share amounts)	December 31	September 30	June 30	March 31
2003
Commissions and fees revenue	$143,413	$119,899	$119,273	$96,992
Gross margin	33,894	28,713	26,739	18,803
Net income	9,731	7,369	2,775	3,626
Earnings per share:
Basic	$0.30	$0.26	$0.10	$0.13
Diluted	$0.27	$0.24	$0.09	$0.12

2002
Commissions and fees revenue	$109,585	$86,791	$81,084	$83,611
Gross margin	20,829	20,131	14,430	20,046
Net income	4,295	2,114	545	4,639
Earnings per share:
Basic	$0.16	$0.08	$0.02	$0.18
Diluted	$0.15	$0.07	$0.02	$0.17

Note 19 - Subsequent events

Acquisitions

Subsequent to December 31, 2003 and through February 20, 2004, the Company acquired five firms. The Company agreed to pay aggregate acquisition consideration in a combination of $33.2 million in cash and the anticipated issuance of approximately 810,000 shares of common stock.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Dividends

On February 17, 2004, the Company’s board of directors declared a $0.10 per share of common stock quarterly cash dividend. The dividend will be payable on April 7, 2004 to stockholders of record at the close of business on March 17, 2004.

Secondary Offering

On February 17, 2004, the Company announced that it may file a registration statement on Form S-1 with the Securities and Exchange Commission by the end of the first quarter of 2004 for a proposed secondary offering that the Company anticipated will include only secondary shares of its common stock. The exact timing and terms of the possible offering are dependent upon market conditions and other factors.