Form 10-Q
period 2004-03-31
NATIONAL FINANCIAL PARTNERS CORP
filed 2004-05-13
CIK 1183186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

The number of outstanding shares of the registrant’s Common Stock, $0.10 par value, as of May 7, 2004 was 33,375,008.

National Financial Partners Corp. and Subsidiaries

Form 10-Q

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. These statements relate to future events or National Financial Partners Corp.’s (“NFP”) future financial performance and involve known and unknown risks, uncertainties and other factors that may cause NFP’s or NFP’s industry’s actual results, levels of activity, performance or achievements to be materially different from those expressed or implied by any of these forward-looking statements. Some of these factors include, without limitation, NFP’s ability to identify and acquire suitable acquisition candidates, the performance of firms following acquisition by NFP, competition in NFP’s industry and NFP’s operating strategy and structure. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. Although management believes that the expectations reflected in the forward-looking statements are reasonable, management cannot guarantee future results, levels of activity, performance or achievement. Except as required by law, management undertakes no obligation to update publicly any forward-looking statements for any reason after the date of this report or to conform these statements to actual results or to changes in management’s expectations.

Part I – Financial Information

Item 1. Financial Statements (Unaudited)

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share data)

	(Unaudited) March 31,	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$48,126	$71,244
Cash, cash equivalents and securities purchased under resale agreements in premium trust accounts	52,927	41,317
Commissions, fees, and premiums receivable, net	29,122	37,872
Due from principals and/or certain entities they own	10,717	6,803
Notes receivable, net	8,535	5,462
Deferred tax assets	4,559	4,794
Other current assets	9,226	9,378

Total current assets	163,212	176,870

Property and equipment, net	14,570	14,074
Deferred tax assets	20,969	21,802
Intangibles, net	264,676	232,665
Goodwill, net	243,112	218,002
Notes receivable, net	8,458	7,723
Other non-current assets	425	419

Total assets	$715,422	$671,555

LIABILITIES
Current liabilities:
Premiums payable to insurance carriers	$51,590	$39,597
Bank loan	13,000	—
Income taxes payable	7,204	6,020
Deferred tax liabilities	5,021	5,019
Due to principals and/or certain entities they own	10,397	25,388
Accounts payable	5,832	9,032
Dividends payable	3,333	3,135
Accrued liabilities	21,359	27,849

Total current liabilities	117,736	116,040

Deferred tax liabilities	90,185	81,278
Other non-current liabilities	8,600	8,965

Total liabilities	216,521	206,283

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value: Authorized 200,000 shares; none issued	—	—
Common stock, $0.10 par value: Authorized 60,000 shares; 34,596 and 33,384 issued and 33,341 and 32,122 outstanding, respectively	3,439	3,313
Additional paid-in capital	507,788	476,633
Common stock subscribed	2,020	2,020
Stock subscription receivable	(2,020)	(2,020)
Retained earnings	7,580	4,159
Treasury stock, 1,054 and 1,023 shares, respectively, at cost	(19,906)	(18,833)

Total stockholders’ equity	498,901	465,272

Total liabilities and stockholders’ equity	$715,422	$671,555

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited - in thousands, except per share data)

	Three Months Ended March 31,
	2004	2003
Revenue:
Commissions and fees	$135,225	$96,992

Cost of services:
Commissions and fees	41,049	28,646
Operating expenses	44,198	35,465
Management fees	23,233	14,078

Total cost of services	108,480	78,189

Gross margin	26,745	18,803

Corporate and other expenses:
General and administrative (excludes option compensation)	7,390	5,639
Option compensation	190	932
Amortization and depreciation	6,606	4,813

Total corporate and other expenses	14,186	11,384

Income from operations	12,559	7,419

Interest and other income	511	456
Interest and other expense	(596)	(902)

Net interest and other	(85)	(446)

Income before income taxes	12,474	6,973
Income tax expense	5,613	3,347

Net income	$6,861	$3,626

Earnings per share:
Basic	$0.21	$0.13

Diluted	$0.19	$0.12

Weighted average shares outstanding:
Basic	33,132	27,400

Diluted	36,251	29,851

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - in thousands)

	Three Months Ended March 31,
	2004	2003
Cash flow from operating activities:
Net income	$6,861	$3,626

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred taxes	(277)	678
Option compensation	190	932
Amortization of intangibles	4,626	3,905
Depreciation	1,980	908
Other, net	—	(8)
(Increase) decrease in operating assets:
Cash, cash equivalents and securities purchased under resale agreements in premium trust accounts	(11,610)	(1,100)
Commissions, fees and premiums receivable, net	8,750	12,065
Due from principals and/or certain entities they own	(4,131)	(2,548)
Notes receivable, net – current	(3,073)	(92)
Other current assets	152	(156)
Notes receivable, net – non current	(1,244)	2,136
Other non-current assets	(58)	(1,376)
Increase (decrease) in operating liabilities:
Premiums payable to insurance carriers	11,993	135
Income tax payable	3,753	2,086
Due to principals and/or certain entities they own	(14,991)	(13,523)
Accounts payable	(3,352)	(8,803)
Accrued liabilities	(6,490)	2,385
Other non-current liabilities	1,947	(2,459)

Total adjustments	(11,835)	(4,835)

Net cash used in operating activities	(4,974)	(1,209)

Cash flow from investing activities:
Purchases of property and equipment, net	(2,476)	(1,220)
Payments for acquired firms, net of cash	(28,680)	(20,245)

Net cash used in investing activities	(31,156)	(21,465)

Cash flow from financing activities:
Repayment of bank loan	(15,000)	(2,110)
Proceeds from bank loan	28,000	25,320
Capital contributions	—	210
Proceeds from exercise of stock options	3,254	—
Dividends paid	(3,242)	—

Net cash provided by financing activities	13,012	23,420

Net (decrease) increase in cash and cash equivalents	(23,118)	746

Cash and cash equivalents, beginning of the period	71,244	31,814

Cash and cash equivalents, end of the period	$48,126	$32,560

Supplemental disclosures of cash flow information:

Cash paid for income taxes	$4,109	$1,171

Cash paid for interest	$—	$314

Non-cash transactions:
See Note 8

See accompanying notes to consolidated financial statements.

National Financial Partners Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2004 and 2003

Note 1 - Nature of Operations

National Financial Partners Corp. (“NFP”), a Delaware corporation, was formed on August 27, 1998, and commenced operations on January 1, 1999. The principal business of National Financial Partners Corp. and its Subsidiaries (the “Company”) is the acquisition and management of operating companies which form a national distribution network that offers financial services, including life insurance and wealth transfer, corporate and executive benefits and financial planning and investment advisory services to the high net worth and entrepreneurial corporate markets. As of March 31, 2004, the Company owned 135 firms located in 40 states and Puerto Rico.

In December 2002, NFP’s Board of Directors authorized a one-for-ten reverse stock split for its shares of common stock. On May 19, 2003, the Company’s stockholders approved the reverse stock split, which took effect on September 12, 2003. On September 23, 2003, the Company completed an initial public offering (“IPO”) of 10,427,025 shares of common stock, including 4,279,146 primary shares, for which it received proceeds, after fees and expenses, of approximately $86.4 million. All references to shares of common stock, options and per share amounts in the accompanying consolidated financial statements for periods prior to the IPO have been restated to reflect the reverse stock split on a retroactive basis, exclusive of fractional shares.

Note 2 - Summary of Significant Accounting Policies

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

All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2003, included in NFP’s Annual Report on Form 10-K filed March 12, 2004, and Form S-1 (No. 333-113580) filed on March 26, 2004.

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

Stock-Based Compensation

The Company currently sponsors three stock-based employee compensation plans. Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” in accordance with the transition and disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” and adopted the prospective method for transition.

Prior to January 1, 2003, the Company elected to use the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

Accordingly, no compensation expense was recorded where the exercise price equaled or exceeded the market price of the underlying stock on the date of grant. Awards granted under the Company’s plans vest over periods of up to five years. Therefore, the cost related to stock-based employee compensation included in the determination of net income as of March 31, 2004 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2004	2003

Net income, as reported	$6,861	$3,626
Add stock-based employee compensation expense included in reported net income, net of tax	17	20
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(244)	(528)

Pro forma net income	$6,634	$3,118

Earnings per share:
Basic – as reported	$0.21	$0.13

Basic – pro forma	$0.20	$0.11

Diluted – as reported	$0.19	$0.12

Diluted – pro forma	$0.18	$0.10

Reclassification

Certain reclassifications have been made to the consolidated statements of income for the period ended March 31, 2003 to conform to the current year presentation.

Note 3 - Earnings Per Share

The computations of basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2004	2003
Basic:
Net income	$6,861	$3,626

Average shares outstanding	33,132	27,384
Contingent consideration	—	16

Total	33,132	27,400

Basic earnings per share	$0.21	$0.13

Diluted:
Net income	$6,861	$3,626

Average shares outstanding	33,132	27,384

Stock held in escrow and stock subscriptions	202	381
Contingent consideration	83	20
Stock options	2,834	2,066

Total	36,251	29,851

Diluted earnings per share	$0.19	$0.12

Note 4 - Acquisitions

During the three months ended March 31, 2004, the Company acquired the assets of seven firms which offer one or more of the following services; life insurance and wealth transfer, corporate and executive benefits and financial planning and investment advisory services, to the high net worth and entrepreneurial corporate markets. These acquisitions allow the Company to expand into desirable geographic locations, further extend its presence in the insurance and financial services industry and increase the volume of services currently provided. The Company acquired all of the net assets of these firms in exchange for its common stock and/or cash using the purchase accounting method for recording business combinations. The following table details the amount of consideration paid and the allocation of purchase price, in aggregate (in thousands):

Consideration:
Cash	$34,078
Common stock	23,493
Other(a)	92

Total	$57,663

Allocation of purchase price:
Net tangible assets	$6,290
Cost assigned to intangibles:
Book of business	8,782
Management contract	27,451
Trade name	404
Goodwill	14,736

Total	$57,663

(a)	Represents capitalized costs of the acquisitions

In connection with these acquisitions, the Company has contingent obligations based upon the future earnings growth of the acquired entities. Future payments made under these arrangements will be recorded as upward adjustments to goodwill when the contingencies are settled. As of March 31, 2004, the maximum amount of contingent obligations for the seven acquired firms was $60.7 million.

The following table summarizes the required disclosures of the pro forma combined entity, as if these acquisitions occurred at January 1, 2004 and 2003, respectively (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Revenue	$138,472	$110,384
Income before taxes	$13,907	$13,591
Net income	$7,692	$7,464
Earnings per share – basic	$0.23	$0.26
Earnings per share – diluted	$0.21	$0.18

The pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred at January 1, 2004 and 2003, respectively, nor is it necessarily indicative of future operating results.

Note 5 - Goodwill and Other Intangible Assets

Goodwill:

The changes in the carrying amount of goodwill for the three months ended March 31, 2004 are as follows (in thousands):

Balance as of December 31, 2003	$218,002
Goodwill acquired during 2004, including goodwill acquired related to the deferred tax liability of $10,255	24,991
Contingent payments, restructurings and other	119

Balance as of March 31, 2004	$243,112

Acquired intangible assets:

	As of March 31, 2004		As of December 31, 2003
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortizing identified intangible assets:
Book of business	$105,594	$(29,840)	$96,811	$(27,258)
Management contract	215,062	(29,543)	187,612	(27,499)

Total	$320,656	$(59,383)	$284,423	$(54,757)

Non-amortizing intangible assets:
Goodwill	$258,317	$(15,205)	$233,207	$(15,205)
Trade name	3,599	(196)	3,195	(196)

Total	$261,916	$(15,401)	$236,402	$(15,401)

Aggregate amortization expense for intangible assets subject to amortization for the three months ended March 31, 2004 was $4.6 million. Intangibles related to book of business and management contract are being amortized over a 10-year period and a 25-year period, respectively. Estimated amortization expense for each of the next five years is $18.8 million per year, based on the Company’s acquisitions as of March 31, 2004. Estimated amortization expense for each of the next five years will change primarily as the Company continues to acquire firms. The accumulated amortization of non-amortizing intangible assets represents amortization recorded prior to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”.

Note 6 – Borrowings

The Company has a $90 million credit facility with a group of banks. Borrowings under the credit facility bear interest, at management’s discretion, at (1) the greatest of (a) the prime rate, (b) the three-month certificate of deposit rate plus 1% or (c) the federal funds effective rate plus  1/2 of 1%; or (2) the Eurodollar rate for one, two, three or six-month periods plus 2%. The rates under (1) above float with changes in the indicated rates and under (2) are fixed for the indicated Eurodollar rate period. Interest is computed on the daily outstanding balance. The weighted average interest rate under the credit facility at March 31, 2004 was 5.0%. The credit facility is structured as a revolving credit facility and is due on September 14, 2005, unless the Company elects to convert the credit facility to a term loan, in which case it will amortize over one year, with a principal payment due on March 14, 2006 and a final maturity on September 14, 2006. As of March 31, 2004, the outstanding balance under the credit facility was $13.0 million. The Company’s obligations under its credit facility are collateralized by all of its assets. The credit facility contains various customary restrictive covenants. As of March 31, 2004, the Company was in compliance with all covenants under the facility.

Note 7 – Stockholders’ Equity

The changes in stockholders’ equity during the three months ended March 31, 2004 is summarized as follows:

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2003	$3,313	$476,633	$4,159	$(18,833)	$465,272
Common stock issued:
Acquisitions	82	23,411	—	—	23,493
Contingent consideration	12	2,819	—	—	2,831
Other	1	293	—	—	294
Common stock repurchased	—	—	—	(1,073)	(1,073)
Stock options exercised, including tax benefit	31	4,442	—	—	4,473
Cash dividends declared	—	—	(3,440)	—	(3,440)
Other	—	190	—	—	190
Net income	—	—	6,861	—	6,861

Balance at March 31, 2004	$3,439	$507,788	$7,580	$(19,906)	$498,901

Stock incentive plans

On January 1, 2004, the Board of Directors approved stock option awards totaling 35,000 shares with an exercise price of $27.35 per share under the Company’s 2002 Stock Incentive Plan. These options will vest 20% per year and are fully vested after five years, subject to certain further restrictions of the stockholders agreement. In accordance with SFAS No. 123, the Company recorded compensation expense equal to the fair value of the options on the date of grant based on the Black-Scholes option pricing model. This model utilizes a number of assumptions in arriving at its results including an estimate of the life of the option, the risk-free interest rate at the date of grant, and the volatility of the underlying stock. The weighted average fair value of the options granted on the date of grant and the assumptions used were as follows:

Weighted average fair value options granted	$6.94
Assumptions used:
Expected volatility	27%
Risk-free interest rate	3.36%
Expected life	5 years
Dividend yield	1.46%

In the first quarter of 2004, the Company recognized $0.2 million in total option compensation expense and expects stock-based compensation expense for this option grant to total less than $0.1 million on an annualized basis.

On March 30, 2004, in connection with a secondary public offering by certain of the Company’s stockholders of approximately 7.1 million shares of common stock, stock options for 222,618 shares were exercised resulting in cash proceeds payable to the Company of $2.4 million. In addition, the Company received a tax benefit, net of related deferred tax asset, of $0.9 million which has been recorded as an adjustment to additional paid-in capital.

Note 8 – Non-Cash Transactions

The following non-cash transactions occurred during the periods indicated (in thousands):

	Three Months Ended March 31,
	2004	2003
Stock issued as consideration for acquisitions	$23,493	$23,226
Stock issued for contingent consideration and other	$2,831	$—
Treasury stock, note receivable and satisfaction of an accrued liability in exchange for partial release of an acquired firm	$—	$1,821
Stock repurchased in connection with divestitures of acquired firms	$—	$1,653
Stock received in exchange for satisfaction of a note receivable and/or due from principal/and or certain entities they own	$1,073	$814
Note receivable in exchange for satisfaction of an accrued liability	$—	$7,146
Net tax benefit from stock options exercised	$1,219	$—

Note 9 – Subsequent Events

Effective April 1, 2004, the Company acquired two firms which primarily offer wealth transfer, corporate and executive benefits, and financial planning to the high net worth and entrepreneurial corporate markets. The Company acquired all of the net assets of both of these firms for aggregate consideration of approximately $7.2 million in a combination of cash and common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with NFP’s consolidated financial statements and the related notes included elsewhere in this report. In addition to historical information, this discussion includes forward-looking information that involves risks and assumptions, which could cause actual results to differ materially from management’s expectations. See “Forward-Looking Statements” included elsewhere in this report.

Executive Overview

NFP is a leading independent distributor of financial services products primarily to high net worth individuals and growing entrepreneurial companies. Founded in 1998, and commencing operations on January 1, 1999, NFP has grown internally and through acquisitions and, as of March 31, 2004, operates a national distribution network with over 1,400 producers in 40 states and Puerto Rico operating through 135 owned firms and over 180 affiliated third-party distributors. Net income grew from $3.6 million during the three months ended March 31, 2003 to $6.9 million during the three months ended March 31, 2004. As a result of new acquisitions and the growth of previously acquired firms, revenue grew from $97.0 million during the three months ended March 31, 2003 to $135.2 million during the three months ended March 31, 2004.

NFP’s firms earn revenue that consists primarily of commissions and fees earned from the sale of financial products and services to their clients and incur commission and fee expense and operating expense in the course of earning this revenue. NFP pays management fees to non-employee principals of its firms based on the financial performance of each respective firm. Management refers to revenue earned by NFP’s firms minus the expenses of its firms, including management fees, as gross margin. Management uses gross margin as a measure of the performance of the acquired firms. Through acquisitions and internal growth, gross margin grew from $18.8 million, or 19.4% of revenues, during the three months ended March 31, 2003 to $26.7 million, or 19.8% of revenues, during the three months ended March 31, 2004.

Gross margin is offset by expenses that NFP incurs at the corporate level, including corporate and other expenses. Corporate and other expenses grew from $11.4 million during the three months ended March 31, 2003 to $14.2 million during the three months ended March 31, 2004. Corporate and other expenses include general and administrative expenses, which are the operating expenses of its corporate headquarters. General and administrative expenses grew from $5.7 million during the three months ended March 31, 2003 to $7.4 million during the three months ended March 31, 2004. General and administrative expenses as a percent of revenue declined from 5.8% during the three months ended March 31, 2003 to 5.5% during the three months ended March 31, 2004.

Acquisitions

Under its acquisition structure, NFP acquires 100% of the equity of independent financial services products distribution businesses on terms that are relatively standard across all its acquisitions. To determine the acquisition price, NFP’s management first estimates the annual operating cash flow of the business to be acquired based on current levels of revenue and expense. For this purpose, management defines operating cash flow as cash revenue of the business less cash and non-cash expenses, other than amortization, depreciation and compensation to the business’s owners or individuals who subsequently become principals. Management refers to this estimated annual operating cash flow as “target earnings.” The acquisition price is a multiple (approximately five times) of a portion of the target earnings, which management refers to as “base earnings.” Base earnings averaged 48% of target earnings for all acquisitions completed through March 31, 2004. In determining base earnings, management’s general rule is not to exceed an amount equal to the recurring revenue of the business. By recurring revenue, management means revenue from sales previously made (such as renewal commissions on insurance products, commissions and administrative fees for ongoing benefit plans and mutual fund trail commissions) and fees for assets under management.

NFP enters into a management agreement with principals and/or certain entities they own. Under the management agreement, the principals and/or such entities are entitled to management fees consisting of:

•	all future earnings of the acquired business in excess of the base earnings up to target earnings; and

•	a percentage of any earnings in excess of target earnings based on the ratio of base earnings to target earnings.

NFP retains a cumulative preferred position in the base earnings. To the extent earnings of a firm in any year are less than base earnings, in the following year NFP is entitled to receive base earnings together with the prior years’ shortfall before any management fees are paid.

Additional purchase consideration is often paid to the former owners based on satisfying specified internal growth thresholds over the three-year period following the acquisition.

Substantially all of NFP’s acquisitions have been paid for with a combination of cash and its common stock, valued at its then fair market value. At this time, NFP typically requires its principals to take at least 30% of the total acquisition price in its common stock; however, through March 31, 2004, principals have taken on average approximately 46% of the total acquisition price in NFP’s common stock. The following table shows acquisition activity in the following period:

Three Months Ended March 31, 2004
Number of acquisitions closed	7
Consideration:
Cash	$34,078
Common stock	23,493
Other(a)	92

$57,663

(a)	Represents capitalized costs of the acquisitions.

Revenue

NFP’s firms generate revenue primarily from the following sources:

Life insurance commissions and estate planning fees. Insurance and annuity commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. First-year commissions are calculated as a percentage of the first twelve months’ premium on the policy and earned in the year that the policy is originated. In many cases, NFP’s firms receive renewal commissions for a period following the first year, if the policy remains in force. Its firms also earn fees for developing estate plans.

Corporate and executive benefits commissions and fees. NFP’s firms earn commissions on the sale of insurance policies written for benefit programs. The commissions are paid each year as long as the client continues to use the product and maintain its broker of record relationship with the firm. Its firms also earn fees for the development and implementation of corporate and executive benefit programs as well as fees for the duration that these programs are administered. Asset-based fees are also earned for administrative services or consulting related to certain benefits plans.

Financial planning and investment advisory fees and securities commissions. NFP’s firms earn commissions related to the sale of securities and certain investment-related insurance products as well as fees for offering financial advice and related services. These fees are based on a percentage of assets under management and are generally paid quarterly. In a few cases, incentive fees are earned based on the performance of the assets under management. Some of NFP’s firms charge flat fees for the development of a financial plan or a flat fee annually for advising clients on asset allocation.

NFP’s firms also earn additional compensation in the form of incentive revenue, including override payments, from manufacturers of financial services products, based on the volume, persistency and profitability of business generated by the firms from these three sources. These forms of payments are earned both with respect to sales by its owned firms and sales by its network of over 180 affiliated third-party distributors.

NFPSI, NFP’s registered broker-dealer and investment adviser, also earns commissions and fees on the transactions effected through it. Most principals of NFP’s firms, as well as many of NFP’s affiliated third-party distributors, conduct securities or investment advisory business through NFPSI.

Incidental to the corporate and executive benefits services provided to their customers, some of NFP’s firms offer property and casualty insurance brokerage and advisory services. Commissions and fees are earned in connection with these services.

Although NFP’s operating history is limited, management believes that its firms earn approximately 65% to 70% of their revenue in the first three quarters of the year and approximately 30% to 35% of their revenue in the fourth quarter.

Expenses

The following table sets forth certain expenses as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2004	2003
Total revenue	100.0%	100.0%
Cost of services:
Commissions and fees	30.4	29.5
Operating expenses	32.7	36.6
Management fees	17.2	14.5

	80.3	80.6

Gross margin	19.7	19.4

Corporate and other expenses:
General and administrative (excludes option compensation)	5.5	5.8
Option compensation	0.1	1.0
Amortization	3.4	4.0
Depreciation	1.5	0.9

	10.5%	11.7%

Cost of services

Commissions and fees. Commissions and fees are typically paid to non-principal producers, who are producers that are employed by or affiliated with NFP’s firms but are not principals. When business is generated solely by a principal, no commission expense is incurred because principals are only paid from a share of the cash flow of the acquired firm through management fees. However, when income is generated by a non-principal producer, the producer is generally paid a portion of the commission income, which is reflected as commission expense of the acquired firm. The use of non-principal producers affords principals the opportunity to expand the reach of the business of a firm beyond clients or customers with whom they have direct contact. In addition, NFPSI pays commissions to NFP’s affiliated third-party distributors who transact business through NFPSI.

Operating expenses. NFP’s firms incur operating expenses related to maintaining individual offices, including compensating non-producing staff. Firm operating expenses also include the expenses of NFPSI and of NFPISI, another subsidiary that serves NFP’s acquired firms and through which its acquired firms and its affiliated third-party distributors access insurance and financial services products and manufacturers.

Management fees. Management fees are paid to the principals of NFP’s firms and/or certain entities they own based on the financial performance of the firms they manage. Once NFP receives cumulative preferred earnings (base earnings) from a firm, the principals and/or an entity the principals own receive management fees equal to earnings above base earnings up to target earnings. An additional management fee is paid in respect of earnings in excess of target earnings based on the ratio of base earnings to target earnings. For example, if base earnings equal 40% of target earnings, NFP receives 40% of earnings in excess of target earnings and the principal and/or the entity receives 60%. Management fees also include an accrual for certain performance-based incentive amounts payable under NFP’s ongoing incentive program.

The ratio of management fees to gross margin before management fees is dependent on the percentage of total earnings of the firms capitalized by NFP, the performance of its firms relative to base earnings and target earnings and the earnings of NFPISI and NFPSI, from which no management fees are paid. Because of its cumulative preferred position, if a firm produces earnings below target earnings in a given year, NFP’s share of the firm’s total earnings would be higher for that year. If a firm produces earnings at or above target earnings, NFP’s share of the firm’s total earnings would be equal to the percentage of the earnings capitalized by NFP in the initial transaction, less any additional management fees earned under ongoing incentive plans.

The following table summarizes the results of operations of NFP’s firms for the periods presented and shows management fees as a percentage of gross margin before management fees:

	Three Months Ended March 31,
	2004	2003
Revenue:

Commissions and fees	$135,225	$96,992

Cost of services:
Commissions and fees	41,049	28,646
Operating expenses	44,198	35,465

Gross margin before management fees	49,978	32,881
Management fees	23,233	14,078

Gross margin	$26,745	$18,803
Management fees, as a percentage of gross margin before management fees	46.5%	42.8%

Corporate and other expenses

General and administrative. At the corporate level, NFP incurs general and administrative expense related to the acquisition of and administration of its firms. General and administrative expense includes compensation, occupancy, professional fees, travel and entertainment, technology, telecommunication, advertising and marketing costs. Option compensation expense is disclosed separately.

Option compensation. Option compensation expense consists of expenses related to stock option grants under an incentive program offered to the principals and certain employees of NFP’s earlier acquisitions. This program, offered to the sellers of 40 acquired firms, allowed principals and certain employees to earn options with a strike price equal to the price of NFP’s common stock at the time the options were earned. The second incentive program expired at the end of 2003.

In addition to the option incentive program, NFP has incurred option compensation expense for stock options granted to employees and directors. Stock options granted to employees through December 31, 2002 were accounted for under the intrinsic-value-based method of accounting in accordance with APB Opinion No. 25. On January 1, 2003, NFP adopted the fair value recognition provisions of SFAS No. 123 in accordance with SFAS No. 148 and have adopted the “prospective” method of transition. Under this method, the cost of stock options granted to employees after January 1, 2003 are included in the determination of net income.

Amortization. NFP incurs amortization expense related to the amortization of intangible assets. Prior to January 1, 2002, NFP also incurred costs for amortization of goodwill.

Impairment of goodwill and intangible assets. The firms acquired by NFP may not continue to positively perform after the acquisition for various reasons, including legislative or regulatory changes that affect the products in which a firm specializes, the loss of key clients after the acquisition closed, general economic factors that impact a firm in a direct way and the cultural incompatibility of an acquired firm’s management team with NFP. In such situations, NFP may take impairment charges in accordance with SFAS No. 142 and SFAS No. 144 and reduce the carrying cost of acquired identifiable intangible assets (including book of business, management contract and tradename) and goodwill to their respective fair values. Management reviews and evaluates the financial and operating results of acquired firms on a firm-by-firm basis throughout the year to assess the recoverability of goodwill and other intangible assets associated with these firms. The fair value is based upon the amount at which the acquired firm could be bought or sold in a current transaction between NFP and the principals. The intangible assets associated with a particular firm may be impaired when the firm has experienced a significant deterioration in its business indicated by an inability to produce at the level of base earnings for a period of four consecutive quarters and when the firm does not appear likely to improve its operating results or cash flows in the foreseeable future. Management believes that this is an appropriate time period to evaluate firm performance given the seasonal nature of many firms’ activities. In assessing the recoverability of goodwill and other intangible assets, historical trends are used and projections regarding the estimated future cash flows and other factors are made to determine the fair value of the respective assets.

Depreciation. NFP incurs depreciation expense related to capital assets, such as investments in technology, office furniture and equipment, as well as amortization for its leasehold improvements.

Loss (gain) on sale of subsidiaries. From time to time, NFP has disposed of acquired firms. In these dispositions, NFP may realize a gain or loss on the sale of the subsidiary.

Results of Operations

NFP’s management monitors acquired firm revenue, commission and fee expense and operating expense from new acquisitions as compared with existing firms. For this purpose, a firm is considered to be a new acquisition for the twelve months following the acquisition. After the first twelve months, a firm is considered to be an existing firm. Within any reported period, a firm may be considered to be a new acquisition for part of the period and an existing firm for the remainder of the period. Additionally, NFPSI and NFPISI are considered to be existing firms. Sub-acquisitions that do not separately report their results are considered to be part of the firm making the acquisition, and the results of firms disposed of are included in the calculations. The results of operations discussions set forth below include analysis of the relevant line items on this basis.

Three months ended March 31, 2004 compared with the three months ended March 31, 2003

The following table provides a comparison of NFP’s revenues and expenses for the periods presented:

	For the three months ended March 31,
	2004	2003	$ Change	% Change
	(in millions)
Statement of Operations Data:
Revenue:
Commissions and fees	$135.2	$97.0	$38.2	39.3%

Cost of services:
Commissions and fees	41.0	28.6	12.4	43.3
Operating expenses	44.2	35.5	8.7	24.5
Management fees	23.2	14.1	9.1	64.5

Total cost of services	108.4	78.2	30.2	38.6

Gross margin	26.8	18.8	8.0	42.5

Corporate and other expenses:
General and administrative (excludes option compensation)	7.4	5.7	1.7	29.8
Option compensation	0.2	0.9	(0.7)	(77.7)
Amortization	4.6	3.9	0.7	17.9
Depreciation	2.0	0.9	1.1	122.2

Total corporate and other expenses	14.2	11.4	2.8	24.5

Income from operations	12.6	7.4	5.2	70.2

Interest and other income	0.5	0.5	0.0	0.0
Interest and other expense	(0.6)	(0.9)	0.3	(33.3)

Net interest and other	(0.1)	(0.4)	0.3	(75.0)

Income before income taxes	12.5	7.0	5.5	78.5
Income tax expense	5.6	3.4	2.2	64.7

Net income	$6.9	$3.6	$3.3	91.6%

Summary

Net income. Net income increased $3.3 million, or 91.6%, to $6.9 million in the three months ended March 31, 2004 compared with $3.6 million in the same period last year. The increase was largely due to an increase in gross margin as a result of acquisitions, the internal growth of NFP’s firms and a lower overall tax rate and was partially offset by an increase in general and administrative expenses, amortization and depreciation.

Revenue

Commissions and fees. Commissions and fees increased $38.2 million, or 39.3%, to $135.2 million in the three months ended March 31, 2004 compared with $97.0 million in the same period last year. The increase was due to an increased volume of business from NFP’s existing firms as well as business generated by firms that were acquired after the three months ended March 31, 2003 (“new acquisitions”). Approximately $17.2 million of the increase was due to business generated by new acquisitions, and approximately $21.0 million was a direct result of increased volume of business from NFP’s existing firms, including NFPSI and NFPISI.

Cost of services

Commissions and fees. Commissions and fees expense increased $12.4 million, or 43.3%, to $41.0 million in the three months ended March 31, 2004 compared with $28.6 million in the same period last year. The increase was principally due to an increased volume of business from NFP’s existing firms and business generated by new acquisitions. Approximately $5.0 million of the increase was due to business generated by new acquisitions, and approximately $7.4 million was due to increased volume of business from NFP’s existing firms. As a percentage of revenue, commissions and fees expense increased to 30.4% in the three months ended March 31, 2004 from 29.5% in the same period last year. The increase as a percentage of revenue was partially attributable to higher commission expense as a percentage of revenue from new acquisitions.

Operating expenses. Operating expenses increased $8.7 million, or 24.5%, to $44.2 million in the three months ended March 31, 2004 compared with $35.5 million in the same period last year. The increase was due to the operating expenses from new acquisitions and greater operating expenses at NFP’s existing firms associated with an increase in the volume of business generated. Approximately $4.3 million of the increase was due to operating expenses of new acquisitions, and approximately $4.4 million was a result of increased operating expenses at NFP’s existing firms. As a percentage of revenue, operating expenses declined to 32.7% in the three months ended March 31, 2004 from 36.6% in 2003. Operating expenses increased at a slower rate compared to revenue growth as firms realized the benefits of economies of scale.

Management fees. Management fees increased $9.1 million, or 64.5%, to $23.2 million in the three months ended March 31, 2004 compared with $14.1 million in the same period last year. The increase resulted primarily from higher earnings at NFP’s owned firms generated primarily through new acquisitions and internal growth of existing firms. Management fees represented 46.5% of gross margin before management fees in the three months ended March 31, 2004 compared with 42.8% in the same period last year. The increase is primarily a result of a higher percentage of NFP’s firms operating at or above target earnings in the three months ended March 31, 2004 compared with the same period last year, resulting in a greater proportion of management fees being accrued than in the prior period. Included in management fees is $0.8 million of accruals related to incentive payments expected to be paid out under incentive programs established for the firm principals. Management fees as a percentage of revenue increased to 17.2% in the three months ended March 31, 2004 from 14.5% in the same period last year.

Gross margin. Gross margin increased $8.0 million, or 42.5%, to $26.8 million in the three months ended March 31, 2004 compared with $18.8 million in the same period last year. Gross margin as a percentage of revenue increased to 19.7% in the three months ended March 31, 2004 from 19.4% in the same period last year as the growth in revenue was greater than the growth in total cost of services, which includes commissions and fees, operating expenses and management fees.

Corporate and other expenses

General and administrative. General and administrative expenses increased $1.7 million, or 29.8%, to $7.4 million in the three months ended March 31, 2004 compared with $5.7 million in the same period last year. The increase reflects approximately $1.1 million of additional expenses associated with operating as a public company, including increased directors and officers liability insurance premiums and the costs associated with stockholder services. In addition, NFP incurred approximately $0.3 million of expenses related to its secondary offering of common stock which was completed on April 2, 2004. In the three months ended March 31, 2004, NFP reversed a previously accrued expense of $0.4 million related to an acquisition incentive program for certain founding officers. As a percentage of revenue, general and administrative expense declined to 5.5% in the three months ended March 31, 2004 compared with 5.8% in the same period last year.

Option compensation. Option compensation expense decreased $0.7 million, or 77.7%, to $0.2 million in the three months ended March 31, 2004 compared with $0.9 million in the same period last year. In 2003, NFP accrued option compensation expense for options issued under an option incentive program for principals and certain employees of NFP firms related to the performance of those firms during the first three years following acquisition. This program expired in the fourth quarter of 2003. During the three months ended March 31, 2003, NFP accrued $0.9 million related to options granted to principals under this program and less than $0.1 million of option compensation expense for NFP’s stock-based employee compensation plans. During the three months ended March 31, 2004, NFP recorded option compensation expense of $0.2 million related to stock-based employee compensation plans. As a percentage of revenue, option compensation expense was 0.1% in the three months ended March 31, 2004 compared with 1.0% in the same period last year.

Amortization. Amortization increased $0.7 million, or 17.9%, to $4.6 million in the three months ended March 31, 2004 compared with $3.9 million in the same period last year. Amortization expense increased as a result of a 15% increase in net intangible assets resulting primarily from new acquisitions. As a percentage of revenue, amortization was 3.4% in the three months ended March 31, 2004 compared with 4.0% in the same period last year.

Depreciation. Depreciation expense increased $1.1 million, or 122.2%, to $2.0 million in the three months ended March 31, 2004 compared with $0.9 million in the same period last year. The increase in depreciation resulted from an increase in the number of owned firms and a higher level of capital expenditures as some firms moved into newer or larger facilities, purchased office furniture and made investments in new technology. In addition, approximately $0.7 million of the increase resulted from the completion of a comprehensive review of depreciable assets held at NFP’s owned firms. As a percentage of revenue, depreciation expense increased to 1.5% in the three months ended March 31, 2004 from 0.9% in the same period last year.

Interest and other income. Interest and other income was $0.5 million in the periods ended March 31, 2004 and 2003.

Interest and other expense. Interest and other expense decreased $0.3 million, or 33.3%, to $0.6 million in the three months ended March 31, 2004 compared with $0.9 million in the same period last year. The decrease was due to lower average borrowings under the Company’s bank line of credit.

Income tax expense

Income tax expense. Income tax expense increased $2.2 million, or 64.7%, to $5.6 million in the three months ended March 31, 2004 compared with $3.4 million in the same period last year. The increase is a direct result of an 78.5% increase in pretax income for the three months ended March 31, 2004 to $12.5 million compared with $7.0 million for the same period last year, partially offset by a decrease in the Company’s estimated annual effective tax rate to 45% in the 2004 quarter, from 48% in the prior year period. The effective tax rate differs from the provision calculated at the federal statutory rate primarily because of certain expenses that are not deductible for tax purposes, as well as the effects of state and local taxes. The estimated effective tax rate is expected to decline in 2004 as a direct result of the proportional increase in pretax income relative to nondeductible expenses.

Liquidity and Capital Resources

The Company principally generates cash flows through the earnings of its acquired firms. Additional liquidity is available through the Company’s $90 million bank credit facility. At March 31, 2004, the Company had cash and cash equivalents of $48.1 million, a decrease of $23.1 million from the balance as of December 31, 2003 of $71.2 million. The decrease in cash and cash equivalents during the three months ended March 31, 2004 was due primarily to cash paid for acquisitions of $28.7 million and cash used in operating activities of $5.0 million, which was partially offset by borrowings under the Company’s bank credit facility of $13.0 million.

Summary cash flow data is provided as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
Cash flows provided by (used in):

Operating activities	$(4,974)	$(1,209)
Investing activities	(31,156)	(21,465)
Financing activities	13,012	23,420

(Decrease) increase	(23,118)	746
Cash and cash equivalents – beginning of period	71,244	31,814

Cash and cash equivalents – end of period	$48,126	$32,560

During the three months ended March 31, 2004, cash used in operating activities was $5.0 million, primarily resulting from management fee payments made to firm principals previously accrued in 2003 and reductions in payables and accrued liabilities partially offset by net income earned during the period and a decrease in commissions, fees and premiums receivable, net. During the three months ended March 31, 2003, cash used in operating activities was $1.2 million, primarily as a result of bonus payments made to firm principals previously accrued in 2002 and reductions in payables partially offset by commissions, fees and premiums received and net income earned during the period.

During the three months ended March 31, 2004 and 2003 cash used in investing activities was $31.2 million and $21.5 million, respectively, in both cases for the acquisition of firms and property and equipment. During the three months ended March 31, 2004 and 2003, NFP used $28.7 million and $20.2 million, respectively, for payments for acquired firms, net of cash acquired. In each period, payments for acquired firms represented the largest use of cash in investing activities.

During the three months ended March 31, 2004 and 2003, cash provided by financing activities was $13.0 million and $23.4 million, respectively. In both cases, cash provided by financing activities was primarily the result of net borrowings under the Company’s credit facility. The Company uses this credit facility primarily to fund acquisitions.

Some of the Company’s firms maintain premium trust accounts which represent payments collected from insureds on behalf of carriers. Funds held in these accounts are invested in cash, cash equivalents and securities purchased under resale agreements (overnight). As of March 31, 2004, NFP had cash, cash equivalents and securities purchased under resale agreements in premium trust accounts of $52.9 million, an increase of $11.6 million from the balance as of December 31, 2003 of $41.3 million. Increases or decreases in these accounts relate to the volume and timing of payments from insureds and the timing of the Company’s remittances to carriers. These increases or decreases are largely offset by changes in the premiums payable to insurance carriers liability account.

Management believes that the Company’s existing cash, cash equivalents, funds generated from its operating activities and funds available under its credit facility will provide sufficient sources of liquidity to satisfy its financial needs for the next twelve months. However, if circumstances change, NFP may need to raise debt or additional capital in the future.

Borrowings

In September 2000, the Company entered into a $40 million credit facility with a group of banks and, in November 2001, the credit facility was increased to $65 million. In April 2003, the credit facility was amended and restated to, among other things, increase it to a $90 million credit facility and to add additional lenders. Borrowings under the credit facility bear interest, at management’s discretion, at (1) the greatest of (a) the prime rate, (b) the three-month certificate of deposit rate plus 1% or (c) the federal funds effective rate plus  1/2 of 1%; or (2) the Eurodollar rate for one, two, three or six-month periods plus 2%. The rates under (1) above float with changes in the indicated rates and under (2) are fixed for the indicated Eurodollar rate period. Interest is computed on the daily outstanding balance. The weighted average interest rate under the credit facility at March 31, 2004 was 5.0%. The credit facility is structured as a revolving credit facility and is due on September 14, 2005, unless the Company elects to convert the credit facility to a term loan, in which case it will amortize over one year, with a principal payment due on March 14, 2006 and a final maturity on September 14, 2006. As of March 31, 2004, the outstanding balance under the credit facility was $13.0 million. The Company’s obligations under its credit facility are collateralized by all of its assets.

The credit facility contains various customary restrictive covenants prohibiting the Company and its subsidiaries, subject to various exceptions, among other things, from (i) incurring additional indebtedness or guarantees, (ii) creating liens or other encumbrances on its property or granting negative pledges, (iii) entering into a merger or similar transaction, (iv) selling or transferring any of its property except in the ordinary course of business, (v) making dividend and other restricted payments and (vi) making investments. In addition to the foregoing, the credit facility contains financial covenants requiring the Company to maintain a minimum interest coverage ratio and a minimum amount of Adjusted EBITDA (as defined in the credit agreement) and a maximum consolidated leverage ratio. As of March 31, 2004, the Company was in compliance with all covenants under the credit facility.

Contractual Obligations

There have been no material changes outside the ordinary course of the Company’s business to the Company’s total contractual cash obligations which are set forth in the table included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, except that during the three months ended March 31, 2004, the Company borrowed $13.0 million under its credit facility.

Dividends

The Company paid a quarterly cash dividend of $0.10 per share of its common stock on January 7, 2004. On February 17, 2004, the Company declared a quarterly cash dividend of $0.10 per share of its common stock, which was paid on April 7, 2004 to stockholders of record on March 17, 2004. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, earnings, legal requirements and other factors as our board of directors deems relevant. Based on the most recent quarterly dividend declared of $0.10 per share of common stock, the total annual cash requirement for dividend payments would be approximately $13.4 million.

Subsequent Event

Subsequent to the end of the quarter, a subsidiary of one of NFP’s firms received a subpoena from the Office of the Attorney General of the State of New York seeking information regarding certain compensation agreements with insurance companies, often referred to as placement service agreements. Although the inquiry has been limited to NFP’s property and casualty brokerage operations licensed in New York, the ultimate scope and outcome of the inquiry cannot be determined at this time. The Company is cooperating fully with the Attorney General’s request.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company has market risk on buy and sell transactions effected by its firms’ customers. The Company is contingently liable to its clearing brokers for margin requirements under customer margin securities transactions, the failure of delivery of securities sold or payment for securities purchased by a customer. If customers do not fulfill their obligations, a gain or loss could be suffered equal to the difference between a customer’s commitment and the market value of the underlying securities. The risk of default depends on the creditworthiness of the customers. The Company assesses the risk of default of each customer accepted to minimize its credit risk.

The Company is further exposed to credit risk for commissions receivable from clearing brokers and insurance companies. This credit risk is generally limited to the amount of commissions receivable.

The Company has market risk on the fees its firms earn that are based on the market value of assets under management or the value of assets held in certain mutual fund accounts and variable insurance policies for which ongoing fees or commissions are paid. Certain of its firms’ performance based fees are impacted by fluctuations in the market performance of the assets managed according to such arrangements.

The Company has a credit facility and cash, cash equivalents and securities purchased under resale agreements in premium trust accounts which are subject to short-term interest rate risk. Based on the weighted average borrowings under its credit facility during the three months ended March 31, 2004 and 2003, a 1% change in short-term interest rates would have affected the Company’s income before income taxes by approximately $0.1 million and $0.6 million, respectively. Based on the weighted average amount of cash, cash equivalents and securities purchased under resale agreements in premium trust accounts during the three months ended March 31, 2004 and 2003, a 1% change in short-term interest rates would have affected the Company’s income before income taxes by approximately $0.5 million and $0.3 million, respectively.

The Company does not enter into derivatives or other similar financial instruments for trading or speculative purposes.

Item 4. Controls and Procedures

As of the end of the period covered by this report, NFP’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO and CFO have concluded that, as of the end of period covered by this report, the Company’s disclosure controls and procedures were effective.

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

Part II – Other Information

Item 1. Legal Proceedings

The Company is involved in a variety of claims, lawsuits and other disputes as well as investigations by various regulatory authorities arising in the ordinary course of business. Management believes the resolution of these matters and the incurrence of their related costs and expenses should not have a material adverse effect on the Company’s consolidated results of operations or financial condition.

Item 2. Changes in Securities and Use of Proceeds

(c) Recent Sales of Unregistered Securities

Since January 1, 2004, the Company has issued the following securities:

The Company has issued 819,056 shares of common stock with a value of approximately $23.5 million to principals in connection with the acquisition of firms. The Company has also issued 124,225 shares of common stock with a value of approximately $2.8 million to principals related to contingent consideration.

All of the transactions described above were transactions that were exempt from registration under the Securities Act by virtue of the exemption provided under Section 4(2) for transactions not involving a public offering. Specifically, each of these transactions involved the offer of the Company’s securities to a limited number of offerees (and, in many of the cases, to a single offeree), all of whom were sophisticated investors (based, in substantially all cases, upon reasonable assurances provided by the investors that they were accredited investors within the meaning of Rule 501 promulgated under the Securities Act) and all of whom acknowledged that they were afforded the opportunity to access such information regarding the business, management and financial affairs of the Company as they required to make an investment decision. In addition, in each case we obtained reasonable assurances from the investors that they were acquiring the securities for investment purposes and not with a view to distribution. Further, the certificates that were delivered to the investors evidencing the securities contained legends referring to the fact that the securities had not been registered under the Securities Act and were subject to restrictions on transfer, all of which was expressly acknowledged by the investors. Finally, in each case the offer was not made by means of any form of general solicitation.

(e) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
	(in thousands)
January 1, 2004 – January 31, 2004	—		—	—	—
February 1, 2004 – February 29, 2004	—		—	—	—
March 1, 2004 – March 31, 2004	30,893	(a)	$28.66	—	—

Total	30,893		$28.66	—	—

(a)	30,893 shares were reacquired to satisfy outstanding promissory notes and receivables. No gain or loss was recorded on these transactions.

Items 6. Exhibits and Reports on Form 8-K

(a) Exhibits

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

The Company furnished or filed the following reports on Form 8-K during the three months ended March 31, 2004:

–	The Company furnished a report of Form 8-K on January 8, 2004, announcing that it had completed the acquisition of three producer firms and had signed a definitive agreement to acquire a fourth.

–	The Company furnished a report on Form 8-K on January 8, 2004, providing materials to be presented at the National Financial Partners Corp. Austin Analyst/Investor Trip on January 7, 2004 and January 8, 2004, and to be used during various other presentations to analysts and investors.

–	The Company furnished a report on Form 8-K on February 17, 2004, announcing the issuance of its earnings release for the fourth quarter and year ended December 31, 2003 and its Quarterly Financial Supplement for the period ended December 31, 2003.

–	The Company filed a report on Form 8-K on February 17, 2004, indicating that it may file a registration statement on Form S-1 with the Securities and Exchange Commission by the end of the first quarter of 2004 for a proposed secondary offering that the Company anticipated will include only secondary shares of its common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Financial Partners Corp.

Signature	Title	Date
/s/ JESSICA M. BIBLIOWICZ Jessica M. Bibliowicz	Chairman, President, Chief Executive Officer and Director	May 13, 2004

/s/ MARK C. BIDERMAN Mark C. Biderman	Executive Vice President and Chief Financial Officer	May 13, 2004