Form 10-Q
period 2004-06-30
NATIONAL FINANCIAL PARTNERS CORP
filed 2004-08-12
CIK 1183186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

The number of outstanding shares of the registrant’s Common Stock, $0.10 par value, as of August 1, 2004 was 33,746,272.

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

Part I – Financial Information

Item 1. Financial Statements (Unaudited)

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share data)

	(Unaudited) June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$55,060	$71,244
Cash, cash equivalents and securities purchased under resale agreements in premium trust accounts	55,558	41,317
Commissions, fees, and premiums receivable, net	30,101	37,872
Due from principals and/or certain entities they own	10,344	6,803
Notes receivable, net	7,081	5,462
Deferred tax assets	4,833	4,794
Other current assets	8,690	9,378

Total current assets	171,667	176,870

Property and equipment, net	15,006	14,074
Deferred tax assets	21,633	21,802
Intangibles, net	266,761	232,665
Goodwill, net	253,929	218,002
Notes receivable, net	6,330	7,723
Other non-current assets	429	419

Total assets	$735,755	$671,555

LIABILITIES
Current liabilities:
Premiums payable to insurance carriers	$52,746	$39,597
Income taxes payable	6,995	6,020
Deferred tax liabilities	5,043	5,019
Due to principals and/or certain entities they own	20,257	25,388
Accounts payable	5,520	9,032
Dividends payable	3,366	3,135
Accrued liabilities	32,236	27,849

Total current liabilities	126,163	116,040
Deferred tax liabilities	90,178	81,278
Other non-current liabilities	8,084	8,965

Total liabilities	224,425	206,283

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value: Authorized 200,000 shares; none issued	—	—
Common stock, $0.10 par value: Authorized 60,000 shares; 34,740 and 33,384 issued and 33,590 and 32,122 outstanding, respectively	3,468	3,313
Additional paid-in capital	514,343	476,633
Common stock subscribed	664	2,020
Stock subscription receivable	(664)	(2,020)
Retained earnings	14,372	4,159
Treasury stock, 1,084 and 1,023 shares, respectively, at cost	(20,853)	(18,833)

Total stockholders’ equity	511,330	465,272

Total liabilities and stockholders’ equity	$735,755	$671,555

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited - in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
Commissions and fees	$156,341	$119,273	$291,566	$216,265

Cost of services:
Commissions and fees	47,176	31,845	88,225	60,491
Operating expenses	43,407	35,780	87,605	71,245
Management fees	30,910	24,909	54,143	38,987

Total cost of services	121,493	92,534	229,973	170,723

Gross margin	34,848	26,739	61,593	45,542

Corporate and other expenses:
General and administrative (excludes option compensation)	8,227	6,630	15,617	12,269
Option compensation	393	(1,064)	583	(132)
Amortization and depreciation	6,127	5,156	12,733	9,969
Impairment of goodwill and intangible assets	1,709	9,932	1,709	9,932
(Gain) on sale of subsidiaries	(145)	—	(145)	—

Total corporate and other expenses	16,311	20,654	30,497	32,038

Income from operations	18,537	6,085	31,096	13,504

Interest and other income	695	375	1,206	831

Interest and other expense	(410)	(1,123)	(1,006)	(2,025)

Net interest and other	285	(748)	200	(1,194)

Income before income taxes	18,822	5,337	31,296	12,310
Income tax expense	8,664	2,562	14,277	5,909

Net income	$10,158	$2,775	$17,019	$6,401

Earnings per share:

Basic	$0.30	$0.10	$0.51	$0.23

Diluted	$0.28	$0.09	$0.47	$0.21

Weighted average shares outstanding:
Basic	33,546	27,770	33,309	27,656

Diluted	36,554	30,306	36,358	30,089

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - in thousands)

	Six Months Ended June 30,
	2004	2003
Cash flow from operating activities:

Net income	$17,019	$6,401
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred taxes	(3,066)	(1,227)
Option compensation	583	(132)
Amortization of intangibles	9,411	7,994
Impairment of goodwill and intangible assets	1,709	9,932
Depreciation	3,322	1,975
Other, net	(145)	539
(Increase) decrease in operating assets:
Cash, cash equivalents and securities purchased under resale agreements in premium trust accounts	(14,241)	(7,327)
Commissions, fees and premiums receivable, net	7,771	8,230
Due from principals and/or certain entities they own	(3,758)	(3,928)
Income taxes receivable	—	(2,100)
Notes receivable, net – current	(1,619)	(1,556)
Other current assets	688	(2,429)
Notes receivable, net – non current	884	280
Other non-current assets	(62)	(719)
Increase (decrease) in operating liabilities:
Premiums payable to insurance carriers	13,149	6,089
Income tax payable	3,579	(136)
Due to principals and/or certain entities they own	(5,131)	(6,459)
Accounts payable	(3,664)	(9,616)
Accrued liabilities	(3,676)	3,613
Other non-current liabilities	1,269	(471)

Total adjustments	7,003	2,552

Net cash provided by operating activities	24,022	8,953

Cash flow from investing activities:
Purchases of property and equipment, net	(4,254)	(3,115)
Payments for acquired firms, net of cash	(34,841)	(44,348)

Net cash used in investing activities	(39,095)	(47,463)

Cash flow from financing activities:
Repayment of bank loan	(33,000)	(73,770)
Proceeds from bank loan	33,000	118,090
Capital contributions	—	361
Proceeds from exercise of stock options	4,205	16
Proceeds from issuance of common stock	1,356	21
Dividends paid	(6,672)	—

Net cash (used in) provided by financing activities	(1,111)	44,718

Net (decrease) increase in cash and cash equivalents	(16,184)	6,208

Cash and cash equivalents, beginning of the period	71,244	31,814

Cash and cash equivalents, end of the period	$55,060	$38,022

Supplemental disclosures of cash flow information:

Cash paid for income taxes	$15,581	$5,500

Cash paid for interest	$145	$1,329

Non-cash transactions: See Note 8

See accompanying notes to consolidated financial statements.

National Financial Partners Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2004 and December 31, 2003

Note 1 - Nature of Operations

National Financial Partners Corp. (“NFP”), a Delaware corporation, was formed on August 27, 1998, and commenced operations on January 1, 1999. The principal business of NFP and its Subsidiaries (the “Company”) is the acquisition and management of operating companies which form a national distribution network that offers financial services including life insurance and wealth transfer, corporate and executive benefits and financial planning and investment advisory services to the high net worth and entrepreneurial corporate markets. As of June 30, 2004, the Company owned 138 firms located in 40 states and Puerto Rico.

In December 2002, NFP’s Board of Directors authorized a one-for-ten reverse stock split for its shares of common stock. On May 19, 2003, the Company’s stockholders approved the reverse stock split, which took effect on September 12, 2003. On September 23, 2003, the Company completed an initial public offering of 10,427,025 shares of common stock, including 4,279,146 primary shares, for which it received proceeds, after fees and expenses, of approximately $86.4 million. All references to shares of common stock, options and per share amounts in the accompanying consolidated financial statements for periods prior to the initial public offering have been restated to reflect the reverse stock split on a retroactive basis, exclusive of fractional shares.

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

All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2003.

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

Stock-Based Compensation

The Company currently sponsors five stock-based incentive compensation plans. Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” in accordance with the transition and disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” and adopted the prospective method for transition.

Prior to January 1, 2003, the Company elected to use the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.

Accordingly, no compensation expense was recorded where the exercise price equaled or exceeded the market price of the underlying stock on the date of grant. Awards granted under the Company’s plans vest over periods of up to five years. Therefore, the cost related to stock-based employee compensation included in the determination of net income as of June 30, 2004 and 2003 was less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2004	2003	2004	2003

Net income, as reported	$10,158	$2,775	$17,019	$6,401
Add stock-based employee compensation expense included in reported net income, net of tax	17	89	34	109
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(236)	(513)	(481)	(1,026)

Pro forma net income	$9,939	$2,351	$16,572	$5,484

Earnings per share:

Basic – as reported	$0.30	$0.10	$0.51	$0.23

Basic – pro forma	$0.30	$0.08	$0.50	$0.20

Diluted – as reported	$0.28	$0.09	$0.47	$0.21

Diluted – pro forma	$0.27	$0.08	$0.46	$0.18

Reclassification

Certain reclassifications have been made to the consolidated financial statements for the periods ended June 30, 2003 to conform to the current year presentation.

Note 3 - Earnings Per Share

The computations of basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2004	2003	2004	2003

Basic:
Net income	$10,158	$2,775	$17,019	$6,401

Average shares outstanding	33,544	27,770	33,308	27,656
Contingent consideration	2	—	1	—

Total	33,546	27,770	33,309	27,656

Basic earnings per share	$0.30	$0.10	$0.51	$0.23

Diluted:
Net income	$10,158	$2,775	$17,019	$6,401

Average shares outstanding	33,544	27,770	33,308	27,656

Stock held in escrow and stock subscriptions	66	322	66	322
Contingent consideration	186	41	187	41
Stock options	2,758	2,173	2,797	2,070

Total	36,554	30,306	36,358	30,089

Diluted earnings per share	$0.28	$0.09	$0.47	$0.21

Note 4 - Acquisitions

During the six months ended June 30, 2004, the Company acquired the net assets of twelve firms which offer one or more of the following services: life insurance and wealth transfer, corporate and executive benefits and financial planning and investment advisory services to the high net worth and entrepreneurial corporate markets. These acquisitions allow the Company to expand into desirable geographic locations, further extend its presence in the insurance and financial services industry and increase the volume of services currently provided. The Company acquired all of the net assets of these firms in exchange for its common stock and/or cash using the purchase accounting method for recording business combinations. The following table details the amount of consideration paid and the allocation of purchase price, in aggregate (in thousands):

Consideration:
Cash	$41,994
Common stock	27,928
Other(a)	189

Total	$70,111

Allocation of purchase price:
Net tangible assets	$8,503
Cost assigned to intangibles:
Book of business	12,262
Management contract	31,573
Trade name	490
Goodwill	17,283

Total	$70,111

(a)	Represents capitalized costs of the acquisitions.

In connection with these acquisitions, the Company has contingent obligations based upon the future earnings growth of the acquired entities. Future payments made under these arrangements will be recorded as upward adjustments to goodwill when the contingencies are settled. As of June 30, 2004, the maximum amount of contingent obligations for the twelve acquired firms was $68.3 million. The maximum amount of contingent obligations for all firms was $312.0 million.

The following table summarizes the required disclosures of the pro forma combined entity, as if these acquisitions occurred at January 1, 2004 and 2003, respectively (in thousands, except per share amounts):

	Six Months Ended June 30,
	2004	2003
Revenue	$297,759	$245,527
Income before taxes	$33,174	$23,848
Net income	$18,108	$13,093
Earnings per share – basic	$0.54	$0.46
Earnings per share – diluted	$0.50	$0.42

The pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred at January 1, 2004 and 2003, respectively, nor is it necessarily indicative of future operating results.

Note 5 - Goodwill and Other Intangible Assets

Goodwill:

The changes in the carrying amount of goodwill for the six months ended June 30, 2004 are as follows (in thousands):

Balance as of December 31, 2003	$218,002
Goodwill acquired during 2004, including goodwill acquired related to the deferred tax liability of $11,714	28,997
Contingent payments, restructurings, dispositions and other	8,456
Impairment of goodwill	(1,526)

Balance as of June 30, 2004	$253,929

Acquired intangible assets:

The gross carrying amount and accumulated amortization for each of the Company’s acquired intangible assets are as follows (in thousands):

	June 30, 2004		December 31, 2003
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortizing identified intangible assets:
Book of business	$108,936	$(32,492)	$96,811	$(27,258)
Management contract	218,541	(31,676)	187,612	(27,499)

Total	$327,477	$(64,168)	$284,423	$(54,757)

Non-amortizing intangible assets:
Goodwill	$269,134	$(15,205)	$233,207	$(15,205)
Trade name	3,648	(196)	3,195	(196)

Total	$272,782	$(15,401)	$236,402	$(15,401)

Aggregate amortization expense for intangible assets subject to amortization for the six months ended June 30, 2004 was $9.4 million. Intangibles related to book of business and management contract are being amortized over a 10-year period and a 25-year period, respectively. Estimated amortization expense for each of the next five years is $18.8 million per year, based on the Company’s acquisitions as of June 30, 2004. Estimated amortization expense for each of the next five years will change primarily as the Company continues to acquire firms. The accumulated amortization of non-amortizing intangible assets represents amortization recorded prior to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”.

Impairment of goodwill and intangible assets:

During each of the six months ended June 30, 2004 and 2003, the Company evaluated its amortizing (long-lived assets) and non-amortizing intangible assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS No. 142, respectively.

Management proactively seeks to identify indicators of impairment. Indicators of impairment include, but are not limited to, sustained operating losses, a trend of poor operating performance and significant customer or revenue loss. If one or more indicators of impairment exist among any of the Company’s firms, the Company performs an evaluation to identify potential impairments. If an impairment is identified, the Company measures and records the amount of impairment loss.

Impairments were identified among four and five firms in the three months ended June 30, 2004 and 2003, respectively. The Company compared the carrying value of each firm’s long-lived assets (book of business and management contract) to an estimate of their respective fair value. The fair value is based upon the amount at which the long-lived assets could be bought or sold in a current transaction between the Company and its principals, and or the present value of the assets’ future cash flow. Based upon this analysis, the following impairments of amortizing intangible assets were recorded (in thousands):

	Impairment loss as of
	June 30, 2004	June 30, 2003
Amortizing identified intangible assets:
Book of business	$1	$—
Management contract	144	4,158

Total	$145	$4,158

For each firm’s non-amortizing intangible assets, the Company compared the carrying value of each firm to an estimate of its fair value. The fair value is based upon the amount at which the firm could be bought or sold in a current transaction between the Company and its principals, and or the present value of the assets future cash flow. Based upon this analysis, the following impairments of non-amortizing intangible assets were recorded (in thousands):

	Impairment loss as of
	June 30, 2004	June 30, 2003
Non-amortizing intangible assets:
Trade name	$38	$107
Goodwill	1,526	5,667

Total	$1,564	$5,774

The total impairment loss recognized in the consolidated statements of income for the period ended June 30, 2004 and 2003 was $1.7 million and $9.9 million, respectively.

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

Note 6 – Borrowings

The Company has a $90 million credit facility with a group of banks. Borrowings under the credit facility bear interest, at management’s discretion, at (1) the greatest of (a) the prime rate, (b) the three-month certificate of deposit rate plus 1% or (c) the federal funds effective rate plus ½ of 1%; or (2) the Eurodollar rate for one, two, three or six-month periods plus 2%. The rates under (1) above float with changes in the indicated rates and under (2) are fixed for the indicated Eurodollar rate period. Interest is computed on the daily outstanding balance. The weighted average interest rate under the credit facility at June 30, 2004 was 5.0%. The credit facility is structured as a revolving credit facility and is due on September 14, 2005, unless the Company elects to convert the credit facility to a term loan, in which case it will amortize over one year, with a principal payment due on March 14, 2006 and a final maturity on September 14, 2006. As of June 30, 2004, the Company did not have any balance outstanding under the credit facility. The Company’s obligations under its credit facility are collateralized by all of its assets. The credit facility contains various customary restrictive covenants. As of June 30, 2004, management believes the Company was in compliance with all covenants under the facility.

Note 7 – Stockholders’ Equity

The changes in stockholders’ equity during the six months ended June 30, 2004 is summarized as follows (in thousands):

	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2003	$3,313	$476,633	$4,159	$(18,833)	$465,272
Common stock issued:
Acquisitions	96	27,832	—	—	27,928
Contingent consideration	12	2,819	—	—	2,831
Other	16	1,660	—	—	1,676
Common stock repurchased	—	—	—	(2,020)	(2,020)
Stock options exercised, including tax benefit	31	4,748	—	—	4,779
Cash dividends declared	—	—	(6,806)	—	(6,806)
Other	—	651	—	—	651
Net income	—	—	17,019	—	17,019

Balance at June 30, 2004	$3,468	$514,343	$14,372	$(20,853)	$511,330

Stock incentive plans

During the period, the Board of Directors approved stock option awards totaling 96,000 shares under the plan. In accordance with SFAS No. 123, the Company recorded compensation expense equal to the fair value of the options on the date of grant based on the Black-Scholes option pricing model. This model utilizes a number of assumptions in arriving at its results including an estimate of the life of the option, the risk-free interest rate at the date of grant, and the volatility of the underlying stock. The weighted average fair value of the options granted on the date of grant and the assumptions used were as follows:

Weighted average fair value options granted	$8.27
Assumptions used:
Expected volatility	27%
Risk-free interest rate	3.56%
Expected life	5 years
Dividend yield	1.31%

The total compensation cost for stock option awards granted during 2004, to be recognized over their applicable vesting periods, is $0.8 million, of which $0.2 million was recognized during the six months ended June 30, 2004. Total option compensation expense for the six months ended June 30, 2004 was $0.6 million.

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

Note 8 – Non-Cash Transactions

The following non-cash transactions occurred during the periods indicated (in thousands):

	Six Months Ended June 30,
	2004	2003
Stock issued as consideration for acquisitions	$27,832	$20,617
Stock issued for contingent consideration and other	$3,151	$2,376
Treasury stock, note receivable and satisfaction of an accrued liability in exchange for partial release of an acquired firm	$947	$864
Stock received in exchange for satisfaction of a note receivable and/or due from principal/and or certain entities they own	$1,073	$—
Net tax benefit from stock options exercised	$4,779	$—

Note 9 – Subsequent Events

Effective July 1, 2004, the Company acquired four firms which primarily offer wealth transfer, corporate and executive benefits and financial planning to the high net worth and entrepreneurial corporate markets. The Company acquired all of the net assets of these firms for aggregate consideration of approximately $15.4 million in cash and the issuance of approximately 154,300 shares of common stock.

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

Executive Overview

NFP is a leading independent distributor of financial services products primarily to high net worth individuals and growing entrepreneurial companies. Founded in 1998, and commencing operations on January 1, 1999, NFP has grown internally and through acquisitions and, as of June 30, 2004, operates a national distribution network with over 1,500 producers in 40 states and Puerto Rico operating through 138 owned firms and over 190 affiliated third-party distributors. Net income grew from $6.4 million during the six months ended June 30, 2003 to $17.0 million during the six months ended June 30, 2004. As a result of new acquisitions and the growth of previously acquired firms, revenue grew from $216.3 million during the six months ended June 30, 2003 to $291.6 million during the six months ended June 30, 2004. Firms are considered to be “new acquisitions” during the first twelve months following acquisition by NFP.

NFP’s firms earn revenue that consists primarily of commissions and fees earned from the sale of financial products and services to their clients and incur commission and fee expense and operating expense in the course of earning this revenue. NFP pays management fees to non-employee principals of its firms based on the financial performance of each respective firm. Management refers to revenue earned by NFP’s firms minus the expenses of its firms, including management fees, as gross margin. Management uses gross margin as a measure of the performance of the acquired firms. Through acquisitions and internal growth, gross margin grew from $45.5 million, or 21.1% of revenue, during the six months ended June 30, 2003 to $61.6 million, or 21.1% of revenue, during the six months ended June 30, 2004.

Gross margin is offset by expenses that NFP incurs at the corporate level, including corporate and other expenses. Corporate and other expenses decreased from $32.0 million during the six months ended June 30, 2003 to $30.5 million during the six months ended June 30, 2004, primarily due to a decrease in impairment of goodwill and net intangible assets, partially offset by an increase in corporate general and administrative expenses. General and administrative expenses grew from $12.2 million during the six months ended June 30, 2003 to $15.6 million during the six months ended June 30, 2004 primarily due to certain costs related to operating as a public company. General and administrative expenses as a percent of revenue declined from 5.6% during the six months ended June 30, 2003 to 5.2% during the six months ended June 30, 2004.

Acquisitions

Under its acquisition structure, NFP acquires 100% of the equity of independent financial services products distribution businesses on terms that are relatively standard across all its acquisitions. To determine the acquisition price, NFP’s management first estimates the annual operating cash flow of the business to be acquired based on current levels of revenue and expense. For this purpose, management defines operating cash flow as cash revenue of the business less cash and non-cash expenses, other than amortization, depreciation and compensation to the business’s owners or individuals who subsequently become principals. Management refers to this estimated annual operating cash flow as “target earnings.” The acquisition price is a multiple (approximately five times) of a portion of the target earnings, which management refers to as “base earnings.” Base earnings averaged 47% of target earnings for all firms owned as of June 30, 2004. In determining base earnings, management’s general rule is not to exceed an amount equal to the recurring revenue of the business. By recurring revenue, management means revenue from sales previously made (such as renewal commissions on insurance products, commissions and administrative fees for ongoing benefit plans and mutual fund trail commissions) and fees for assets under management.

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

Substantially all of NFP’s acquisitions have been paid for with a combination of cash and its common stock, valued at its then fair market value. At this time, NFP typically requires its principals to take at least 30% of the total acquisition price in its common stock; however, through June 30, 2004, principals have taken on average approximately 46% of the total acquisition price in NFP’s common stock. The following table shows acquisition activity in the following period (in thousands, except number of acquisitions closed):

Six Months Ended June 30, 2004
Number of acquisitions closed	12
Consideration:
Cash	$41,994
Common stock	27,928
Other(a)	189

Total	$70,111

(a)	Represents capitalized costs of the acquisitions.

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

NFP’s firms also earn additional compensation in the form of incentive revenue, including override payments, from manufacturers of financial services products, based on the volume, persistency and profitability of business generated by the firms from these three sources. These forms of payments are earned both with respect to sales by its owned firms and sales by its network of over 190 affiliated third-party distributors.

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

Expenses

The following table sets forth certain expenses as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of services:
Commissions and fees	30.2	26.7	30.3	28.0
Operating expenses	27.7	30.0	30.0	32.9
Management fees	19.8	20.9	18.6	18.0

Total cost of services	77.7	77.6	78.9	78.9

Gross margin	22.3	22.4	21.1	21.1

Corporate and other expenses:
General and administrative (excludes option compensation)	5.2	5.6	5.4	5.7
Option compensation	0.3	(0.9)	0.2	(0.1)
Amortization	3.1	3.4	3.2	3.7
Depreciation	0.8	0.9	1.1	0.9
Impairment of goodwill and intangible assets	1.1	8.3	0.6	4.6
(Gain) on sale of subsidiary	(0.1)	0.0	0.0	0.0

Total corporate and other expenses	10.4%	17.3%	10.5%	14.8%

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

The following table summarizes the results of operations of NFP’s firms for the periods presented and shows management fees as a percentage of gross margin before management fees (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
Commissions and fees	$156,341	$119,273	$291,566	$216,265

Cost of services:
Commissions and fees	47,176	31,845	88,225	60,491
Operating expenses	43,407	35,780	87,605	71,245

Gross margin before management fees	65,758	51,648	115,736	84,529
Management fees	30,910	24,909	54,143	38,987

Gross margin	$34,848	$26,739	$61,593	$45,542
Management fees, as a percentage of gross margin before management fees	47.0%	48.2%	46.8%	46.1%

Corporate and other expenses

General and administrative. At the corporate level, NFP incurs general and administrative expense related to the acquisition and management of its firms. General and administrative expense includes compensation, occupancy, professional fees, travel and entertainment, technology, telecommunication, advertising and marketing costs. Option compensation expense is disclosed separately.

Option compensation. Option compensation expense consists of expenses related to stock option grants under an incentive program offered to the principals and certain employees of NFP’s earlier acquisitions. This program, offered to the sellers of 40 acquired firms, allowed principals and certain employees to earn options with a strike price equal to the price of NFP’s common stock at the time the options were earned. This incentive program expired at the end of 2003.

In addition to the option incentive program, NFP has incurred option compensation expense for stock options granted to employees and directors. Stock options granted to employees through December 31, 2002 were accounted for under the intrinsic-value-based method of accounting in accordance with APB Opinion No. 25. On January 1, 2003, NFP adopted the fair value recognition provisions of SFAS No. 123 in accordance with SFAS No. 148 and adopted the “prospective” method of transition. Under this method, the cost of stock options granted to employees after January 1, 2003 are included in the determination of net income.

Amortization. NFP incurs amortization expense related to the amortization of intangible assets. Prior to January 1, 2002, NFP also incurred costs for amortization of goodwill.

Impairment of goodwill and intangible assets. The firms acquired by NFP may not continue to positively perform after the acquisition for various reasons, including legislative or regulatory changes that affect the products in which a firm specializes, the loss of key clients after the acquisition closed, general economic factors that impact a firm in a direct way and the cultural incompatibility of an acquired firm’s management team with NFP. In such situations, NFP may take impairment charges in accordance with SFAS No. 142 and SFAS No. 144 and reduce the carrying cost of acquired identifiable intangible assets (including book of business, management contract and trade name) and goodwill to their respective fair values. Management reviews and evaluates the financial and operating results of acquired firms on a firm-by-firm basis throughout the year to assess the recoverability of goodwill and other intangible assets associated with these firms. The fair value is based upon the amount at which the acquired firm could be bought or sold in a current transaction between NFP and the principals. The intangible assets associated with a particular firm may be impaired when the firm has experienced a significant deterioration in its business indicated by an inability to produce at the level of base earnings for a period of four consecutive quarters and when the firm does not appear likely to improve its operating results or cash flows in the foreseeable future. Management believes that this is an appropriate time period to evaluate firm performance given the seasonal nature of many firms’ activities. In assessing the recoverability of goodwill and other intangible assets, historical trends are used and projections regarding the estimated future cash flows and other factors are made to determine the fair value of the respective assets.

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

Three months ended June 30, 2004 compared with the three months ended June 30, 2003

The following table provides a comparison of NFP’s revenue and expenses for the periods presented:

	Three Months Ended June 30,
	2004	2003	$ Change	%Change
	(in millions)
Statement of Operations Data:
Revenue:
Commissions and fees	$156.3	$119.3	$37.0	31.0%

Cost of services:
Commissions and fees	47.2	31.9	15.3	48.0
Operating expenses	43.4	35.8	7.6	21.2
Management fees	30.9	24.9	6.0	24.1

Total cost of services	121.5	92.6	28.9	31.2

Gross margin	34.8	26.7	8.1	30.3

Corporate and other expenses:
General and administrative (excludes option compensation)	8.2	6.6	1.6	24.2
Option compensation	0.4	(1.1)	1.5	NM
Amortization	4.8	4.1	0.7	17.1
Depreciation	1.3	1.1	0.2	18.2
Impairment of goodwill and intangible assets	1.7	9.9	(8.2)	(82.8)
(Gain) on sale of subsidiary	(0.1)	—	(0.1)	NM

Total corporate and other expenses	16.3	20.6	(4.3)	(20.9)

Income from operations	18.5	6.1	12.4	203.3

Interest and other income	0.7	0.4	0.3	75.0
Interest and other expense	(0.4)	(1.1)	0.7	(63.6)

Net interest and other	0.3	(0.7)	1.0	NM

Income before income taxes	18.8	5.4	13.4	248.1
Income tax expense	8.6	2.6	6.0	230.8

Net income	$10.2	$2.8	$7.4	264.3%

NM indicates amount is not meaningful.

Summary

Net income. Net income increased $7.4 million, or 264.3%, to $10.2 million in the three months ended June 30, 2004 compared with $2.8 million in the same period last year. The increase was largely due to an increase in gross margin as a result of acquisitions and the internal growth of NFP’s firms, a decrease in impairment of goodwill and intangible assets and a lower overall tax rate. This was partially offset by an increase in general and administrative expenses, option compensation expense, amortization and depreciation. Net income in the June 2003 quarter reflected a $9.9 million impairment loss and a $1.8 million acquisition-related production bonus, partially offset by a $1.2 million reversal of previously accrued option compensation expense.

Revenue

Commissions and fees. Commissions and fees increased $37.0 million, or 31.0%, to $156.3 million in the three months ended June 30, 2004 compared with $119.3 million in the same period last year. The increase was due to an increased volume of business from NFP’s existing firms as well as business generated by new acquisitions. Approximately $19.9 million of the increase was due to business generated by new acquisitions, and approximately $17.1 million was a direct result of increased volume of business from NFP’s existing firms, including NFPSI and NFPISI.

Cost of services

Commissions and fees. Commissions and fees expense increased $15.3 million, or 48.0%, to $47.2 million in the three months ended June 30, 2004 compared with $31.9 million in the same period last year. The increase was principally due to an increased volume of business from NFP’s existing firms and business generated by new acquisitions. Approximately $8.2 million of the increase was due to business generated by new acquisitions, and approximately $7.1 million was due to increased volume of business from NFP’s existing firms. As a percentage of revenue, commissions and fees expense increased to 30.2% in the three months ended June 30, 2004 from 26.7% in the same period last year. The increase as a percentage of revenue was primarily attributable to the impact of two acquisitions completed early in 2004, both of which are wholesale operations that pay out a relatively high percentage of revenue in the form of commissions to producers.

Operating expenses. Operating expenses increased $7.6 million, or 21.2%, to $43.4 million in the three months ended June 30, 2004 compared with $35.8 million in the same period last year. The increase was due to the operating expenses from new acquisitions and greater operating expenses at NFP’s existing firms associated with an increase in the volume of business generated. Approximately $2.9 million of the increase was due to operating expenses of new acquisitions, and approximately $4.7 million was a result of increased operating expenses at NFP’s existing firms. As a percentage of revenue, operating expenses declined to 27.7% in the three months ended June 30, 2004 from 30.0% in the same period in 2003. The Company believes that revenue growth and the reduction in firm operating expenses as a percentage of revenue post-acquisition is an indication of the efficiency of the Company’s operating structure.

Management fees. Management fees increased $6.0 million, or 24.1%, to $30.9 million in the three months ended June 30, 2004 compared with $24.9 million in the same period last year. The increase resulted from higher earnings at NFP’s owned firms generated primarily through new acquisitions and internal growth of existing firms. Management fees represented 47.0% of gross margin before management fees in the three months ended June 30, 2004 compared with 48.2% in the same period last year. The level of management fees as a percentage of revenue in the year-ago period reflected the strong performance of firms in the second quarter following a relatively weak first quarter of 2003. Since management fees are accrued based on the year-to-date performance of each firm relative to base and target earnings, an improvement in firm performance particularly early in the year will lead to higher rates of management fees as a percentage of gross margin before management fees. In the second quarter of 2004, management fees as a percentage of revenue reflected the strong overall performance of firms as well as an $0.8 million accrual for anticipated payments related to ongoing incentive programs (there was no such accrual in the second quarter of 2003 since most of the firms, whose principals are eligible to participate in these programs, had not yet achieved earnings at a level to require additional accruals). Management fees as a percentage of revenue decreased to 19.8% in the three months ended June 30, 2004 from 20.9% in the same period last year.

Gross margin. Gross margin increased $8.1 million, or 30.3%, to $34.8 million in the three months ended June 30, 2004 compared with $26.7 million in the same period last year. Gross margin as a percentage of revenue decreased to 22.3% in the three months ended June 30, 2004 from 22.4% in the same period last year as the growth in total cost of services, driven by commission and fee expense, exceeded the growth in revenue.

Corporate and other expenses

General and administrative. General and administrative expenses increased $1.6 million, or 24.2%, to $8.2 million in the three months ended June 30, 2004 compared with $6.6 million in the same period last year. The increase in general and administrative expenses was largely attributable to the additional costs associated with operating as a public company subsequent to NFP’s initial public offering which occurred in September 2003. These costs include additional personnel, increased directors and officers liability insurance premiums, fees for independent members of the board of directors, shareholder services and investor relations. In addition, the Company incurred non-recurring costs associated with corporate governance initiatives, including those implemented to meet the requirements set forth under the Sarbanes-Oxley legislation. The 2003 quarter included a $1.8 million one-time production bonus related to the achievement of specific milestones over a thirty-nine month period by an insurance marketing platform acquired in 2000. There is no further contingent obligation related to the performance of this unit. As a percentage of revenue, general and administrative expense declined to 5.2% in the three months ended June 30, 2004 compared with 5.6% in the same period last year.

Option compensation. Option compensation expense was $0.4 million in the three months ended June 30, 2004 compared with $(1.1) million in the same period last year. In prior years, the Company accrued option compensation expense related to two option incentive programs for principals of some of the Company’s earliest acquisitions, which expired during 2003. The Company reduced accruals for options which were not issued by $2.1 million during the quarter ended June 30, 2003. The reduction of these accruals offset option expense of $0.9 million recorded in connection with the option incentive programs and $0.2 million of option compensation expense for the stock-based employee compensation plans for the quarter ended June 30, 2003.

Amortization. Amortization increased $0.7 million, or 17.1%, to $4.8 million in the three months ended June 30, 2004 compared with $4.1 million in the same period last year. Amortization expense increased primarily as a result of a 13% increase in net intangible assets resulting primarily from new acquisitions. As a percentage of revenue, amortization was 3.1% in the three months ended June 30, 2004 compared with 3.4% in the same period last year.

Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets decreased $8.2 million, or 82.8%, to $1.7 million in the three months ended June 30, 2004 compared with $9.9 million in the same period last year. The impairment in the 2003 period was related to five of the Company’s firms. The impairment in the current period related to four firms. In connection with these charges, the Company reduced the carrying value of the identifiable intangible assets and goodwill associated with these firms to their fair value. As a percentage of revenue, impairment of goodwill and intangible assets was 1.1% in the three months ended June 30, 2004 compared with 8.3% in the same period last year.

Depreciation. Depreciation expense increased $0.2 million, or 18.2%, to $1.3 million in the three months ended June 30, 2004 compared with $1.1 million in the same period last year. The increase in depreciation resulted from an increase in the number of owned firms and capital expenditures at the Company’s existing firms. As a percentage of revenue, depreciation expense was 0.8% in the three months ended June 30, 2004 compared with 0.9% in the same period last year.

Interest and other income. Interest and other income increased $0.3 million to $0.7 million in the three months ended June 30, 2004 compared with $0.4 million in the same period last year.

Interest and other expense. Interest and other expense decreased $0.7 million, or 63.6%, to $0.4 million in the three months ended June 30, 2004 compared with $1.1 million in the same period last year. The decrease was due to lower average borrowings under the Company’s bank line of credit. Since the Company’s initial public offering in September 2003, average borrowings under the line of credit have declined substantially. As of June 30, 2004, the Company did not have any borrowings outstanding.

Income tax expense

Income tax expense. Income tax expense increased $6.0 million to $8.6 million in the three months ended June 30, 2004 from $2.6 million in the same period last year. The increase was a direct result of the increase in pretax income for the three months ended June 30, 2004 to $18.8 million compared with $5.4 million in the same period last year, and was partially offset by a decrease in the Company’s estimated annual effective tax rate to 46% in the 2004 quarter, from 48% in the prior year period. The effective tax rate differs from the provision calculated at the federal statutory rate primarily because of certain expenses that are not deductible for tax purposes, as well as the effects of state and local taxes. The estimated effective tax rate is expected to decline from 48% in 2003 to 46% in 2004 as a direct result of the increase in pretax income relative to nondeductible expenses.

Six months ended June 30, 2004 compared with the six months ended June 30, 2003

The following table provides a comparison of NFP’s revenue and expenses for the periods presented:

	Six Months Ended June 30,
	2004	2003	$ Change	% Change
	(in millions)
Statement of Operations Data:
Revenue:
Commissions and fees	$291.6	$216.3	$75.3	34.8%

Cost of services:
Commissions and fees	88.2	60.5	27.7	45.8
Operating expenses	87.6	71.3	16.3	22.9
Management fees	54.2	39.0	15.2	39.0

Total cost of services	230.0	170.8	59.2	34.7

Gross margin	61.6	45.5	16.1	35.4

Corporate and other expenses:
General and administrative (excludes option compensation)	15.6	12.2	3.4	27.9
Option compensation	0.6	(0.1)	0.7	NM
Amortization	9.4	8.0	1.4	17.5
Depreciation	3.3	2.0	1.3	65.0
Impairment of goodwill and intangible assets	1.7	9.9	(8.2)	(82.8)
(Gain) on sale of subsidiary	(0.1)	—	(0.1)	NM

Total corporate and other expenses	30.5	32.0	(1.5)	(4.7)

Income from operations	31.1	13.5	17.6	130.4

Interest and other income	1.2	0.8	0.4	50.0
Interest and other expense	(1.0)	(2.0)	1.0	(50.0)

Net interest and other	0.2	(1.2)	1.4	NM
Income before income taxes	31.3	12.3	19.0	154.5
Income tax expense	14.3	5.9	8.4	142.4

Net income	$17.0	$6.4	$10.6	165.6%

NM indicates amount is not meaningful.

Summary

Net income. Net income increased $10.6 million, or 165.6%, to $17.0 million in the six months ended June 30, 2004 compared with $6.4 million in the same period last year. The increase was largely due to an increase in gross margin as a result of acquisitions, the internal growth of NFP’s firms, a decrease in impairment of goodwill and intangible assets and a lower overall tax rate. This was partially offset by an increase in general and administrative expenses, option compensation expense, amortization and depreciation. Net income in the six months ended June 30, 2003 quarter reflected a $9.9 million impairment loss and a $1.8 million acquisition-related production bonus, partially offset by a $1.2 million reversal of previously accrued option compensation expense.

Revenue

Commissions and fees. Commissions and fees increased $75.3 million, or 34.8%, to $291.6 million in the six months ended June 30, 2004 compared with $216.3 million in the same period last year. The increase was due to an increased volume of business from NFP’s existing firms as well as business generated from new acquisitions. Approximately $37.2 million of the increase was due to business generated by new acquisitions and approximately $38.1 million was a direct result of increased volume of business from NFP’s existing firms, including NFPSI and NFPISI.

Cost of services

Commissions and fees. Commissions and fees expense increased $27.7 million, or 45.8%, to $88.2 million in the six months ended June 30, 2004 compared with $60.5 million in the same period last year. The increase was principally due to increased volume of business from NFP’s existing firms and business generated by new acquisitions. Approximately $13.2 million of the increase was due to business generated by new acquisitions, and approximately $14.5 million was due to increased volume of business from NFP’s existing firms. As a percentage of revenue, commissions and fees expense increased to 30.3% in the six months ended June 30, 2004 from 28.0% in the same period last year. The increase as a percentage of revenue was primarily attributable to the impact of two acquisitions completed early in 2004, both of which are wholesale operations that pay out a relatively high percentage of revenue in the form of commissions to producers.

Operating expenses. Operating expenses increased $16.3 million, or 22.9%, to $87.6 million in the six months ended June 30, 2004 compared with $71.3 million in the same period last year. The increase was due to the operating expenses from new acquisitions and greater operating expenses at NFP’s existing firms associated with an increase in the volume of business generated. Approximately $7.2 million of the increase was due to operating expenses of new acquisitions and approximately $9.1 million was a result of increased operating expenses at NFP’s existing firms. As a percentage of revenue, operating expenses declined to 30.0% in the six months ended June 30, 2004 from 32.9% in the same period in 2003. Operating expenses increased at a slower rate than revenue as firms realized the benefits of economies of scale.

Management fees. Management fees increased $15.2 million, or 39.0%, to $54.2 million in the six months ended June 30, 2004 compared with $39.0 million in the same period last year. The increase principally resulted from higher earnings at NFP’s owned firms generated primarily through new acquisitions and internal growth of existing firms. Management fees represented 46.8% of gross margin before management fees in the six months ended June 30, 2004 compared with 46.1% in the same period last year. In the first six months of 2004, management fees as a percentage of revenue reflected an $1.5 million accrual for anticipated payments related to ongoing incentive programs (there was no such accrual in the second quarter of 2003 since most of the firms, whose principals are eligible to participate in these programs, had not yet achieved earnings at a level to require additional accruals). Management fees as a percentage of revenue increased to 18.6% in the six months ended June 30, 2004 from 18.0% in the same period last year.

Gross margin. Gross margin increased $16.1 million, or 35.4%, to $61.6 million in the six months ended June 30, 2004 compared with $45.5 million in the same period last year. Gross margin as a percentage of revenue was 21.1% in both the six months ended June 30, 2004 and 2003. Increases in commissions and fees and management fees as a percentage of revenue were offset by a reduction in firm operating expenses as a percentage of revenue.

Corporate and other expenses

General and administrative. General and administrative expenses increased $3.4 million, or 27.9%, to $15.6 million in the six months ended June 30, 2004 compared with $12.2 million in the same period last year. This increase was largely the result of certain costs associated with operating as a public company. These costs include additional personnel, increased directors and officers liability insurance premiums, fees for independent members of the board of directors, shareholder services and investor relations. In addition, the Company incurred non-recurring costs associated with corporate governance initiatives, including those implemented to meet the requirements set forth under the Sarbanes-Oxley legislation. Included in the six months ended June 30, 2003 was a $1.8 million production bonus related to the achievement of specific milestones over a thirty-nine month period by an insurance marketing platform acquired in 2000. There is no further contingent obligation related to the performance of this unit. As a percentage of revenue, general and administrative expense declined to 5.4% in the six months ended June 30, 2004 compared with 5.7% in the same period last year.

Option compensation. Option compensation expense was $0.6 million in the six months ended June 30, 2004 compared with $(0.1) million in the same period last year. In prior years, the Company accrued option compensation expense related to two option incentive programs for principals of some of the Company’s earliest acquisitions, which expired during 2003. The Company reduced accruals for options which were not issued by $2.1 million during the six months ended June 30, 2003. The reduction of these accruals offset option expense of $1.8 million recorded in connection with the option incentive programs and $0.2 million of option compensation expense for the stock-based employee compensation plans for the six months ended June 30, 2003.

Amortization. Amortization increased $1.4 million, or 17.5%, to $9.4 million in the six months ended June

30, 2004 compared with $8.0 million in the same period last year. Amortization expense increased primarily as a result of a 13% increase in net intangible assets resulting primarily from new acquisitions. As a percentage of revenue, amortization was 3.2% in the six months ended June 30, 2004 compared with 3.7% in the same period last year.

Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets decreased $8.2 million, or 82.8%, to $1.7 million in the six months ended June 30, 2004 compared with $9.9 million in the same period last year. The impairment in the 2003 period was related to five of the Company’s firms. The impairment in the current period related to four firms. In connection with these charges, the Company reduced the carrying value of the identifiable intangible assets and goodwill associated with these firms to their fair value. As a percentage of revenue, impairment of goodwill and intangible assets was 0.6% in the six months ended June 30, 2004 compared with 4.6% in the same period last year.

Depreciation. Depreciation expense increased $1.3 million, or 65.0%, to $3.3 million in the six months ended June 30, 2004 compared with $2.0 million in the same period last year. The increase in depreciation resulted from an increase in the number of owned firms and a higher level of capital expenditures as some firms moved into newer or larger facilities, purchased office furniture and made investments in new technology. In addition, approximately $0.7 million of the increase resulted from the March 2004 completion of a comprehensive review of depreciable assets held at the Company’s owned firms. As a percentage of revenue, depreciation expense increased to 1.1% in the six months ended June 30, 2004 from 0.9% in the same period last year.

Interest and other income. Interest and other income increased $0.4 million, or 50.0%, to $1.2 million in the three months ended June 30, 2004 compared with $0.8 million in the same period last year.

Interest and other expense. Interest and other expense decreased $1.0 million, or 50.0%, to $1.0 million in the six months ended June 30, 2004 compared with $2.0 million in the same period last year. The change between periods was driven by a reduction in interest expense associated with the significant reduction in average borrowings under the Company’s bank line of credit.

Income tax expense

Income tax expense. Income tax expense increased $8.4 million to $14.3 million in the six months ended June 30, 2004 from $5.9 million in the same period last year. The increase was a direct result of the increase in pretax income for the six months ended June 30, 2004 to $31.3 million compared with $12.3 million for the same period last year, partially offset by a decrease in the Company’s estimated annual effective tax rate to 46% in the six months ended June 30, 2004, from 48% in the prior year period. The effective tax rate differs from the provision calculated at the federal statutory rate primarily because of certain expenses that are not deductible for tax purposes, as well as the effects of state and local taxes. The estimated effective tax rate is expected to decline from 48% in 2003 to 46% in 2004 as a direct result of the proportional increase in pretax income relative to nondeductible expenses.

Liquidity and Capital Resources

The Company generates cash flows through the earnings of its acquired firms including NFPISI and NFPSI. Additional liquidity is available through the Company’s $90 million bank credit facility. At June 30, 2004, the Company had cash and cash equivalents of $55.1 million, a decrease of $16.1 million from the balance as of December 31, 2003 of $71.2 million. The decrease in cash and cash equivalents during the six months ended June 30, 2004 was principally due to net cash paid for acquisitions of $34.8 million partially offset with cash provided by operating activities.

Summary cash flow data is provided as follows (in thousands):

	Six Months Ended June 30,
	2004	2003
Cash flows provided by (used in):

Operating activities	$24,022	$8,953
Investing activities	(39,095)	(47,463)
Financing activities	(1,111)	44,718

(Decrease) increase	(16,184)	6,208
Cash and cash equivalents – beginning of period	71,244	31,814

Cash and cash equivalents – end of period	$55,060	$38,022

During the six months ended June 30, 2004, cash provided by operating activities was $24.0 million, primarily generated from net income plus non-cash charges and a decrease in commissions, fees and premiums receivable, net, which was partially offset by a decrease in due to principals and/or certain entities they own, accounts payable, and accrued liabilities. During the six months ended June 30, 2003, cash provided by operating activities was $9.0 million primarily generated by net income plus non-cash charges, a decrease in commissions, fees and premiums receivable, net and an increase in accrued liabilities, which was partially offset by a decrease in accounts payable and due to principals and/or certain entities they own.

During the six months ended June 30, 2004 and 2003 cash used in investing activities was $39.1 million and $47.5 million, respectively, in both cases for the acquisition of firms and property and equipment. During the six months ended June 30, 2004 and 2003, NFP used $42.0 million and $43.7 million, respectively, for payments of acquired firms, net of cash acquired. In each period, payments for acquired firms represented the largest use of cash in investing activities.

During the six months ended June 30, 2004 cash used in financing activities was $1.1 million which primarily resulted from the payment of $6.7 million for cash dividends offset by cash proceeds of $4.2 million received from the exercise of stock options. During the six months ended June 30, 2004, the Company borrowed and repaid $33 million under its bank line of credit principally resulting from the timing of acquisitions and cash flow from operations. During the six months ended June 30, 2003, cash provided by financing activities was $44.7 million, which was primarily the result of net borrowings under the Company’s credit facility. The Company uses this credit facility primarily to fund acquisitions.

Some of the Company’s firms maintain premium trust accounts which represent payments collected from insureds on behalf of carriers. Funds held in these accounts are invested in cash, cash equivalents and securities purchased under resale agreements (overnight). As of June 30, 2004, NFP had cash, cash equivalents and securities purchased under resale agreements in premium trust accounts of $55.6 million, an increase of $14.3 million from the balance as of December 31, 2003 of $41.3 million. Increases or decreases in these accounts relate to the volume and timing of payments from insureds and the timing of the Company’s remittances to carriers. These increases or decreases are largely offset by changes in the premiums payable to insurance carriers liability account.

Management believes that the Company’s existing cash, cash equivalents, funds generated from its operating activities and funds available under its credit facility will provide sufficient sources of liquidity to satisfy its financial needs for the next twelve months. However, if circumstances change, NFP may need to raise debt or additional capital in the future.

Borrowings

In September 2000, the Company entered into a $40 million credit facility with a group of banks and, in November 2001, the credit facility was increased to $65 million. In April 2003, the credit facility was amended and restated to, among other things, increase it to a $90 million credit facility and to add additional lenders. Borrowings under the credit facility bear interest, at management’s discretion, at (1) the greatest of (a) the prime rate, (b) the three-month certificate of deposit rate plus 1% or (c) the federal funds effective rate plus ½ of 1%; or (2) the Eurodollar rate for one, two, three or six-month periods plus 2%. The rates under (1) above float with changes in the indicated rates and under (2) are fixed for the indicated Eurodollar rate period. Interest is computed on the daily outstanding balance. The weighted average interest rate under the credit facility at June 30, 2004 was 5.0%. The credit facility is structured as a revolving credit facility and is due on September 14, 2005, unless the Company elects to convert the credit facility to a term loan, in which case it will amortize over one year, with a principal payment due on March 14, 2006 and a final maturity on September 14, 2006. As of June 30, 2004, the Company did not have any amounts outstanding under the credit facility. The Company’s obligations under its credit facility are collateralized by all of its assets.

The credit facility contains various customary restrictive covenants prohibiting the Company and its subsidiaries, subject to various exceptions, among other things, from (i) incurring additional indebtedness or guarantees, (ii) creating liens or other encumbrances on its property or granting negative pledges, (iii) entering into a merger or similar transaction, (iv) selling or transferring any of its property except in the ordinary course of business, (v) making dividend and other restricted payments and (vi) making investments. In addition to the foregoing, the credit facility contains financial covenants requiring the Company to maintain a minimum interest coverage ratio and a minimum amount of Adjusted EBITDA (as defined in the credit agreement) and a maximum consolidated leverage ratio. As of June 30, 2004, the Company was in compliance with all covenants under the credit facility.

Contractual Obligations

There have been no material changes outside the ordinary course of the Company’s business to the Company’s total contractual cash obligations which are set forth in the table included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Dividends

The Company paid a quarterly cash dividend of $0.10 per share of its common stock on each of January 7, 2004 and April 7, 2004 to its stockholders as approved by the Company’s board of directors. On May 19, 2004, the Company declared a quarterly cash dividend of $0.10 per share of its common stock, which was paid on July 7, 2004 to stockholders of record on June 16, 2004. This amount was reflected as a dividend payable at June 30, 2004. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of its board of directors and will depend upon many factors, including it financial condition, earnings, legal requirements and other factors as its board of directors deems relevant. Based on the most recent quarterly dividend declared of $0.10 per share of common stock, the total annual cash requirement for dividend payments would be approximately $13.5 million.

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

The Company has a credit facility and cash, cash equivalents and securities purchased under resale agreements in premium trust accounts which are subject to short-term interest rate risk. Based on the weighted average borrowings under its credit facility during the six months ended June 30, 2004 and 2003, a 1% change in short-term interest rates would have affected the Company’s income before income taxes by approximately $0.1 million and $0.7 million, respectively. Based on the weighted average amount of cash, cash equivalents and securities purchased under resale agreements in premium trust accounts during the six months ended June 30, 2004 and 2003, a 1% change in short-term interest rates would have affected the Company’s income before income taxes by approximately $0.5 million and $0.3 million, respectively.

The Company does not enter into derivatives or other similar financial instruments for trading or speculative purposes.

Item 4. Controls and Procedures

As of the end of the period covered by this report, NFP’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the CEO and CFO have concluded that, as of the end of period covered by this report, the Company’s disclosure controls and procedures were effective.

There have been no changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Changes in Securities and Use of Proceeds

(c) Recent Sales of Unregistered Securities

Since January 1, 2004, the Company has issued the following securities:

The Company has issued 959,317 shares of common stock with a value of approximately $27.9 million to principals in connection with the acquisition of firms. The Company has also issued 124,225 shares of common stock with a value of approximately $2.8 million to principals related to the payment of contingent consideration.

All of the transactions described above were transactions that were exempt from registration under the Securities Act by virtue of the exemption provided under Section 4(2) for transactions not involving a public offering. Specifically, each of these transactions involved the offer of the Company’s securities to a limited number of offerees (and, in many of the cases, to a single offeree), all of whom were sophisticated investors (based, in substantially all cases, upon reasonable assurances provided by the investors that they were accredited investors within the meaning of Rule 501 promulgated under the Securities Act) and all of whom acknowledged that they were afforded the opportunity to access such information regarding the business, management and financial affairs of the Company as they required to make an investment decision. In addition, in each case the Company obtained reasonable assurances from the investors that they were acquiring the securities for investment purposes and not with a view to distribution. Further, all statements that were delivered to the investors evidencing their book-ownership of the securities contained legends referencing the fact that the securities had not been registered under the Securities Act and were subject to restrictions on transfer, all of which was expressly acknowledged by the investors. Finally, in each case the offer was not made by means of any form of general solicitation.

(e) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased under the Plans
	(in thousands)
January 1, 2004 – January 31, 2004	—		—	—	—
February 1, 2004 – February 29, 2004	—		—	—	—
March 1, 2004 – March 31, 2004	30,893	(a)	$28.66	—	—
April 1, 2004 – April 31, 2004	—		—	—	—
May 1, 2004 – May 29, 2004	—		—	—	—
June 1, 2004 – June 30, 2004	29,788	(b)	31.79	—	—

Total	60,681		$30.20	—	—

(a)	30,893 shares were reacquired to satisfy outstanding promissory notes and receivables. No gain or loss was recorded on these transactions.
(b)	29,788 shares were reacquired related to the disposition of a firm. A gain of approximately $0.1 million was recorded in the consolidated statement of income.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of National Financial Partners Corp. was held on Wednesday, May 19, 2004. At that meeting, the stockholders voted on the following matters:

(1)	the election of seven directors for a term of one year expiring at the next Annual Meeting of Stockholders;

(2)	the adoption of the Management Incentive Plan; and

(3)	the ratification to appoint PricewaterhouseCoopers LLP as the Company’s independent auditors for he fiscal year ending December 31, 2004

The number of votes cast for, against or withheld, and the number of abstentions with respect to each such matter is set forth below, as are the number of broker non-votes, where applicable.

	For	Against/Withheld	Abstained
(1) Election of Directions:

Nominee
Jessica M. Bibliowicz	28,436,359	474,873	—
Stephanie W. Abramson	28,635,130	276,102	—
Arthur S. Ainsberg	28,901,954	9,278	—
Marc E. Becker	28,200,420	710,812	—
Matthew Goldstein	28,693,285	217,947	—
Shari Loessberg	28,693,085	218,147	—
Marc J. Rowan	28,329,759	581,473	—

(2) Approval of the Management Incentive Plan	25,118,649	1,672,842	89,048

(3) Ratification of Auditors	28,871,817	32,815	6,600

Items 6. Exhibits and Reports on Form 8-K

(a) Exhibits

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

The Company furnished or filed the following reports on Form 8-K during the three months ended June 30, 2004:

•	The Company furnished a report on Form 8-K on May 4, 2004, announcing the issuance of its earnings release for the second quarter and six months ended June 30, 2004 and its Quarterly Financial Supplement for the period ended June 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Financial Partners Corp.

Signature	Title	Date
/s/ JESSICA M. BIBLIOWICZ Jessica M. Bibliowicz	Chairman, President, Chief Executive Officer and Director	August 12, 2004

/s/ MARK C. BIDERMAN Mark C. Biderman	Executive Vice President and Chief Financial Officer	August 12, 2004