Form 10-Q
period 2004-09-30
NATIONAL FINANCIAL PARTNERS CORP
filed 2004-11-12
CIK 1183186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

The number of outstanding shares of the registrant’s Common Stock, $0.10 par value, as of October 31, 2004 was 34,106,906.

National Financial Partners Corp. and Subsidiaries

Form 10-Q

Forward-Looking Statements

National Financial Partners Corp. and its subsidiaries and their representatives may from time to time make verbal or written statements, including certain statements in this quarterly report, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may include discussions concerning revenue, expenses, earnings, cash flow, dividends, capital structure, credit facilities, market and industry conditions, premium and commission rates, interest rates, contingencies, the direction or outcome of regulatory investigations, income taxes and NFP’s operations. In some cases, you can identify forward-looking statements by the words “may,” “will,” “should,” “anticipate,” “expect,” “intend,” “plan,” “believe,” “estimate,” “predict,” “project,” “target,” “continue,” “potential” and similar expressions of a future or forward-looking nature.

Forward-looking statements are based on beliefs and assumptions made by management using currently available information, such as market and industry materials, experts’ reports and opinions, and trends. These statements are only predictions and are not guarantees of future performance. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by a forward-looking statement. These factors include, without limitation:

•	NFP’s success in acquiring high quality independent financial services distribution firms;

•	competition in the business of providing financial services to the high net worth and entrepreneurial corporate markets;

•	NFP’s ability, through its operating structure, to respond quickly to operational or financial situations and to grow its business;

•	NFP’s ability to effectively manage its business through the principals of its firms;

•	the impact of legislation or regulations in jurisdictions in which NFP’s subsidiaries operate, including the possible adoption of comprehensive and exclusive federal regulation over all interstate insurers;

•	changes in tax laws, including the elimination or modification of the federal estate tax and any change in the tax treatment of life insurance products;

•	changes in premiums and commission rates;

•	adverse results or other consequences from litigation, arbitration or regulatory investigations, including those related to compensation agreements with insurance companies;

•	changes in interest rates or general economic conditions;

•	the occurrence of adverse economic conditions or an adverse regulatory climate in New York, Florida or California;

•	the loss of services of key members of senior management;

•	the availability or adequacy of errors and omissions insurance; and

•	NFP’s ability to facilitate smooth succession planning at its firms.

Additional factors are set forth in NFP’s filings with the Securities and Exchange Commission, including its registration statement on Form S-1.

Forward-looking statements speak only as of the date on which they are made. NFP expressly disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Part I – Financial Information

Item 1. Financial Statements (Unaudited)

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share data)

	(Unaudited) September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$63,553	$71,244
Cash, cash equivalents and securities purchased under resale agreements in premium trust accounts	54,412	41,317
Commissions, fees, and premiums receivable, net	25,702	37,872
Due from principals and/or certain entities they own	13,192	6,803
Notes receivable, net	7,051	5,462
Deferred tax assets	4,332	4,794
Other current assets	8,059	9,378

Total current assets	176,301	176,870

Property and equipment, net	16,418	14,074
Deferred tax assets	22,021	21,802
Intangibles, net	274,206	232,665
Goodwill, net	262,650	218,002
Notes receivable, net	5,627	7,723
Other non-current assets	461	419

Total assets	$757,684	$671,555

LIABILITIES
Current liabilities:
Premiums payable to insurance carriers	$52,434	$39,597
Income taxes payable	4,463	6,020
Deferred tax liabilities	6,067	5,019
Due to principals and/or certain entities they own	26,734	25,388
Accounts payable	6,190	9,032
Dividends payable	3,392	3,135
Accrued liabilities	31,073	27,849

Total current liabilities	130,353	116,040

Deferred tax liabilities	87,421	81,278
Other non-current liabilities	8,502	8,965

Total liabilities	226,276	206,283

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value: Authorized 200,000 shares; none issued	—	—
Common stock, $0.10 par value: Authorized 60,000 shares; 35,100 and 33,384 issued and 34,010 and 32,122 outstanding, respectively	3,510	3,313
Additional paid-in capital	526,632	476,633
Common stock subscribed	68	2,020
Stock subscription receivable	(68)	(2,020)
Retained earnings	22,119	4,159
Treasury stock, 1,084 and 1,023 shares, respectively, at cost	(20,853)	(18,833)

Total stockholders’ equity	531,408	465,272

Total liabilities and stockholders’ equity	$757,684	$671,555

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited - in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003 (Restated)	2004	2003 (Restated)
Revenue:
Commissions and fees	$153,304	$116,349	$435,923	$324,428

Cost of services:
Commissions and fees	39,780	27,833	119,058	80,138
Operating expenses	46,847	36,863	134,452	108,108
Management fees	32,263	22,940	86,406	61,927

Total cost of services	118,890	87,636	339,916	250,173

Gross margin	34,414	28,713	96,007	74,255

Corporate and other expenses:
General and administrative (excludes option compensation)	7,864	6,107	23,481	18,376
Option compensation	203	177	786	45
Amortization and depreciation	6,450	5,292	19,183	15,261
Impairment of goodwill and intangible assets	1,461	—	3,170	9,932
Loss (gain) on sale of subsidiaries	—	1,038	(145)	1,038

Total corporate and other expenses	15,978	12,614	46,475	44,652

Income from operations	18,436	16,099	49,532	29,603

Interest and other income	429	346	1,635	1,177
Interest and other expense	(630)	(998)	(1636)	(3,023)

Net interest and other	(201)	(652)	(1)	(1,846)

Income before income taxes	18,235	15,447	49,531	27,757
Income tax expense	7,096	8,078	21,373	13,987

Net income	$11,139	$7,369	$28,158	$13,770

Earnings per share:
Basic	$0.33	$0.26	$0.84	$0.49

Diluted	$0.30	$0.24	$0.78	$0.45

Weighted average shares outstanding:
Basic	33,909	28,571	33,509	27,937

Diluted	36,668	31,004	36,271	30,556

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - in thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flow from operating activities:
Net income	$28,158	$13,770

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred taxes	(4,720)	(1,964)
Option compensation	786	45
Amortization of intangibles	14,478	12,201
Impairment of goodwill and intangible assets	3,170	9,932
Depreciation	4,705	3,060
(Gain) loss on disposal of subsidiary	(145)	1,038
Other, net	—	539
(Increase) decrease in operating assets:
Cash, cash equivalents and securities purchased under resale agreements in premium trust accounts	(13,095)	(12,695)
Commissions, fees and premiums receivable, net	12,170	3,381
Due from principals and/or certain entities they own	(6,606)	(8,097)
Notes receivable, net – current	(1,589)	(2,471)
Other current assets	1,319	(5,077)
Notes receivable, net – non current	1,587	1,836
Other non-current assets	(94)	31
Increase (decrease) in operating liabilities:
Premiums payable to insurance carriers	12,837	11,428
Income tax payable	1,012	2,702
Due to principals and/or certain entities they own	1,346	(234)
Accounts payable	(2,994)	(5,745)
Accrued liabilities	1,369	4,633
Other non-current liabilities	2,173	2,619

Total adjustments	27,709	17,162

Net cash provided by operating activities	55,867	30,932

Cash flow from investing activities:
Purchases of property and equipment, net	(7,049)	(4,353)
Payments for acquired firms, net of cash	(54,446)	(51,981)

Net cash used in investing activities	(61,495)	(56,334)

Cash flow from financing activities:
Repayment of bank loan	(63,000)	(159,540)
Proceeds from bank loan	63,000	120,090
Proceeds from initial public offering, net of offering cost	—	89,629
Proceeds from issuance of common stock	1,953	188
Capital contributions	—	361
Proceeds from exercise of stock options, including tax benefit	5,925	494
Purchase of treasury stock	—	(3)
Dividends paid	(9,941)	—

Net cash (used in) provided by financing activities	(2,063)	51,219

Net (decrease) increase in cash and cash equivalents	(7,691)	25,817

Cash and cash equivalents, beginning of the period	71,244	31,814

Cash and cash equivalents, end of the period	$63,553	$57,631

Supplemental disclosures of cash flow information:

Cash paid for income taxes	$26,670	$8,182

Cash paid for interest	$264	$2,182

Non-cash transactions: See Note 8

See accompanying notes to consolidated financial statements.

National Financial Partners Corp. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2004 and December 31, 2003

Note 1 - Nature of Operations

National Financial Partners Corp. (“NFP”), a Delaware corporation, was formed on August 27, 1998, and commenced operations on January 1, 1999. The principal business of NFP and its Subsidiaries (the “Company”) is the acquisition and management of operating companies which form a national distribution network that offers financial services including life insurance and wealth transfer, corporate and executive benefits and financial planning and investment advisory services to the high net worth and entrepreneurial corporate markets. As of September 30, 2004, the Company owned 142 firms located in 40 states and Puerto Rico.

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

Restatement of Consolidated Financial Statements

The Company plans to restate its previously issued consolidated financial statements contained in the Company’s third quarter 2003 Form 10-Q, 2003 Form 10-K and first and second quarter 2004 Form 10-Q’s to reflect a restatement of commissions and fees revenue and commissions and fees expense for prior periods to reflect a change in the reporting of certain transactions by one subsidiary of the Company from a gross to a net basis.

During the third quarter of 2004, the Company determined that a subsidiary had incorrectly applied the provisions of Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” effective beginning in 2000 to transactions in which it collected and remitted premiums on behalf of certain insurance carriers and their clients without acting as a principal or assuming the primary obligation in the relationship. The result was an overstatement of both commissions and fees revenue and commissions and fees expense by equal amounts. The restatement does not affect previously reported gross margin, income from operations, net income or net income per share. In addition, there is no effect on the consolidated statements of financial condition, stockholders’ equity or cash flows for the previously issued financial statements. A summary of the effects of the restatement to reclassify these amounts is as follows:

	Three Months Ended June 30, 2004		Six Months Ended June 30, 2004
(in thousands)	As Previously Reported	As Restated	As Previously Reported	As Restated
Revenue:
Commissions and fees	$156,341	$151,687	$291,566	$282,619

Cost of services:
Commissions and fees	$47,176	$42,522	$88,225	$79,278

Total cost of services	$121,493	$116,839	$229,973	$221,026

			Three Months Ended March 31, 2004
(in thousands)			As Previously Reported	As Restated
Revenue:
Commissions and fees			$135,225	$130,932

Cost of services:
Commissions and fees			$41,049	$36,756

Total cost of services			$108,480	$104,187

			Year Ended December 31, 2003
(in thousands)			As Previously Reported	As Restated
Revenue:
Commissions and fees			$479,577	$464,426

Cost of services:
Commissions and fees			$126,776	$111,625

Total cost of services			$371,428	$356,277

	Three Months Ended September 30, 2003		Nine Months Ended September 30, 2003
(in thousands)	As Previously Reported	As Restated	As Previously Reported	As Restated
Revenue:
Commissions and fees	$119,899	$116,349	$336,164	$324,428

Cost of services:
Commissions and fees	$31,383	$27,832	$91,874	$80,138

Total cost of services	$91,186	$87,636	$261,909	$250,173

	Three Months Ended June 30, 2003		Six Months Ended June 30, 2003
(in thousands)	As Previously Reported	As Restated	As Previously Reported	As Restated
Revenue:
Commissions and fees	$119,273	$114,522	$216,265	$208,079

Cost of services:
Commissions and fees	$31,845	$27,094	$60,491	$52,305

Total cost of services	$92,534	$87,783	$170,723	$162,537

			Three Months Ended March 31, 2003
(in thousands)			As Previously Reported	As Restated
Revenue:
Commissions and fees			$96,992	$93,557

Cost of services:
Commissions and fees			$28,646	$25,211

Total cost of services			$78,189	$74,754

			Year Ended December 31, 2002
(in thousands)			As Previously Reported	As Restated
Revenue:
Commissions and fees			$361,071	$348,172

Cost of services:
Commissions and fees			$104,747	$91,848

Total cost of services			$285,635	$272,736

	Three Months Ended September 30, 2002		Nine Months Ended September 30, 2002
(in thousands)	As Previously Reported	As Restated	As Previously Reported	As Restated
Revenue:
Commissions and fees	$86,791	$84,352	$251,486	$242,560

Cost of services:
Commissions and fees	$24,060	$21,621	$73,454	$64,528

Total cost of services	$66,800	$64,361	$197,282	$188,356

			Year Ended December 31, 2001
(in thousands)			As Previously Reported	As Restated
Revenue:
Commissions and fees			$278,064	$268,164

Cost of services:
Commissions and fees			$77,439	$67,539

Total cost of services			$216,662	$206,762

			Year Ended December 31, 2000
(in thousands)			As Previously Reported	As Restated
Revenue:
Commissions and fees			$207,945	$198,986

Cost of services:
Commissions and fees			$62,796	$53,837

Total cost of services			$163,612	$154,653

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

All material intercompany balances and transactions have been eliminated. [These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2003, included in NFP’s Annual Report on Form 10-K filed March 12, 2004].

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

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

Prior to January 1, 2003, the Company elected to use the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation expense was recorded where the exercise price equaled or exceeded the market price of the underlying stock on the date of grant. Awards granted under the Company’s plans vest over periods of up to five years. Therefore, the cost related to stock-based employee compensation included in the determination of net income as of September 30, 2004 and 2003 was less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2004	2003	2004	2003
Net income, as reported	$11,139	$7,369	$28,158	$13,770
Add stock-based employee compensation expense included in reported net income, net of tax	18	33	54	92
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(244)	(512)	(732)	(1,511)

Pro forma net income	$10,913	$6,890	$27,480	$12,351

Earnings per share:
Basic – as reported	$0.33	$0.26	$0.84	$0.49

Basic – pro forma	$0.32	$0.24	$0.82	$0.44

Diluted – as reported	$0.30	$0.24	$0.78	$0.45

Diluted – pro forma	$0.30	$0.22	$0.76	$0.40

Reclassification

Certain reclassifications have been made to the consolidated financial statements for the periods ended September 30, 2003 to conform to the current year presentation.

Note 3 - Earnings Per Share

The computations of basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2004	2003	2004	2003
Basic:
Net income	$11,139	$7,369	$28,158	$13,770

Average shares outstanding	33,872	28,540	33,497	27,926
Contingent consideration	37	31	12	11

Total	33,909	28,571	33,509	27,937

Basic earnings per share	$0.33	$0.26	$0.84	$0.49

Diluted:
Net income	$11,139	$7,369	$28,158	$13,770

Average shares outstanding	33,872	28,540	33,497	27,926

Stock held in escrow and stock subscriptions	6	307	6	307
Contingent consideration	37	64	37	64
Stock options	2,753	2,093	2,731	2,259

Total	36,668	31,004	36,271	30,556

Diluted earnings per share	$0.30	$0.24	$0.78	$0.45

Note 4 - Acquisitions

During the nine months ended September 30, 2004, the Company acquired the net assets of sixteen firms which offer one or more of the following services: life insurance and wealth transfer, corporate and executive benefits and financial planning and investment advisory services to the high net worth and entrepreneurial corporate markets. These acquisitions allow the Company to expand into desirable geographic locations, further extend its presence in the insurance and financial services industry and increase the volume of services currently provided. The Company acquired all of the net assets of these firms in exchange for its common stock and/or cash using the purchase accounting method for recording business combinations. The following table details the amount of consideration paid and the allocation of purchase price, in aggregate (in thousands):

Consideration:
Cash	$57,384
Common stock	33,258
Other(a)	396

Total	$91,038

Allocation of purchase price:
Net tangible assets	$8,990
Cost assigned to intangibles:
Book of business	20,124
Management contract	36,966
Trade name	642
Goodwill	24,316

Total	$91,038

(a)	Represents capitalized costs of acquisitions.

In connection with these acquisitions, the Company has contingent obligations based upon the future earnings growth of the acquired entities. Future payments made under these arrangements will be recorded as upward adjustments to goodwill when the contingencies are settled. As of September 30, 2004, the maximum amount of contingent obligations for the sixteen acquired firms was $91.0 million. The maximum amount of contingent obligations for all eligible firms was $263.5 million.

The following table summarizes the required disclosures of the pro forma combined entity, as if these acquisitions occurred at January 1, 2004 and 2003, respectively (in thousands, except per share amounts):

	Nine Months Ended September 30,
	2004	2003 (Restated)
Revenue	$447,180	$372,646
Income before taxes	$53,098	$43,434
Net income	$30,186	$21,547
Earnings per share – basic	$0.90	$0.74
Earnings per share – diluted	$0.83	$0.68

The pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred at January 1, 2004 and 2003, respectively, nor is it necessarily indicative of future operating results.

Note 5 - Goodwill and Other Intangible Assets

Goodwill:

The changes in the carrying amount of goodwill for the nine months ended September 30, 2004 are as follows (in thousands):

Balance as of December 31, 2003	$218,002
Goodwill acquired during 2004, including goodwill acquired related to the deferred tax liability of $11,714	36,030
Contingent payments, restructurings, dispositions and other	10,576
Impairment of goodwill	(1,958)

Balance as of September 30, 2004	$262,650

Acquired intangible assets:

The gross carrying amount and accumulated amortization for each of the Company’s acquired intangible assets are as follows (in thousands):

	September 30, 2004		December 31, 2003
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortizing identified intangible assets:
Book of business	$116,742	$(35,402)	$96,811	$(27,258)
Management contract	223,096	(33,833)	187,612	(27,499)

Total	$339,838	$(69,235)	$284,423	$(54,757)

Non-amortizing intangible assets:
Goodwill	$277,855	$(15,205)	$233,207	$(15,205)
Trade name	3,799	(196)	3,195	(196)

Total	$281,654	$(15,401)	$236,402	$(15,401)

Aggregate amortization expense for intangible assets subject to amortization for the nine months ended September 30, 2004 was $14.5 million. Intangibles related to book of business and management contract are being amortized over a 10-year period and a 25-year period, respectively. Estimated amortization expense for each of the next five years is $19.3 million per year, based on the Company’s acquisitions as of September 30, 2004. Estimated amortization expense for each of the next five years will change primarily as the Company continues to acquire firms. The accumulated amortization of non-amortizing intangible assets represents amortization recorded prior to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets”.

Impairment of goodwill and intangible assets:

The Company evaluates its amortizing (long-lived assets) and non-amortizing intangible assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS No. 142.

In connection with its evaluation, management proactively seeks to identify indicators of impairment. Indicators of impairment include, but are not limited to, sustained operating losses, a trend of poor operating performance and significant customer or revenue loss. If one or more indicators of impairment exist among any of the Company’s firms, the Company performs an evaluation to identify potential impairments. If an impairment is identified the Company measures and records the amount of impairment loss.

Impairments were identified among five firms in the nine months ended September 30, 2004 and 2003. The Company compared the carrying value of each firm’s long-lived assets (book of business and management contract) to an estimate of their respective fair value. The fair value is based upon the amount at which the long-lived assets could be bought or sold in a current transaction between the Company and its principals, and or the present value of the assets’ future cash flow. Based upon this analysis, the following impairments of amortizing intangible assets were recorded (in thousands):

	Impairment loss as of
	September 30, 2004	September 30, 2003
Amortizing identified intangible assets:
Book of business	$191	$—
Management contract	983	4,158

Total	$1,174	$4,158

For each firm’s non-amortizing intangible assets, the Company compared the carrying value of each firm to an estimate of its fair value. The fair value is based upon the amount at which the firm could be bought or sold in a current transaction between the Company and a willing party, and or the present value of the assets future cash flows. Based upon this analysis, the following impairments of non-amortizing intangible assets were recorded (in thousands):

	Impairment loss as of
	September 30, 2004	September 30, 2003
Non-amortizing intangible assets:
Trade name	$38	$107
Goodwill	1,958	5,667

Total	$1,996	$5,774

The total impairment loss recognized in the consolidated statements of income for the nine months ended September 30, 2004 and 2003 was $3.2 million and $9.9 million, respectively.

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

Note 6 – Borrowings

The Company has a $90 million credit facility with a group of banks. Borrowings under the credit facility bear interest, at management’s discretion, at (1) the greatest of (a) the prime rate, (b) the three-month certificate of deposit rate plus 1% or (c) the federal funds effective rate plus ½ of 1%; or (2) the Eurodollar rate for one, two, three or six-month periods plus 2%. The rates under (1) above float with changes in the indicated rates and under (2) are fixed for the indicated Eurodollar rate period. Interest is computed on the daily outstanding balance. The weighted average interest rate under the credit facility at September 30, 2004 was 5.1%. The credit facility is structured as a revolving credit facility and is due on September 14, 2005, unless the Company elects to convert the credit facility to a term loan, in which case it will amortize over one year, with a principal payment due on March 14, 2006 and a final maturity on September 14, 2006. As of September 30, 2004, the Company did not have any balance outstanding under the credit facility. The Company’s obligations under its credit facility are collateralized by all of its assets. The credit facility contains various customary restrictive covenants. As of September 30, 2004, management believes the Company was in compliance with all covenants under the facility.

Note 7 – Stockholders’ Equity

The changes in stockholders’ equity during the nine months ended September 30, 2004 is summarized as follows (in thousands):

	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2003	$3,313	$476,633	$4,159	$(18,833)	$465,272
Common stock issued:
Acquisitions	111	33,147	—	—	33,258
Contingent consideration	27	7,604	—	—	7,631
Other	20	2,252	—	—	2,272
Common stock repurchased	—	—	—	(2,020)	(2,020)
Stock options exercised, including tax benefit	39	5,886	—	—	5,925
Cash dividends declared	—	—	(10,198)	—	(10,198)
Other	—	1,110	—	—	1,110
Net income	—	—	28,158	—	28,158

Balance at September 30, 2004	$3,510	$526,632	$22,119	$(20,853)	$531,408

Note 8 – Non-Cash Transactions

The following non-cash transactions occurred during the periods indicated (in thousands):

	Nine Months Ended September 30,
	2004	2003
Stock issued as consideration for acquisitions	$33,258	$23,515
Stock issued for contingent consideration and other	$7,631	$1,288
Treasury stock, note receivable and satisfaction of an accrued liability in exchange for partial release of an acquired firm	$947	$1,200
Stock repurchased in connection with divestitures of acquired firms	$—	$615
Stock received in exchange for satisfaction of a note receivable and/or due from principal/and or certain entities they own	$1,073	$865
Net tax benefit from stock options exercised	$5,925	$—

Note 9 – Subsequent Events

Effective October 1, 2004, the Company acquired two firms which primarily offer wealth transfer, corporate and executive benefits and financial planning to the high net worth and entrepreneurial corporate markets. The Company acquired all of the net assets of these firms for aggregate consideration of approximately $3.4 million in cash and the issuance of approximately 38,800 shares of common stock.

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

On November 3, 2004, the Board of Directors of the Company determined to restate the previously filed consolidated financial statements contained in the Company’s third quarter 2003 Form 10-Q, 2003 Form 10-K and first and second quarter 2004 Form 10-Qs to reflect the change. The Board of Directors concurred with management’s assessment that, in accordance with Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” certain revenue received by the subsidiary in connection with its billing, collection and remittance services for premiums due to insurance carriers should have been reported on a net basis and not on a gross basis.

The restatement will lower revenue and expenses by equal amounts and does not affect previously reported gross margin dollars, net income or net income per diluted share. In addition, there will be no effect on the consolidated statements of financial condition, consolidated statements of changes in stockholders’ equity or consolidated statements of cash flows. All financial information included in Management’s Discussion and Analysis of Financial Condition and Results of Operations has been restated to reflect the restated results.

Executive Overview

NFP is a leading independent distributor of financial services products primarily to high net worth individuals and growing entrepreneurial companies. Founded in 1998, and commencing operations on January 1, 1999, NFP has grown internally and through acquisitions and, as of September 30, 2004, operates a national distribution network with over 1,500 producers in 40 states and Puerto Rico operating through 142 owned firms and over 190 affiliated third-party distributors. Net income grew from $13.8 million during the nine months ended September 30, 2003 to $28.2 million during the nine months ended September 30, 2004. As a result of new acquisitions and the growth of previously acquired firms, revenue grew from $324.4 million during the nine months ended September 30, 2003, as restated, to $435.9 million during the nine months ended September 30, 2004. Firms are considered to be “new acquisitions” during the first twelve months following acquisition by NFP.

NFP’s firms earn revenue that consists primarily of commissions and fees earned from the sale of financial products and services to their clients and incur commission and fee expense and operating expense in the course of earning this revenue. NFP pays management fees to non-employee principals of its firms based on the financial performance of each respective firm. Management refers to revenue earned by NFP’s firms minus the expenses of its firms, including management fees, as gross margin. Management uses gross margin as a measure of the performance of the acquired firms. Through acquisitions and internal growth, gross margin grew from $74.3 million, or 22.9% of revenue, during the nine months ended September 30, 2003, as restated, to $96.0 million, or 22.0% of revenue, during the nine months ended September 30, 2004.

Gross margin is offset by expenses that NFP incurs at the corporate level, including corporate and other expenses. Corporate and other expenses increased from $44.7 million during the nine months ended September 30, 2003 to $46.5 million during the nine months ended September 30, 2004, primarily due an increase in corporate general and administrative expenses, partially offset by a decrease in impairment of goodwill and net intangible assets. General and administrative expenses grew from $18.4 million during the nine months ended September 30, 2003 to $23.5 million during the nine months ended September 30, 2004 primarily due to certain costs related to operating as a public company. General and administrative expenses as a percent of revenue declined from 5.7% during the nine months ended September 30, 2003, as restated, to 5.4% during the nine months ended September 30, 2004.

Acquisitions

Under its acquisition structure, NFP acquires 100% of the equity of independent financial services products distribution businesses on terms that are relatively standard across all its acquisitions. To determine the acquisition price, NFP’s management first estimates the annual operating cash flow of the business to be acquired based on current levels of revenue and expense. For this purpose, management defines operating cash flow as cash revenue of the business less cash and non-cash expenses, other than amortization, depreciation and compensation to the business’s owners or individuals who subsequently become principals. Management refers to this estimated annual operating cash flow as “target earnings.” The acquisition price is a multiple (approximately five times) of a portion of the target earnings, which management refers to as “base earnings.” Base earnings averaged 47% of target earnings for all firms owned as of September 30, 2004. In determining base earnings, management’s general rule is not to exceed an amount equal to the recurring revenue of the business. By recurring revenue, management means revenue from sales previously made (such as renewal commissions on insurance products, commissions and administrative fees for ongoing benefit plans and mutual fund trail commissions) and fees for assets under management.

NFP enters into a management agreement with principals and/or certain entities they own. Under the management agreement, the principals and/or such entities are entitled to management fees consisting of:

•	all future earnings of the acquired business in excess of the base earnings up to target earnings; and,

•	a percentage of any earnings in excess of target earnings based on the ratio of base earnings to target earnings.

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

Substantially all of NFP’s acquisitions have been paid for with a combination of cash and its common stock, valued at its then fair market value. At this time, NFP typically requires its principals to take at least 30% of the total acquisition price in its common stock; however, through September 30, 2004, principals have taken on average approximately 45% of the total acquisition price in NFP’s common stock. The following table shows acquisition activity in the following period (in thousands, except number of acquisitions closed):

Nine Months Ended September 30, 2004
Number of acquisitions closed	16
Consideration:
Cash	$57,384
Common stock	33,258
Other(a)	396

Total	$91,038

(a)	Represents capitalized costs of the acquisitions.

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

Expenses

The following table sets forth certain expenses as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003 (Restated)	2004	2003 (Restated)
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of services:
Commissions and fees	26.0	23.9	27.4	24.7
Operating expenses	30.5	31.7	30.8	33.3
Management fees	21.1	19.7	19.8	19.1

Total cost of services	77.6	75.3	78.0	77.1

Gross margin	22.4	24.7	22.0	22.9

Corporate and other expenses:
General and administrative (excludes option compensation)	5.1	5.2	5.4	5.7
Option compensation	0.1	0.2	0.2	—
Amortization	3.3	3.6	3.3	3.8
Depreciation	0.9	0.9	1.1	1.0
Impairment of goodwill and intangible assets	1.0	0.0	0.7	3.0
(Gain) on sale of subsidiary	0.0	0.9	0.0	0.3

Total corporate and other expenses	10.4%	10.8%	10.7%	13.8%

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

The following table summarizes the results of operations of NFP’s firms for the periods presented and shows management fees as a percentage of gross margin before management fees (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003 (Restated)	2004	2003 (Restated)
Revenue:

Commissions and fees	$153,304	$116,349	$435,923	$324,428

Cost of services:
Commissions and fees	39,780	27,833	119,058	80,138
Operating expenses	46,847	36,863	134,452	108,108

Gross margin before management fees	66,677	51,653	182,413	136,182
Management fees	32,263	22,940	86,406	61,927

Gross margin	$34,414	$28,713	$96,007	$74,255
Management fees, as a percentage of gross margin before management fees	48.4%	44.4%	47.4%	45.5%

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

Three months ended September 30, 2004 compared with the three months ended September 30, 2003

The following table provides a comparison of NFP’s revenue and expenses for the periods presented:

	Three Months Ended September 30,
	2004	2003 (Restated)	$ Change	% Change
	(in millions)
Consolidated Statements of Income Data:
Revenue:
Commissions and fees	$153.3	$116.3	$37.0	31.8%

Cost of services:
Commissions and fees	39.8	27.8	12.0	43.2
Operating expenses	46.8	36.9	9.9	26.8
Management fees	32.3	22.9	9.4	41.0

Total cost of services	118.9	87.6	31.3	35.7

Gross margin	34.4	28.7	5.7	19.9

Corporate and other expenses:
General and administrative (excludes option compensation)	7.9	6.1	1.8	29.5
Option compensation	0.2	0.2	0.0	NM
Amortization	5.0	4.2	0.8	19.0
Depreciation	1.4	1.1	0.3	27.3
Impairment of goodwill and intangible assets	1.5	—	1.5	NM
(Gain) on sale of subsidiary	—	1.0	(1.0)	NM

Total corporate and other expenses	16.0	12.6	3.4	27.0

Income from operations	18.4	16.1	2.3	14.3

Interest and other income	0.4	0.3	0.1	33.3
Interest and other expense	(0.6)	(1.0)	0.4	(40.0)

Net interest and other	(0.2)	(0.7)	0.5	(71.4)

Income before income taxes	18.2	15.4	2.8	18.2
Income tax expense	7.1	8.0	(0.9)	(11.3)

Net income	$11.1	$7.4	$3.7	50.0%

NM	indicates amount is not meaningful.

Summary

Net income. Net income increased $3.7 million, or 50.0%, to $11.1 million in the three months ended September 30, 2004 compared with $7.4 million in the same period last year. The increase was primarily a result of the growth of existing firms, the acquisition of new firms and a decrease in the estimated effective tax rate to 43% for 2004 from 50% in 2003.

Revenue

Commissions and fees. Commissions and fees increased $37.0 million, or 31.8%, to $153.3 million in the three months ended September 30, 2004 compared with $116.3 million in the same period last year, as restated. The increase was due to an increased volume of business from NFP’s existing firms as well as business generated by new acquisitions. Approximately $19.8 million of the increase was due to business generated by new acquisitions, and approximately $17.2 million was a direct result of increased volume of business from NFP’s existing firms, including NFPSI and NFPISI.

Cost of services

Commissions and fees. Commissions and fees expense increased $12.0 million, or 43.2%, to $39.8 million in the three months ended September 30, 2004 compared with $27.8 million in the same period last year, as restated. The increase was principally due to an increased volume of business from NFP’s existing firms and business generated by new acquisitions. Approximately $7.3 million of the increase was due to business generated by new acquisitions, and approximately $4.7 million was due to increased volume of business from NFP’s existing firms. As a percentage of revenue, commissions and fees expense increased to 26.0% in the three months ended September

30, 2004 from 23.9% in the same period last year, as restated. The growth at the acquired firm level was driven primarily by the acquisitions of two firms in 2004, both of which are wholesale operations that pay out a relatively high percentage of revenue in the form of commissions to producers and an increased use of outside producers to grow revenue among some of the Company’s firms.

Operating expenses. Operating expenses increased $9.9 million, or 26.8%, to $46.8 million in the three months ended September 30, 2004 compared with $36.9 million in the same period last year. The increase was due to the operating expenses from new acquisitions and greater operating expenses at NFP’s existing firms associated with an increase in the volume of business generated. Approximately $3.6 million of the increase was due to operating expenses of new acquisitions, and approximately $6.3 million was a result of increased operating expenses at NFP’s existing firms. As a percentage of revenue, operating expenses declined to 30.5% in the three months ended September 30, 2004 from 31.7% in the same period in 2003, as restated. The Company believes that revenue growth and the reduction in firm operating expenses as a percentage of revenue post-acquisition is an indication of the efficiency of the Company’s operating structure.

Management fees. Management fees increased $9.4 million, or 41.0%, to $32.3 million in the three months ended September 30, 2004 compared with $22.9 million in the same period last year. The increase resulted from higher earnings at NFP’s owned firms generated primarily through new acquisitions and internal growth of existing firms. Management fees represented 48.4% of gross margin before management fees in the three months ended September 30, 2004 compared with 44.4% in the same period last year. Since management fees are accrued based on the year-to-date performance of each firm relative to base and target earnings, an improvement in firm performance particularly early in the year will lead to higher rates of management fees as a percentage of gross margin before management fees. In the third quarter of 2004, management fees as a percentage of revenue reflected the strong overall performance of firms as well as an $2.6 million accrual for anticipated payments related to ongoing incentive programs compared with an incentive accrual of $0.2 million for the third quarter of 2003. These programs reward principals of acquired firms for achieving certain rates of earnings growth measured in successive three year periods, after their initial three-year incentive and contingent consideration periods expire. Management fees as a percentage of revenue increased to 21.1% in the three months ended September 30, 2004 from 19.7% in the same period last year, as restated.

Gross margin. Gross margin increased $5.7 million, or 19.9%, to $34.4 million in the three months ended September 30, 2004 compared with $28.7 million in the same period last year. Gross margin as a percentage of revenue decreased to 22.4% in the three months ended September 30, 2004 from 24.7% in the same period last year, as restated. This decrease resulted from a higher rate of commissions and fees expense and management fees as a percentage of revenue, partially offset by a lower rate of firm operating expenses.

Corporate and other expenses

General and administrative. General and administrative expenses increased $1.8 million, or 29.5%, to $7.9 million in the three months ended September 30, 2004 compared with $6.1 million in the same period last year. The increase in general and administrative expenses was largely attributable to the additional costs associated with operating as a public company subsequent to NFP’s initial public offering which occurred in September 2003. These costs include additional personnel, increased directors and officers liability insurance premiums, fees for independent members of the board of directors, shareholder services and investor relations. In addition, the Company incurred non-recurring costs associated with corporate governance initiatives, including those implemented to meet the requirements set forth under the Sarbanes-Oxley legislation. As a percentage of revenue, general and administrative expense declined to 5.1% in the three months ended September 30, 2004 and 5.2% in the same period last year, as restated.

Option compensation. Option compensation expense was $0.2 million in the three months ended September 30, 2004 and in the same period last year.

Amortization. Amortization increased $0.8 million, or 19.0%, to $5.0 million in the three months ended September 30, 2004 compared with $4.2 million in the same period last year. Amortization expense increased primarily as a result of a 15.2% increase in net intangible assets resulting primarily from new acquisitions. As a percentage of revenue, amortization was 3.3% in the three months ended September 30, 2004 compared with 3.6% in the same period last year, as restated.

Depreciation. Depreciation expense increased $0.3 million, or 27.3%, to $1.4 million in the three months ended September 30, 2004 compared with $1.1 million in the same period last year. The increase in depreciation resulted from an increase in the number of owned firms and capital expenditures at the Company’s existing firms. As a percentage of revenue, depreciation expense was 0.9% in the three months ended September 30, 2004 and in the same period last year, as restated.

Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets was $1.5 million the three months ended September 30, 2004 compared with none in the same period last year. The impairment in the third quarter 2004 was related to one of the Company’s firms. In connection with these charges, the Company reduced the carrying value of the identifiable intangible assets and goodwill associated with this firm to their fair value. As a percentage of revenue, impairment of goodwill and intangible assets was 1.0% in the three months ended September 30, 2004.

Interest and other income. Interest and other income increased $0.1 million to $0.4 million in the three months ended September 30, 2004 compared with $0.3 million in the same period last year.

Interest and other expense. Interest and other expense decreased $0.4 million, or 40.0%, to $0.6 million in the three months ended September 30, 2004 compared with $1.0 million in the same period last year. The decrease was due to lower average borrowings under the Company’s bank line of credit. Since the Company’s initial public offering in September 2003, average borrowings under the line of credit have declined substantially. The weighted average outstanding balance in the third quarter of 2004 was $3.9 million, compared with $45.0 million in the prior year period. As of September 30, 2004, the Company did not have any borrowings outstanding. The decrease in interest expense was offset by a $0.3 million write off of the Company’s unamortized value of leasehold improvements and furniture and fixtures in connection with the relocation of its corporate office.

Income tax expense

Income tax expense. Income tax expense decreased $0.9 million to $7.1 million in the three months ended September 30, 2004 from $8.0 million in the same period last year. The decrease was a direct result of a lower estimated effective tax rate, offset by an increase in pretax income. The effective tax rate differs from the provision calculated at the federal statutory rate primarily because of certain expenses that are not deductible for tax purposes, as well as the effects of state and local taxes. The estimated effective tax rate for the full year 2004 is 43%, which is below the effective tax rate in 2003 of 50%. The decline in the expected tax rate in 2004 resulted from benefits obtained through state tax planning initiatives commenced during the year.

Nine months ended September 30, 2004 compared with the Nine months ended September 30, 2003

The following table provides a comparison of NFP’s revenue and expenses for the periods presented:

	Nine Months Ended September 30,
	2004	2003 (Restated)	$ Change	% Change
	(in millions)
Consolidated Statements of Income Data:
Revenue:
Commissions and fees	$435.9	$324.4	$111.5	34.4%

Cost of services:
Commissions and fees	119.1	80.1	39.0	48.7
Operating expenses	134.4	108.1	26.3	24.3
Management fees	86.4	61.9	24.5	39.6

Total cost of services	339.9	250.1	89.8	35.9

Gross margin	96.0	74.3	21.7	29.2

Corporate and other expenses:
General and administrative (excludes option compensation)	23.5	18.4	5.1	27.7
Option compensation	0.8	0.1	0.7	NM
Amortization	14.5	12.2	2.3	18.9
Depreciation	4.7	3.1	1.6	51.6
Impairment of goodwill and intangible assets	3.2	9.9	(6.7)	(67.7)
(Gain) on sale of subsidiary	(0.2)	1.0	(1.2)	NM

Total corporate and other expenses	46.5	44.7	1.8	4.0

Income from operations	49.5	29.6	19.9	67.2

Interest and other income	1.6	1.2	0.4	33.3
Interest and other expense	(1.6)	(3.0)	1.4	(46.7)

Net interest and other	0.0	(1.8)	1.8	NM

Income before income taxes	49.5	27.8	21.7	78.1
Income tax expense	21.3	14.0	7.3	52.1

Net income	$28.2	$13.8	$14.4	104.3%

NM	indicates amount is not meaningful.

Summary

Net income. Net income increased $14.4 million, or 104.3%, to $28.2 million in the nine months ended September 30, 2004 compared with $13.8 million in the same period last year. The increase was largely due to an increase in gross margin as a result of acquisitions, the internal growth of NFP’s firms, a decrease in impairment of goodwill and intangible assets and a lower estimated effective tax rate. This was partially offset by an increase in general and administrative expenses, option compensation expense, and amortization and depreciation. Net income in the nine months ended September 30, 2003 quarter was reduced by a $9.9 million impairment loss and a $1.8 million acquisition-related production bonus.

Revenue

Commissions and fees. Commissions and fees increased $111.5 million, or 34.4%, to $435.9 million in the nine months ended September 30, 2004 compared with $324.4 million in the same period last year, as restated. The increase was due to an increased volume of business from NFP’s existing firms as well as business generated from new acquisitions. Approximately $57.0 million of the increase was due to business generated by new acquisitions and approximately $54.5 million was a direct result of increased volume of business from NFP’s existing firms, including NFPSI and NFPISI.

Cost of services

Commissions and fees. Commissions and fees expense increased $39.0 million, or 48.7%, to $119.1 million in the nine months ended September 30, 2004 compared with $80.1 million in the same period last year, as restated. The increase was principally due to increased volume of business from NFP’s existing firms and business generated by new acquisitions. Approximately $20.6 million of the increase was due to business generated by new acquisitions, and approximately $18.4 million was due to increased volume of business from NFP’s existing firms. As a percentage of revenue, commissions and fees expense increased to 27.4% in the nine months ended September 30, 2004 from 24.7% in the same period last year, as restated. The increase as a percentage of revenue was primarily attributable to the impact of two acquisitions completed early in 2004, both of which are wholesale operations that pay out a relatively high percentage of revenue in the form of commissions to producers.

Operating expenses. Operating expenses increased $26.3 million, or 24.3%, to $134.4 million in the nine months ended September 30, 2004 compared with $108.1 million in the same period last year. The increase was due to the operating expenses from new acquisitions and greater operating expenses at NFP’s existing firms associated with an increase in the volume of business generated. Approximately $10.9 million of the increase was due to operating expenses of new acquisitions and approximately $15.4 million was a result of increased operating expenses at NFP’s existing firms. As a percentage of revenue, operating expenses declined to 30.8% in the nine months ended September 30, 2004 from 33.3% in the same period in 2003, as restated. Operating expenses increased at a slower rate than revenue as firms realized the benefits of economies of scale.

Management fees. Management fees increased $24.5 million, or 39.6%, to $86.4 million in the nine months ended September 30, 2004 compared with $61.9 million in the same period last year. The increase principally resulted from higher earnings at NFP’s owned firms generated primarily through new acquisitions and internal growth of existing firms. Management fees represented 47.4% of gross margin before management fees in the nine months ended September 30, 2004 compared with 45.5% in the same period last year. In the nine months ended September 30, 2004, management fees included a $4.1 million accrual for anticipated payments related to ongoing incentive programs compared with an incentive accrual of $0.2 million for the same period last year. These programs reward principals of acquired firms for achieving certain rates of earnings growth measured in successive three year periods, after their initial three-year incentive and contingent consideration periods expire. Management fees as a percentage of revenue increased to 19.8% in the nine months ended September 30, 2004 from 19.1% in the same period last year, as restated.

Gross margin. Gross margin increased $21.7 million, or 29.2%, to $96.0 million in the nine months ended September 30, 2004 compared with $74.3 million in the same period last year. Gross margin as a percentage of revenue was 22.0% for the nine months ended September 30, 2004, and 22.9% for the nine months ended September 30, 2003, as restated. Increases in commissions and fees and management fees as a percentage of revenue were offset by a reduction in firm operating expenses as a percentage of revenue.

Corporate and other expenses

General and administrative. General and administrative expenses increased $5.1 million, or 27.7%, to $23.5 million in the nine months ended September 30, 2004 compared with $18.4 million in the same period last year. This increase was largely the result of certain costs associated with operating as a public company. These costs include additional personnel, increased directors and officers liability insurance premiums, fees for independent members of the board of directors, shareholder services and investor relations. In addition, the Company incurred non-recurring costs associated with corporate governance initiatives, including those implemented to meet the requirements set forth under the Sarbanes-Oxley legislation. Included in the nine months ended September 30, 2003 was a $1.8 million production bonus related to the achievement of specific milestones over a thirty-nine month period by an insurance marketing platform acquired in 2000. There is no further contingent obligation related to the performance of this unit. As a percentage of revenue, general and administrative expense declined to 5.4% in the nine months ended September 30, 2004 compared with 5.7% in the same period last year, as restated.

Option compensation. Option compensation expense was $0.8 million in the nine months ended September 30, 2004 compared with $0.1 million in the same period last year. In prior years, the Company accrued option compensation expense related to two option incentive programs for principals of some of the Company’s earliest acquisitions, which expired during 2003. The Company reduced accruals for options which were not issued by $2.1 million during the nine months ended September 30, 2003. The reduction of these accruals offset option expense of $1.8 million recorded in connection with the option incentive programs and $0.4 million of option compensation expense for the stock-based employee compensation plans for the nine months ended September 30, 2003.

Amortization. Amortization increased $2.3 million, or 18.9%, to $14.5 million in the nine months ended September 30, 2004 compared with $12.2 million in the same period last year. Amortization expense increased primarily as a result of a 15.2% increase in net intangible assets resulting primarily from new acquisitions. As a percentage of revenue, amortization was 3.3% in the nine months ended September 30, 2004 compared with 3.8% in the same period last year, as restated.

Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets decreased $6.7 million, or 67.7%, to $3.2 million in the nine months ended September 30, 2004 compared with $9.9 million in the same period last year. The impairment in the 2003 period was related to five of the Company’s firms. The impairment in the current period related to five firms. In connection with these charges, the Company reduced the carrying value of the identifiable intangible assets and goodwill associated with these firms to their fair value. As a percentage of revenue, impairment of goodwill and intangible assets was 0.7% in the nine months ended September 30, 2004 compared with 3.0% in the same period last year, as restated.

Depreciation. Depreciation expense increased $1.6 million, or 51.6%, to $4.7 million in the nine months ended September 30, 2004 compared with $3.1 million in the same period last year. The increase in depreciation resulted from an increase in the number of owned firms and a higher level of capital expenditures as some firms moved into newer or larger facilities, purchased office furniture and made investments in new technology. In addition, approximately $0.7 million of the increase resulted from the March 2004 completion of a comprehensive review of depreciable assets held at the Company’s owned firms. As a percentage of revenue, depreciation expense was 1.1% in the nine months ended September 30, 2004 compared with 1.0% in the same period last year, as restated.

Interest and other income. Interest and other income increased $0.4 million, or 33.3%, to $1.6 million in the three months ended September 30, 2004 compared with $1.2 million in the same period last year.

Interest and other expense. Interest and other expense decreased $1.4 million, or 46.7%, to $1.6 million in the nine months ended September 30, 2004 compared with $3.0 million in the same period last year. The change between periods was driven by a reduction in interest expense associated with the significant reduction in average borrowings under the Company’s bank line of credit offset by a $0.3 million write off of the Company’s unamortized value of leasehold improvements and furniture and fixtures in connection with the relocation of its corporate office.

Income tax expense

Income tax expense. Income tax expense increased $7.3 million to $21.3 million in the nine months ended September 30, 2004 from $14.0 million in the same period last year. The increase was a direct result of the increase in pretax income for the nine months ended September 30, 2004 to $49.5 million compared with $27.8 million for the same period last year, partially offset by a decrease in the Company’s estimated annual effective tax rate to 43% in the nine months ended September 30, 2004, from 50% in the prior year period. The effective tax rate differs from the provision calculated at the federal statutory rate primarily because of certain expenses that are not deductible for tax purposes, as well as the effects of state and local taxes. The estimated effective tax rate for the full year 2004 is 43%, which is below the effective tax rate in 2003 of 50%. The decline in the expected tax rate in 2004 resulted from benefits obtained through state tax planning initiatives commenced during the year.

Liquidity and Capital Resources

The Company generates cash flows through the earnings of its acquired firms including NFPISI and NFPSI. Additional liquidity is available through the Company’s $90 million bank credit facility. At September 30, 2004, the Company had cash and cash equivalents of $63.5 million, a decrease of $7.7 million from the balance as of December 31, 2003 of $71.2 million. The decrease in cash and cash equivalents during the nine months ended September 30, 2004 was principally due to net cash paid for acquisitions, partially offset with cash provided by operating activities.

Summary cash flow data is provided as follows (in thousands):

	Nine Months Ended September 30,
	2004	2003
Cash flows provided by (used in):
Operating activities	$55,867	$30,932
Investing activities	(61,495)	(56,334)
Financing activities	(2,063)	51,219

(Decrease) increase	(7,691)	25,817
Cash and cash equivalents – beginning of period	71,244	31,814

Cash and cash equivalents – end of period	$63,553	$57,631

During the nine months ended September 30, 2004, cash provided by operating activities was $55.9 million, primarily generated from net income plus non-cash charges and a decrease in commissions, fees and premiums receivable, net, which was partially offset by an increase in due from principals and/or certain entities they own, and a decrease in accounts payable. During the nine months ended September 30, 2003, cash provided by operating activities was $30.9 million primarily generated by net income plus non-cash charges and an increase in accrued liabilities, which was partially offset by an increase in due from principals and/or certain entities they own, other assets, and a decrease in accounts payable.

During the nine months ended September 30, 2004 and 2003 cash used in investing activities was $61.5 million and $56.3 million, respectively, in both cases for the acquisition of firms, property and equipment, and contingent consideration. In each period, payments for acquired firms represented the largest use of cash in investing activities.

During the nine months ended September 30, 2004 cash used in financing activities was $2.1 million which primarily resulted from the payment of $9.9 million for cash dividends offset by cash proceeds, net of tax benefit of $5.9 million received from the exercise of stock options. During the nine months ended September 30, 2004, the Company borrowed and repaid $63.0 million under its bank line of credit principally resulting from the timing of acquisitions and cash flow from operations. During the nine months ended September 30, 2003, cash provided by financing activities was $51.2 million, which was primarily the result from cash provided by the Company’s initial public offering of $89.6 million, offset by net repayments to our bank line of credit of $39.4 million. In September 2003, the Company raised, net of offering costs, $89.6 million from the sale of 4.3 million shares of the Company’s common stock. The Company uses this credit facility primarily to fund acquisitions.

Some of the Company’s firms maintain premium trust accounts which represent payments collected from insureds on behalf of carriers. Funds held in these accounts are invested in cash, cash equivalents and securities purchased under resale agreements (overnight). As of September 30, 2004, NFP had cash, cash equivalents and securities purchased under resale agreements in premium trust accounts of $54.4 million, an increase of $13.1 million from the balance as of December 31, 2003 of $41.3 million. Increases or decreases in these accounts relate to the volume and timing of payments from insureds and the timing of the Company’s remittances to carriers. These increases or decreases are largely offset by changes in the premiums payable to insurance carriers’ liability accounts.

Management believes that the Company’s existing cash, cash equivalents, funds generated from its operating activities and funds available under its credit facility will provide sufficient sources of liquidity to satisfy its financial needs for the next twelve months. However, if circumstances change, NFP may need to raise debt or additional capital in the future.

Borrowings

The Company has a $90 million credit facility with a group of banks. Borrowings under the credit facility bear interest, at management’s discretion, at (1) the greatest of (a) the prime rate, (b) the three-month certificate of deposit rate plus 1% or (c) the federal funds effective rate plus ½ of 1%; or (2) the Eurodollar rate for one, two, three or six-month periods plus 2%. The rates under (1) above float with changes in the indicated rates and under (2) are fixed for the indicated Eurodollar rate period. Interest is computed on the daily outstanding balance. The weighted average interest rate under the credit facility at September 30, 2004 was 5.1%. The credit facility is structured as a revolving credit facility and is due on September 14, 2005, unless the Company elects to convert the credit facility to a term loan, in which case it will amortize over one year, with a principal payment due on March 14, 2006 and a final maturity on September 14, 2006. As of September 30, 2004, the Company did not have any amounts outstanding under the credit facility. The Company’s obligations under its credit facility are collateralized by all of its assets.

The credit facility contains various customary restrictive covenants prohibiting the Company and its subsidiaries, subject to various exceptions, among other things, from (i) incurring additional indebtedness or guarantees, (ii) creating liens or other encumbrances on its property or granting negative pledges, (iii) entering into a merger or similar transaction, (iv) selling or transferring any of its property except in the ordinary course of business, (v) making dividend and other restricted payments and (vi) making investments. In addition to the foregoing, the credit facility contains financial covenants requiring the Company to maintain a minimum interest coverage ratio and a minimum amount of Adjusted EBITDA (as defined in the credit agreement) and a maximum consolidated leverage ratio. As of September 30, 2004, the Company was in compliance with all covenants under the credit facility.

Contractual Obligations

There have been no material changes outside the ordinary course of the Company’s business to the Company’s total contractual cash obligations which are set forth in the table included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Dividends

The Company paid a quarterly cash dividend of $0.10 per share of its common stock on each of January 7, 2004, April 7, 2004, and July 7, 2004 to its stockholders as approved by the Company’s board of directors. On August 18, 2004, the Company declared a quarterly cash dividend of $0.10 per share of its common stock, which was paid on October 7, 2004 to stockholders of record on September 17, 2004. This amount was reflected as a dividend payable at September 30, 2004. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of its board of directors and will depend upon many factors, including it financial condition, earnings, legal requirements and other factors as its board of directors deems relevant. Based on the most recent quarterly dividend declared of $0.10 per share of common stock, the total annual cash requirement for dividend payments would be approximately $13.3 million.

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

The Company has a credit facility and cash, cash equivalents and securities purchased under resale agreements in premium trust accounts which are subject to short-term interest rate risk. Based on the weighted average borrowings under its credit facility during the nine months ended September 30, 2004 and 2003, a 1% change in short-term interest rates would have affected the Company’s income before income taxes by approximately $0.1 million and $0.6 million, respectively. Based on the weighted average amount of cash, cash equivalents and securities purchased under resale agreements in premium trust accounts during the nine months ended September 30, 2004 and 2003, a 1% change in short-term interest rates would have affected the Company’s income before income taxes by approximately $0.5 million and $0.3 million, respectively.

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

During its third quarter review, the Company determined that a subsidiary had incorrectly applied the provisions of EITF No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” at the time of its implementation in 2000. The misapplication of the accounting guidance of EITF 99-19 led to an overstatement of both commissions and fees revenue and commissions and fees expense in equal amounts. There was no effect to gross margin, net income or net income per share and the change did not impact the statements of financial condition, stockholders’ equity or cash flows. The consolidated financial statements for all prior periods have either been restated or will be restated when the Company files amended Form 10-Q’s for the quarterly periods ending September 30, 2003, March 31, 2004 and June 30, 2004 and Form 10-K for the year ended December 31, 2003.

The Company’s CEO and the CFO have concluded that the misapplication was the result of a significant deficiency that existed in the control process regarding the selection and application of GAAP and the review process of the implementation of accounting guidance to new transactions. The Company concluded it was not a material weakness because, among other things, the error resulting in the misapplication occurred in one acquired firm five years earlier, was correctly applied to subsequently acquired firms, was identified through an analysis performed by management and did not result in a restatement of net income or net income per share, its consolidated statements of financial condition, stockholders’ equity or cash flows.

Since that time, management has taken a series of steps in its ongoing process to improve control processes including those regarding the selection and application of GAAP and the review process of the implementation of accounting guidance to new transactions. Specifically, the Company has added personnel with financial reporting technical expertise and public company reporting experience, established a Disclosure Committee consisting of senior executives and sub-committees consisting of key operating personnel and have, and are continuing the process of designing and implementing new systems and procedures involving the Company’s general ledger and firm reporting capabilities, which are expected to enhance internal control processes.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Recent Sales of Unregistered Securities

Since January 1, 2004, the Company has issued the following securities:

The Company has issued 1,112,796 shares of common stock with a value of approximately $33.3 million to principals in connection with the acquisition of firms. The Company has also issued 272,609 shares of common stock with a value of approximately $7.6 million to principals related to the payment of contingent consideration.

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

(e) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased under the Plans
(in thousands)
January 1, 2004 – January 31, 2004	—		—	—	—
February 1, 2004 – February 29, 2004	—		—	—	—
March 1, 2004 – March 31, 2004	30,893	(a)	$28.66	—	—
April 1, 2004 – April 30, 2004	—		—	—	—
May 1, 2004 – May 31, 2004	—		—	—	—
June 1, 2004 – June 30, 2004	29,788	(b)	31.79	—	—
July 1, 2004 – July 31, 2004	—		—	—	—
August 1, 2004 – August 31, 2004	—		—	—	—
September 1, 2004 – September 30, 2004	—		—	—	—

Total	60,681		$30.20	—	—

(a)	30,893 shares were reacquired to satisfy outstanding promissory notes and receivables. No gain or loss was recorded on these transactions.
(b)	29,788 shares were reacquired related to the disposition of a firm. A gain of approximately $0.1 million was recorded in the consolidated statement of income.

Item 5. Other Information

As previously disclosed, the Company has received three subpoenas from the Office of the Attorney General of the State of New York seeking information regarding contingent compensation arrangements with insurance companies and information regarding any requests made of insurance companies to provide fictitious or inflated quotes to clients or any intentional misrepresentation of quotes to clients. The scope of the Attorney General’s inquiry of the Company’s operations has thus far been limited to the Company’s New York-licensed property and casualty insurance brokers, but the ultimate scope and outcome of the inquiry cannot be determined at this time. The Company has not received any additional subpoenas related to these matters and continues to cooperate fully with the Attorney General’s Office.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

The Company furnished or filed the following reports on Form 8-K during the three months ended September 30, 2004:

•	The Company furnished a report on Form 8-K on August 3, 2004, announcing the issuance of its earnings release for the second quarter and six months ended June 30, 2004 and its Quarterly Financial Supplement for the period ended June 30, 2004.

•	The Company filed a report on Form 8-K on September 13, 2004, announcing that the Company entered into a new office lease agreement and assigned to a third party its rights and obligations of the current lease.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Financial Partners Corp.

Signature	Title	Date
/s/ JESSICA M. BIBLIOWICZ Jessica M. Bibliowicz	Chairman, President, Chief Executive Officer and Director	November 12, 2004

/s/ MARK C. BIDERMAN Mark C. Biderman	Executive Vice President and Chief Financial Officer	November 12, 2004