Form 10-Q/A
period 2003-09-30
NATIONAL FINANCIAL PARTNERS CORP
filed 2004-11-19
CIK 1183186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1 to

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

Commission File Number: 001-31781

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

EXPLANATORY NOTE

This amendment Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2003 and September 30, 2002, as initially filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2003, and is being filed to reflect the restatement of the Company’s consolidated financial statements for the three and nine month periods ended September 30, 2003 and September 30, 2002, as discussed in Note 9 to the Company’s consolidated financial statements.

During the third quarter of 2004, the Company determined that a subsidiary had incorrectly applied the provisions of Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” effective beginning in 2000 to transactions in which it collected and remitted premiums on behalf of certain insurance carriers and their clients without acting as a principal or assuming the primary obligation in the relationship. The result was an overstatement of both commissions and fees revenue and commissions and fees expense by equal amounts. The restatement does not affect previously reported gross margin, income from operations, net income or net income per share. In addition, there is no effect on the consolidated statements of financial condition, changes in stockholders’ equity or cash flows for the previously issued financial statements. A summary of the effects of the restatement to reclassify these amounts for the three and nine month periods ended September 30, 2003 and September 30, 2002 is as follows:

	Three Months Ended September 30, 2003		Three Months Ended September 30, 2002
(in thousands)	As Previously Reported	As Restated	As Previously Reported	As Restated
Revenue:
Commissions and fees	$119,899	$116,349	$86,791	$84,352
Cost of services:
Commissions and fees	$31,383	$27,833	$24,060	$21,621
Total cost of services	$91,186	$87,636	$66,800	$64,361

	Nine Months Ended September 30, 2003		Nine Months Ended September 30, 2002
(in thousands)	As Previously Reported	As Restated	As Previously Reported	As Restated
Revenue:
Commissions and fees	$336,164	$324,428	$251,486	$242,560
Cost of services:
Commissions and fees	$91,874	$80,138	$73,454	$64,528
Total cost of services	$261,909	$250,173	$197,282	$188,356

This amendment does not reflect events after the filing of the original report and does not modify or update disclosures as originally filed, except as required to reflect the effects of the restatement.

National Financial Partners Corp. and Subsidiaries

Form 10-Q/A

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited—in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003 (Restated)	2002 (Restated)	2003 (Restated)	2002 (Restated)
Revenue:
Commissions and fees	$116,349	$84,352	$324,428	$242,560
Cost of services:
Commissions and fees	27,833	21,621	80,138	64,528
Operating expenses	36,863	29,270	108,108	84,826
Management fees	22,940	13,470	61,927	39,002

Total cost of services	87,636	64,361	250,173	188,356

Gross margin	28,713	19,991	74,255	54,204

Corporate and other expenses:
General and administrative (excludes option compensation)	6,028	5,652	16,585	16,269
Option compensation	177	2,714	45	6,984
Amortization and depreciation	5,292	3,759	15,261	11,262
Impairment of goodwill and intangible assets	—	1,822	9,932	1,822
Acquisition bonus and other	79	474	1,791	632
Loss on sale of subsidiaries	1,038	402	1,038	329

Total corporate and other expenses	12,614	14,823	44,652	37,298

Income from operations	16,099	5,168	29,603	16,906

Interest and other income	346	400	1,177	1,272
Interest and other expense	(998)	(1,098)	(3,023)	(2,650)

Net interest and other	(652)	(698)	(1,846)	(1,378)

Income before income taxes	15,447	4,470	27,757	15,528
Income tax expense	8,078	2,356	13,987	8,230

Net income	$7,369	$2,114	$13,770	$7,298

Earnings per share:
Basic	$0.26	$0.08	$0.49	$0.28

Diluted	$0.24	$0.07	$0.45	$0.26

Weighted average shares outstanding:
Basic	28,571	26,199	27,937	25,740

Diluted	31,004	28,806	30,556	28,130

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

These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2002.

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

The following table summarizes the required disclosures of the pro forma combined entity, as if these acquisitions occurred at January 1, 2003 and 2002, respectively (in thousands, except per share amounts):

	Nine Months Ended September 30,
	2003 (Restated)	2002 (Restated)
Revenue	$329,832	$274,887
Income before taxes	$28,388	$23,893
Net income	$14,136	$12,150
Earnings per share – basic	$0.51	$0.45
Earnings per share – diluted	$0.46	$0.41

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

Note 9 – Restatement Relating to Revenue and Commissions and Fees Expense

During the third quarter of 2004, the Company determined that a subsidiary had incorrectly applied the provisions of Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” effective beginning in 2000 to transactions in which it collected and remitted premiums on behalf of certain insurance carriers and their clients without acting as a principal or assuming the primary obligation in the relationships. The result was an overstatement of both commissions and fees revenue and commissions and fees expense by equal amounts. The restatement does not affect previously reported gross margin, income from operations, net income or net income per share. In addition, there is no effect on the consolidated statements of financial condition, changes in stockholders’ equity or cash flows for the previously issued financial statements. A summary of the effects of the restatement to reclassify these amounts for the three and nine month periods ended September 30, 2003 and September 30, 2002 is as follows:

	Three Months Ended September 30, 2003		Three Months Ended September 30, 2002
(in thousands)	As Previously Reported	As Restated	As Previously Reported	As Restated
Revenue:
Commissions and fees	$119,899	$116,349	$86,791	$84,352
Cost of services:
Commissions and fees	$31,383	$27,833	$24,060	$21,621
Total cost of services	$91,186	$87,636	$66,800	$64,361

	Nine Months Ended September 30, 2003		Nine Months Ended September 30, 2002
(in thousands)	As Previously Reported	As Restated	As Previously Reported	As Restated
Revenue:
Commissions and fees	$336,164	$324,428	$251,486	$242,560
Cost of services:
Commissions and fees	$91,874	$80,138	$73,454	$64,528
Total cost of services	$261,909	$250,173	$197,282	$188,356

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

See Note 9 to the consolidated financial statements for a discussion of the revenue and commissions and fees expense restatement for the three and nine month periods ended September 30, 2003 and September 30, 2002. The restatement lowers revenue and expense by equal amounts and does not affect previously reported gross margin, income from operations, net income or net income per share. In addition, there is no effect on the consolidated statements of financial condition, changes in stockholders’ equity or cash flows. All financial information included in Management’s Discussion and Analysis of Financial Condition and Results of Operations has been restated to reflect the restated results.

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

Expenses

The following table sets forth certain of our expenses as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003 (Restated)	2002 (Restated)	2003 (Restated)	2002 (Restated)
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of services:
Commissions and fees	23.9	25.6	24.7	26.6
Operating expenses	31.7	34.7	33.3	35.0
Management fees	19.7	16.0	19.1	16.1

	75.3	76.3	77.1	77.7

Gross margin	24.7	23.7	22.9	22.3

Corporate and other expenses:
General and administrative (excludes option compensation)	5.2	6.6	5.1	6.7
Option compensation	0.1	3.2	0.0	2.9
Amortization and depreciation	4.5	4.5	4.7	4.7
Impairment of goodwill and intangible assets	0.0	2.1	3.1	0.7
Acquisition bonus and other	0.1	0.6	0.6	0.3
Loss on sale of subsidiaries	0.9	0.5	0.3	0.1

	10.8%	17.5%	13.8%	15.4%

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

The following table summarizes the results of operations of our firms for the periods presented and shows our management fees as a percentage of gross margin before management fees (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003 (Restated)	2002 (Restated)	2003 (Restated)	2002 (Restated)
Revenue:
Commissions and fees	$116,349	$84,352	$324,428	$242,560

Cost of services:
Commissions and fees	27,833	21,621	80,138	64,528
Operating expenses	36,863	29,270	108,108	84,826

Gross margin before management fees	51,653	33,461	136,182	93,206
Management fees	22,940	13,470	61,927	39,002

Gross margin	$28,713	$19,991	$74,255	$54,204

Management fees, as a percentage of gross margin before management fees	44.4%	40.3%	45.5%	41.8%

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

RESULTS OF OPERATIONS

Three months ended September 30, 2003 compared with the three months ended September 30, 2002

Revenue

Commissions and fees.  Commissions and fees increased $31.9 million, or 37.8%, to $116.3 million for the three months ended September 30, 2003 compared with $84.4 million for the same period last year. Approximately $15.1 million of the increase was due to business generated by new acquisitions, and approximately $16.8 million of the increase is a direct result of increased volume of business from our existing firms.

Cost of services

Commissions and fees.  Commissions and fees increased $6.2 million, or 28.7%, to $27.8 million for the three months ended September 30, 2003 compared with $21.6 million for the same period last year. Approximately $1.3 million of the increase was due to business generated by new acquisitions, and approximately $4.9 million of the increase was due to increased volume of business from our existing firms. As a percentage of revenue, commissions and fees were 23.9% for the three months ended September 30, 2003 compared with 25.6% for the three months ended September 30, 2002.

Operating expenses.  Operating expenses increased $7.6 million, or 25.9%, to $36.9 million for the three months ended September 30, 2003 compared with $29.3 million for the same period last year. Approximately $4.9 million of the increase was due to business generated by new acquisitions, and approximately $2.7 million of the increase was due to increased volume of business from our existing firms. As a percentage of revenue, operating expenses were 31.7% for the three months ended September 30, 2003 compared with 34.7% for the three months ended September 30, 2002.

Management fees.  Management fees increased $9.5 million, or 70.3%, to $22.9 million for the three months ended September 30, 2003 compared with $13.5 million for the same period last year. The increase primarily was due to higher earnings at our existing firms generated through internal growth, as well as new acquisitions. Management fees represented 44.4% of gross margin before management fees for the three months ended September 30, 2003 compared with 40.3% for the three months ended September 30, 2002. Although management fees are determined on a full-year basis and our firms’ performance in the three months ended September 30, 2003 is not necessarily indicative of year-end results, for the three months ended September 30, 2003, a higher percentage of our firms were operating at or above pro rata target earnings compared with the same period in 2002. This resulted in a greater proportion of management fees being accrued than in the prior period. Management fees as a percentage of revenue increased to 19.7% for the three months ended September 30, 2003 from 16.0% for the three months ended September 30, 2002.

Gross margin

Gross margin.  Gross margin increased $8.7 million, or 43.6%, to $28.7 million for the three months ended September 30, 2003 compared with $20.0 million for the same period last year. Gross margin, as a percentage of revenue, rose to 24.7% for the three months ended September 30, 2003 from 23.7% for the same period last year.

Corporate and other expenses

General and administrative.  General and administrative expenses increased $0.4 million, or 6.7%, to $6.0 million for the three months ended September 30, 2003 compared with $5.6 million for the same period last year. The overall increase in general and administrative expenses is a result of an increase in certain expenses associated with becoming a public registrant, offset by a decrease in advertising and marketing expenses as a result of the “quiet period” associated with our initial public offering registration process during the period. As a percentage of revenue, general and administrative expenses were 5.2% for the three months ended September 30, 2003 compared with 6.6% for the three months ended September 30, 2002.

Option compensation.  Option compensation decreased $2.5 million, or 93.5%, to $0.2 million for the three months ended September 30, 2003 compared with $2.7 million for the same period last year. The significant decrease in option compensation is a result of the option incentive programs having expired during the period. As a percentage of revenue, option compensation was 0.1% for the three months ended September 30, 2003 compared with 3.2% for the three months ended September 30, 2002.

Amortization and depreciation.  Amortization and depreciation increased $1.5 million, or 40.8%, to $5.3 million for the three months ended September 30, 2003 compared with $3.8 million for the same period last year. The increase in amortization and depreciation expense is primarily due to new acquisitions. As a percentage of revenue, amortization and depreciation expense was 4.5% for the three months ended September 30, 2003 compared with 4.5% for the three months ended September 30, 2002.

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

Nine months ended September 30, 2003 compared with the nine months ended September 30, 2002

Revenue

Commissions and fees.  Commissions and fees increased $81.8 million, or 33.7%, to $324.4 million for the nine months ended September 30, 2003 compared with $242.6 million for the same period last year. Approximately $45.0 million of the increase was due to business generated by new acquisitions, and approximately $36.8 million of the increase is a direct result of increased volume of business from our existing firms.

Cost of services

Commissions and fees.  Commissions and fees increased $15.6 million, or 24.2%, to $80.1 million for the nine months ended September 30, 2003 compared with $64.5 million for the same period last year. Approximately $3.8 million of the increase was due to business generated by new acquisitions, and approximately $11.8 million of the increase was due to increased volume of business from our existing firms. As a percentage of revenue, commissions and fees were 24.7% for the nine months ended September 30, 2003 compared with 26.6% for the nine months ended September 30, 2002.

Operating expenses.  Operating expenses increased $23.3 million, or 27.4%, to $108.1 million for the nine months ended September 30, 2003 compared with $84.8 million for the same period last year. Approximately $15.2 million of the increase was due to business generated by new acquisitions, and approximately $8.1 million of the increase was due to increased volume of business from our existing firms. As a percentage of revenue, operating expenses were 33.3% for the nine months ended September 30, 2003, compared with 35.0% for the nine months ended September 30, 2002.

Management fees.  Management fees increased $22.9 million, or 58.8%, to $61.9 million for the nine months ended September 30, 2003 compared with $39.0 million for the same period last year. The increase primarily was due to higher earnings at our existing firms generated through internal growth, as well as new acquisitions. Management fees represented 45.5% of gross margin before management fees for the nine months ended September 30, 2003 compared with 41.8% for the nine months ended September 30, 2002. Although management fees are determined on a full year basis and our firms’ performance through September 30, 2003 is not necessarily indicative of full-year results, through September 30, 2003 a higher percentage of our firms were operating at or above pro rata target earnings compared with the same period in 2002. This resulted in a greater proportion of management fees being accrued than in the prior period. Management fees as a percentage of revenue increased to 19.1% for the nine months ended September 30, 2003 from 16.1% for the nine months ended September 30, 2002.

Gross margin

Gross margin.  Gross margin increased $20.0 million, or 37.0%, to $74.2 million for the nine months ended September 30, 2003 compared with $54.2 million for the same period last year. Gross margin, as a percentage of revenue, rose to 22.9% for the nine months ended September 30, 2003 from 22.3% for the same period last year.

Corporate and other expenses

General and administrative.  General and administrative expenses increased $0.3 million, or 1.9%, to $16.6 million for the nine months ended September 30, 2003 compared with $16.3 million for the same period last year. The overall increase in general and administrative expenses is a result of an increase in certain expenses associated with becoming a public registrant, offset by a decrease in advertising and marketing expenses as a result of the “quiet period” associated with our initial public offering registration process during the period. As a percentage of revenue, general and administrative expenses were 5.1% for the nine months ended September 30, 2003 compared with 6.7% for the nine months ended September 30, 2002.

Option compensation.  Option compensation decreased $6.9 million, or 99.4%, to $0.1 million for the nine months ended September 30, 2003 compared with $7.0 million for the same period last year. The significant decrease in option compensation is a result of the option incentive programs having expired during the period. As a percentage of revenue, option compensation expense was 2.9% for the nine months ended September 30, 2002.

Amortization and depreciation.  Amortization and depreciation increased $4.0 million, or 35.5%, to $15.3 million for the nine months ended September 30, 2003 compared with $11.3 million for the same period last year. The increase in amortization and depreciation expense is primarily due to new acquisitions. As a percentage of revenue, amortization and depreciation expense was 4.7% for the nine months ended September 30, 2003 and 2002.

Impairment of goodwill and intangible assets.  Impairment of goodwill and intangible assets increased $8.1 million to $9.9 million for the nine months ended September 30, 2003 compared with $1.8 million for the same period last year. During the first nine months of 2003, we determined that an impairment in value occurred related to five firms. In connection with these charges, the related carrying values of the respective identifiable intangible assets and goodwill were written down to their estimated fair value. As a percentage of revenue, impairment of goodwill and intangible assets was 3.1% for the nine months ended September 30, 2003, compared with 0.7% for the nine months ended September 30, 2002.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q/A contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. The words “plan,” “believe,” “anticipate,” “estimate,” “expect,” “objective,” “projection,” “forecast,” “goal,” or similar words are intended to identify forward-looking statements. Such statements involve risks and uncertainties that exist in the Company’s operations and business environment that could render actual outcomes and results materially different than predicted. The Company’s forward-looking statements are based on assumptions about many factors, including, but not limited to, general volatility of the capital markets; changes in the real estate market, interest rates or the general economy of the markets in which the Company operates; economic, technological or regulatory changes affecting the use of the Internet; and changes in government regulations that are applicable to the Company’s regulated brokerage and property management businesses. While the Company believes that its assumptions are reasonable at the time forward-looking statements are made, it cautions that it is impossible to predict the actual outcome of numerous factors and, therefore, readers should not place undue reliance on such statements. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update such statements in light of new information or future events.

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

During its third quarter of 2004, the Company determined that a subsidiary had incorrectly applied the provisions of EITF No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” at the time of its implementation in 2000. The misapplication of the accounting guidance of EITF 99-19 led to an overstatement of both commissions and fees revenue and commissions and fees expense in equal amounts. There was no effect to gross margin, income from operations, net income or net income per share and the change did not impact the consolidated statements of financial condition, changes in stockholders’ equity or cash flows.

The Company’s CEO and the CFO have concluded that the misapplication was the result of a significant deficiency that existed in the control process regarding the selection and application of GAAP and the review process of the implementation of accounting guidance to new transactions. The Company concluded it was not a material weakness because, among other thing, the error resulting in the misapplication occurred in one acquired firm five years earlier, was correctly applied to subsequently acquired firms, was identified through an analysis performed by management and did not result in a restatement of net income or net income per share, its consolidated statements of financial condition, changes in stockholders’ equity or cash flows.

Since that time, management has taken a series of steps in its ongoing process to improve control processes including those regarding the selection and application of GAAP and the review process of the implementation of accounting guidance to new transactions. Specifically, the Company has added personnel with financial reporting technical expertise and public company reporting experience, established a Disclosure Committee consisting of senior executives and sub-committees consisting of key operating personnel and have designed and implemented, and are continuing the process of designing and implementing, new systems and procedures involving the Company’s general ledger and firm reporting capabilities, which are expected to enhance internal control processes.

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

Part II – Other Information

Items 6. Exhibits and Reports on Form 8-K

(a) Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-105104))

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-105104))

3.3	By-Laws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (No. 333-105104))

10.1	Employment Agreement, dated November 1, 2003, of Jeffrey A. Montgomery (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith (b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three-month period covered by this quarterly report.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Financial Partners Corp.

Date: November 19, 2004	By: /S/ JESSICA M. BIBLIOWICZ

Jessica M. Bibliowicz
President and Chief Executive Officer

Date: November 19, 2004	By: /S/ MARK C. BIDERMAN

Mark C. Biderman
Executive Vice President and Chief Financial Officer