Form 10-K/A
period 2003-12-31
NATIONAL FINANCIAL PARTNERS CORP
filed 2004-11-19
CIK 1183186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1 to

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which Registered
Common Stock, $0.10 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant on June 30, 2003 is not applicable as the registrant was not publicly traded as of June 30, 2003. The aggregate market value of the voting common stock held by non-affiliates of the Registrant was $767,044,658 on March 3, 2004.

The number of outstanding shares of the registrant’s Common Stock, $0.10 par value, as of March 3, 2004 was 33,136,028.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2004 Annual Meeting of Stockholders to be held May 19, 2004 are incorporated by reference in this Form 10-K/A in response to Part III.

EXPLANATORY NOTE

This amendment on Form 10-K/A amends the Company’s Annual Report on Form 10-K for the fiscal years ended December 31, 2003, 2002 and 2001, as initially filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2004, and is being filed to reflect the restatement of the Company’s annual results for the each of the three years in the period ended December 31, 2003, as discussed in Note 20 to the Company’s consolidated financial statements.

During the third quarter of 2004, the Company determined that a subsidiary had incorrectly applied the provisions of Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” effective beginning in 2000 to transactions in which it collected and remitted premiums on behalf of certain insurance carriers and their clients without acting as a principal or assuming the primary obligation in the relationship. The result was an overstatement of both commissions and fees revenue and commissions and fees expense by equal amounts. The restatement does not affect previously reported gross margin, income from operations, net income or net income per share. In addition, there is no effect on the consolidated statements of financial condition, changes in stockholders’ equity or cash flows for the previously issued financial statements. A summary of the effects of the restatement to reclassify these amounts for each of the three years in the period ended December 31, 2003 is as follows:

	For the Year ended December 31, 2003		For the Year ended December 31, 2002
(in thousands)	As Previously Reported	As Restated	As Previously Reported	As Restated
Revenue:
Commissions and fees	$479,577	$464,426	$361,071	$348,172
Cost of services:
Commissions and fees	$126,776	$111,625	$104,747	$91,848
Total cost of services	$371,428	$356,277	$285,635	$272,736

	For the Year ended December 31, 2001
(in thousands)	As Previously Reported	As Restated
Revenue:
Commissions and fees	$278,064	$268,164
Cost of services:
Commissions and fees	$77,439	$67,539
Total cost of services	$216,662	$206,762

This amendment does not reflect events after the filing of the original report and does not modify or update disclosures as originally filed, except as required to reflect the effects of the restatement.

NATIONAL FINANCIAL PARTNERS CORP.

Form 10-K/A

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

Growth Strategy

Our goal is to achieve superior long-term returns for our stockholders, while establishing ourselves as one of the premier independent distributors of financial services products and services on a national basis to our target markets. To help accomplish this goal, we intend to focus on the following key areas:

•	Capitalize on the growth of our attractive target markets. Our producers target customers in the high net worth and growing entrepreneurial corporate markets which have grown and whose demand for financial services we believe will continue to grow. We have built our distribution system by attracting specialists targeting these markets, and we expect to continue to enhance our network by adding additional producers.

•	Foster and enhance growth within our firms. Our firms have achieved an internal revenue growth rate of 24% in 2000, 15% in 2001, 5% in 2002 and 14% in 2003, because we focus on acquiring high quality firms and employ a management structure that maintains the entrepreneurial spirit of our firms. Additionally, we have structured our acquisitions to establish strong incentives for the principals whose firms we acquire to continue to grow the businesses and make them increasingly profitable. We enhance the core growth potential of the firms by providing them with the benefits of being part of a national organization. These benefits include access to dedicated insurance underwriting and other support services, financial and intellectual capital, technology solutions, cross-selling facilitation, regulatory compliance support, assistance in growing their firms through acquisitions and succession planning.

•	Continue to acquire high quality independent firms. We believe that substantial opportunities exist for further growth through disciplined acquisitions of high quality firms. We believe our target market for acquisitions includes over 4,000 life insurance and wealth transfer, corporate benefits and financial planning firms. We have demonstrated an ability to identify and acquire leading independent firms. As of December 31, 2003, we have acquired 147 firms and reviewed over 850 acquisition opportunities since our founding. As a result, we have substantial experience in selecting and acquiring high quality firms. We believe that the independent distribution channel is under increasing pressure to continue its consolidation trend. With our strong experience, reputation and capital base, we believe we are well positioned to take advantage of additional acquisition opportunities. From time to time, we examine opportunities to acquire firms that serve our target markets and provide products or services other than those in our three key areas. We may acquire one or more of these firms.

•	Realize further revenue capture through economies of scale. We contract with leading financial services products manufacturers for access to product and technical support by our owned firms and our affiliated third-party distributors. This allows us to aggregate the buying power of a large number of distributors, to increase our firms’ volume-based compensation and the level of underwriting and other support they receive.

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

Although the size of the high net worth market decreased in 2002 and 2001, this segment grew in 2003 as compared to 2002 according to Spectrem Group. We believe that the current economic and stock market environment may lead high net worth persons to increase their demand for the specialized services we offer in order to continue to meet their financial goals. Our firms experienced an internal revenue growth rate of 5% in 2002 and 14% in 2003, which we believe was driven in part by this increased demand. Further, we are well positioned to benefit from any future growth in the high net worth market.

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

Our firms located in New York produced approximately 12.2%, 13.9% and 13.5% of our revenue for the years ended December 31, 2001, 2002 and 2003, respectively. Our firms located in Florida produced approximately 17.6%, 13.4% and 14.0% of our revenue for the years ended December 31, 2001, 2002 and 2003, respectively. Our firms located in California produced approximately 17.6%, 13.3% and 11.9% of our revenue for the years ended December 31, 2001, 2002 and 2003, respectively. The concentration of revenue in Florida and California decreased from the year ended December 31, 2001 to the year ended December 31, 2003 due primarily to the acquisition of firms located in other states. The concentration of revenue in New York increased due to the acquisition of several firms and the growth of certain of our firms located in New York.

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

	For the Years ended December 31,
	1999	2000(a) (Restated)	2001 (Restated)	2002 (Restated)	2003 (Restated)
	(in thousands, except per share amounts)
Statement of Operations Data:
Revenue:
Commissions and fees	$100,126	$198,986	$268,164	$348,172	$464,426
Cost of services:
Commissions and fees	39,044	53,837	67,539	91,848	111,625
Operating expenses	25,231	60,537	89,389	115,286	150,280
Management fees	16,072	40,279	49,834	65,602	94,372

Total cost of services	80,347	154,653	206,762	272,736	356,277

Gross margin	19,779	44,333	61,402	75,436	108,149

Corporate and other expenses:
General and administrative (excludes option compensation)	10,455	21,122	20,472	21,423	24,439
Option compensation	5,499	14,403	19,967	9,866	199
Amortization	5,380	11,990	15,476	13,321	16,461
Impairment of goodwill and intangible assets(b)	—	2,503	4,394	1,822	9,932
Depreciation	649	1,350	2,836	3,106	4,748
Acquisition bonus and other	14,477	2,137	444	(747)	1,823
Loss (gain) on sale of subsidiaries	—	3,798	(738)	339	1,754

Total corporate and other expenses	36,460	57,303	62,851	49,130	59,356

Income (loss) from operations	(16,681)	(12,970)	(1,449)	26,306	48,793

Interest and other income	818	2,217	1,151	1,862	1,626
Interest and other expense	(282)	(865)	(3,523)	(3,438)	(3,580)

Net interest and other	536	1,352	(2,372)	(1,576)	(1,954)
Income (loss) before income taxes	(16,145)	(11,618)	(3,821)	24,730	46,839
Income tax expense (benefit)	(5,695)	(10)	1,921	13,137	23,338

Net income (loss)	$(10,450)	$(11,608)	$(5,742)	$11,593	$23,501

Earnings (loss) per share—basic	$(0.84)	$(0.52)	$(0.24)	$0.45	$0.81

Earnings (loss) per share—diluted	$(0.84)	$(0.52)	$(0.24)	$0.40	$0.74

Weighted average shares outstanding—basic	12,482	22,308	24,162	25,764	29,021

Weighted average shares outstanding—diluted	12,482	22,308	24,162	28,775	31,725

	As of December 31,
	1999	2000	2001	2002	2003
Statement of Financial Condition Data:
Cash and cash equivalents	$55,691	$32,439	$35,394	$31,814	$71,244
Intangibles, net	85,267	133,222	179,312	205,101	232,665
Goodwill, net	69,201	106,904	151,550	184,507	218,002
Total assets	260,985	345,062	472,781	541,246	671,555
Bank loan(c)	—	3,000	35,337	39,450	—
Redeemable common stock(d)	59,896	—	273	—	—
Total stockholders’ equity	134,748	218,652	249,503	288,099	465,272

		For the Years ended December 31,
		2000(a) (Restated)	2001 (Restated)	2002 (Restated)	2003 (Restated)
Other Data (unaudited):
Internal revenue growth(e)		24%	15%	5%	14%
Total NFP-owned firms (at period end)		74	88	111	130
Number of representatives in broker-dealer (at period end)(f)		653	729	915	1,125

(a)	During the third quarter of 2004, the Company determined that a subsidiary had incorrectly applied the provisions of Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” effective beginning in 2000 to transactions in which it collected and remitted premiums on behalf of certain insurance carriers and their clients without acting as a principal or assuming the primary obligation in the relationship. The result was an overstatement of both commissions and fees revenue and commissions and fees expense by equal amounts. The restatement does not affect previously reported gross margin, income from operations, net income or net income per share. In addition, there is no effect on the consolidated statements of financial condition, changes in stockholders’ equity or cash flows for the previously issued financial statements. A summary of the effects of the restatement to reclassify these amounts for the year ended December 31, 2000 is as follows:

	For the Year Ended December 31, 2000
(in thousands)	As Previously Reported	As Restated
Revenue:
Commissions and fees	$207,945	$198,986
Cost of services:
Commissions and fees	$62,796	$53,837
Total cost of services	$163,612	$154,653

(b)	We adopted SFAS No. 142 on January 1, 2002. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). Goodwill amortization was $4.4 million and $5.5 million in 2000 and 2001, respectively. In accordance with SFAS No. 142, we recognized an impairment loss on goodwill and identifiable intangible assets not subject to amortization of $0.8 million in 2002 and $5.7 million in 2003. Prior to the adoption of SFAS No. 142, we accounted for long-lived assets in accordance with SFAS No. 121. For the years ended December 31, 2000 and 2001, we recorded an impairment loss on goodwill of $1.1 million and $2.1 million, respectively.

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

(c)	Our bank loan is structured as a revolving credit facility and is due on September 14, 2005, unless we elect to convert the credit facility to a term loan, in which case it will amortize over one year, with a principal payment due on March 14, 2006 and with a final maturity on September 14, 2006. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Borrowings.”

(d)	Reflects our obligations under put options relating to shares of our common stock and is not included in total stockholders’ equity.

(e)	As a measure of financial performance, we calculate the internal growth rate of the revenue of our firms. This calculation compares the change in revenue of a comparable group of firms for the same time period in successive years. We include firms in this calculation at the beginning of the first fiscal quarter that begins one year after acquisition by us unless a firm has merged with another owned firm or has made a sub-acquisition that represents more than 25% of the base earnings of the acquiring firm. With respect to two owned firms that merge, the combined firm is excluded from the calculation from the time of the merger until the first fiscal quarter that begins one year after acquisition by us of the most recently acquired firm participating in the merger. However, if both firms involved in a merger are included in the internal growth rate calculation at the time of the merger, the combined firm continues to be included in the calculation after the merger. With respect to the sub-acquisitions described above, to the extent the sub- acquired firm does not separately report financial statements to NFP, the acquiring firm is excluded from the calculation from the time of the sub-acquisition until the first fiscal quarter beginning one year following the sub-acquisition. Sub-acquisitions that represent less than 25% of the base earnings of the acquiring firms are considered to be internal growth. For further information about sub-acquisitions, see “Business—Operations—Sub-Acquisitions.” With respect to dispositions, we include these firms up to the time of disposition and exclude these firms for all periods after the disposition. The calculation described above is not adjusted for intercompany transactions that result in the same item of revenue being recorded by two firms.

(f)	The number of representatives in our broker-dealer refers to NASD-registered representatives of NFPSI, including sales assistants and home office personnel that are registered representatives. These totals include personnel of our owned firms and our affiliated third-party distributors. In addition to NFPSI’s registered representatives, our firms’ distribution network includes (1) certain sales professionals who are registered representatives of other broker-dealers, (2) professionals licensed with state insurance authorities who because of their product focus are not required to be registered with a broker-dealer and (3) professionals affiliated with registered investment advisers who because of their product focus are neither required to be licensed as insurance agents nor required to be registered with other broker-dealers. These professionals are not included in these totals.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

See Note 20 to the consolidated financial statements for a discussion of the revenue and commissions and fees expense restatement for the years ended December 31, 2003, 2002 and 2001. The restatement lowers revenue and expense by equal amounts and does not affect previously reported gross margin, income from operations, net income or net income per share. In addition, there is no effect on the consolidated statements of financial condition, changes in stockholders’ equity or cash flows. All financial information included in Management’s Discussion and Analysis of Financial Condition and Results of Operations has been restated to reflect the restated results.

Executive Overview

We are a leading independent distributor of financial services products primarily to high net worth individuals and growing entrepreneurial companies. Founded in 1998, and commencing operations on January 1, 1999, we have grown internally and through acquisitions and, as of December 31, 2003, operate a national distribution network with over 1,400 producers in 40 states and Puerto Rico operating through 130 owned firms and 181 affiliated third-party distributors. We acquired 18, 26 and 24 firms in 2001, 2002 and 2003, respectively. Our net income has grown from a net loss of $(10.5) million in 1999 to net income of $23.5 million in 2003. As a result of new acquisitions and the growth of previously acquired firms, we have grown from a base of no revenue at the beginning of 1999 to $464.4 million of revenue in 2003.

Our firms earn revenue that consists primarily of commissions and fees earned from the sale of financial products and services to their clients and incur commission and fee expense and operating expense in the course of earning revenue. We pay management fees to non-employee principals of our firms based on the financial performance of each respective firm. We refer to revenue earned by our firms minus the expenses of our firms, including management fees, as gross margin. Management uses gross margin as a measure of the performance of the firms that we have acquired. Through acquisitions and internal growth, gross margin has grown from $19.8 million, or 19.8% of revenues, in 1999 to $108.1 million, or 23.3% of revenues, in 2003.

Our gross margin is offset by expenses that we incur at the corporate level, including corporate and other expenses. Corporate and other expenses have grown from $36.5 million in 1999 to $59.4 million in 2003. Corporate and other expenses include general and administrative expenses, which are the operating expenses of our corporate headquarters. General and administrative expenses have grown from $10.5 million in 1999 to $24.4 million in 2003. General and administrative expenses as a percent of revenue declined from 10.4% in 1999 to 5.3% in 2003.

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

Expenses

The following table sets forth certain of our expenses as a percentage of revenue for the periods indicated:

	For the Years ended December 31,
	2001 (Restated)	2002 (Restated)	2003 (Restated)
Total revenue	100.0%	100.0%	100.0%
Cost of services:
Commissions and fees	25.2%	26.4%	24.0%
Operating expenses	33.3	33.1	32.4
Management fees	18.6	18.8	20.3

	77.1%	78.3%	76.7%

Gross margin	22.9%	21.7%	23.3%

Corporate and other expenses:
General and administrative (excludes option compensation)	7.6%	6.2%	5.3%
Option compensation	7.5	2.8	0.0
Amortization	5.8	3.8	3.6
Depreciation	1.1	0.9	1.0
Impairment of goodwill and intangible asset	1.6	0.5	2.1
Acquisition bonus and other	0.2	(0.2)	0.4
Loss (gain) on sale of subsidiaries	(0.3)	0.1	0.4

	23.5%	14.1%	12.8%

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

The following table summarizes the results of operations of our firms for the periods presented and shows our management fees as a percentage of gross margin before management fees:

	For the Years ended December 31,
	2001 (Restated)	2002 (Restated)	2003 (Restated)
	(in thousands)
Revenue:
Commissions and fees	$268,164	$348,172	$464,426
Cost of services:
Commissions and fees	67,539	91,848	111,625
Operating expenses	89,389	115,286	150,280

Gross margin before management fees	111,236	141,038	202,521
Management fees	49,834	65,602	94,372

Gross margin	$61,402	$75,436	$108,149
Management fees, as a percentage of gross margin before management fees	44.8%	46.5%	46.6%

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

Results of Operations

Through acquisitions and internal growth, we have achieved revenue growth of 35%, 30% and 33% in the years ended December 31, 2001, 2002 and 2003, respectively. While this growth was driven primarily by our acquisitions, it has been augmented by internal growth in the revenues of our acquired firms, as well as the growth of NFPISI and NFPSI. In 2001, 2002 and 2003, our firms had an internal revenue growth rate of 15%, 5% and 14%, respectively.

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

Year ended December 31, 2003 compared with the year ended December 31, 2002

The following table provides a comparison of our revenues and expenses for the periods presented.

	For the years ended December 31,
	2002 (Restated)	2003 (Restated)	$ Change	% Change
	(in millions)
Statement of Operations Data:
Revenue:
Commissions and fees	$348.2	$464.4	$116.2	33.4%
Cost of services:
Commissions and fees	91.9	111.6	19.7	21.4
Operating expenses	115.3	150.3	35.0	30.4
Management fees	65.6	94.4	28.8	43.9

Total cost of services	272.8	356.3	83.5	30.6

Gross margin	75.4	108.1	32.7	43.4

Corporate and other expenses:
General and administrative (excludes option compensation)	21.4	24.4	3.0	14.0
Option compensation	9.9	0.2	(9.7)	(98.0)
Amortization	13.3	16.5	3.2	24.1
Impairment of goodwill and intangible assets	1.8	9.9	8.1	450.0
Depreciation	3.1	4.7	1.6	51.6
Acquisition bonus and other	(0.7)	1.8	2.5	NM
Loss on sale of subsidiaries	0.3	1.8	1.5	500.0

Total corporate and other expenses	49.1	59.3	10.2	20.8

Income from operations	26.3	48.8	22.5	85.6

Interest and other income	1.9	1.6	(0.3)	(15.8)
Interest and other expense	(3.5)	(3.6)	(0.1)	2.9

Net interest and other	(1.6)	(2.0)	(0.4)	25.0
Income before income taxes	24.7	46.8	22.1	89.5
Income tax expense	13.1	23.3	10.2	77.9

Net income	$11.6	$23.5	$11.9	102.6%

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

Revenue

Commissions and fees. Commissions and fees increased $116.2 million, or 33.4%, to $464.4 million in 2003 compared with $348.2 million in 2002. The increase was due to business generated by firms that were acquired in 2002 and in 2003 as well as an increased volume of business from our existing firms. Commissions and fees from new acquisitions was approximately $61.3 million in 2003. Commissions and fees from existing firms was $403.1 million in 2003, an increase of $54.9 million, or 15.8%, from $348.2 million in 2002.

Cost of services

Commissions and fees. Commissions and fees expense increased $19.7 million, or 21.4%, to $111.6 million in 2003 compared with $91.9 million in 2002. The increase was principally due to business generated by firms which were acquired in 2002 and in 2003. As a percentage of revenue, commissions and fees expense decreased to 24.0% in 2003 from 26.4% in 2002. The decline as a percentage of revenue was attributable to lower commission expense as a percentage of revenue at newly acquired firms as well as a reduction in the commission payout rate at our broker-dealer, NFPSI. Commissions and fees expense from new acquisitions were approximately $5.4 million in 2003. Commissions and fees expense from existing firms were approximately $106.2 million in 2003 compared with $91.9 million in 2002.

Operating expenses. Operating expenses increased $35.0 million, or 30.4%, to $150.3 million in 2003 compared with $115.3 million in 2002. The increase was principally due to business generated by firms which were acquired during 2002 and 2003 and internal growth at our existing firms. As a percentage of revenue, operating expenses declined to 32.4% in 2003 from 33.1% in 2002 as the rate of expense growth was slightly below the rate of revenue growth. Operating expenses from new acquisitions were approximately $19.5 million in 2003. Operating expenses from existing firms were approximately $130.8 million in 2003 compared with $115.3 million in 2002.

Management fees. Management fees increased $28.8 million, or 43.9%, to $94.4 million in 2003 compared with $65.6 million in 2002. The increase results from higher earnings at our acquired firms generated primarily through new acquisitions and internal growth of existing firms. Management fees represented 46.6% of gross margin before management fees in 2003 compared with 46.5% in 2002. A higher percentage of our firms operated at or above target earnings in 2003 compared with 2002. This resulted in a greater proportion of management fees being accrued than in the prior period. In addition, management fees included an accrual of $2.4 million for ongoing incentive plans in 2003 compared with $0.8 million in 2002, reflecting growth at firms that we have owned for at least three years. Offsetting the increase were higher earnings at NFPISI and NFPSI, for which no management fee expense is realized. Management fees as a percentage of revenue increased to 20.3% in 2003 from 18.8% in 2002.

Gross margin. Gross margin increased $32.7 million, or 43.4%, to $108.1 million in 2003 compared with $75.4 million in 2002. This increase was largely due to the rate of growth in revenue exceeding the growth in commissions and fees expense and operating expenses as described above.

Corporate and other expenses

General and administrative. General and administrative expenses increased $3.0 million, or 14.0%, to $24.4 million in 2003 compared with $21.4 million in 2002. The increase reflects additional expenses associated with operating as a public company, including increased directors and officers liability insurance premiums, costs associated with stockholder services, as well as higher accrued incentive compensation. As a percentage of revenue, general and administrative expense declined to 5.3% in 2003 compared with 6.2% in 2002, as we continue to benefit from the absorption of corporate expenses over an expanding revenue base.

Option compensation. Option compensation expense decreased $9.7 million to $0.2 million in 2003 compared with $9.9 million in 2002. In prior years, we accrued option compensation expense related to options expected to be issued under the option incentive programs (see “Business – Acquisition Strategy – Option incentive programs”). One program expired during the second half of 2002 and the other program expired in the fourth quarter of 2003. In conjunction with the ending of these programs, we reduced accruals for options which were not issued by $2.1 million during 2003. The reduction of these accruals offset option expense of $1.8 million recorded in connection with the option incentive programs and $0.5 million of option compensation expense for the stock-based employee compensation plans. As a percentage of revenue, option compensation expense was less than 0.1% in 2003 compared with 2.8% in 2002.

Amortization. Amortization increased $3.2 million, or 24.1%, to $16.5 million in 2003 compared with $13.3 million in 2002. Amortization expense increased as a result of a 13% increase in net intangible assets resulting primarily from acquisitions consummated in 2003. As a percentage of revenue, amortization was 3.6% in 2003 compared with 3.8% in 2002.

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

Year ended December 31, 2002 compared with the year ended December 31, 2001

The following table provides a comparison of our revenues and expenses for the periods presented.

	For the Years ended December 31,
	2001 (Restated)	2002 (Restated)	$ Change	% Change
	(in millions)
Statement of Operations Data:
Revenue:
Commissions and fees	$268.2	$348.2	$80.0	29.8%
Cost of services:
Commissions and fees	67.5	91.9	24.4	36.2
Operating expenses	89.4	115.3	25.9	29.0
Management fees	49.8	65.6	15.8	31.7

Total cost of services	206.7	272.8	66.1	32.0

Gross margin	61.5	75.4	13.9	22.6

Corporate and other expenses:
General and administrative (excludes option compensation)	20.5	21.4	0.9	4.4
Option compensation	20.0	9.9	(10.1)	(50.5)
Amortization	15.5	13.3	(2.2)	(14.2)
Impairment of goodwill and intangible assets	4.4	1.8	(2.6)	(59.1)
Depreciation	2.8	3.1	0.3	10.7
Acquisition bonus and other	0.4	(0.7)	(1.1)	NM
Loss (gain) on sale of subsidiaries	(0.7)	0.3	1.0	NM

Total corporate and other expenses	62.9	49.1	(13.8)	(21.9)

(Loss) income from operations	(1.4)	26.3	27.7	NM

Interest and other income	1.1	1.9	0.8	72.7
Interest and other expense	(3.5)	(3.5)	0.0	(0.0)

Net interest and other	(2.4)	(1.6)	0.8	(33.3)
(Loss) income before income taxes	(3.8)	24.7	28.5	NM
Income tax expense	1.9	13.1	11.2	589.5

Net (loss) income	$(5.7)	$11.6	$17.3	NM

NM indicates not meaningful.

Summary

Net income. Net income increased $17.3 million to $11.6 million in 2002 compared with a loss of $5.7 million in 2001. The increase was due primarily to the growth in revenue and expenses as a result of acquisitions and internal growth of our firms and a decline in amortization expense and option compensation expense.

Revenue

Commissions and fees. Commissions and fees revenue increased $80.0 million, or 29.8%, to $348.2 million in 2002 compared with $268.2 million in 2001. The increase was from business generated by firms that were acquired in 2001 and 2002 as well as an increased volume of business from existing firms. Commissions and fees from new acquisitions was approximately $58.1 million in 2002. Commissions and fees from existing firms was approximately $290.1 million in 2002, an increase of $21.9 million, or 8.2%, from $268.2 million in 2001.

Cost of services

Commissions and fees. Commissions and fees expense increased $24.4 million, or 36.2%, to $91.9 million in 2002 compared with $67.5 million in 2001. The increase was due to acquisitions completed in 2001 and 2002 as well as an increased volume of business. As a percentage of revenue, commissions and fees expense increased to 26.4% in 2002 compared with 25.2% in 2001 indicating that, in the aggregate, our firms generated a greater portion of revenue through non-principal producers in 2002 than in 2001. Commission and fee expense from new acquisitions was approximately $8.2 million in 2002. Commission and fee expense from existing firms was approximately $83.7 million in 2002 compared with $77.4 million in 2001.

Operating expenses. Operating expenses at the acquired firm level increased $25.9 million, or 29.0%, to $115.3 million in 2002 compared with $89.4 million in 2001. The increase was primarily due to acquisitions completed in 2001 and 2002. Operating expenses at the acquired firm level increased in line with revenue. As a percentage of revenue, operating expenses at the acquired firm level was 33.1% in 2002 compared with 33.3% in 2001. Operating expenses from new acquisitions was approximately $17.5 million in 2002. Operating expenses from existing firms was approximately $97.8 million in 2002 compared with $89.4 million in 2001.

Management fees. Management fees increased $15.8 million, or 31.7%, to $65.6 million in 2002 compared with $49.8 million in 2001. The increase reflected the increased earnings of our firms due to acquisitions and internal growth. Management fees represented 46.8% of gross margin before management fees in 2002 compared with 44.8% in 2001. In 2002, a higher percentage of firms produced earnings at or above target earnings than in 2001, resulting in a greater proportion of earnings being paid out to principals and/or certain entities they own. Management fees as a percentage of revenue was 18.8% in 2002 compared with 18.6% in 2001.

Gross margin

Gross margin increased $13.9 million, or 22.6%, to $75.4 million in 2002 compared with $61.5 million in 2001. This rate was below the rate of growth in revenue due to greater use of non-principal producers, which increased commission and fee expense, and due to the faster growth of management fees as described above.

Corporate and other expenses

General and administrative. General and administrative expense increased $0.9 million, or 4.4%, to $21.4 million in 2002 compared with $20.5 million in 2001. The growth in general and administrative expenses remains well below the growth rate in total revenue. The increase was due primarily to increased costs associated with our cash management system that was fully implemented during 2002 and to increased costs of professional fees. General and administrative expense as a percentage of revenue was 6.2% in 2002 compared with 7.6% in 2001.

Option compensation. Option compensation expense decreased $10.1 million, or 50.5%, to $9.9 million in 2002 compared with $20.0 million in 2001. The decrease was due to the completion in 2001 and 2002 of the option measurement periods for the principals of 12 and 15 of the 27 founding firms, respectively, that earned options with a $10.00 exercise price under the first option incentive program. As a percentage of revenue, option compensation expense declined to 2.8% in 2002 from 7.5% in 2001.

Amortization. Amortization decreased $2.2 million, or 14.2%, to $13.3 million in 2002 compared with $15.5 million in 2001. Amortization expense declined despite an increase in goodwill and other intangible assets as of December 31, 2002 from December 31, 2001. The decline was due to the elimination of goodwill amortization beginning January 1, 2002. Amortization expense related to the amortization of goodwill was $5.5 million in 2001. As a percentage of revenue, amortization declined to 3.8% in 2002 from 5.8% in 2001.

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

Depreciation. Depreciation increased $0.3 million, or 10.7%, to $3.1 million in 2002 compared with $2.8 million in 2001. As a percentage of revenue, depreciation expense increased to 0.9% in 2002 from 1.1% in 2001.

Acquisition bonus and other. Acquisition bonus and other expense decreased $1.1 million to $(0.7) million in 2002 compared with $0.4 million in 2001. The decrease was due to the reversal of acquisition bonuses that were previously accrued as certain contingencies required for the payment of the bonuses were not met. As a percentage of revenue, acquisition bonus and other expense was 0.2% in 2001.

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

(3)	List of Exhibits:

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

3.3	By-Laws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

4.2	Form of Second Amended and Restated Stockholders Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

4.3	Form of Lock-up Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.1	Amended and Restated Credit Agreement, dated as of April 3, 2003, among National Financial Partners Corp., JPMorgan Chase Bank, as Administrative Agent, and the several Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on
Form S-1 (No. 333-105104) filed on May 9, 2003)

10.2	Employment Agreement, effective April 5, 1999, of Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-105104) filed on August 8, 2003)

10.3	Employment Agreement, effective January 1, 2003, of R. Bruce Callahan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-105104) filed on August 8, 2003)

10.4	Employment Agreement, effective January 1, 2003, of Robert R. Carter (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-105104) filed on August 8, 2003)

10.5	2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (No. 333-105104) filed on May 9, 2003)

10.6	2002 Stock Incentive Plan for Principals and Managers (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (No. 333-105104) filed on May 9, 2003)

Exhibit No.	Description

10.7	Lease, dated August 19, 1993, by and between Prentiss Properties Acquisition Partners and NFP Insurance Services, Inc., as amended (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

10.8	Lease, dated September 20, 2001, by and between Prentiss Properties Acquisition Partners and NFP Insurance Services, Inc., as amended (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-105104) filed on August 29, 2003)

10.9	Agreement of Lease, dated as of March 30, 2000, by and among The Equitable Life Assurance Society of the United States and Elas Securities Acquisition Corp., as Landlord, and the Company, as Tenant (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on
Form S-1 (No. 333-105104) filed on May 9, 2003)

10.10	Form of Senior Management and NFP Director Lockup Agreement Letter Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-105104) filed on August 22, 2003)

10.11	Form of NFP, NFPSI and NFPISI Employee Lockup Agreement Letter Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-105104) filed on August 22, 2003)

10.12	Employment Agreement, dated November 1, 2003, of Jeffrey A. Montgomery (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003)

10.13	2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-8 (No. 333-112348))

10.14	2000 Stock Incentive Plan for Principals and Managers (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-8 (No. 333-112348))

10.15	1998 Stock Incentive Plan for Principals and Managers (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-8 (No. 333-112348))

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Accountants

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

(b) Reports on Form 8-K:

The Company furnished the following report on Form 8-K during the fourth quarter ended December 31, 2003.

–	The Registrant furnished a report on Form 8-K on November 4, 2003, announcing the issuance of its earnings release for the third quarter and its Quarterly Financial Supplement for the period ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL FINANCIAL PARTNERS CORP.

By:	/S/ JESSICA M. BIBLIOWICZ
Name: Title: Date:	Jessica M. Bibliowicz President and Chief Executive Officer November 19, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/S/ JESSICA M. BIBLIOWICZ Jessica M. Bibliowicz	President, Chief Executive Officer and Director (Principal executive officer)	November 19, 2004

/S/ MARK C. BIDERMAN Mark C. Biderman	Executive Vice President and Chief Financial Officer (Principal financial officer and principal accounting officer)	November 19, 2004

/S/ STEPHANIE W. ABRAMSON Stephanie W. Abramson	Director	November 19, 2004

/S/ ARTHUR S. AINSBERG Arthur S. Ainsberg	Director	November 19, 2004

/S/ SHARI LOESSBERG Shari Loessberg	Director	November 19, 2004

/S/ MARC J. ROWAN Marc J. Rowan	Director	November 19, 2004

/S/ MARC E. BECKER Marc E. Becker	Director	November 19, 2004

INDEX TO FINANCIAL STATEMENTS

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

National Financial Partners Corp.

We have audited the accompanying consolidated balance sheets of National Financial Partners Corp. and its subsidiaries (the “Company”) as of December 31, 2003 and December 31, 2002 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Financial Partners Corp. and its subsidiaries at December 31, 2003 and December 31, 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002.

As discussed in Note 20, the Company has restated commissions and fees revenue and commissions and fees expense in the consolidated statements of operations for the years ended December 31, 2003, 2002 and 2001.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 12, 2004, except as to Note 20 which is as of November 19, 2004

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2003, 2002, and 2001

(in thousands, except per share amounts)

	2003 (Restated)	2002 (Restated)	2001 (Restated)
Revenue:
Commissions and fees	$464,426	$348,172	$268,164
Cost of services:
Commissions and fees	111,625	91,848	67,539
Operating expenses	150,280	115,286	89,389
Management fees	94,372	65,602	49,834

Total cost of services	356,277	272,736	206,762

Gross margin	108,149	75,436	61,402

Corporate and other expenses:
General and administrative (excludes option compensation)	24,439	21,423	20,472
Option compensation	199	9,866	19,967
Amortization and depreciation	21,209	16,427	18,312
Impairment of goodwill and intangible assets	9,932	1,822	4,394
Acquisition bonus and other	1,823	(747)	444
Loss (gain) on sale of subsidiaries	1,754	339	(738)

Total corporate and other expenses	59,356	49,130	62,851

Income (loss) from operations	48,793	26,306	(1,449)

Interest and other income	1,626	1,862	1,151
Interest and other expense	(3,580)	(3,438)	(3,523)

Net interest and other	(1,954)	(1,576)	(2,372)

Income (loss) before income taxes	46,839	24,730	(3,821)
Income tax expense	23,338	13,137	1,921

Net income (loss)	$23,501	$11,593	$(5,742)

Earnings (loss) per share:
Basic	$0.81	$0.45	$(0.24)

Diluted	$0.74	$0.40	$(0.24)

Weighted average shares outstanding:
Basic	29,021	25,764	24,162

Diluted	31,725	28,775	24,162

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

	For the Years ended December 31,
(in thousands, except per share amounts)	2003 (Restated)	2002 (Restated)
Revenue	$469,830	$390,447
Income before income taxes	$47,469	$34,049
Net income	$23,867	$16,998
Earnings per share—basic	$0.82	$0.63
Earnings per share—diluted	$0.75	$0.58

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

Note 20—Restatement Relating to Revenue and Commissions and Fees Expense

During the third quarter of 2004, the Company determined that a subsidiary had incorrectly applied the provisions of Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” effective beginning in 2000 to transactions in which it collected and remitted premiums on behalf of certain insurance carriers and their clients without acting as a principal or assuming the primary obligation in the relationship. The result was an overstatement of both commissions and fees revenue and commissions and fees expense by equal amounts. The restatement does not affect previously reported gross margin, income from operations, net income or net income per share. In addition, there is no effect on the consolidated statements of financial condition, changes in stockholders’ equity or cash flows for the previously issued financial statements. A summary of the effects of the restatement to reclassify these amounts for each of the three years in the period ended December 31, 2003 is as follows:

	For the Year ended December 31, 2003		For the Year ended December 31, 2002
(in thousands)	As Previously Reported	As Restated	As Previously Reported	As Restated
Revenue:
Commissions and fees	$479,577	$464,426	$361,071	$348,172
Cost of services:
Commissions and fees	$126,776	$111,625	$104,747	$91,848
Total cost of services	$371,428	$356,277	$285,635	$272,736

	For the Year ended December 31, 2001
(in thousands)	As Previously Reported	As Restated
Revenue:
Commissions and fees	$278,064	$268,164
Cost of services:
Commissions and fees	$77,439	$67,539
Total cost of services	$216,662	$206,762