Form 10-Q/A
period 2004-03-31
NATIONAL FINANCIAL PARTNERS CORP
filed 2004-11-19
CIK 1183186

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

EXPLANATORY NOTE

This amendment on Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the three month periods ended March 31, 2004 and March 31, 2003, as initially filed with the Securities and Exchange Commission (the “SEC”) on May 13, 2004, and is being filed to reflect the restatement of the Company’s consolidated financial statements for the three month periods ended March 31, 2004 and March 31, 2003, as discussed in Note 10 to the Company’s consolidated financial statements.

During the third quarter of 2004, the Company determined that a subsidiary had incorrectly applied the provisions of Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” effective beginning in 2000 to transactions in which it collected and remitted premiums on behalf of certain insurance carriers and their clients without acting as a principal or assuming the primary obligation in the relationship. The result was an overstatement of both commissions and fees revenue and commissions and fees expense by equal amounts. The restatement does not affect previously reported gross margin, income from operations, net income or net income per share. In addition, there is no effect on the consolidated statements of financial condition, changes in stockholders’ equity or cash flows for the previously issued financial statements. A summary of the effects of the restatement to reclassify these amounts for the three month periods ended March 31, 2004 and March 31, 2003 is as follows:

	Three Months Ended March 31, 2004		Three Months Ended March 31, 2003
(in thousands)	As Previously Reported	As Restated	As Previously Reported	As Restated
Revenue:
Commissions and fees	$135,225	$130,932	$96,992	$93,557
Cost of services:
Commissions and fees	$41,049	$36,756	$28,646	$25,211
Total cost of services	$108,480	$104,187	$78,189	$74,754

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited - in thousands, except per share data)

	Three Months Ended March 31,
	2004 (Restated)	2003 (Restated)
Revenue:
Commissions and fees	$130,932	$93,557

Cost of services:
Commissions and fees	36,756	25,211
Operating expenses	44,198	35,465
Management fees	23,233	14,078

Total cost of services	104,187	74,754

Gross margin	26,745	18,803

Corporate and other expenses:
General and administrative (excludes option compensation)	7,390	5,639
Option compensation	190	932
Amortization and depreciation	6,606	4,813

Total corporate and other expenses	14,186	11,384

Income from operations	12,559	7,419

Interest and other income	511	456
Interest and other expense	(596)	(902)

Net interest and other	(85)	(446)

Income before income taxes	12,474	6,973
Income tax expense	5,613	3,347

Net income	$6,861	$3,626

Earnings per share:
Basic	$0.21	$0.13

Diluted	$0.19	$0.12

Weighted average shares outstanding:
Basic	33,132	27,400

Diluted	36,251	29,851

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

All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2003, included in NFP’s Annual Report on Form 10-K/A filed November 19, 2004.

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

The following table summarizes the required disclosures of the pro forma combined entity, as if these acquisitions occurred at January 1, 2004 and 2003, respectively (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004 Restated	2003 Restated
Revenue	$134,179	$106,949
Income before taxes	$13,907	$13,591
Net income	$7,692	$7,464
Earnings per share – basic	$0.23	$0.26
Earnings per share – diluted	$0.21	$0.18

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

Note 10 – Restatement Relating to Revenue and Commissions and Fees Expense

During the third quarter of 2004, the Company determined that a subsidiary had incorrectly applied the provisions of Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” effective beginning in 2000 to transactions in which it collected and remitted premiums on behalf of certain insurance carriers and their clients without acting as a principal or assuming the primary obligation in the relationship. The result was an overstatement of both commissions and fees revenue and commissions and fees expense by equal amounts. The restatement does not affect previously reported gross margin, income from operations, net income or net income per share. In addition, there is no effect on the consolidated statements of financial condition, changes in stockholders’ equity or cash flows for the previously issued financial statements. A summary of the effects of the restatement to reclassify these amounts for the three month periods ended March 31, 2004 and March 31, 2003 is as follows:

	Three Months Ended March 31, 2004		Three Months Ended March 31, 2003
(in thousands)	As Previously Reported	As Restated	As Previously Reported	As Restated
Revenue:
Commissions and fees	$135,225	$130,932	$96,992	$93,557
Cost of services:
Commissions and fees	$41,049	$36,756	$28,646	$25,211
Total cost of services	$108,480	$104,187	$78,189	$74,754

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

See Note 10 to the consolidated financial statements for a discussion of the revenue and commissions and fees expense restatement for the three month periods ended March 31, 2004 and March 31, 2003. The restatement lowers revenue and expense by equal amounts and does not affect previously reported gross margin, income from operations, net income or net income per share. In addition, there is no effect on the consolidated statements of financial condition, changes in stockholders’ equity or cash flows. All financial information included in Management’s Discussion and Analysis of Financial Condition and Results of Operations has been restated to reflect the restated results.

Executive Overview

NFP is a leading independent distributor of financial services products primarily to high net worth individuals and growing entrepreneurial companies. Founded in 1998, and commencing operations on January 1, 1999, NFP has grown internally and through acquisitions and, as of March 31, 2004, operates a national distribution network with over 1,400 producers in 40 states and Puerto Rico operating through 135 owned firms and over 180 affiliated third-party distributors. Net income grew from $3.6 million during the three months ended March 31, 2003 to $6.9 million during the three months ended March 31, 2004. As a result of new acquisitions and the growth of previously acquired firms, revenue grew from $93.6 million during the three months ended March 31, 2003 to $130.9 million during the three months ended March 31, 2004.

NFP’s firms earn revenue that consists primarily of commissions and fees earned from the sale of financial products and services to their clients and incur commission and fee expense and operating expense in the course of earning this revenue. NFP pays management fees to non-employee principals of its firms based on the financial performance of each respective firm. Management refers to revenue earned by NFP’s firms minus the expenses of its firms, including management fees, as gross margin. Management uses gross margin as a measure of the performance of the acquired firms. Through acquisitions and internal growth, gross margin grew from $18.8 million, or 20.1% of revenues, during the three months ended March 31, 2003 to $26.8 million, or 20.4% of revenues, during the three months ended March 31, 2004.

Gross margin is offset by expenses that NFP incurs at the corporate level, including corporate and other expenses. Corporate and other expenses grew from $11.4 million during the three months ended March 31, 2003 to $14.2 million during the three months ended March 31, 2004. Corporate and other expenses include general and administrative expenses, which are the operating expenses of its corporate headquarters. General and administrative expenses grew from $5.7 million during the three months ended March 31, 2003 to $7.4 million during the three months ended March 31, 2004. General and administrative expenses as a percent of revenue declined from 6.1% during the three months ended March 31, 2003 to 5.7% during the three months ended March 31, 2004.

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

Expenses

The following table sets forth certain expenses as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2004 (Restated)	2003 (Restated)
Total revenue	100.0%	100.0%
Cost of services:
Commissions and fees	28.1	26.9
Operating expenses	33.8	37.9
Management fees	17.7	15.1

	79.6	79.9

Gross margin	20.4	20.1

Corporate and other expenses:
General and administrative (excludes option compensation)	5.7	6.1
Option compensation	0.2	1.0
Amortization	3.5	4.2
Depreciation	1.5	0.9

	10.9%	12.2%

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

The following table summarizes the results of operations of NFP’s firms for the periods presented and shows management fees as a percentage of gross margin before management fees:

	Three Months Ended March 31,
	2004 (Restated)	2003 (Restated)
Revenue:

Commissions and fees	$130,932	$93,557

Cost of services:
Commissions and fees	36,756	25,211
Operating expenses	44,198	35,465

Gross margin before management fees	49,978	32,881
Management fees	23,233	14,078

Gross margin	$26,745	$18,803
Management fees, as a percentage of gross margin before management fees	46.5%	42.8%

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

Three months ended March 31, 2004 compared with the three months ended March 31, 2003

The following table provides a comparison of NFP’s revenues and expenses for the periods presented:

	For the three months ended March 31,
	2004 (Restated)	2003 (Restated)	$ Change	% Change
	(in millions)
Statement of Operations Data:
Revenue:
Commissions and fees	$130.9	$93.6	$37.3	39.9%

Cost of services:
Commissions and fees	36.7	25.2	11.5	45.6
Operating expenses	44.2	35.5	8.7	24.5
Management fees	23.2	14.1	9.1	64.5

Total cost of services	104.1	74.8	29.3	39.2

Gross margin	26.8	18.8	8.0	42.5

Corporate and other expenses:
General and administrative (excludes option compensation)	7.4	5.7	1.7	29.8
Option compensation	0.2	0.9	(0.7)	(77.7)
Amortization	4.6	3.9	0.7	17.9
Depreciation	2.0	0.9	1.1	122.2

Total corporate and other expenses	14.2	11.4	2.8	24.5

Income from operations	12.6	7.4	5.2	70.2

Interest and other income	0.5	0.5	0.0	0.0
Interest and other expense	(0.6)	(0.9)	0.3	(33.3)

Net interest and other	(0.1)	(0.4)	0.3	(75.0)

Income before income taxes	12.5	7.0	5.5	78.5
Income tax expense	5.6	3.4	2.2	64.7

Net income	$6.9	$3.6	$3.3	91.6%

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

Revenue

Commissions and fees. Commissions and fees increased $37.3 million, or 39.9%, to $130.9 million in the three months ended March 31, 2004 compared with $93.6 million in the same period last year. The increase was due to an increased volume of business from NFP’s existing firms as well as business generated by firms that were acquired after the three months ended March 31, 2003 (“new acquisitions”). Approximately $17.2 million of the increase was due to business generated by new acquisitions, and approximately $20.1 million was a direct result of increased volume of business from NFP’s existing firms, including NFPSI and NFPISI.

Cost of services

Commissions and fees. Commissions and fees expense increased $11.5 million, or 45.6%, to $36.7 million in the three months ended March 31, 2004 compared with $25.2 million in the same period last year. The increase was principally due to an increased volume of business from NFP’s existing firms and business generated by new acquisitions. Approximately $5.0 million of the increase was due to business generated by new acquisitions, and approximately $6.5 million was due to increased volume of business from NFP’s existing firms. As a percentage of revenue, commissions and fees expense increased to 28.1% in the three months ended March 31, 2004 from 26.9% in the same period last year. The increase as a percentage of revenue was partially attributable to higher commission expense as a percentage of revenue from new acquisitions.

Operating expenses. Operating expenses increased $8.7 million, or 24.5%, to $44.2 million in the three months ended March 31, 2004 compared with $35.5 million in the same period last year. The increase was due to the operating expenses from new acquisitions and greater operating expenses at NFP’s existing firms associated with an increase in the volume of business generated. Approximately $4.3 million of the increase was due to operating expenses of new acquisitions, and approximately $4.4 million was a result of increased operating expenses at NFP’s existing firms. As a percentage of revenue, operating expenses declined to 33.8% in the three months ended March 31, 2004 from 37.9% in 2003. Operating expenses increased at a slower rate compared to revenue growth as firms realized the benefits of economies of scale.

Management fees. Management fees increased $9.1 million, or 64.5%, to $23.2 million in the three months ended March 31, 2004 compared with $14.1 million in the same period last year. The increase resulted primarily from higher earnings at NFP’s owned firms generated primarily through new acquisitions and internal growth of existing firms. Management fees represented 46.5% of gross margin before management fees in the three months ended March 31, 2004 compared with 42.8% in the same period last year. The increase is primarily a result of a higher percentage of NFP’s firms operating at or above target earnings in the three months ended March 31, 2004 compared with the same period last year, resulting in a greater proportion of management fees being accrued than in the prior period. Included in management fees is $0.8 million of accruals related to incentive payments expected to be paid out under incentive programs established for the firm principals. Management fees as a percentage of revenue increased to 17.7% in the three months ended March 31, 2004 from 15.1% in the same period last year.

Gross margin. Gross margin increased $8.0 million, or 42.5%, to $26.8 million in the three months ended March 31, 2004 compared with $18.8 million in the same period last year. Gross margin as a percentage of revenue increased to 20.4% in the three months ended March 31, 2004 from 20.1% in the same period last year as the growth in revenue was greater than the growth in total cost of services, which includes commissions and fees, operating expenses and management fees.

Corporate and other expenses

General and administrative. General and administrative expenses increased $1.7 million, or 29.8%, to $7.4 million in the three months ended March 31, 2004 compared with $5.7 million in the same period last year. The increase reflects approximately $1.1 million of additional expenses associated with operating as a public company, including increased directors and officers liability insurance premiums and the costs associated with stockholder services. In addition, NFP incurred approximately $0.3 million of expenses related to its secondary offering of common stock which was completed on April 2, 2004. In the three months ended March 31, 2004, NFP reversed a previously accrued expense of $0.4 million related to an acquisition incentive program for certain founding officers. As a percentage of revenue, general and administrative expense declined to 5.7% in the three months ended March 31, 2004 compared with 6.1% in the same period last year.

Option compensation. Option compensation expense decreased $0.7 million, or 77.7%, to $0.2 million in the three months ended March 31, 2004 compared with $0.9 million in the same period last year. In 2003, NFP accrued option compensation expense for options issued under an option incentive program for principals and certain employees of NFP firms related to the performance of those firms during the first three years following acquisition. This program expired in the fourth quarter of 2003. During the three months ended March 31, 2003, NFP accrued $0.9 million related to options granted to principals under this program and less than $0.1 million of option compensation expense for NFP’s stock-based employee compensation plans. During the three months ended March 31, 2004, NFP recorded option compensation expense of $0.2 million related to stock-based employee compensation plans. As a percentage of revenue, option compensation expense was 0.2% in the three months ended March 31, 2004 compared with 1.0% in the same period last year.

Amortization. Amortization increased $0.7 million, or 17.9%, to $4.6 million in the three months ended March 31, 2004 compared with $3.9 million in the same period last year. Amortization expense increased as a result of a 15% increase in net intangible assets resulting primarily from new acquisitions. As a percentage of revenue, amortization was 3.5% in the three months ended March 31, 2004 compared with 4.2% in the same period last year.

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

Contractual Obligations

There have been no material changes outside the ordinary course of the Company’s business to the Company’s total contractual cash obligations which are set forth in the table included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003, except that during the three months ended March 31, 2004, the Company borrowed $13.0 million under its credit facility.

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

Since that time, management has taken a series of steps in its ongoing process to improve control processes including those regarding the selection and application of GAAP and the review process of the implementation of accounting guidance to new transactions. Specifically, the Company has added personnel with financial reporting technical expertise and public company reporting experience, established a Disclosure Committee consisting of senior executives and sub-committees consisting of key operating personnel and have designed and implemented and are continuing the process of designing and implementing, new systems and procedures involving the Company’s general ledger and firm reporting capabilities, which are expected to enhance internal control processes.

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

National Financial Partners Corp.

Signature	Title	Date
/s/ JESSICA M. BIBLIOWICZ Jessica M. Bibliowicz	Chairman, President, Chief Executive Officer and Director	November 19, 2004

/s/ MARK C. BIDERMAN Mark C. Biderman	Executive Vice President and Chief Financial Officer	November 19, 2004