Form 10-Q/A
period 2004-06-30
NATIONAL FINANCIAL PARTNERS CORP
filed 2004-11-19
CIK 1183186

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

EXPLANATORY NOTE

This amendment on Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the three and six month periods ended June, 30, 2004 and June 30, 2003, as initially filed with the Securities and Exchange Commission (the “SEC”) on August 12, 2004, and is being filed to reflect the restatement of the Company’s consolidated financial statements for the three and six months periods ended June 30, 2004 and June 30, 2003, as discussed in Note 10 to the Company’s consolidated financial statements.

During the third quarter of 2004, the Company determined that a subsidiary had incorrectly applied the provisions of Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” effective beginning in 2000 to transactions in which it collected and remitted premiums on behalf of certain insurance carriers and their clients without acting as a principal or assuming the primary obligation in the relationship. The result was an overstatement of both commissions and fees revenue and commissions and fees expense by equal amounts. The restatement does not affect previously reported gross margin, income from operations, net income or net income per share. In addition, there is no effect on the consolidated statements of financial condition, changes in stockholders’ equity or cash flows for the previously issued financial statements. A summary of the effects of the restatement to reclassify these amounts for the three and six month periods ended June 30, 2004 and June 30, 2003 is as follows:

	Three Months Ended June 30, 2004		Three Months Ended June 30, 2003
(in thousands)	As Previously Reported	As Restated	As Previously Reported	As Restated
Revenue:
Commissions and fees	$156,341	$151,687	$119,273	$114,522
Cost of services:
Commissions and fees	$47,176	$42,522	$31,845	$27,094
Total cost of services	$121,493	$116,839	$92,534	$87,783

	Six Months Ended June 30, 2004		Six Months Ended June 30, 2003
(in thousands)	As Previously Reported	As Restated	As Previously Reported	As Restated
Revenue:
Commissions and fees	$291,566	$282,619	$216,265	$208,079
Cost of services:
Commissions and fees	$88,225	$79,278	$60,491	$52,305
Total cost of services	$229,973	$221,026	$170,723	$162,537

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited - in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004 (Restated)	2003 (Restated)	2004 (Restated)	2003 (Restated)
Revenue:
Commissions and fees	$151,687	$114,522	$282,619	$208,079

Cost of services:
Commissions and fees	42,522	27,094	79,278	52,305
Operating expenses	43,407	35,780	87,605	71,245
Management fees	30,910	24,909	54,143	38,987

Total cost of services	116,839	87,783	221,026	162,537

Gross margin	34,848	26,739	61,593	45,542

Corporate and other expenses:
General and administrative (excludes option compensation)	8,227	6,630	15,617	12,269
Option compensation	393	(1,064)	583	(132)
Amortization and depreciation	6,127	5,156	12,733	9,969
Impairment of goodwill and intangible assets	1,709	9,932	1,709	9,932
(Gain) on sale of subsidiaries	(145)	—	(145)	—

Total corporate and other expenses	16,311	20,654	30,497	32,038

Income from operations	18,537	6,085	31,096	13,504

Interest and other income	695	375	1,206	831

Interest and other expense	(410)	(1,123)	(1,006)	(2,025)

Net interest and other	285	(748)	200	(1,194)

Income before income taxes	18,822	5,337	31,296	12,310
Income tax expense	8,664	2,562	14,277	5,909

Net income	$10,158	$2,775	$17,019	$6,401

Earnings per share:

Basic	$0.30	$0.10	$0.51	$0.23

Diluted	$0.28	$0.09	$0.47	$0.21

Weighted average shares outstanding:
Basic	33,546	27,770	33,309	27,656

Diluted	36,554	30,306	36,358	30,089

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

The following table summarizes the required disclosures of the pro forma combined entity, as if these acquisitions occurred at January 1, 2004 and 2003, respectively (in thousands, except per share amounts):

	Six Months Ended June 30,
	2004 (Restated)	2003 (Restated)
Revenue	$288,812	$237,341
Income before taxes	$33,174	$23,848
Net income	$18,108	$13,093
Earnings per share – basic	$0.54	$0.46
Earnings per share – diluted	$0.50	$0.42

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

Note 10 – Restatement Relating to Revenue and Commissions and Fees Expense

During the third quarter of 2004, the Company determined that a subsidiary had incorrectly applied the provisions of Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal Versus Net as an Agent,” effective beginning in 2000 to transactions in which it collected and remitted premiums on behalf of certain insurance carriers and their clients without acting as a principal or assuming the primary obligation in the relationship. The result was an overstatement of both commissions and fees revenue and commissions and fees expense by equal amounts. The restatement does not affect previously reported gross margin, income from operations, net income or net income per share. In addition, there is no effect on the consolidated statements of financial condition, changes in stockholders’ equity or cash flows for the previously issued financial statements. A summary of the effects of the restatement to reclassify these amounts for the three and six month periods ended June 30, 2004 and June 30, 2003 is as follows:

	Three Months Ended June 30, 2004		Three Months Ended June 30, 2003
(in thousands)	As Previously Reported	As Restated	As Previously Reported	As Restated
Revenue:
Commissions and fees	$156,341	$151,687	$119,273	$114,522
Cost of services:
Commissions and fees	$47,176	$42,522	$31,845	$27,094
Total cost of services	$121,493	$116,839	$92,534	$87,783

	Six Months Ended June 30, 2004		Six Months Ended June 30, 2003
(in thousands)	As Previously Reported	As Restated	As Previously Reported	As Restated
Revenue:
Commissions and fees	$291,566	$282,619	$216,265	$208,079
Cost of services:
Commissions and fees	$88,225	$79,278	$60,491	$52,305
Total cost of services	$229,973	$221,026	$170,723	$162,537

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

See Note 10 to the consolidated financial statements for a discussion of the revenue and commissions and fees expense restatement for the three and six month periods ended June 30, 2004 and June 30, 2003. The restatement lowers revenue and expense by equal amounts and does not affect previously reported gross margin, income from operations, net income or net income per share. In addition, there is no effect on the consolidated statements of financial condition, changes in stockholders’ equity or cash flows. All financial information included in Management’s Discussion and Analysis of Financial Condition and Results of Operations has been restated to reflect the restated results.

Executive Overview

NFP is a leading independent distributor of financial services products primarily to high net worth individuals and growing entrepreneurial companies. Founded in 1998, and commencing operations on January 1, 1999, NFP has grown internally and through acquisitions and, as of June 30, 2004, operates a national distribution network with over 1,500 producers in 40 states and Puerto Rico operating through 138 owned firms and over 190 affiliated third-party distributors. Net income grew from $6.4 million during the six months ended June 30, 2003 to $17.0 million during the six months ended June 30, 2004. As a result of new acquisitions and the growth of previously acquired firms, revenue grew from $208.1 million during the six months ended June 30, 2003 to $282.6 million during the six months ended June 30, 2004. Firms are considered to be “new acquisitions” during the first twelve months following acquisition by NFP.

NFP’s firms earn revenue that consists primarily of commissions and fees earned from the sale of financial products and services to their clients and incur commission and fee expense and operating expense in the course of earning this revenue. NFP pays management fees to non-employee principals of its firms based on the financial performance of each respective firm. Management refers to revenue earned by NFP’s firms minus the expenses of its firms, including management fees, as gross margin. Management uses gross margin as a measure of the performance of the acquired firms. Through acquisitions and internal growth, gross margin grew from $45.5 million, or 21.9% of revenue, during the six months ended June 30, 2003 to $61.6 million, or 21.8% of revenue, during the six months ended June 30, 2004.

Gross margin is offset by expenses that NFP incurs at the corporate level, including corporate and other expenses. Corporate and other expenses decreased from $32.0 million during the six months ended June 30, 2003 to $30.5 million during the six months ended June 30, 2004, primarily due to a decrease in impairment of goodwill and net intangible assets, partially offset by an increase in corporate general and administrative expenses. General and administrative expenses grew from $12.2 million during the six months ended June 30, 2003 to $15.6 million during the six months ended June 30, 2004 primarily due to certain costs related to operating as a public company. General and administrative expenses as a percent of revenue declined from 5.9% during the six months ended June 30, 2003 to 5.5% during the six months ended June 30, 2004.

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

Expenses

The following table sets forth certain expenses as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004 (Restated)	2003 (Restated)	2004 (Restated)	2003 (Restated)
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of services:
Commissions and fees	28.1	23.7	28.0	25.1
Operating expenses	28.6	31.3	31.0	34.3
Management fees	20.4	21.7	19.2	18.7

Total cost of services	77.1	76.7	78.2	78.1

Gross margin	22.9	23.3	21.8	21.9

Corporate and other expenses:
General and administrative (excludes option compensation)	5.4	5.8	5.5	5.9
Option compensation	0.3	(1.0)	0.2	(0.1)
Amortization	3.2	3.6	3.3	3.8
Depreciation	0.8	1.0	1.2	1.0
Impairment of goodwill and intangible assets	1.1	8.6	0.6	4.8
(Gain) on sale of subsidiary	(0.1)	0.0	0.0	0.0

Total corporate and other expenses	10.7%	18.0%	10.8%	15.4%

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

The following table summarizes the results of operations of NFP’s firms for the periods presented and shows management fees as a percentage of gross margin before management fees (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004 (Restated)	2003 (Restated)	2004 (Restated)	2003 (Restated)
Revenue:
Commissions and fees	$151,687	$114,522	$282,619	$208,079

Cost of services:
Commissions and fees	42,522	27,094	79,278	52,305
Operating expenses	43,407	35,780	87,605	71,245

Gross margin before management fees	65,758	51,648	115,736	84,529
Management fees	30,910	24,909	54,143	38,987

Gross margin	$34,848	$26,739	$61,593	$45,542
Management fees, as a percentage of gross margin before management fees	47.0%	48.2%	46.8%	46.1%

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

Three months ended June 30, 2004 compared with the three months ended June 30, 2003

The following table provides a comparison of NFP’s revenue and expenses for the periods presented:

	Three Months Ended June 30,
	2004 (Restated)	2003 (Restated)	$ Change	%Change
	(in millions)
Statement of Operations Data:
Revenue:
Commissions and fees	$151.7	$114.5	$37.2	32.5%

Cost of services:
Commissions and fees	42.6	27.1	15.5	57.2
Operating expenses	43.4	35.8	7.6	21.2
Management fees	30.9	24.9	6.0	24.1

Total cost of services	116.9	87.8	29.1	33.1

Gross margin	34.8	26.7	8.1	30.3

Corporate and other expenses:
General and administrative (excludes option compensation)	8.2	6.6	1.6	24.2
Option compensation	0.4	(1.1)	1.5	NM
Amortization	4.8	4.1	0.7	17.1
Depreciation	1.3	1.1	0.2	18.2
Impairment of goodwill and intangible assets	1.7	9.9	(8.2)	(82.8)
(Gain) on sale of subsidiary	(0.1)	—	(0.1)	NM

Total corporate and other expenses	16.3	20.6	(4.3)	(20.9)

Income from operations	18.5	6.1	12.4	203.3

Interest and other income	0.7	0.4	0.3	75.0
Interest and other expense	(0.4)	(1.1)	0.7	(63.6)

Net interest and other	0.3	(0.7)	1.0	NM

Income before income taxes	18.8	5.4	13.4	248.1
Income tax expense	8.6	2.6	6.0	230.8

Net income	$10.2	$2.8	$7.4	264.3%

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

Revenue

Commissions and fees. Commissions and fees increased $37.2 million, or 32.5%, to $151.7 million in the three months ended June 30, 2004 compared with $114.5 million in the same period last year. The increase was due to an increased volume of business from NFP’s existing firms as well as business generated by new acquisitions. Approximately $19.9 million of the increase was due to business generated by new acquisitions, and approximately $17.3 million was a direct result of increased volume of business from NFP’s existing firms, including NFPSI and NFPISI.

Cost of services

Commissions and fees. Commissions and fees expense increased $15.5 million, or 57.2%, to $42.6 million in the three months ended June 30, 2004 compared with $27.1 million in the same period last year. The increase was principally due to an increased volume of business from NFP’s existing firms and business generated by new acquisitions. Approximately $8.2 million of the increase was due to business generated by new acquisitions, and approximately $7.3 million was due to increased volume of business from NFP’s existing firms. As a percentage of revenue, commissions and fees expense increased to 28.1% in the three months ended June 30, 2004 from 23.7% in the same period last year. The increase as a percentage of revenue was primarily attributable to the impact of two acquisitions completed early in 2004, both of which are wholesale operations that pay out a relatively high percentage of revenue in the form of commissions to producers.

Operating expenses. Operating expenses increased $7.6 million, or 21.2%, to $43.4 million in the three months ended June 30, 2004 compared with $35.8 million in the same period last year. The increase was due to the operating expenses from new acquisitions and greater operating expenses at NFP’s existing firms associated with an increase in the volume of business generated. Approximately $2.9 million of the increase was due to operating expenses of new acquisitions, and approximately $4.7 million was a result of increased operating expenses at NFP’s existing firms. As a percentage of revenue, operating expenses declined to 28.6% in the three months ended June 30, 2004 from 31.3% in the same period in 2003. The Company believes that revenue growth and the reduction in firm operating expenses as a percentage of revenue post-acquisition is an indication of the efficiency of the Company’s operating structure.

Management fees. Management fees increased $6.0 million, or 24.1%, to $30.9 million in the three months ended June 30, 2004 compared with $24.9 million in the same period last year. The increase resulted from higher earnings at NFP’s owned firms generated primarily through new acquisitions and internal growth of existing firms. Management fees represented 47.0% of gross margin before management fees in the three months ended June 30, 2004 compared with 48.2% in the same period last year. The level of management fees as a percentage of revenue in the year-ago period reflected the strong performance of firms in the second quarter following a relatively weak first quarter of 2003. Since management fees are accrued based on the year-to-date performance of each firm relative to base and target earnings, an improvement in firm performance particularly early in the year will lead to higher rates of management fees as a percentage of gross margin before management fees. In the second quarter of 2004, management fees as a percentage of revenue reflected the strong overall performance of firms as well as an $0.8 million accrual for anticipated payments related to ongoing incentive programs (there was no such accrual in the second quarter of 2003 since most of the firms, whose principals are eligible to participate in these programs, had not yet achieved earnings at a level to require additional accruals). Management fees as a percentage of revenue decreased to 20.4% in the three months ended June 30, 2004 from 21.7% in the same period last year.

Gross margin. Gross margin increased $8.1 million, or 30.3%, to $34.8 million in the three months ended June 30, 2004 compared with $26.7 million in the same period last year. Gross margin as a percentage of revenue decreased to 22.9% in the three months ended June 30, 2004 from 23.3% in the same period last year as the growth in total cost of services, driven by commission and fee expense, exceeded the growth in revenue.

Corporate and other expenses

General and administrative. General and administrative expenses increased $1.6 million, or 24.2%, to $8.2 million in the three months ended June 30, 2004 compared with $6.6 million in the same period last year. The increase in general and administrative expenses was largely attributable to the additional costs associated with operating as a public company subsequent to NFP’s initial public offering which occurred in September 2003. These costs include additional personnel, increased directors and officers liability insurance premiums, fees for independent members of the board of directors, shareholder services and investor relations. In addition, the Company incurred non-recurring costs associated with corporate governance initiatives, including those implemented to meet the requirements set forth under the Sarbanes-Oxley legislation. The 2003 quarter included a $1.8 million one-time production bonus related to the achievement of specific milestones over a thirty-nine month period by an insurance marketing platform acquired in 2000. There is no further contingent obligation related to the performance of this unit. As a percentage of revenue, general and administrative expense declined to 5.4% in the three months ended June 30, 2004 compared with 5.8% in the same period last year.

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

Amortization. Amortization increased $0.7 million, or 17.1%, to $4.8 million in the three months ended June 30, 2004 compared with $4.1 million in the same period last year. Amortization expense increased primarily as a result of a 13% increase in net intangible assets resulting primarily from new acquisitions. As a percentage of revenue, amortization was 3.2% in the three months ended June 30, 2004 compared with 3.6% in the same period last year.

Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets decreased $8.2 million, or 82.8%, to $1.7 million in the three months ended June 30, 2004 compared with $9.9 million in the same period last year. The impairment in the 2003 period was related to five of the Company’s firms. The impairment in the current period related to four firms. In connection with these charges, the Company reduced the carrying value of the identifiable intangible assets and goodwill associated with these firms to their fair value. As a percentage of revenue, impairment of goodwill and intangible assets was 1.1% in the three months ended June 30, 2004 compared with 8.6% in the same period last year.

Depreciation. Depreciation expense increased $0.2 million, or 18.2%, to $1.3 million in the three months ended June 30, 2004 compared with $1.1 million in the same period last year. The increase in depreciation resulted from an increase in the number of owned firms and capital expenditures at the Company’s existing firms. As a percentage of revenue, depreciation expense was 0.8% in the three months ended June 30, 2004 compared with 1.0% in the same period last year.

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

Six months ended June 30, 2004 compared with the six months ended June 30, 2003

The following table provides a comparison of NFP’s revenue and expenses for the periods presented:

	Six Months Ended June 30,
	2004 (Restated)	2003 (Restated)	$ Change	% Change
	(in millions)
Statement of Operations Data:
Revenue:
Commissions and fees	$282.6	$208.1	$74.5	35.8%

Cost of services:
Commissions and fees	79.2	52.3	26.9	51.4
Operating expenses	87.6	71.3	16.3	22.9
Management fees	54.2	39.0	15.2	39.0

Total cost of services	221.0	162.6	58.4	35.9

Gross margin	61.6	45.5	16.1	35.4

Corporate and other expenses:
General and administrative (excludes option compensation)	15.6	12.2	3.4	27.9
Option compensation	0.6	(0.1)	0.7	NM
Amortization	9.4	8.0	1.4	17.5
Depreciation	3.3	2.0	1.3	65.0
Impairment of goodwill and intangible assets	1.7	9.9	(8.2)	(82.8)
(Gain) on sale of subsidiary	(0.1)	—	(0.1)	NM

Total corporate and other expenses	30.5	32.0	(1.5)	(4.7)

Income from operations	31.1	13.5	17.6	130.4

Interest and other income	1.2	0.8	0.4	50.0
Interest and other expense	(1.0)	(2.0)	1.0	(50.0)

Net interest and other	0.2	(1.2)	1.4	NM
Income before income taxes	31.3	12.3	19.0	154.5
Income tax expense	14.3	5.9	8.4	142.4

Net income	$17.0	$6.4	$10.6	165.6%

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

Revenue

Commissions and fees. Commissions and fees increased $74.5 million, or 35.8%, to $282.6 million in the six months ended June 30, 2004 compared with $208.1 million in the same period last year. The increase was due to an increased volume of business from NFP’s existing firms as well as business generated from new acquisitions. Approximately $37.2 million of the increase was due to business generated by new acquisitions and approximately $37.3 million was a direct result of increased volume of business from NFP’s existing firms, including NFPSI and NFPISI.

Cost of services

Commissions and fees. Commissions and fees expense increased $26.9 million, or 51.4%, to $79.2 million in the six months ended June 30, 2004 compared with $52.3 million in the same period last year. The increase was principally due to increased volume of business from NFP’s existing firms and business generated by new acquisitions. Approximately $13.2 million of the increase was due to business generated by new acquisitions, and approximately $13.7 million was due to increased volume of business from NFP’s existing firms. As a percentage of revenue, commissions and fees expense increased to 28.0% in the six months ended June 30, 2004 from 25.1% in the same period last year. The increase as a percentage of revenue was primarily attributable to the impact of two acquisitions completed early in 2004, both of which are wholesale operations that pay out a relatively high percentage of revenue in the form of commissions to producers.

Operating expenses. Operating expenses increased $16.3 million, or 22.9%, to $87.6 million in the six months ended June 30, 2004 compared with $71.3 million in the same period last year. The increase was due to the operating expenses from new acquisitions and greater operating expenses at NFP’s existing firms associated with an increase in the volume of business generated. Approximately $7.2 million of the increase was due to operating expenses of new acquisitions and approximately $9.1 million was a result of increased operating expenses at NFP’s existing firms. As a percentage of revenue, operating expenses declined to 31.0% in the six months ended June 30, 2004 from 34.3% in the same period in 2003. Operating expenses increased at a slower rate than revenue as firms realized the benefits of economies of scale.

Management fees. Management fees increased $15.2 million, or 39.0%, to $54.2 million in the six months ended June 30, 2004 compared with $39.0 million in the same period last year. The increase principally resulted from higher earnings at NFP’s owned firms generated primarily through new acquisitions and internal growth of existing firms. Management fees represented 46.8% of gross margin before management fees in the six months ended June 30, 2004 compared with 46.1% in the same period last year. In the first six months of 2004, management fees as a percentage of revenue reflected an $1.5 million accrual for anticipated payments related to ongoing incentive programs (there was no such accrual in the second quarter of 2003 since most of the firms, whose principals are eligible to participate in these programs, had not yet achieved earnings at a level to require additional accruals). Management fees as a percentage of revenue increased to 19.2% in the six months ended June 30, 2004 from 18.7% in the same period last year.

Gross margin. Gross margin increased $16.1 million, or 35.4%, to $61.6 million in the six months ended June 30, 2004 compared with $45.5 million in the same period last year. Gross margin as a percentage of revenue was 21.8% in the six months ended June 30, 2004 and 21.9% in the same period in 2003. Increases in commissions and fees and management fees as a percentage of revenue were offset by a reduction in firm operating expenses as a percentage of revenue.

Corporate and other expenses

General and administrative. General and administrative expenses increased $3.4 million, or 27.9%, to $15.6 million in the six months ended June 30, 2004 compared with $12.2 million in the same period last year. This increase was largely the result of certain costs associated with operating as a public company. These costs include additional personnel, increased directors and officers liability insurance premiums, fees for independent members of the board of directors, shareholder services and investor relations. In addition, the Company incurred non-recurring costs associated with corporate governance initiatives, including those implemented to meet the requirements set forth under the Sarbanes-Oxley legislation. Included in the six months ended June 30, 2003 was a $1.8 million production bonus related to the achievement of specific milestones over a thirty-nine month period by an insurance marketing platform acquired in 2000. There is no further contingent obligation related to the performance of this unit. As a percentage of revenue, general and administrative expense declined to 5.5% in the six months ended June 30, 2004 compared with 5.9% in the same period last year.

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

Amortization. Amortization increased $1.4 million, or 17.5%, to $9.4 million in the six months ended June

30, 2004 compared with $8.0 million in the same period last year. Amortization expense increased primarily as a result of a 13% increase in net intangible assets resulting primarily from new acquisitions. As a percentage of revenue, amortization was 3.3% in the six months ended June 30, 2004 compared with 3.8% in the same period last year.

Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets decreased $8.2 million, or 82.8%, to $1.7 million in the six months ended June 30, 2004 compared with $9.9 million in the same period last year. The impairment in the 2003 period was related to five of the Company’s firms. The impairment in the current period related to four firms. In connection with these charges, the Company reduced the carrying value of the identifiable intangible assets and goodwill associated with these firms to their fair value. As a percentage of revenue, impairment of goodwill and intangible assets was 0.6% in the six months ended June 30, 2004 compared with 4.8% in the same period last year.

Depreciation. Depreciation expense increased $1.3 million, or 65.0%, to $3.3 million in the six months ended June 30, 2004 compared with $2.0 million in the same period last year. The increase in depreciation resulted from an increase in the number of owned firms and a higher level of capital expenditures as some firms moved into newer or larger facilities, purchased office furniture and made investments in new technology. In addition, approximately $0.7 million of the increase resulted from the March 2004 completion of a comprehensive review of depreciable assets held at the Company’s owned firms. As a percentage of revenue, depreciation expense increased to 1.2% in the six months ended June 30, 2004 from 1.0% in the same period last year.

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

Contractual Obligations

There have been no material changes outside the ordinary course of the Company’s business to the Company’s total contractual cash obligations which are set forth in the table included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003.

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