Form 10-K
period 2004-12-31
NATIONAL FINANCIAL PARTNERS CORP
filed 2005-03-16
CIK 1183186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

Commission File Number: 001-31781

NATIONAL FINANCIAL PARTNERS CORP.

(Exact name of registrant as specified in its charter)

Delaware	13-4029115
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

787 Seventh Avenue, 11th Floor, New York, New York	10019
(Address of principal executive offices)	(Zip Code)

(212) 301-4000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.10 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The aggregate market value of the voting common stock held by non-affiliates of the registrant on June 30, 2004 was $834,965,297

The number of outstanding shares of the registrant’s Common Stock, $0.10 par value, as of March 9, 2005 was 34,609,719.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2005 Annual Meeting of Stockholders to be held May 10, 2005 are incorporated by reference in this Form 10-K in response to Part III.

NATIONAL FINANCIAL PARTNERS CORP.

Form 10-K

For the Year Ended December 31, 2004

Forward-Looking Statements

National Financial Partners Corp. and its subsidiaries and their representatives may from time to time make verbal or written statements, including certain statements in this report, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may include discussions concerning revenue, expenses, earnings, cash flow, dividends, capital structure, credit facilities, market and industry conditions, premium and commission rates, interest rates, contingencies, the direction or outcome of regulatory investigations, income taxes and NFP’s operations. In some cases, you can identify forward-looking statements by the words “may,” “will,” “should,” “anticipate,” “expect,” “intend,” “plan,” “believe,” “estimate,” “predict,” “project,” “target,” “continue,” “potential” and similar expressions of a future or forward-looking nature.

Forward-looking statements are based on beliefs and assumptions made by management using currently available information, such as market and industry materials, experts’ reports and opinions, and trends. These statements are only predictions and are not guarantees of future performance. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by a forward-looking statement. These factors include, without limitation:

•	NFP’s success in acquiring high quality independent financial services distribution firms;

•	competition in the business of providing financial services to the high net worth and entrepreneurial corporate markets;

•	NFP’s ability, through its operating structure, to respond quickly to operational or financial situations and to grow its business;

•	NFP’s ability to effectively manage its business through the principals of its firms;

•	the impact of legislation or regulations in jurisdictions in which NFP’s subsidiaries operate, including the possible adoption of comprehensive and exclusive federal regulation over all interstate insurers;

•	changes in tax laws, including the elimination or modification of the federal estate tax and any change in the tax treatment of life insurance products;

•	changes in premiums and commission rates;

•	adverse results or other consequences from litigation, arbitration or regulatory investigations, including those related to compensation agreements with insurance companies;

•	adverse results or other consequences from higher than anticipated compliance costs, including those related to expenses arising from internal reviews of business practices;

•	uncertainty in the insurance industry arising from investigations into certain business practices by various governmental authorities and related litigation;

•	the reduction of NFP’s revenues and earnings due to the elimination or modification of compensation arrangements, including contingent compensation arrangements;

•	changes in interest rates or general economic conditions;

•	the occurrence of adverse economic conditions or an adverse regulatory climate in New York, Florida or California;

•	the loss of services of key members of senior management;

•	the availability or adequacy of errors and omissions insurance or other types of insurance coverage protection; and

•	NFP’s ability to facilitate smooth succession planning at its firms.

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

Overview

We are a leading independent distributor of financial services products primarily to high net worth individuals and growing entrepreneurial companies. Founded in 1998, we have grown internally and through acquisitions and, as of December 31, 2004, operate a national distribution network with over 1,700 producers in 41 states and Puerto Rico consisting of 144 owned firms and over 200 affiliated third-party distributors. We target the high net worth and growing entrepreneurial corporate markets because of their growth potential and the desire of customers within these markets for more personalized service. We define the high net worth market as households with investible assets of at least $1 million, and we seek to target the segment of that market having net worth, excluding primary residence, of at least $5 million. We define the growing entrepreneurial corporate market as businesses with less than 1,000 employees. We believe our management approach affords our firms the entrepreneurial freedom to serve their clients most effectively while having access to the resources of a national distribution organization. At the same time, we maintain internal controls that allow us to oversee our nationwide operations. Our senior management team is composed of experienced financial services leaders who have direct experience building and operating sizeable distribution-related companies.

National Financial Partners Corp., or NFP, operates as a bridge between large financial services products manufacturers and our network of independent financial services distributors. We believe we enhance the competitive position of independent financial services distributors by offering access to a wide variety of products and a high level of marketing and technical support. We also provide financial and intellectual capital to further enhance the business expansion of our firms. For the large financial services products manufacturers, we represent an efficient way to access a large number of independent distributors and their customers. We believe we are one of the largest distributors within the independent distribution channel for many of the leading financial services products manufacturers serving our target markets. We currently have relationships with many industry leading manufacturers, including AIG American General, American Funds, Fidelity Advisor, GE Financial, The Hartford, ING, John Hancock, Lincoln Financial Group, Manulife, MetLife, Pacific Life, Phoenix Life Insurance Company and Travelers Life and Annuity. These relationships provide a higher level of dedicated marketing and underwriting support and other benefits to many of our firms than is generally available on their own. For further information about these relationships, see “—Operations—NFPISI.”

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

Our principal and executive offices are located at 787 Seventh Avenue, 11th Floor, New York, New York, 10019 and the telephone number is (212) 301-4000. On our website, www.nfp.com, we post the following filings as soon as reasonably practicable after they are electronically filed or furnished with the Securities and Exchange Commission, or the SEC: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or Exchange Act. All such filings on our website are available free of charge.

Industry Background

We believe that we are well positioned to capitalize on a number of trends in the financial services industry, including:

•	Long-term growth in the high net worth market. According to Spectrem Group a financial services industry research and consulting firm, the number of households with net worth, excluding primary residence, in excess of $5 million (the segment of the high net worth market we generally target) grew at an estimated compounded annual rate of 11.8% during the period from 1996 to 2003.

•	Need for wealth transfer products. We expect the need for wealth transfer products and services to increase dramatically in the future. In 1999 the Social Welfare Research Institute at Boston College estimated that (based on certain assumptions about future economic growth, rates of household savings and asset value) at least $12 trillion of intergenerational asset transfers would occur over the next twenty years. Transfers of this magnitude will affect individuals, businesses and institutions alike.

•	Growth of employer-sponsored benefit plans. According to the Employee Benefit Research Institute, total spending on employee benefits, excluding retirement benefits, grew from an estimated $428 billion in 1999 to an estimated $616 billion in 2003, accounting for approximately 9.8% of employers’ total spending on compensation in 2003. Of the $616 billion, approximately 81% was related to health benefits, with the balance spent on other benefits. To augment employer-sponsored plans, many businesses have started to make available to their employees supplemental benefits products, such as individual life, long-term care and disability insurance. We believe that these factors will continue to provide us with significant growth opportunities especially among the small and medium-size corporations we target for the sale of corporate benefits products and services. According to the U.S. Census Bureau, in 2001, there were approximately 2.2 million businesses employing between 5 and 999 employees.

•	Demand for unbiased solutions. We believe that customers are increasingly demanding unbiased advice from the financial services industry and that the independent distribution channel is best positioned to offer this service. Distributors in this channel use an “open architecture” approach. This approach allows them to provide access to a wide range of products from a variety of manufacturers of their choice to their clients. This is often necessary to create tailored financial solutions for high net worth individuals and growing entrepreneurial companies.

•	Size of the independent distribution channel. According to Cerulli Associates, assets under management in the independent distribution channel was $1.5 trillion as of December 31, 2003. We believe this market has been driven by the increasing demand for customer choice, which is well served by the unbiased, open architecture approach used by the independent distribution channel. This distribution channel is also well suited to the development of personal relationships that facilitate the long-term nature of the sales process to high net worth individuals and growing entrepreneurial companies.

•

Continued consolidation within the financial services industry. Within the financial services industry, both manufacturers and distributors have undergone tremendous consolidation as financial services companies have sought to broaden their business platforms and gain economies of scale. According to Thomson Financial, since January 1, 1997, over 5,900 financial services mergers and other consolidation transactions have been completed in the United States and we believe that this trend will continue. This ongoing consolidation makes it more difficult for entrepreneurs in the independent distribution channel to compete and succeed. As consolidation increases, we believe the products and services requirements and economies of scale required to compete effectively for our target customers will increase. Additionally, we believe it will become more difficult for entrepreneurs to gain access to the most competitive products and terms from financial services products manufacturers as the manufacturers grow in size. We believe we provide a unique opportunity for entrepreneurs in the independent distribution channel to compete and succeed in a consolidating industry.

Growth Strategy

Our goal is to achieve superior long-term returns for our stockholders, while establishing ourselves as one of the premier independent distributors of financial services products and services on a national basis to our target markets. To help accomplish this goal, we intend to focus on the following key areas:

•	Capitalize on the growth of our attractive target markets. Our producers target customers in the high net worth and growing entrepreneurial corporate markets which have grown and whose demand for financial services we believe will continue to grow. We have built our distribution system by attracting specialists targeting these markets, and we expect to continue to enhance our network by adding additional producers.

•	Foster and enhance growth within our firms. Our firms have achieved an internal revenue growth rate of 24% in 2000, 15% in 2001, 5% in 2002, 14% in 2003, and 16% in 2004. We focus on acquiring high quality firms and employ a management structure that maintains the entrepreneurial spirit of our firms. Additionally, we have structured our acquisitions to establish strong incentives for the principals whose firms we acquire to continue to grow the businesses and make them increasingly profitable. We enhance the core growth potential of the firms by providing them with the benefits of being part of a national organization. These benefits include access to dedicated insurance underwriting and other support services, financial and intellectual capital, technology solutions, cross-selling facilitation, regulatory compliance support, assistance in growing their firms through acquisitions and succession planning.

•	Continue to acquire high quality independent firms. We believe that substantial opportunities exist for further growth through disciplined acquisitions of high quality firms. We believe our target market for acquisitions includes over 4,000 life insurance and wealth transfer, corporate benefits and financial planning firms. We have demonstrated an ability to identify and acquire leading independent firms. As of December 31, 2004, we have acquired 166 firms and reviewed over 950 acquisition opportunities since our founding. As a result, we have substantial experience in selecting and acquiring high quality firms. We believe that the independent distribution channel is under increasing pressure to continue its consolidation trend. With our strong experience, reputation and capital base, we believe we are well positioned to take advantage of additional acquisition opportunities. From time to time, we examine opportunities to acquire firms that serve our target markets and provide products or services other than those in our three key areas. We may acquire one or more of these firms.

•	Realize further value through economies of scale. We contract with leading financial services products manufacturers for access to product and technical support by our owned firms and our affiliated third-party distributors. This allows us to aggregate the buying power of a large number of distributors, which can enhance the level of underwriting and other support received by our firms.

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

This channel includes independent financial advisors and financial planners and independent insurance agents and brokers. It does not include, among others, national wirehouses, affiliates of private banks or commercial banks (many of whom sell the products of companies other than their own). Nonetheless, we compete for customers with all of these types of entities. See “—Competition.”

The independent distribution channel is different from other methods of financial services distribution in a number of ways. Rather than the standard employer-employee relationship found in many other types of distribution, such as broker-dealers (for example, wirehouses and regional brokerage firms) or insurance companies, participants in the independent distribution channel are independent contractors. Distributors who choose to work in the independent channel tend to be entrepreneurial individuals who strive to develop personalized relationships with their clients. Often, these distributors started their careers with traditional broker-dealer firms or insurance companies, with highly structured product arrangements, and left these highly structured environments in favor of a more flexible environment. For the distributors in the independent distribution channel, building strong client relationships is imperative as they rely largely on their own reputations to prospect for new clients, in contrast to other types of distributors that rely on a parent company to provide substantial advertising and branding efforts.

Broker-dealers serving the independent channel, such as NFPSI, often referred to as independent broker-dealers, tend to offer extensive product and financial planning services and heavily emphasize packaged products such as mutual funds, variable annuities and wrap fee programs. We believe that broker-dealer firms serving the independent channel tend to be more responsive to the product and service requirements of their registered representatives than wirehouses or regional brokerage firms. For each of the five years ended December 31, 2004, commission payouts to registered representatives of NFPSI have exceeded 90% of commission income, which is significantly higher than many securities firms operating outside the independent distribution channel and higher, on average, than many firms within the independent distribution channel.

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

Life insurance and wealth transfer services

The life insurance products and wealth transfer services that our firms offer to clients assist them in growing and preserving their wealth over the course of their lives, developing a plan for their estate upon death and planning for business succession and for charitable giving. Our firms evaluate the near term and long term financial needs of clients and design a plan that we believe best suits the clients’ needs. The life insurance products that our firms distribute provide clients with a number of investment, premium payment and tax deferment alternatives in addition to tailored death benefits.

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

Our firms serve their client base by providing some or all the products and services summarized below in one or more of the following primary areas:

Life Insurance and Wealth Transfer Services

Products	Services

• Term life insurance	• Estate planning

• Individual whole, universal and variable life insurance	• Wealth accumulation • Financial planning

• Survivorship whole, universal and variable life insurance	• Closely-held business planning • Retirement distribution

• Private placement variable life insurance	• Life settlements

• Fixed and variable annuities	• Case design

• Preferred underwriting with select carriers

• Charitable giving planning

Corporate and Executive Benefits

Corporate Benefits Products	Corporate Benefits Services

• Fully insured health plans	• International employee benefit consulting

• Self-funded health plans including stop loss coverage	• COBRA administration • Human resource consulting

• Group dental insurance	• Flexible spending administration

• Group life insurance	• Consolidated billing

• Disability insurance	• Enrollment administration

• Voluntary employee benefits	• Benefit communication

• Long term care	• Benchmarking analysis

• Multi-life individual disability

• 401(k)/403(b) plans

• Group variable annuity programs

• Flexible spending accounts

• Employee assistance programs

• Prescription plans

• Workers’ compensation plans

Executive Benefits Products	Executive Benefits Services

• Corporate-owned life insurance	• Plan design consulting

• Bank-owned life insurance	• Plan administration

• Plan funding analysis

• Plans include:

– Non-qualified plans for highly compensated executives

– Qualified and non-qualified stock option programs

– Group term carve-out plans

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

We typically utilize a unique acquisition and operational structure which:

•	aligns the interests of the principals of the firms we acquire with NFP;

•	rewards future growth of our firms;

•	provides us with significant protection against earnings shortfalls at our acquired firms and participation in their growth; and

•	makes us attractive to other independent distributors that seek an acquisition partner.

Under our acquisition structure, we acquire 100% of the equity of independent financial services products distribution businesses on terms that are relatively standard across our acquisitions. To determine our acquisition price, we first estimate the annual operating cash flow of the business to be acquired based on current levels of revenue and expense. For this purpose, we define operating cash flow as cash revenue of the business less cash and non-cash expenses, other than amortization, depreciation and compensation to the business’s owners or individuals who subsequently become principals. We refer to this estimated annual operating cash flow as “target earnings.” Our acquisition price is a multiple (generally in a range of five to six times) of a portion of the target earnings, which we refer to as “base earnings.” Base earnings average 47% of target earnings for all firms owned at December 31, 2004. In determining base earnings, our general rule is not to exceed an amount equal to the recurring revenue of the business. By recurring revenue, we mean revenue from sales previously made (such as renewal commissions on insurance products, commissions and administrative fees for ongoing benefit plans and mutual fund trail commissions) and fees for assets under management.

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

Additional purchase consideration is often paid to the former owners based on satisfying specified internal growth thresholds over the three-year period following the acquisition. In some cases, additional purchase consideration is also paid over a shorter period. The principals retain responsibility for day-to-day operations of the firms for an initial five-year term, renewable annually thereafter by the principals and/or certain entities they own, subject to termination for cause and supervisory oversight as required by applicable securities and insurance laws and regulations and the terms of our management agreements. The principals are responsible for ordinary course operational decisions, including personnel, culture and office location, subject to the oversight of the board of directors of the acquired business. Non-ordinary course transactions require the unanimous consent of the board of directors of the acquired business, which always includes a representative of NFP’s management. The principals also maintain the primary relationship with clients and, in some cases, vendors. Our structure allows principals to continue to operate in an entrepreneurial environment, while also providing the principals a significant economic interest in the business after the acquisition through the management fees. Generally, all of our firms must transition their financial operations to our cash management and payroll systems, and beginning in 2005, our common general ledger. Additionally, most principals must transition their broker-dealer registrations to, and be supervised in connection with their securities activities by, our broker-dealer, NFPSI.

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

From time to time, we have overvalued certain businesses we acquired or found that the business of one of our firms is temporarily or permanently adversely impacted by changes in the markets that it serves. To date, we have restructured eleven transactions. These restructures generally result in either temporary or permanent reductions in base and target earnings and the principals paying us cash, NFP stock, notes or combinations thereof.

On several occasions, we disposed of a firm by selling the operating companies back to the principal(s) for one or more of the following reasons: non-performance, change of business interests of a principal or other issues personal to a principal. Principals generally buy back businesses by surrendering all of our common stock and paying cash or giving us a note. To date, we have disposed of nine firms.

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

Contingent consideration arrangements

In order to better determine the economic value of the businesses we acquire, we have incorporated contingent consideration, or earnout, provisions into the structure of acquisitions that we have made since the beginning of 2001. These arrangements generally result in the payment of additional consideration to the sellers upon the firm’s satisfaction of certain compounded growth rate thresholds over the three-year period following the closing of the acquisition. In a small number of cases, contingent consideration may also be payable after shorter periods. As of December 31, 2004, 57 acquisitions have included contingent consideration features. Contingent consideration is considered to be additional purchase consideration and is accounted for as part of the purchase price of our acquired firms when the outcome of the contingency is determinable beyond a reasonable doubt.

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

The performance incentive calculation for a firm with base earnings of $500,000, target earnings of $1,000,000 and a new incentive target (based on average earnings during the first three years following acquisition of $1,331,000) would be as follows:

Performance Incentive Calculation

Assumed Earnings

Year 1	$1,663,750
Year 2	$2,079,688
Year 3	$2,599,609
Total earnings	$6,343,047
Implied growth rate	25%
Excess earnings (total earnings less three times incentive target)	$2,350,047
NFP share (excess earnings x ratio of base/target)	$1,175,023
% of NFP’s share of growth paid to the manager	30%
Value of incentive (NFP share of excess earnings x 30%)	$352,507
Maximum additional cash payment—assumes 100% of incentive earned is paid in stock ($0.50 for every $1.00 of value of stock)	$176,254
Total incentive payment	$528,761

For all incentive programs, earnings levels from which growth is measured are adjusted upward for sub-acquisitions and may be adjusted upward for certain capital expenditures.

Operations

We believe that preserving the entrepreneurial culture of our firms is important to their continued growth. We do not typically integrate the sales, marketing and processing operations of our acquired firms, but allow the principals to continue to operate in the same entrepreneurial environment that made them successful before the acquisition, subject to our oversight and control. We do, however, provide cost efficient services, including common payroll, and beginning in 2005, common general ledger and accounts payable processing, to support back office and administrative functions, which are used by the acquired firms.

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

NFPISI

NFPISI is a licensed insurance agency and an insurance marketing organization with 316 member organizations, including 107 owned firms and 209 other firms we do not own, as of December 31, 2004. We refer to these other firms as our affiliated third-party distributors. NFPISI facilitates interaction among its members and provides services to its members. It also holds contracts with selected insurance and benefit manufacturers, which generally offer support for technology investments, co-development of tailored products for use by our producers, enhanced and dedicated underwriting, customer service and other benefits not generally available without such relationships.

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

NFPISI services both third-party distributors as well as NFP firms. Third-party distributors that elect to become members in NFPISI’s life insurance marketing organization pay an initiation and annual membership fee. NFPISI actively solicits new members among qualified independent distributors of financial services products who desire the benefits of being part of a large distribution network whether or not they desire to be acquired by us. NFP firms can also gain access to some of the benefits and services provided by NFPISI without becoming a member of the life insurance marketing organization.

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

When a firm makes a sub-acquisition, we typically contribute a portion of the cost of the sub-acquisition in the same ratio as base earnings is to target earnings. The principals of the firm are responsible for contributing the remaining portion of the cost. In most cases, we advance the principal’s contribution which is typically repaid with interest over a term of three to five years. The repayment of these loans has priority over the payment of management fees. In almost all cases, base and target earnings of the firm making the sub-acquisition are adjusted upward for the sub-acquisition.

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

Payroll System

Since the beginning of 2004, we have used a common payroll system for all employees of our owned firms. The common payroll system allows us to effectively monitor and control new hires, terminations, benefits and any other changes to compensation because all changes are centralized.

General Ledger System

Beginning in 2005, we are implementing a comprehensive centralized general ledger system for all of our firms. The general ledger system has been designed to accommodate the varied needs of our individual firms and will permit them to select one of two platforms in which to manage their business. The shared-service platform is designed to provide firms with a greater level of support from our corporate office while continuing to provide firm principals flexibility in the decision-making process. The self-service platform is designed for our larger firms that have a full complement of accounting staff and require less support from our corporate office. When fully implemented, approximately 20% of our firms are expected to operate on the self-service platform. The remaining firms will operate on the shared-service platform. We expect this process to be completed for existing firms by mid-2006. As firms are acquired they will be transitioned to one of the two platforms, generally, within 90 days.

Internal Audit

We continue to build an internal audit function, which reports to the Audit Committee of the Board of Directors and has the responsibility for planning and performing periodic audits throughout the Company.

Operating Committee

Our operating committee typically evaluates those capital expenditure requests by firms that are in excess of $50,000, as well as all new leases. It reviews firm performance and management fee advances compared with earned management fees to determine if a reduction or cutoff of such advances is warranted. It directs efforts toward helping under-performing firms improve and, if the under-performance is deemed to be of a long-term nature, directs restructuring activities. The operating committee is composed of eight members: our chief executive officer, chief financial officer, general counsel, chief accounting officer, executive vice-president—marketing and firm operations, senior vice president—mergers and acquisitions, senior vice president—technology and members of executive management of NFPISI and NFPSI.

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

Corporate Headquarters

Our New York headquarters provides support for our acquired firms. Corporate activities, including mergers and acquisitions, legal, finance and accounting, marketing and operations and technology are centralized in New

York. Our mergers and acquisitions team identifies targets, performs due diligence and negotiates acquisitions. Our legal team is heavily involved in the acquisition process, in addition to handling our general corporate and regulatory needs. Finance and accounting is responsible for working with each firm to ensure timely and accurate reporting. In addition, finance and accounting is responsible for consolidation of our financial statements at the corporate level. Our operations team works with our firms to identify opportunities for joint-work and cross-selling and to identify and resolve operational issues.

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

Our internal audit team is based in our New York headquarters with additional full-time personnel in our Austin, Texas facility.

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

Although the size of the high net worth market decreased in 2002 and 2001, this segment grew in 2003 as compared to 2002 according to Spectrem Group. We believe that the current economic and stock market environment may lead high net worth persons to increase their demand for the specialized services we offer in order to continue to meet their financial goals. Our firms experienced an internal revenue growth rate of 5% in 2002, 14% in 2003 and 16% in 2004, which we believe was driven in part by this increased demand.

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

State insurance laws grant supervisory agencies, including state insurance departments, broad regulatory authority. State insurance regulators and the National Association of Insurance Commissioners continually reexamine existing laws and regulations, some of which affect us. These supervisory agencies regulate, among other things, the licensing of insurance brokers and agents and other insurance intermediaries, regulation of the handling and investment of third-party funds held in a fiduciary capacity and the marketing and compensation practices of insurance brokers and agents. This continual reexamination may result in the enactment of laws and regulations, or the issuance of interpretations of existing laws and regulations, that adversely affect our business. More restrictive laws, rules or regulations may be adopted in the future that could make compliance more difficult and expensive.

Most of our subsidiaries are licensed to engage in the insurance agency and brokerage business in most of the jurisdictions where we do business. In addition, the insurance laws of all United States jurisdictions require individuals who engage in agency, brokerage and certain other insurance service activities to be licensed personally. These laws also govern the sharing of insurance commissions with third parties. We believe that any payments made by us, including payment of management fees, are in compliance with applicable insurance laws. However, should any insurance department take the position, and prevail, that certain payments by us violate the insurance laws relating to the payment or sharing of commissions, that insurance department could require that we stop making those payments or that the entities receiving those payments become licensed. In addition, if this were to occur, the insurance department could impose fines or penalties on us. We believe, however, that we could continue to operate our business by requiring that these entities be licensed or by making payments directly to licensed individuals.

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

Recently, the insurance industry has been subject to a significant level of scrutiny by various regulatory bodies, including state attorneys general and insurance departments, concerning certain practices within the insurance industry. These practices include, without limitation, the receipt of contingent commissions by insurance brokers and agents from insurance companies and the extent to which such compensation has been disclosed, bid rigging and related matters. As a result of these and related matters, including actions taken by the New York Attorney General’s office beginning in April 2004, there have been a number of proposals to modify various state laws and regulations regarding insurance agents and brokers, including proposals by the California Insurance Commissioner and the National Association of Insurance Commissioners. These proposals, if one or more are adopted, could impose new legal obligations, including disclosure obligations, on us with respect to the insurance and other financial products we market. In addition, a committee of the United States Senate held hearings on these issues in November 2004. Any changes that are adopted by the federal government or the states where we market insurance could adversely affect our revenues and financial results.

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

Employees

As of December 31, 2004, we had approximately 1,600 employees. We believe that our relations with our employees are satisfactory. None of our employees is represented by a union.

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

Even if we are successful in acquiring firms, we may be adversely affected if the acquired firms do not perform as expected. The firms we acquire may perform below expectations after the acquisition for various reasons, including legislative or regulatory changes that affect the products in which a firm specializes, the loss of key clients after the acquisition closed, general economic factors that impact a firm in a direct way and the cultural incompatibility of an acquired firm’s management team with us. The failure of firms to perform as expected at the time of acquisition may have an adverse effect on our internal earnings and revenue growth rates, and may result in impairment charges and/or generate losses or charges to NFP’s earnings if the firms are disposed. As of December 31, 2004, out of a total of 166 acquired firms, we have disposed of nine firms and restructured our relationship with the principals of another eleven firms due to these factors.

Competition in our industry is intense and, if we are unable to compete effectively, we may lose clients and our financial results may be negatively affected.

The business of providing financial services to high net worth individuals and growing entrepreneurial companies is highly competitive and we expect competition to intensify. Our firms face competition in all aspects of their business, including life insurance, wealth transfer and estate planning, corporate and executive benefits, and financial planning and investment advisory services. See “Business–Competition” for a listing of some of our more prominent competitors. Our firms compete for clients on the basis of reputation, client service, program and product offerings and their ability to tailor products and services to meet the specific needs of a client.

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

Our operating strategy and structure may make it difficult to respond quickly to regulatory, operational or financial problems and to grow our business, which could negatively affect our financial results.

NFP operates through firms that report their results to our corporate headquarters on a monthly basis. We have implemented cash management and management information systems that allow us to monitor the overall performance and financial activities of our firms. However, if our firms delay either reporting results or informing corporate headquarters of a negative business development such as the possible loss of an important client or relationship with a financial services products manufacturer or a threatened professional liability or other claim or regulatory inquiry or other action, NFP may not be able to take action to remedy the situation on a timely basis. This in turn could have a negative effect on our financial results. In addition, if one of our firms were to report inaccurate financial information, NFP might not learn of the inaccuracies on a timely basis and be able to take corrective measures promptly, which could negatively affect NFP’s ability to report our financial results.

In addition, due in part to our management approach, we may have difficulty helping our firms grow their business. Our failure to facilitate internal growth, cross-selling and other growth initiatives among our firms may negatively impact our earnings or revenue growth.

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

General economic and market factors, such as changes in interest rates or declines or significant volatility in the securities markets, can affect our commission and fee income. These factors can affect the volume of new sales and the extent to which clients keep their policies in force year after year or maintain funds in accounts we manage. Equity returns and interest rates can have a significant effect on the sale of many employee benefit programs whether they are financed by life insurance or other financial instruments. For example, if interest rates increase, competing products offering higher returns could become more attractive to potential purchasers than the programs and policies we market and distribute. Further, a decrease in stock prices can have a significant effect on the sale of financial services products that are linked to the stock market, such as variable life insurance, variable annuities, mutual funds and managed accounts. In addition, a portion of our earnings is derived from fees, typically based on a percentage of assets under management, for our firms offering financial advice and related services to clients. Further, our firms earn recurring commission revenue on certain products over a period after the initial sale, provided the customer retains the product. These factors may lead customers to surrender or terminate their products, ending these recurring revenues. A portion of our earnings is derived from commissions and override payments from manufacturers of financial services products that are based on the volume, persistency and profitability of business generated by us. If investors were to seek alternatives to our firms’ financial planning advice and services or to our firms’ insurance products and services, it could have a negative impact on our revenue. We cannot guarantee that we will be able to compete with alternative products if these market forces make our firms’ products and services unattractive to clients. Finally, adverse general economic conditions may cause potential customers to defer or forgo the purchase of products that our firms sell, for example, to invest more defensively or to surrender products to increase personal cash flow. General economic and market factors may also slow the rate of growth, or lead to a decrease in the size, of the high net worth market and the number of small and medium-size corporations. For example, the size of the high net worth market decreased in 2001 and 2002, in part due to these factors, including in particular the decline in the equity markets. Further, assets under management in the independent distribution channel for financial services products declined in 2002 as a result of the same factors.

If we are required to write down goodwill and other intangible assets, our financial condition and results would be negatively affected.

When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. As of December 31, 2004, goodwill of $281.2 million, net of accumulated amortization of $15.2 million, represented 51.5% of our total stockholders’ equity. As of December 31, 2004, other intangible assets, including book of business, management contracts and trade name, of $273.2 million, net of accumulated amortization of $74.5 million, represented 50.0% of our total stockholders’ equity.

On January 1, 2002, we adopted Statement of Financial Standards, or SFAS, No. 142 which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill and intangible assets deemed to have indefinite lives no longer be amortized but instead be tested for impairment at least annually (or more frequently if impairment indicators arise). Other intangible assets will continue to be amortized over their useful lives. In accordance with SFAS No. 142, we recognized an impairment loss on goodwill and identifiable intangible assets not subject to amortization of $0.8 million, $5.7 million, and $2.4 million for the years ended December 31, 2002, 2003 and 2004, respectively.

On January 1, 2002, we adopted SFAS No. 144. In accordance with SFAS No. 144, long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We recognized an impairment loss on identifiable intangible assets subject to amortization of $1.0 million, $4.2 million, and $2.4 million for the years ended December 31, 2002, 2003 and 2004, respectively.

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

State insurance laws grant supervisory agencies, including state insurance departments, broad regulatory authority. State insurance regulators and the National Association of Insurance Commissioners continually reexamine existing laws and regulations, some of which affect us. These supervisory agencies regulate, among other things, the licensing of insurance brokers and agents and other insurance intermediaries, regulation of the handling and investment of third-party funds held in a fiduciary capacity and the marketing and compensation practices of insurance brokers and agents. This continual reexamination may result in the enactment of laws and regulations, or the issuance of interpretations of existing laws and regulations, that adversely affect our business. More restrictive laws, rules or regulations may be adopted in the future that could make compliance more difficult and expensive.

Several of our subsidiaries, including NFPSI, are registered broker-dealers. The regulation of broker-dealers is performed, to a large extent, by the SEC and self-regulatory organizations, principally the NASD and the national securities exchanges, such as the NYSE. Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales practices, trading practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure, recordkeeping and the conduct of directors, officers and employees. Violations of applicable laws or regulations can result in the imposition of fines or censures, disciplinary actions, including the revocation of licenses or registrations, and reputational damage. Recently, federal, state and other regulatory authorities have focused on, and continue to devote substantial attention to, the mutual fund and variable annuity industries. It is difficult at this time to predict whether changes resulting from new laws and regulations will affect the industry or our business and, if so, to what degree.

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

Our business is subject to risks related to litigation and regulatory actions.

From time to time, we are subject to lawsuits and other claims arising out of our business operations, including actions relating to the suitability of financial services products we sold to customers and complaints arising out of industry-wide scrutiny of contingent commissions practices. The outcome of these actions cannot be predicted, and no assurance can be given that such litigation or actions would not have a material adverse effect our results of operations and financial condition.

Recently, the insurance industry has been subject to a significant level of scrutiny by various regulatory bodies, including state attorneys general and insurance departments, concerning certain practices within the insurance industry. These practices include, without limitation, the receipt of contingent commissions by insurance brokers and agents from insurance companies and the extent to which such compensation has been disclosed, bid rigging and related matters. As a result of these and related matters, including actions taken by the New York Attorney General’s office beginning in April 2004, there have been a number of proposals to modify various state laws and regulations regarding insurance agents and brokers, including proposals by the California

Insurance Commissioner and the National Association of Insurance Commissioners. These proposals, if one or more are adopted, could impose new legal obligations, including disclosure obligations, on us with respect to the insurance and other financial products we market. In addition, a committee of the United States Senate held hearings on these issues in November 2004. Any changes that are adopted by the federal government or the states where we market insurance could adversely affect our revenues and financial results.

Some of our firms have received subpoenas and other informational requests from governmental authorities, including the New York Attorney General’s Office, seeking information regarding compensation arrangements and related matters. These appear to be similar to those received by other insurance intermediaries in their respective states. Given the current regulatory environment and the number of our firms operating in local markets throughout the country, it is possible that additional subpoenas or other inquiries will be received. We have and will continue to cooperate fully with all governmental agencies.

In addition, we are conducting a voluntary internal review of the policies and practices of our insurance operations under the supervision of outside counsel. The review includes an examination of the Company’s client disclosure practices, bidding procedures and contingent compensation arrangements. Substantial work has been completed including, among other things, a comprehensive review of the Company’s corporate headquarters. To date, neither the Company nor outside counsel has discovered any evidence of bid rigging or fictitious or inflated quotes involving collusion with insurance carriers. Although substantial work has also been undertaken at certain of the Company’s key subsidiaries, we are continuing to review such subsidiaries with a focus on, among other things, compensation arrangements and their impact, if any, on the placement of insurance. The Company continues to evaluate its compensation arrangements with insurance carriers and to strengthen its organizational controls. Our internal review has and will continue to result in significant legal and other costs. We cannot predict at this time the outcome of the internal review or the effect that any current or future litigation, investigations and regulatory activity will have on our business or the insurance industry in general. It is possible that we will become subject to further investigations and have lawsuits filed against us. Our involvement in any investigations and lawsuits would cause us to incur additional legal and other costs and, if we were found to have violated any laws, we could be required to pay fines, damages and other costs, perhaps in material amounts. Furthermore, we could be materially adversely affected by the negative publicity for the insurance brokerage industry related to these proceedings, and by any new industry wide regulations or practices that may result from these proceedings.

In addition, legislative, legal and regulatory developments concerning financial services products we provide may negatively affect our business and financial results. Continuing investigations and proceedings regarding late trading and market timing in connection with mutual funds and variable insurance products could result in new industry-wide legislation, rules or regulations that could significantly affect distributors of financial services products such as ourselves. Similar to certain mutual fund and insurance companies and other broker-dealers, NFPSI has been contacted by the NASD and requested to provide information relating to market timing and late trading. NFPSI is cooperating with the regulatory authorities. Although we are not aware of any systemic problems with respect to market timing and late trading that would have a material adverse effect on our consolidated financial position, we cannot predict the course that the existing inquiries and areas of focus may take or the impact that any new laws, rules or regulations may have on our business and financial results.

The geographic concentration of our firms could leave us vulnerable to an economic downturn or regulatory changes in those areas, resulting in a decrease in our revenue.

Our firms located in New York produced approximately 13.9%, 13.5%, and 12.2% of our revenue for the years ended December 31, 2002, 2003 and 2004, respectively. Our firms located in Florida produced approximately 13.4%, 14.0% and 15.4% of our revenue for the years ended December 31, 2002, 2003 and 2004, respectively. Our firms located in California produced approximately 13.3%, 11.9%, and 11.3% of our revenue for the years ended December 31, 2002, 2003 and 2004, respectively. The concentration of revenue in New York and California decreased from the year ended December 31, 2002 to the year ended December 31, 2004 due primarily to the acquisition of firms located in other states. The concentration of revenue in Florida increased due to the acquisition of several Florida-based firms and the growth of certain of our firms located in Florida.

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

Our success substantially depends on our ability to attract and retain key members of our senior management team and the principals of our firms. If we lose one or more of these key employees or principals, our ability to successfully implement our business plan and the value of our common stock could be materially adversely affected. Jessica M. Bibliowicz, the chairman of our board of directors, president and chief executive officer, is particularly important to our company. Although she has an employment agreement, there can be no assurance that she will serve the term of her employment agreement or renew her employment agreement upon expiration. Other than with respect to Ms. Bibliowicz and many of the principals of our firms, we do not maintain key person life insurance policies.

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

The market for many life insurance products we sell is based in large part on the favorable tax treatment, including the tax-free build up of cash values, that these products receive relative to other investment alternatives. A change in the tax treatment of the life insurance products we sell or a determination by the IRS that certain of these products are not life insurance contracts for federal tax purposes could remove many of the tax advantages policyholders seek in these policies. In addition, the IRS from time to time releases guidance on the tax treatment of products we sell. For example, the IRS recently released guidance on the valuation of certain life insurance products that are designed for the qualified retirement plan market. If the provisions of the tax code change or new federal tax regulations and IRS rulings and releases are issued in a manner that would make it more difficult for holders of these insurance contracts to qualify for favorable tax treatment or subject holders to special tax reporting requirements, the demand for the life insurance contracts we sell could decrease, which may reduce our revenue and negatively affect our business.

In February 2005, the Office of Management and Budget released the President’s Fiscal Year 2006 Budget proposals. Under current law, both death benefits and accrual of cash value under a life insurance contract are treated favorably for Federal income tax purposes. The proposals include a provision that, if adopted, would apply an excise tax to amounts received under certain life insurance contracts to which a charity and a person other than the charity have had an interest. With certain unidentified exceptions, the administration proposes to impose a nondeductible 25 percent excise tax to death benefits, dividends, withdrawals, loans or surrenders under a life insurance contract entered into after February 7, 2005 if: (1) a charity has ever had a direct or indirect ownership in the contract; and (2) a person other than a charity has ever had a direct or indirect interest in the same contract (including an interest in an entity holding an interest in that contract). This provision, if adopted, could adversely impact, among other things, the utility of insurance strategies involving charitable giving of life insurance policy benefits when the policy is or has been owned by someone other than the charity, and our revenue from the sale of policies pursuant to such strategies could materially decline.

On October 22, 2004, President Bush signed into law H.R. 4520, the “American Jobs Creation Act of 2004,” which included provisions affecting deferred compensation arrangements for taxable and tax-exempt employers. The legislation created new Section 409A of the Internal Revenue Code which applies to voluntary deferred compensation arrangements, supplemental executive retirement plans, stock appreciation rights and certain other arrangements which have the effect of deferring compensation. Section 409A generally applies to compensation deferrals made after December 31, 2004. Among other things, Section 409A modifies the times at which distributions are permitted from nonqualified deferred compensation arrangements and will require that elections to defer compensation be made earlier than is current practice for many plans. The United States Treasury Department and the IRS issued their initial guidance regarding Section 409A, Notice 2005-1, on December 20, 2004. This initial guidance provides for the transition to the new rules contained in Section 409A and further guidance is expected during 2005. Certain of our firms sell deferred compensation plans and many of these plans will have to be modified in accordance with these new rules. During the transition period, it is expected that our applicable firms will modify these plans to comply with the new rules contained in Section 409A. Because of the time and effort required to come into compliance with the new rules, our revenue may be reduced during the transition period. We cannot predict the long-term impact that the new rules will have on us.

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

Since our inception, we have successfully resolved by settlement or favorable disposition in litigation or arbitration approximately forty errors and omissions claims against different acquired firms. Each claim was covered by liability insurance. Approximately thirty-six errors and omissions claims are currently pending against different acquired firms. We believe there is liability insurance coverage available for most of these claims. Although management does not believe that these claims, either individually or in the aggregate, will materially impact our business, financial condition or results of operations, there can be no assurance that we will successfully dispose of or settle these claims or that insurance coverage will be available or adequate to pay the amounts of any award or settlement.

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

We advance management fees monthly to principals and/or certain entities they own. We set each principal’s and/or such entity’s management fee amount after estimating how much operating cash flow the firm the principal and/or such entity manages will produce. If the firm produces less operating cash flow than what we estimated, an overadvance may occur, which may negatively affect our financial condition and results. Further, since contractually we are unable to unilaterally adjust payments to the principals and/or certain entities they own until after a three, six or nine-month calculation period depending on the firms, we may not be able to promptly take corrective measures, such as adjusting the monthly management fee lower or requiring the principal and/or such entity to repay the overadvance within a limited time period. In addition, if a principal and/or certain entities they own fail to repay an overadvance in a timely manner and any security we receive from the principal and/or such entities for the overadvance is insufficient, our financial condition and results may be negatively affected.

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

Our corporate headquarters are located in New York City, where we lease approximately 35,200 square feet of space. Our subsidiaries NFPSI and NFPISI lease approximately 38,600 square feet of space in Austin, Texas. In addition, our firms lease properties for use as offices throughout the United States. We believe that our existing properties are adequate for the current operating requirements of our business and that additional space will be available as needed.

Item 3.	Legal Proceedings

We are involved in a variety of claims, lawsuits and other disputes as well as investigations by various regulatory authorities arising in the ordinary course of business. Management believes the resolution of these matters and the incurrence of their related costs and expenses should not have a material adverse effect on our consolidated results of operations or financial condition.

In addition, we, along with over twenty other unrelated insurance brokers and insurers, are defendants in four putative class actions filed by alleged policyholders. Two of these actions were filed in the United States District Court for the Northern District of Illinois, one was filed in the United States District Court for the Northern District of California and one was filed in the United States District Court for the District of New Jersey. These actions assert, on behalf of a class of persons who purchased insurance through the broker defendants, claims arising from the conduct alleged in the New York Attorney General’s civil complaint against Marsh Inc. and Marsh & McLennan Companies, Inc. We dispute the allegations in these actions and intend to defend the actions vigorously. Additional complaints may be filed against us in various courts alleging claims arising from the conduct alleged in the New York Attorney General’s complaint. Our ultimate liability, if any, in the pending and possible future suits is uncertain and subject to contingencies that are not yet known.

Some of our firms have received subpoenas and other informational requests from governmental authorities, including the New York Attorney General’s Office, seeking information regarding compensation arrangements and related matters. These appear to be similar to those received by other insurance intermediaries in their respective states. Given the current regulatory environment and the number of our firms operating in local markets throughout the country, it is possible that additional subpoenas or other inquiries will be received. We have and will continue to cooperate fully with all governmental agencies.

We cannot predict at this time the outcome or the effect that any current or future regulatory activity will have on our business. It is possible that we will become subject to further governmental inquiries and subpoenas and have lawsuits filed against us. Our ultimate liability, if any, in connection with these matters and any possible future such matters is uncertain and subject to contingencies that are not yet known. For further information about these matters, see “Item 1. Business—Risks Relating to Our Company—Our business is subject to risks related to litigation and regulatory actions.”

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of 2004.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

Our shares of common stock have been traded on the NYSE under the symbol “NFP” since our initial public offering in September 2003. Prior to that time, there was no public market for our common stock.

On March 15, 2005, the last reported sales price of the common stock was $42.55 per share, as reported on the NYSE. As of March 8, 2005 there were 574 common stockholders of record. These figures do not include stockholders with shares held under beneficial ownership in nominee name, which are estimated to be in excess of 2,370.

The following table sets forth the high and low intraday prices of our common stock for the periods indicated as reported on the NYSE.

2003	High	Low	Dividends
Third Quarter (beginning September 18)	$28.10	$25.70	$0.00
Fourth Quarter	$28.17	$24.71	$0.10

2004	High	Low	Dividends
First Quarter	$33.99	$27.14	$0.10
Second Quarter	$36.27	$29.12	$0.10
Third Quarter	$37.37	$31.45	$0.10
Fourth Quarter	$39.35	$22.47	$0.12

On February 17, 2005, our board of directors declared a $0.12 per share of common stock quarterly cash dividend. The dividend will be payable on April 17, 2005 to stockholders of record at the close of business on March 17, 2005. We currently expect to continue to pay quarterly cash dividends on our common stock. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, earnings, legal requirements and other factors as the board of directors deems relevant.

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

Recent Sales of Unregistered Securities

Since January 1, 2004, we have issued the following securities:

We have issued 1,179,516 shares of our common stock with a value of approximately $35.6 million to principals in connection with the acquisition of firms. We have also granted principals of our firms 309,770 shares of our common stock with a value of approximately $8.9 million in connection with contingent consideration.

All of the transactions described above were transactions that were exempt from registration under the Securities Act by virtue of the exemption provided under Section 4(2) for transactions not involving a public offering. Specifically, each of these transactions involved the offer of our securities to a limited number of offerees (and, in many of the cases, to a single offeree), all of whom were sophisticated investors (based upon reasonable assurances provided by the investors that they were accredited investors within the meaning of Rule 501 promulgated under the Securities Act) and all of whom acknowledged that they were afforded the opportunity to access such information regarding the business, management and financial affairs of NFP and its subsidiaries as they required to make an investment decision. In addition, in each case we obtained reasonable assurances from the investors that they were acquiring the securities for investment purposes and not with a view to distribution. Further, the certificates that were delivered to the investors evidencing the securities contained legends referring to the fact that the securities had not been registered under the Securities Act and were subject to restrictions on transfer, all of which was expressly acknowledged by the investors. Finally, in each case the offer was not made by means of any form of general solicitation.

Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased under the Plans
(in thousands)
January 1, 2004 – January 31, 2004	—		—	—	—
February 1, 2004 – February 29, 2004	—		—	—	—
March 1, 2004 – March 31, 2004	30,893	(a)	$28.66	—	—
April 1, 2004 – April 30, 2004	—		—	—	—
May 1, 2004 – May 31, 2004	—		—	—	—
June 1, 2004 – June 30, 2004	29,788	(b)	31.79	—	—
July 1, 2004 – July 31, 2004	—		—	—	—
August 1, 2004 – August 31, 2004	—		—	—	—
September 1, 2004 – September 30, 2004	—		—	—	—
October 1, 2004 – October 31, 2004	—		—	—	—
November 1, 2004 – November 30, 2004	—		—	—	—
December 1, 2004 – December 31, 2004	6,500	(c)	35.40	—	—

Total	67,181		$30.70	—	—

(a)	30,893 shares were reacquired to satisfy outstanding promissory notes and receivables. No gain or loss was recorded on these transactions.

(b)	29,788 shares were reacquired related to the disposition of a firm. A gain of approximately $0.1 million was recorded in the consolidated statement of income.

(c)	6,500 shares were reacquired related to the restructuring of a transaction. No gain or loss was recorded on this transaction.

Item 6.	Selected Financial Data

You should read the selected consolidated financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and the related notes included elsewhere in this report. We derived the following selected financial information as of and for each of the three years in the period ended December 31, 2004 from our audited consolidated financial statements and the related notes included elsewhere in this report. We derived the selected financial information as of and for each of the two years in the period ended December 31, 2001 from our audited consolidated financial statements and the related notes not included elsewhere in this report.

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

	For the years ended December 31,
	2000	2001	2002	2003	2004
	(in thousands, except per share amounts)
Statement of Operations Data:
Revenue:
Commissions and fees	$198,986	$268,164	$348,172	$464,426	$639,472
Cost of services:
Commissions and fees	53,837	67,539	91,848	111,625	163,781
Operating expenses	60,537	89,389	115,286	150,280	190,192
Management fees	40,279	49,834	65,602	94,372	145,073

Total cost of services	154,653	206,762	272,736	356,277	499,046

Gross margin	44,333	61,402	75,436	108,149	140,426
Corporate and other expenses:
General and administrative (excludes stock-based compensation)	23,259	20,916	20,676	26,262	35,409
Stock-based compensation	14,403	19,967	9,866	199	1,440
Amortization(a)	11,990	15,476	13,321	16,461	19,550
Impairment of goodwill and intangible assets(a)	2,503	4,394	1,822	9,932	4,791
Depreciation	1,350	2,836	3,106	4,748	6,658
(Gain) loss on sale of subsidiaries	3,798	(738)	339	1,754	(145)

Total corporate and other expenses	57,303	62,851	49,130	59,356	67,703

Income (loss) from operations	(12,970)	(1,449)	26,306	48,793	72,723
Interest and other income	2,217	1,151	1,862	1,626	2,166
Interest and other expense	(865)	(3,523)	(3,438)	(3,580)	(2,782)

Net interest and other	1,352	(2,372)	(1,576)	(1,954)	(616)

Income (loss) before income taxes	(11,618)	(3,821)	24,730	46,839	72,107
Income tax expense (benefit)	(10)	1,921	13,137	23,338	31,965

Net income (loss)	$(11,608)	$(5,742)	$11,593	$23,501	$40,142

Earnings (loss) per share—basic	$(0.52)	$(0.24)	$0.45	$0.81	$1.19

Earnings (loss) per share—diluted	$(0.52)	$(0.24)	$0.40	$0.74	$1.10

Weighted average shares outstanding—basic	22,308	24,162	25,764	29,021	33,688

Weighted average shares outstanding—diluted	22,308	24,162	28,775	31,725	36,640

Dividends declared per common share	$—	$—	$—	$0.10	$0.42

	As of December 31,
	2000	2001	2002	2003	2004
	(in thousands)
Statement of Financial Condition Data:
Cash and cash equivalents	$32,439	$35,394	$31,814	$71,244	$83,103
Intangibles, net	133,222	179,312	205,101	232,665	273,207
Goodwill, net	106,904	151,550	184,507	218,002	281,212
Total assets	345,062	472,781	541,246	671,555	826,460
Bank loan(b)	3,000	35,337	39,450	—	—
Redeemable common stock(c)	—	273	—	—	—
Total stockholders’ equity	218,652	249,503	288,099	465,272	546,272

	For the years ended December 31,
	2000	2001	2002	2003	2004
Other Data (unaudited):
Internal revenue growth(d)	24%	15%	5%	14%	16%
Total NFP-owned firms (at period end)	74	88	111	130	144
Number of representatives in broker-dealer (at period end)(e)	653	729	915	1,125	1,298

(a)	We adopted SFAS No. 142 on January 1, 2002. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). Goodwill amortization was $4.4 million and $5.5 million in 2000 and 2001, respectively. In accordance with SFAS No. 142, we recognized an impairment loss on goodwill and identifiable intangible assets not subject to amortization of $0.8 million in 2002, $5.7 million in 2003 and $2.4 million in 2004. Prior to the adoption of SFAS No. 142, we accounted for long-lived assets in accordance with SFAS No. 121. For the years ended December 31, 2000 and 2001, we recorded an impairment loss on goodwill of $1.1 million and $2.1 million, respectively.

We adopted SFAS No. 144 on January 1, 2002. In accordance with SFAS No. 144, long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We recognized an impairment loss on identifiable intangible assets subject to amortization of $1.0 million in 2002, $4.2 million in 2003 and $2.4 million in 2004. Prior to the adoption of SFAS No. 144, we accounted for long-lived assets in accordance with SFAS No. 121. For the years ended December 31, 2000 and 2001, we recorded an impairment loss on intangibles subject to amortization of $1.4 million and $2.3 million, respectively.

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

Executive Overview

We are a leading independent distributor of financial services products primarily to high net worth individuals and growing entrepreneurial companies. Founded in 1998, and commencing operations on January 1, 1999, we have grown internally and through acquisitions and, as of December 31, 2004, operate a national distribution network with over 1,700 producers in 41 states and Puerto Rico operating through 144 owned firms and over 200 affiliated third-party distributors. We acquired 26, 24 and 19 firms in 2002, 2003 and 2004, respectively. Our operating results have improved from a net loss of $(10.5) million in 1999 to net income of $40.1 million in 2004. As a result of new acquisitions and the growth of previously acquired firms, we have grown from a base of no revenue at the beginning of 1999 to $639.5 million of revenue in 2004.

Our firms earn revenue that consists primarily of commissions and fees earned from the sale of financial products and services to their clients and incur commission and fee expense and operating expense in the course of earning revenue. We pay management fees to non-employee principals of our firms based on the financial performance of each respective firm. We refer to revenue earned by our firms minus the expenses of our firms, including management fees, as gross margin. Management uses gross margin as a measure of the performance of the firms that we have acquired. Through acquisitions and internal growth, gross margin has grown from $19.8 million, or 19.8% of revenues, in 1999 to $140.4 million, or 22.0% of revenues, in 2004.

Our gross margin is offset by expenses that we incur at the corporate level, including corporate and other expenses. Corporate and other expenses have grown from $36.5 million in 1999 to $67.7 million in 2004. Corporate and other expenses include general and administrative expenses, which are the operating expenses of our corporate headquarters. General and administrative expenses have grown from $24.9 million in 1999 to $35.4 million in 2004. General and administrative expenses as a percent of revenue declined from 24.9% in 1999 to 5.5% in 2004.

Acquisitions

Under our typical acquisition structure, we acquire 100% of the equity of independent financial services products distribution businesses on terms that are relatively standard across our acquisitions. To determine our acquisition price, we first estimate the annual operating cash flow of the business to be acquired based on current levels of revenue and expense. For this purpose, we define operating cash flow as cash revenue of the business less cash and non-cash expenses, other than amortization, depreciation and compensation to the business’s owners or individuals who subsequently become principals. We refer to this estimated annual operating cash flow as “target earnings.” Our acquisition price is a multiple (generally in a range of five to six times) of a portion of the target earnings, which we refer to as “base earnings.” Base earnings average 47% of target earnings for all firms owned at December 31, 2004. In determining base earnings, our general rule is not to exceed an amount equal to the recurring revenue of the business. By recurring revenue, we mean revenue from sales previously made (such as renewal commissions on insurance products, commissions and administrative fees for ongoing benefit plans and mutual fund trail commissions) and fees for assets under management.

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

Substantially all of our acquisitions have been paid for with a combination of cash and our common stock, valued at its then fair market value. We require our principals to take typically at least 30% of the total acquisition price in our common stock; however, through December 31, 2004, principals have taken on average approximately 45% of the total acquisition price in our common stock. The following table shows acquisition activity in the following periods:

	For the years ended December 31,
	2002	2003	2004
	(in thousands, except number of acquisitions closed)
Number of acquisitions closed	26	24	19
Consideration:
Cash	$29,772	$50,658	$63,027
Common stock	26,239	23,515	35,595
Other(a)	2,259	2,004	558

	$58,270	$76,177	$99,180

(a)	Consists principally of the assumption of debt and capitalized acquisition costs.

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

Revenue

We generate revenue primarily from the following sources:

•	Life insurance commissions and estate planning fees. Insurance and annuity commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. First-year commissions are calculated as a percentage of the first twelve months’ premium on the policy and earned in the year that the policy is originated. In many cases, our firms receive renewal commissions for a period following the first year, if the policy remains in force. Some of our firms receive commissions for the settlement of life insurance policies. These commissions are generally based on a percentage of the settlement proceeds received by the client. Our firms also earn fees for developing estate plans.

•	Corporate and executive benefits commissions and fees. Our firms earn commissions on the sale of insurance policies written for benefit programs. The commissions are paid each year as long as the client continues to use the product and maintain its broker of record relationship with us. Our firms also earn fees for the development and implementation of corporate and executive benefit programs as well as fees for the duration that these programs are administered. Asset-based fees are also earned for administrative services or consulting related to certain benefits plans.

•	Financial planning and investment advisory fees and securities commissions. Our firms earn commissions related to the sale of securities and certain investment-related insurance products as well as fees for offering financial advice and related services. These fees are based on a percentage of assets under management and are generally paid quarterly. In a few cases, incentive fees are earned based on the performance of the assets under management. Some of our firms charge flat fees for the development of a financial plan or a flat fee annually for advising clients on asset allocation.

Our firms also earn additional compensation in the form of incentive revenue, from manufacturers of financial services products, based on the volume, persistency and profitability of business generated by us from these three sources. These forms of payments are earned both with respect to sales by our owned firms and sales by our network of over 200 affiliated third-party distributors.

NFPSI, our registered broker-dealer and investment adviser, also earns commissions and fees on the transactions effected through it. Most principals of our firms, as well as many of our affiliated third-party distributors, conduct securities or investment advisory business through NFPSI. Our affiliated third-party distributors generated commission revenue through NFPSI of $34.3 million, $45.0 million and $64.7 million in the years 2002, 2003 and 2004, respectively. Incidental to the corporate and executive benefits services provided to their customers, some of our firms offer property and casualty insurance brokerage and advisory services. We earn commissions and fees in connection with these services.

Some of our firms offer property and casualty insurance brokerage and advisory services. We believe these services complement the corporate and executive benefits services provided to our clients. Commissions and fees are earned in connection with these services.

Although our operating history is limited, we believe that our firms earn approximately 65% to 70% of their revenue in the first three quarters of the year and approximately 30% to 35% of their revenue in the fourth quarter.

Expenses

The following table sets forth certain of our expenses as a percentage of revenue for the periods indicated:

	For the years ended December 31,
	2002	2003	2004
Total revenue	100.0%	100.0%	100.0%
Cost of services:
Commissions and fees	26.4%	24.0%	25.6%
Operating expenses	33.1	32.4	29.7
Management fees	18.8	20.3	22.7

	78.3%	76.7%	78.0%

Gross margin	21.7%	23.3%	22.0%
Corporate and other expenses:
General and administrative (excludes stock-based compensation)	6.0%	5.7%	5.5%
Stock-based compensation	2.8	0.0	0.2
Amortization	3.8	3.6	3.0
Depreciation	0.9	1.0	1.1
Impairment of goodwill and intangible asset	0.5	2.1	0.8
Loss (gain) on sale of subsidiaries	0.1	0.4	—

	14.1%	12.8%	10.6%

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

The ratio of management fees to gross margin before management fees is dependent on the percentage of total earnings of our firms capitalized by us, the performance of our firms relative to base earnings and target earnings, the growth of our firms in the periods after their first three years following acquisition, and the earnings of NFPISI and NFPSI, from which no management fees are paid. Because of our cumulative preferred position, if a firm produces earnings below target earnings in a given year, our share of the firm’s total earnings would be higher for that year. If a firm produces earnings at or above target earnings, our share of the firm’s total earnings would be equal to the percentage of the earnings capitalized by us in the initial transaction, less any additional management fees earned under ongoing incentive plans.

The following table summarizes the results of operations of our firms for the periods presented and shows our management fees as a percentage of gross margin before management fees:

	For the years ended December 31,
	2002	2003	2004
	(in thousands)
Revenue:
Commissions and fees	$348,172	$464,426	$639,472
Cost of services:
Commissions and fees	91,848	111,625	163,781
Operating expenses	115,286	150,280	190,192

Gross margin before management fees	141,038	202,521	285,499
Management fees	65,602	94,372	145,073

Gross margin	$75,436	$108,149	$140,426
Management fees, as a percentage of gross margin before management fees	46.5%	46.6%	50.8%

Corporate and other expenses

General and administrative. At the corporate level, we incur general and administrative expense related to the acquisition of and administration of our firms. General and administrative expense includes compensation, occupancy, professional fees, travel and entertainment, technology, telecommunication, advertising and marketing costs. Stock-based compensation expense is disclosed separately.

Stock- based compensation. Stock-based compensation expense consists primarily of expenses related to stock option grants under two incentive programs offered to the principals and certain employees of our earlier acquisitions. As an inducement to the sellers of the first 27 firms we acquired, the first incentive program allowed principals and certain employees to earn options at a fixed exercise price of $10.00 per share. The incentive program under which these stock options were granted expired, and therefore the stock-based compensation expense related to this program has ended. The second program, offered to the sellers of the next 40 firms we acquired, allows principals and certain employees to earn options with a strike price equal to the price of our common stock at the time the options were earned. The second incentive program expired at the end of 2003.

In addition to these incentive programs, we have incurred stock-based compensation expense for awards (stock options and restricted stock) granted to employees and directors. Stock options granted to employees through December 31, 2002 were accounted for under the intrinsic-value-based method of accounting in accordance with Accounting Principles Board, or APB, Opinion No. 25. On January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” and have adopted the “prospective” method of transition. Under this method, the cost of awards granted to employees after January 1, 2003 are included in the determination of net income.

Amortization. We incur amortization expense related to the amortization of intangible assets.

Impairment of goodwill and intangible assets. The firms we acquire may not continue to positively perform after the acquisition for various reasons, including legislative or regulatory changes that affect the products in which a firm specializes, the loss of key clients after the acquisition closed, general economic factors that impact a firm in a direct way and the cultural incompatibility of an acquired firm’s management team with us. In such situations, we may take impairment charges in accordance with SFAS No. 142 and SFAS No. 144 and reduce the carrying cost of acquired identifiable intangible assets (including book of business, management contract and tradename) and goodwill to their respective fair values. Management reviews and evaluates the financial and operating results of our acquired firms on a firm-by-firm basis throughout the year to assess the recoverability of goodwill and other intangible assets associated with these firms. In assessing the recoverability of goodwill and other intangible assets, we use historical trends and we make projections regarding the estimated future cash flows and other factors to determine the recoverably of the respective assets. If a firm’s goodwill and other intangible assets do not meet the recoverability test, the firm’s carrying value will be compared to its estimated fair value. The fair value is based upon the amount at which the acquired firm could be bought or sold in a current transaction between NFP and the principals and/or the present value of the assets’ future cash flows. The intangible assets associated with a particular firm may be impaired when the firm has experienced a significant deterioration in its business indicated by an inability to produce at the level of base earnings for a period of four consecutive quarters and when the firm does not appear likely to improve its operating results or cash flows in the foreseeable future. Management believes that this is an appropriate time period to evaluate firm performance given the seasonal nature of many firms’ activities.

Depreciation. We incur depreciation expense related to capital assets, such as investments in technology, office furniture and equipment.

Loss (gain) on sale of subsidiaries. From time to time, we have disposed of acquired firms when these firms have not produced the expected results. In these dispositions, we may realize a gain or loss on the sale of the subsidiary.

Results of Operations

Through acquisitions and internal growth, we have achieved revenue growth of 30%, 33% and 38% in the years ended December 31, 2002, 2003 and 2004, respectively. This growth was driven by our acquisitions, internal growth in the revenues of our acquired firms and the growth of NFPISI and NFPSI. In 2002, 2003 and 2004, our firms had an internal revenue growth rate of 5%, 14% and 16%, respectively.

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

Year ended December 31, 2004 compared with the year ended December 31, 2003

The following table provides a comparison of our revenues and expenses for the periods presented.

	For the years ended December 31,
	2003	2004	$ Change	% Change
	(in millions)
Statement of Income Data:
Revenue:
Commissions and fees	$464.4	$639.5	$175.1	37.7%
Cost of services:
Commissions and fees	111.6	163.8	52.2	46.8
Operating expenses	150.3	190.2	39.9	26.5
Management fees	94.4	145.1	50.7	53.7

Total cost of services	356.3	499.1	142.8	40.1

Gross margin	108.1	140.4	32.3	29.9
Corporate and other expenses:
General and administrative (excludes stock-based compensation)	26.2	35.4	9.2	35.1
Stock-based compensation	0.2	1.4	1.2	NM
Amortization	16.5	19.5	3.0	18.2
Impairment of goodwill and intangible assets	9.9	4.8	(5.1)	(51.5)
Depreciation	4.7	6.7	2.0	42.6
(Gain) loss on sale of subsidiaries	1.8	(0.1)	(1.9)	NM

Total corporate and other expenses	59.3	67.7	8.4	14.2

Income from operations	48.8	72.7	23.9	49.0
Interest and other income	1.6	2.2	0.6	37.5
Interest and other expense	(3.6)	(2.8)	0.8	(22.2)

Net interest and other	(2.0)	(0.6)	1.4	(70.0)

Income before income taxes	46.8	72.1	25.3	54.1
Income tax expense	23.3	32.0	8.7	37.3

Net income	$23.5	$40.1	$16.6	70.6%

NM indicates not meaningful.

Summary

Net income. Net income increased $16.6 million, or 70.6%, to $40.1 million in 2004 compared with $23.5 million in 2003. The increase in 2004 was primarily a result of the continued growth of existing firms, the acquisition of new firms and a decrease in the estimated effective tax rate to 44.4% in 2004 from 49.8% in 2003.

Revenue

Commissions and fees. Commissions and fees increased $175.1 million, or 37.7%, to $639.5 million in 2004 compared with $464.4 million in 2003. The increase was due to business generated by firms that were acquired in 2003 and in 2004 as well as an increased volume of business from our existing firms. Commissions and fees from new acquisitions was approximately $88.0 million in 2004. Commissions and fees from existing firms was $551.5 million in 2004, an increase of $87.1 million, or 18.8%, from $464.4 million in 2003.

Cost of services

Commissions and fees. Commissions and fees expense increased $52.2 million, or 46.8%, to $163.8 million in 2004 compared with $111.6 million in 2003. The increase was principally due to business generated by firms which were acquired in 2003 and in 2004, as well as an increased volume of business from our existing firms. As a percentage of revenue, commissions and fees expense increased to 25.6% in 2004 from 24.0% in 2003. The increase as a percentage of revenue was primarily attributable to the impact of two acquisitions completed early in 2004, both of which are wholesale operations that pay out a relatively high percentage of revenue in the form of commissions to producers. Commissions and fees expense from new acquisitions was approximately $28.4 million in 2004. Commissions and fees expense from existing firms was approximately $135.4 million in 2004 compared with $111.6 million in 2003.

Operating expenses. Operating expenses increased $39.9 million, or 26.5%, to $190.2 million in 2004 compared with $150.3 million in 2003. The increase was principally due to business generated by firms which were acquired during 2003 and 2004 and internal growth at our existing firms. As a percentage of revenue, operating expenses declined to 29.7% in 2004 from 32.4% in 2003 as the rate of expense growth was below the rate of revenue growth. Operating expenses from new acquisitions were approximately $15.4 million in 2004. Operating expenses from existing firms were approximately $174.8 million in 2004 compared with $150.3 million in 2003.

Management fees. Management fees increased $50.7 million, or 53.7%, to $145.1 million in 2004 compared with $94.4 million in 2003. The increase results from higher earnings at our acquired firms generated primarily through new acquisitions and internal growth of existing firms. Management fees represented 50.8% of gross margin before management fees in 2004 compared with 46.6% in 2003. A higher percentage of our firms operated at or above target earnings in 2004 compared with 2003. This resulted in a greater proportion of management fees being accrued than in the prior period. In addition, management fees included an accrual of $9.3 million for ongoing incentive plans in 2004 compared with $2.4 million in 2003, primarily reflecting growth at firms that we have owned for at least three years, and that are ending their incentive cycle. Offsetting the increase were higher earnings at NFPISI and NFPSI, for which no management fee expense is realized. Management fees as a percentage of revenue increased to 22.7% in 2004 from 20.3% in 2003.

Gross margin. Gross margin increased $32.3 million, or 29.9%, to $140.4 million in 2004 compared with $108.1 million in 2003. This increase was largely due to the rate of growth in revenue exceeding the growth in commissions and fees expense and operating expenses as described above.

Corporate and other expenses

General and administrative. General and administrative expenses increased $9.2 million, or 35.1%, to $35.4 million in 2004 compared with $26.2 million in 2003. The increase was primarily due to cost associated with the implementation of Sarbanes-Oxley and other corporate initiatives. In 2004, expenses associated with Sarbanes-Oxley compliance totaled approximately $3.8 million. In addition, the Company incurred one-time expenses of $1.0 million related to a reserve for notes receivable related primarily to two previously unwound firms and severance. As a percentage of revenue, general and administrative expense declined to 5.5% in 2004 compared with 5.7% in 2003, as we continued to benefit from the absorption of corporate expenses over an expanding revenue base.

Stock-based compensation. Stock-based compensation expense increased $1.2 million to $1.4 million in 2004 compared with $0.2 million in 2003. The increase is primarily due to new awards granted during 2004. The 2003 amount of $0.2 million includes a reduced accrual for accrued stock-based compensation expense related to options expected to be issued under the option incentive programs (see “Business—Acquisition Strategy—Option incentive programs”). One program expired during the second half of 2002 and the other program expired in the fourth quarter of 2003. In conjunction with the ending of these programs, we reduced accruals for options which were not issued by $2.1 million during 2003. The reduction of these accruals offset option expense of $1.8 million recorded in connection with the option incentive programs and $0.5 million of option compensation expense for the stock-based employee compensation plans. As a percentage of revenue, option compensation expense was 0.2% in 2004 compared with less than 0.1% in 2003.

Amortization. Amortization increased $3.0 million, or 18.2%, to $19.5 million in 2004 compared with $16.5 million in 2003. Amortization expense increased as a result of a 17% increase in net intangible assets resulting primarily from acquisitions consummated in 2004. As a percentage of revenue, amortization was 3.0% in 2004 compared with 3.6% in 2003.

Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets decreased $5.1 million, to $4.8 million in 2004 compared with $9.9 million in 2003. The impairments were related to seven firms in 2004 and five firms in 2003 and resulted in a reduction of the carrying value of the identifiable intangible assets and goodwill associated with these firms to their fair value. As a percentage of revenue, impairment of goodwill and intangible assets was 0.8% in 2004 compared with 2.1% in 2003.

Depreciation. Depreciation expense increased $2.0 million, or 42.6%, to $6.7 million in 2004 compared with $4.7 million in 2003. The increase in depreciation resulted from an increase in the number of owned firms and a higher level of capital expenditures as some firms moved into newer or larger facilities, purchased office furniture and made investments in new technology. As a percentage of revenue, depreciation expense was 1.1% in 2004 and 1.0% in 2003.

(Gain) loss on sale of subsidiaries. Loss on sale of subsidiaries decreased $1.9 million to $(0.1) million in 2004 compared with $1.8 million in 2003. The gain on sale resulted from the disposal of one subsidiary in 2004 and the loss on sale resulted from the disposal of three subsidiaries in 2003.

Interest and other income. Interest and other income increased $0.6 million, or 37.5%, to $2.2 million in 2004 compared with $1.6 million in 2003.

Interest and other expense. Interest and other expense decreased $0.8 million, or 22.2%, to $2.8 million in 2004 compared with $3.6 million in 2003. The decrease was due to lower average borrowings under our bank line of credit offset, in part, by a $1.1 million write-off of leasehold improvements and furniture and fixtures related to the Company relocating its headquarters.

Income tax expense

Income tax expense. Income tax expense increased $8.7 million, or 37.3%, to $32.0 million in 2004 compared with $23.3 million in 2003. The increase is a direct result of an 54.1% increase in pretax income for the year ended December 31, 2004 of $72.1 million compared with $46.8 million for the year ended December 31, 2003, offset by a decrease in our effective tax rate to 44.4% from 49.8%. The effective tax rate differs from the provision calculated at the federal statutory rate primarily because of certain expenses that are not deductible for tax purposes, as well as the effects of state and local taxes. The effective tax rate declined in 2004 as a direct result of the proportional increase in pretax income relative to nondeductible expenses, as well as benefits obtained through state tax planning initiatives commenced during the year.

Year ended December 31, 2003 compared with the year ended December 31, 2002

The following table provides a comparison of our revenues and expenses for the periods presented.

	For the years ended December 31,
	2002	2003	$ Change	% Change
	(in millions)
Statement of Income Data:
Revenue:
Commissions and fees	$348.2	$464.4	$116.2	33.4%
Cost of services:
Commissions and fees	91.9	111.6	19.7	21.4
Operating expenses	115.3	150.3	35.0	30.4
Management fees	65.6	94.4	28.8	43.9

Total cost of services	272.8	356.3	83.5	30.6

Gross margin	75.4	108.1	32.7	43.4
Corporate and other expenses:
General and administrative (excludes stock-based compensation)	20.7	26.2	5.5	26.6
Stock-based compensation	9.9	0.2	(9.7)	(98.0)
Amortization	13.3	16.5	3.2	24.1
Impairment of goodwill and intangible assets	1.8	9.9	8.1	NM
Depreciation	3.1	4.7	1.6	51.6
Loss on sale of subsidiaries	0.3	1.8	1.5	NM

Total corporate and other expenses	49.1	59.3	10.2	20.8

Income from operations	26.3	48.8	22.5	85.6
Interest and other income	1.9	1.6	(0.3)	(15.8)
Interest and other expense	(3.5)	(3.6)	(0.1)	2.9

Net interest and other	(1.6)	(2.0)	(0.4)	25.0

Income before income taxes	24.7	46.8	22.1	89.5
Income tax expense	13.1	23.3	10.2	77.9

Net income	$11.6	$23.5	$11.9	102.6%

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

Corporate and other expenses

General and administrative. General and administrative expenses increased $5.5 million, or 26.6%, to $26.2 million in 2003 compared with $20.7 million in 2002. The increase reflects additional expenses associated with operating as a public company, including increased directors and officers liability insurance premiums, costs associated with stockholder services, as well as higher accrued incentive compensation. In 2003 we accrued $1.8 million for a production bonus related to the acquisition of an insurance marketing platform completed at the beginning of 2000. The production bonus was accrued based upon the achievement of specific milestones over a thirty-nine month period. During 2002 we reversed approximately $0.7 million of acquisition bonuses that were previously accrued as certain contingencies required for the payment of the bonuses and were not met As a percentage of revenue, general and administrative expense declined to 5.7% in 2003 compared with 6.0% in 2002, as we continue to benefit from the absorption of corporate expenses over an expanding revenue base.

Stock-based compensation. Stock-based compensation expense decreased $9.7 million to $0.2 million in 2003 compared with $9.9 million in 2002. In prior years, we accrued stock-based compensation expense related to options expected to be issued under the option incentive programs (see “Business—Acquisition Strategy—Option incentive programs”). One program expired during the second half of 2002 and the other program expired in the fourth quarter of 2003. In conjunction with the ending of these programs, we reduced accruals for options which were not issued by $2.1 million during 2003. The reduction of these accruals offset stock based compensation expense of $1.8 million recorded in connection with the option incentive programs and $0.5 million of stock-based compensation expense for the stock-based employee compensation plans. As a percentage of revenue, stock-based compensation expense was less than 0.1% in 2003 compared with 2.8% in 2002.

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

Interest and other expense. Interest and other expense increased $0.1 million, or 2.9%, to $3.6 million in 2003 compared with $3.5 million in 2002. The increase was due to higher average borrowings under our bank line of credit offset, in part, by lower interest rates.

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

Liquidity and Capital Resources

Summary cash flow data is as follows (in thousands):

	For the years ended December 31,
	2002	2003	2004
Cash flows provided by (used in):
Operating activities	$24,347	$50,263	$86,111
Investing activities	(33,019)	(59,182)	(70,878)
Financing activities	5,092	48,349	(3,374)

Net increase (decrease)	(3,580)	39,430	11,859
Cash and cash equivalents—beginning of period	35,394	31,814	71,244

Cash and cash equivalents—end of period	$31,814	$71,244	$83,103

As of December 31, 2004, we had cash and cash equivalents of $83.1 million, an increase of $11.9 million from the balance as of December 31, 2003 of $71.2 million. As of December 31, 2003, we had cash and cash equivalents of $71.2 million, an increase of $39.4 million from the balance as of December 31, 2002 of $31.8 million. The increase in cash and cash equivalents during 2004 was due to cash provided by operations, and cash proceeds from the exercise of stock options, offset by payments for acquired firms, net of cash, and continent consideration, and cash dividends paid on common stock. The increase in cash and cash equivalents during 2003 was due to net cash proceeds of $86.4 million provided by the sale of 4.3 million shares of common stock through our initial public offering in September 2003 and cash provided by operations, offset by $39.5 million in repayments of borrowings under our credit facility. The decrease in cash and cash equivalents during 2002 resulted from investments in acquisitions and capital spending which were partially offset by the increase in cash provided by operations and additional borrowings under the credit facility.

During 2004, cash provided by operating activities was $86.1 million resulting primarily from an increase in net income and an increase in premiums payable to insurance carriers, due to principals and/or certain entities they own and accrued liabilities. The increase was partially offset by an increase in cash, cash equivalents and securities purchased under resale agreements in premium trust accounts, commissions, fees and premiums receivable, net, and other current assets. During 2003, cash provided by operating activities was $50.3 million, resulting primarily from an increase in net income and an increase in premiums payable to insurance carriers, accrued liabilities and due to principals and/or certain entities they own, and partially offset by an increase in cash, cash equivalents and securities purchased under resale agreements in premium trust accounts, and commissions, fees and premium receivable, net. During 2002, $24.3 million of cash was provided by operating activities, primarily as a result of an increase in net income, partially offset by an increase in notes receivable, net of deposits, and an increase in commissions, fees and premiums receivable.

During 2004, 2003 and 2002, cash used in investing activities was $70.9 million, $59.2 million and $33.0 million, respectively, in each case for the acquisition of firms and property and equipment. During 2004, 2003 and 2002, we used $60.2 million, $52.3 million and $29.8 million, respectively, for payments for acquired firms, net of cash acquired, and contingent consideration. In each period, payments for acquired firms represented the largest use of cash in investing activities.

During 2004, 2003 and 2002, cash (used in) provided by financing activities was $(3.4) million, $48.3 million and $5.1 million, respectively. In 2004, cash used in financing activities was primarily the result of $13.3 million of common stock dividends paid offset by $8.0 million of cash proceeds, net of tax benefits, from the exercise of stock options. In 2003 cash provided by financing activities was primarily the result of the sale of 4.3 million shares of our common stock in our initial public offering in September 2003 and was partially offset by cash used in the repayment of borrowings under our credit facility. In 2002, cash provided by financing activities was primarily the result of borrowings under our credit facility.

Some of our firms maintain premium trust accounts, which represent payments collected from insureds on behalf of carriers. Funds held in these accounts are invested in cash, cash equivalents and securities purchased under resale agreements (overnight). As of December 31, 2004, we had cash, cash equivalents and securities purchased under resale agreements in premium trust accounts of $53.7 million, an increase of $12.4 million from the balance as of December 31, 2003 of $41.3 million. The increase was due primarily to acquisitions of firms with premiums trust accounts. As of December 31, 2003, we had cash, cash equivalents and securities purchased under resale agreements in premium trust accounts of $41.3 million, an increase of $15.7 million from the balance as of December 31, 2002 of $25.6 million.

Management believes that our existing cash, cash equivalents, funds generated from our operating activities and funds available under our credit facility will provide sufficient sources of liquidity to satisfy our financial needs for the next twelve months. However, if circumstances change, we may need to raise debt or additional equity capital in the future.

Borrowings

We have a $90.0 million credit facility with a group of banks. Borrowings under the credit facility bear interest, at our discretion, at (1) the greatest of (a) the prime rate, (b) the three-month certificate of deposit rate plus 1% or (c) the federal funds effective rate plus ½ of 1%; or (2) the Eurodollar rate for one, two, three or six-month periods plus 2%. The rates under (1) above float with changes in the indicated rates and under (2) are fixed for the indicated Eurodollar rate period. Interest is computed on the daily outstanding balance. The weighted average interest rate under the credit facility at December 31, 2004 and 2003, was 5.3% and 3.3%, respectively. The credit facility is structured as a revolving credit facility and is due on September 14, 2005, unless we elect to convert the credit facility to a term loan, in which case it will amortize over one year, with a principal payment due on March 14, 2006 and a final maturity on September 14, 2006. At December 31, 2004 and 2003, we did not have an outstanding balance under the credit facility. Our obligations under our credit facility are collateralized by all of our assets.

The credit facility contains various customary restrictive covenants prohibiting us and our subsidiaries, subject to various exceptions, among other things, from (i) incurring additional indebtedness or guarantees, (ii) creating liens or other encumbrances on our property or granting negative pledges, (iii) entering into a merger or similar transaction, (iv) selling or transferring any of our property except in the ordinary course of business, (v) making dividend and other restricted payments and (vi) making investments. In addition to the foregoing, the credit facility contains financial covenants requiring us to maintain a minimum interest coverage ratio and a minimum amount of Adjusted EBITDA (as defined in the credit agreement) and a maximum consolidated leverage ratio. At December 31, 2004 and 2003, we were in compliance with all covenants under the credit facility.

Dividends

On November 20, 2003, our Board of Directors declared its first quarterly cash dividend of $0.10 per share of common stock, or $3.1 million, which was paid to shareholders on January 7, 2004. Our dividend policy is determined by the Board of Directors. Dividends are declared after the Board of Directors considers our current available cash and cash equivalents and cash flow projections, which include earnings projections and anticipated cash payments for such items as funding operations, new acquisitions and capital spending. There can be no assurance that dividends will be paid in the future. Based on the most recent quarterly dividend declared of $0.12 per share of common stock, the total annual cash requirement for dividend payments would be approximately $16.4 million.

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

As of the following dates, notes receivable were:

	As of December 31,
	2003	2004
	(in thousands)
Notes from principals and/or certain entities they own	$11,831	$9,971
Other notes receivable	3,474	4,289

	15,305	14,260
Less: allowance for uncollectible notes	(2,120)	(3,216)

Total notes receivable, net	$13,185	$11,044

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

In addition, we, along with over twenty other unrelated insurance brokers and insurers, are defendants in four putative class actions filed by alleged policyholders. Two of these actions were filed in the United States District Court for the Northern District of Illinois, one was filed in the United States District Court for the Northern District of California and one was filed in the United States District Court for the District of New Jersey. These actions assert, on behalf of a class of persons who purchased insurance through the broker defendants, claims arising from the conduct alleged in the New York Attorney General’s civil complaint against Marsh Inc. and Marsh & McLennan Companies, Inc. We dispute the allegations in these actions and intend to defend the actions vigorously. Additional complaints may be filed against us in various courts alleging claims arising from the conduct alleged in the New York Attorney General’s complaint. Our ultimate liability, if any, in the pending and possible future suits is uncertain and subject to contingencies that are not yet known.

Some of our firms have received subpoenas and other informational requests from governmental authorities, including the New York Attorney General’s Office, seeking information regarding compensation arrangements and related matters. These appear to be similar to those received by other insurance intermediaries in their respective states. Given the current regulatory environment and the number of our firms operating in local markets throughout the country, it is possible that additional subpoenas or other inquiries will be received. We have and will continue to cooperate fully with all governmental agencies. In addition, we are conducting a voluntary internal review of the policies and practices of our insurance operations under the supervision of outside counsel. The review includes an examination of the Company’s client disclosure practices, bidding procedures and contingent compensation arrangements. Our internal review has and will continue to result in significant legal and other costs.

We cannot predict at this time the outcome of the internal review or the effect that any current or future regulatory activity will have on our business. It is possible that we will become subject to further governmental inquiries and subpoenas and have lawsuits filed against us. Our ultimate liability, if any, in connection with these matters and any possible future such matters is uncertain and subject to contingencies that are not yet known.

Acquisition bonus programs

At the time of NFP’s founding, it established an acquisition bonus program (“first bonus program”) under which certain founding officers and directors were eligible to receive a payment equal to $1.25 million in cash or common stock of NFP, at their election, for each $5 million of average base earnings of the applicable acquired firms over a three-year period. This acquisition bonus program period commenced with eligible acquisitions effective January 1, 1999 through and including those eligible acquisitions closed by December 31, 2000. Accordingly, the three-year measurement periods ended between December 31, 2001 and December 31, 2003. The bonuses related to this program were accrued at the close of each eligible acquisition in an amount equal to 25% of the base earnings of the acquired firm and the amounts in the bonus pool were adjusted over the appropriate three-year measurement period based on the actual earnings of the applicable firms. For the year ended December 31, 2002, we reduced previous accruals by $(1.3) million. There were no adjustments made during 2003.

Effective January 1, 2001, a second acquisition bonus program was implemented (“second bonus program”), which replaced the first bonus program for eligible acquisitions closed on or after January 1, 2001. The new program is for the same founding officers and directors that were eligible for the first bonus program as well as certain outside consultants. These individuals are eligible to receive payments of: (i) 6% of base earnings of an acquisition at the close of a transaction, paid in cash and (ii) 2% of the base earnings on an annual basis for each of the first three years following the close of the transaction, subject to the acquired firm’s achieving target earnings in each year, or cumulatively as of each anniversary of the acquisition, also paid in cash. The amount expensed under the new program totaled $0.3 million for the year ended December 31, 2002. For the years ended December 31, 2003 and 2004, amounts previously accrued were reduced by $(0.1) million, and $(0.4) million, respectively.

Option incentive programs

Principals and certain employees of our acquired firms are eligible to participate in two option incentive programs. Under our original option incentive program, principals and certain employees of 27 firms (certain acquisitions that closed during the period from January 1, 1999 to October 1, 1999) were eligible to receive option grants with a $10.00 strike price based on each such firm’s growth in earnings over a three-year measurement period which ended in the fourth quarter of 2002. The second option program is open to principals and certain employees of 40 firms (certain acquisitions that closed during the period from April 1, 1999 to October 31, 2000). Under this program, principals and certain employees of these firms are eligible to receive option grants at the fair market value of our common stock at the time the options are granted based on their firm’s growth in earnings over a three-year measurement period. This program expired in 2003. For the year ended December 31, 2002, stock-based expense under both of these programs totaled $9.7 million, and for the year ended December 31, 2003, previous accruals were reduced by $(2.1) million. The reduction of this accrual offset stock-based expense of $1.8 million recorded in connection with the option incentive programs.

Leases

At December 31, 2004, future minimum rentals for operating leases (which are subject to escalation clauses) primarily consisted of real estate and equipment leases that had initial or uncancelable lease terms in excess of one year and were payable as follows:

Schedule of lease obligations

(in thousands)

As of December 31, 2004
Required minimum payments:
2005	$10,211
2006	9,230
2007	8,105
2008	6,411
2009	4,861
Thereafter through 2018	15,497

Total minimum lease payments	$54,315

Letter of credit

Our $90 million credit facility provides for the issuance of letters of credit on our behalf, provided that, after giving effect to the letters of credit, our available borrowing amount is greater than zero. The maximum amount issuable under letters of credit that is permitted by our credit facility is $10 million. As of December 31, 2004 and 2003, we were contingently obligated for letters of credit in the amount of $1.8 million and $2.5 million, respectively.

Contingent consideration and contingent firm employee payments

In order to better determine the economic value of the businesses we have acquired, we incorporated contingent consideration, or earnout, provisions into the structure of our acquisitions since the beginning of 2001. These arrangements generally provide for the payment of additional consideration to the sellers upon the firm’s satisfaction of certain compounded growth rate thresholds over the three-year period following the closing of the acquisition. In some cases, contingent consideration may be payable after shorter periods. As of December 31, 2004, 57 acquisitions include contingent consideration features.

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

The minimum contingent payments which could be payable as purchase consideration and employee compensation in each year is zero. The maximum contingent payment which could be payable as purchase consideration and employee compensation based on commitments outstanding as of December 31, 2004 consists of the following:

Schedule of maximum contingent payments

(in thousands)	2005	2006	2007
Purchase consideration	$88,624	$67,065	$65,150
Employee compensation	812	—	—

Total	$89,436	$67,065	$65,150

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

Contractual Obligations

The table below shows our contractual obligations as of December 31, 2004:

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$54,315	$10,211	$17,335	$11,272	$15,497
Other	—	—	—	—	—

Total contractual obligations	$54,315	$10,211	$17,335	$11,272	$15,497

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

Off-balance Sheet Arrangements

We had no off-balance sheet arrangements as of December 31, 2004 and 2003.

Critical Accounting Policies

Business acquisitions, purchase price allocations and intangible assets

Since our formation we have completed over 166 acquisitions. All of these acquisitions have been accounted for using the purchase method, and their related net assets and results of operations were included in our consolidated financial statements commencing on their respective acquisition dates. Certain of the acquisitions have provisions for contingent additional consideration based upon the financial results achieved over a multi-year period. This additional consideration is reflected as an increase in goodwill when results are achieved and the outcome of the contingency is determinable beyond a reasonable doubt.

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

Intangible assets are presented net of accumulated amortization and consist of the following:

	As of December 31,
	2003	2004
	(in thousands)
Book of business	$69,553	$80,117
Management contracts	160,113	189,452
Trade name	2,999	3,638
Goodwill	218,002	281,212

Total intangible assets and goodwill	$450,667	$554,419

Amortization expense and impairment loss consisted of the following:

	For the years ended December 31,
	2002	2003	2004
	(in thousands)
Book of business	$7,128	$9,222	$11,243
Management contracts	6,828	11,397	10,650
Trade name	12	107	63
Goodwill	1,175	5,667	2,385

Total amortization	$15,143	$26,393	$24,341

Impairment of goodwill and other intangible assets

We assess the recoverability of our goodwill and other intangibles based on assumptions regarding estimates of future cash flows and fair value based on current and projected revenues, business prospects, market trends and other economic factors.

On January 1, 2002, we adopted SFAS No. 142, which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the consolidated statement of financial condition, and no longer be amortized but tested for impairment on a periodic basis. Intangible assets deemed to have indefinite lives are no longer amortized but are subject to impairment tests at least annually. Other intangible assets will continue to be amortized over their useful lives. The transitional impairment test indicated there was no goodwill impairment as of January 1, 2002. The impact of adoption of SFAS No. 142 resulted in $154 million of goodwill and tradename no longer being amortized. In accordance with SFAS No. 142, we recognized an impairment loss on goodwill and identifiable intangible assets not subject to amortization of $0.8 million, $5.7 million, and $2.4 million for the years ended December 31, 2002, 2003 and 2004 respectively.

On January 1, 2002, we adopted SFAS No. 144. In accordance with SFAS No. 144, long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We recognized an impairment loss on identifiable intangible assets subject to amortization of $1.0 million, $4.2 million, and $2.4 million for the years ended as of December 31, 2002, 2003 and 2004 respectively.

Future events could cause us to conclude that impairment indicators exist and that our remaining goodwill and other intangibles are impaired. Any resulting impairment loss could have a material adverse effect on our reported financial position and results of operations for any particular quarterly or annual period.

Revenue recognition

Insurance and annuity commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. First-year commissions are calculated as a percentage of the first twelve months’ premium on the policy and earned in the year that the policy is originated. In many cases, our firms receive renewal commissions for a period following the first year, if the policy remains in force. Our firms also earn commissions on the sale of insurance policies written for benefit programs. The commissions are paid each year as long as the client continues to use the product and maintain its broker of record relationship with us. Our firms also earn fees for the development and implementation of corporate and executive benefit programs as well as fees for the duration that these programs are administered. Asset-based fees are also earned for administrative services or consulting related to certain benefits plans. Insurance commissions are recognized as revenue, when the following three criteria are met (1) the policy application is substantially complete, (2) the premium is paid, and (3) the insured party is contractually committed to the purchase of the insurance policy. We carry a reserve for policy cancellations, which is periodically evaluated and adjusted as necessary. Miscellaneous commission adjustments are recorded as they occur. Contingent commissions are recorded as revenue when received which, in many cases, is our first notification of amounts earned. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably obtained prior to receipt of the commission. Our firms also receive commissions for their settlement of life insurance. These commissions are generally based on a percentage of the settlement proceeds received by their clients, and recognized as revenue when the policy is transferred and the rescission period has ended.

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

Our firms earn additional compensation in the form of incentive and marketing support revenue from manufacturers of financial services products, based on the volume, persistency and profitability of business they generate. Incentive and marketing support revenue is recognized when earned, which is typically when payment is received.

Stock incentive plans

We are authorized under the 1998, 2000 and 2002 Stock Incentive Plans, and the 2000 and 2002 Stock Incentive Plans for Principals and Managers, to grant stock options, stock appreciation rights, restricted stock, and performance units to officers, employees, principals of our acquired firms and/or certain entities principals own, independent contractors, consultants, non-employee directors and certain advisory board members. Awards granted under the 1998, 2000 and 2002 Stock Incentive Plans generally vest 20% per year over a 5-year period. Awards granted under the 2000 and 2002 Stock Incentive Plans for Principals and Managers generally vest immediately upon grant.

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

New Accounting Pronouncements

In December 2004 the FASB issued SFAS No. 123 (revised) (“SFAS No. 123R”), “Share-Based Payment”. SFAS No. 123R eliminates the intrinsic value method under APB 25 as an alternative method of accounting for stock-based awards. SFAS No. 123R also revises the value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock–based awards and clarifies SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS No. 123R amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. SFAS No. 123R is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. Thus, we are required to adopt SFAS No. 123R for the interim period beginning July 1, 2005 and may elect to use either a modified version of prospective application or a modified version of retrospective application.

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

We have market risk on the fees our firms earn that are based on the market value of assets under management or the value of assets held in certain mutual fund accounts and variable insurance policies for which ongoing fees or commissions are paid. Certain of our firms’ performance-based fees are impacted by fluctuations in the market performance of the assets managed according to such arrangements.

We have a credit facility and cash, cash equivalents and securities purchased under resale agreements in premium trust accounts which are subject to short-term interest rate risk. Based on the weighted average borrowings under our credit facility during the years ended December 31, 2004 and 2003, a 1% change in short-term interest rates would not have affected on our income before income taxes for 2004, and would have affected our net income before income taxes for 2003 by approximately $0.5 million. Based on the weighted average amount of cash, cash equivalents and securities purchased under resale agreements in premium trust accounts during the years ended December 31, 2004 and 2003, a 1% change in short-term interest rates would have affected our income before income taxes by approximately $0.5 million and $0.3 million, respectively.

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

Item 8.	Financial Statements and Supplementary Data

See Financial Statements and Financial Statement Index commencing on page F-1 hereof.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

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

During the third quarter of 2004, the Company determined that a subsidiary had incorrectly applied the provisions of EITF No. 99-19 “Reporting Revenue Gross as a Principal Versus Net as an Agent,” at the time of its implementation in 2000, which resulted in a restatement of previously issued financial statements, and it was determined that a significant deficiency existed with regard to the selection and application of GAAP to new transactions. Management implemented procedures in the fourth quarter to restructure its firm accounting group and to improve the review and documentation of accounting principles prior to and at the time a firm is acquired.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of National Financial Partners Corp., together with its consolidated subsidiaries (the “Company”), is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2004, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2004 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.

Management has excluded from its assessment of internal control over financial reporting at December 31, 2004 nineteen financial services firms acquired in purchase business combinations during 2004. These firms, each of which is wholly-owned and individually insignificant to the consolidated results of the Company, comprised, in aggregate, 12.6% and 16.2% of consolidated total revenues and consolidated total assets, respectively, for the year ended December 31, 2004. The most significant of these firms, representing 4.5%, 2.8% and 2.3% of consolidated total revenues and 2.7%, 2.1% and 4.1% of consolidated total assets were Advanced Settlements, Inc., Employers Select Plan Agency, Inc. and Excess Reinsurance Underwriting, Inc., respectively.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on pages F-2 and F-3, which expressed unqualified opinions on management’s assessment and on the effectiveness of the firm’s internal control over financial reporting as of December 31, 2004.

Item 9B.    Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information regarding the directors and executive officers of the Company and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the sections captioned “Information About the Company’s Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for its 2005 Annual Meeting of Shareholders (the “Proxy Statement”).

The Company has adopted a Code of Ethics for the Company’s CEO and Senior Financial Officers (the “Code of Ethics for CEO and Senior Financial Officers”). In addition, the Company has adopted a Code of Business Conduct and Ethics (the “Code of Business Conduct and Ethics”) that applies to all directors and employees, including the Company’s chief executive officer, chief financial officer and chief accounting officer. Copies of the Company’s Code of Business Conduct and Ethics and Code of Ethics for CEO and Senior Financial Officers are available on the Company’s web site at http://www.nfp.com and may also be obtained by upon request without charge by writing to the Corporate Secretary, National Financial Partners Corp., 787 Seventh Avenue, 11th Floor, New York, New York 10019. The Company will post to its web site any amendments to the Code of Ethics for CEO and Senior Financial Officers or the Code of Business Conduct and Ethics, and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE.

Copies of the Company’s Corporate Governance Guidelines and the charters of the Company’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are available on the Company’s web site at http://www.nfp.com and may also be obtained upon request without charge by writing to the Corporate Secretary, National Financial Partners Corp., 787 Seventh Avenue, 11th Floor, New York, New York 10019.

Item 11.	Executive Compensation

The information set forth under the captions “Compensation of Executive Officers” and “Information About the Company’s Directors and Executive Officers—Compensation of the Board of Directors” in the Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Compensation of Executive Officers” in the Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

The information set forth under the caption “Certain Relationships and Related Transactions” in the Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information set forth under the caption “Fees Paid to Independent Auditors” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) List of documents filed as part of this report:

(1) Consolidated Financial Statements and Independent Auditors’ Report: See Index on page F-1.

(2) Financial Statement Schedules:

Financial statement schedules are omitted as not required or not applicable or because the information is included in the Financial Statements or notes thereto.

(3) List of Exhibits:

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of March 9, 2005, among National Financial Partners Corp., Blue Sky Acquisition Corp., Highland Capital Holding Corporation and the other parties named therein (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 10, 2005)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

3.3	By-Laws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

4.2	Form of Second Amended and Restated Stockholders Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

4.3	Form of Lock-up Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.1	Amended and Restated Credit Agreement, dated as of April 3, 2003, among National Financial Partners Corp., JPMorgan Chase Bank, as Administrative Agent, and the several Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-105104) filed on May 9, 2003)

10.2a	Employment Agreement, amended and restated as of February 15, 2005, between National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 18, 2005)

10.2b	Notice of Grant of Restricted Stock Units (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 18, 2005)

10.2c	Restricted Stock Unit Agreement, dated as of February 16, 2005, between National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 18, 2005)

Exhibit No.	Description

10.3	Employment Agreement, effective January 1, 2003, of R. Bruce Callahan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-105104) filed on August 8, 2003)

10.4	Employment Agreement, effective January 1, 2003, of Robert R. Carter (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-105104) filed on August 8, 2003)

10.5*	Amended and Restated 2002 Stock Incentive Plan

10.6*	Amended and Restated 2002 Stock Incentive Plan for Principals and Managers

10.7	Lease, dated August 19, 1993, by and between Prentiss Properties Acquisition Partners and NFP Insurance Services, Inc., as amended (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

10.8	Lease, dated September 20, 2001, by and between Prentiss Properties Acquisition Partners and NFP Insurance Services, Inc., as amended (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-105104) filed on August 29, 2003)

10.9*	Agreement of Lease, dated as of September 9, 2004, and letter agreement thereto, dated as of September 28, 2004, by and among The Equitable Life Assurance Society of the United States and Elas Securities Acquisition Corp., as Landlord, and the Company, as Tenant

10.10	Form of Senior Management and NFP Director Lockup Agreement Letter Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-105104) filed on August 22, 2003)

10.11	Form of NFP, NFPSI and NFPISI Employee Lockup Agreement Letter Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-105104) filed on August 22, 2003)

10.12	Employment Agreement, dated November 1, 2003, of Jeffrey A. Montgomery (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003)

10.13*	Amended and Restated 2000 Stock Incentive Plan

10.14*	Amended and Restated 2000 Stock Incentive Plan for Principals and Managers

10.15*	Amended and Restated 1998 Stock Incentive Plan for Principals and Managers

10.16a*	Form of Notice of Grant of Restricted Stock Units under 2002 Stock Incentive Plan

10.16b*	Form of Restricted Stock Unit Agreement under 2002 Stock Incentive Plan

21.1*	Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Accountants

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL FINANCIAL PARTNERS CORP.

By:	/s/ JESSICA M. BIBLIOWICZ
Name:	Jessica M. Bibliowicz
Title:	President and Chief Executive Officer

Date: March 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JESSICA M. BIBLIOWICZ Jessica M. Bibliowicz	President, Chief Executive Officer and Director (Principal executive officer)	March 16, 2005

/s/ MARK C. BIDERMAN Mark C. Biderman	Executive Vice President and Chief Financial Officer (Principal financial officer and principal accounting officer)	March 16, 2005

/s/ STEPHANIE W. ABRAMSON Stephanie W. Abramson	Director	March 16, 2005

/s/ ARTHUR S. AINSBERG Arthur S. Ainsberg	Director	March 16, 2005

/s/ SHARI LOESSBERG Shari Loessberg	Director	March 16, 2005

/s/ MARC J. ROWAN Marc J. Rowan	Director	March 16, 2005

/s/ MARC E. BECKER Marc E. Becker	Director	March 16, 2005

INDEX TO FINANCIAL STATEMENTS

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

National Financial Partners Corp.:

We have completed an integrated audit of National Financial Partners Corp.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income, changes in stockholders’ equity and cash flows present fairly, in all material respects, the financial position of National Financial Partners Corp. and its subsidiaries (the “Company”) at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under item 9A, the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements,

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded nineteen financial services firms (“the firms”) from it’s assessment of internal control over financial reporting as of December 31, 2004 because the firms were acquired in purchase business combinations during 2004. We have also excluded the nineteen financial services firms from our audit of internal control over financial reporting. The firms are wholly-owned subsidiaries whose combined total assets and combined total revenues represent 16.2% and 12.6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004. The most significant of these firms, representing 4.5%, 2.8% and 2.3% of consolidated total revenues and 2.7%, 2.1% and 4.1% of consolidated total assets were Advanced Settlements, Inc., Employers Select Plan Agency, Inc. and Excess Reinsurance Underwriting, Inc., respectively.

/s/    PricewaterhouseCoopers LLP

New York, New York

March 16, 2005

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2004 and 2003

(in thousands, except per share amounts)

	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$83,103	$71,244
Cash, cash equivalents and securities purchased under resale agreements in premium trust accounts	53,692	41,317
Commissions, fees and premiums receivable, net	56,739	37,872
Due from principals and/or certain entities they own	7,130	6,803
Notes receivable, net	5,852	5,462
Deferred tax assets	6,968	4,794
Other current assets	16,207	9,378

Total current assets	229,691	176,870
Property and equipment, net	18,059	14,074
Deferred tax assets	17,937	21,802
Intangibles, net	273,207	232,665
Goodwill, net	281,212	218,002
Notes receivable, net	5,192	7,723
Other non-current assets	1,162	419

Total assets	$826,460	$671,555

LIABILITIES
Current liabilities:
Premiums payable to insurance carriers	$51,043	$39,597
Income taxes payable	11,301	6,020
Deferred tax liabilities	5,836	5,019
Due to principals and/or certain entities they own	45,328	25,388
Accounts payable	8,589	9,032
Dividends payable	4,104	3,135
Accrued liabilities	59,035	27,849

Total current liabilities	185,236	116,040
Deferred tax liabilities	86,623	81,278
Other non-current liabilities	8,329	8,965

Total liabilities	280,188	206,283

Commitments and contingencies (Note 4)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value: Authorized 200,000 shares; none issued	—	—
Common stock, $0.10 par value: Authorized 60,000 shares; 35,303 and 33,384 issued and 34,206 and 32,122 outstanding, respectively	3,530	3,313
Additional paid-in capital	542,699	479,780
Common stock subscribed	68	2,020
Stock subscription receivable	(68)	(2,020)
Retained earnings	30,000	4,159
Treasury stock, 1,090 and 1,023 shares, respectively, at cost	(21,083)	(18,833)
Unearned stock based compensation	(8,874)	(3,147)

Total stockholders’ equity	546,272	465,272

Total liabilities and stockholders’ equity	$826,460	$671,555

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

(in thousands, except per share amounts)

	2004	2003	2002
Revenue:
Commissions and fees	$639,472	$464,426	$348,172
Cost of services:
Commissions and fees	163,781	111,625	91,848
Operating expenses	190,192	150,280	115,286
Management fees	145,073	94,372	65,602

Total cost of services	499,046	356,277	272,736

Gross margin	140,426	108,149	75,436
Corporate and other expenses:
General and administrative (excludes stock-based compensation)	35,409	26,262	20,676
Stock-based compensation	1,440	199	9,866
Amortization and depreciation	26,208	21,209	16,427
Impairment of goodwill and intangible assets	4,791	9,932	1,822
(Gain) loss on sale of subsidiaries	(145)	1,754	339

Total corporate and other expenses	67,703	59,356	49,130

Income from operations	72,723	48,793	26,306
Interest and other income	2,166	1,626	1,862
Interest and other expense	(2,782)	(3,580)	(3,438)

Net interest and other	(616)	(1,954)	(1,576)

Income before income taxes	72,107	46,839	24,730
Income tax expense	31,965	23,338	13,137

Net income	$40,142	$23,501	$11,593

Earnings per share:
Basic	$1.19	$0.81	$0.45

Diluted	$1.10	$0.74	$0.40

Weighted average shares outstanding:
Basic	33,688	29,021	25,764

Diluted	36,640	31,725	28,775

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2004, 2003 and 2002

(in thousands)

	Common shares outstanding	Par value	Additional paid-in capital	Common stock subscribed	Stock subscription receivable	Retained earnings (deficit)	Treasury stock	Unearned stock-based compensation	Total
Balance at 12/31/01	25,142	$2,555	$280,922	$4,152	$(4,152)	$(27,800)	$(6,174)	$—	$249,503
Common stock issued for acquisitions	1,680	168	29,870	—	—	—	—	—	30,038
Shares issued for common stock subscriptions paid	81	8	1,350	(1,358)	1,358	—	—	—	1,358
Capital contributions	—	—	290	—	—	—	—	—	290
Common stock repurchased	(256)	—	—	—	—	—	(4,683)	—	(4,683)
Net income	—	—	—	—	—	11,593	—	—	11,593

Balance at 12/31/02	26,647	2,731	312,432	2,794	(2,794)	(16,207)	(10,857)	—	288,099
Common stock issued for acquisitions	1,182	118	23,397	—	—	—	—	—	23,515
Common stock issued for contingent consideration	92	9	1,557	—	—	—	—	—	1,566
Shares issued for common stock subscriptions paid	76	8	766	(774)	774	—	—	—	774
Common stock issued in public offering	4,279	428	85,978	—	—	—	—	—	86,406
Other stock issuances	110	9	1,276	—	—	—	—	—	1,285
Capital contributions	—	—	361	—	—	—	—	—	361
Common stock repurchased	(360)	—	165	—	—	—	(7,976)	—	(7,811)
Stock-based awards outstanding	—	—	51,784	—	—	—	—	(3,147)	48,637
Stock options exercised, including tax benefit	96	10	2,064	—	—	—	—	—	2,074
Cash dividends declared on common stock ($0.10 per share)	—	—	—	—	—	(3,135)	—	—	(3,135)
Net income	—	—	—	—	—	23,501	—	—	23,501

Balance at 12/31/03	32,122	3,313	479,780	2,020	(2,020)	4,159	(18,833)	(3,147)	465,272
Common stock issued for acquisitions	1,179	118	35,477	—	—	—	—	—	35,595
Common stock issued for contingent consideration	309	31	8,892	—	—	—	—	—	8,923
Shares issued for common stock subscriptions paid	175	18	1,934	(1,952)	1,952	—	—	—	1,952
Other stock issuances	1	1	1,168	—	—	—	—	—	1,169
Common stock repurchased	(67)	—	—	—	—	—	(2,250)	—	(2,250)
Stock-based awards outstanding	—	—	7,491	—	—	—	—	(5,727)	1,764
Stock options exercised, including tax benefit	487	49	7,957	—	—	—	—	—	8,006
Cash dividends declared on common stock ($0.42 per share)	—	—	—	—	—	(14,301)	—	—	(14,301)
Net income	—	—	—	—	—	40,142	—	—	40,142

Balance at 12/31/04	34,206	$3,530	$542,699	$68	$(68)	$30,000	$(21,083)	$(8,874)	$546,272

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2004, 2003, and 2002

(in thousands)

	2004	2003	2002
Cash flow from operating activities:
Net income	$40,142	$23,501	$11,593
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(5,754)	(4,718)	(8,802)
Stock-based compensation	1,440	199	9,866
Amortization of intangibles	19,550	16,461	13,321
Depreciation	6,658	4,748	3,106
Impairment of goodwill and intangible assets	4,791	9,932	1,822
(Gain) loss on disposal of subsidiaries	(145)	1,754	339
Other, net	1,142	539	(881)
(Increase) decrease in operating assets:
Cash, cash equivalents and securities purchased under resale agreements in premium trust accounts	(12,375)	(15,680)	(3,172)
Commissions, fees and premiums receivable, net	(18,867)	(8,096)	(9,540)
Due from principals and/or certain entities they own	(544)	(3,292)	8,101
Notes receivable, net—current	(390)	(5,035)	(9,035)
Other current assets	(6,829)	(6,977)	1,728
Notes receivable, net—non-current	880	3,315	(6,856)
Other non-current assets	(502)	960	3,152
Increase (decrease) in operating liabilities:
Premiums payable to insurance carriers	11,446	14,510	2,331
Income taxes payable	8,373	5,884	136
Due to principals and/or certain entities they own	19,940	6,660	5,576
Accounts payable	(633)	(7,362)	1,815
Accrued liabilities	15,788	11,326	787
Other non-current liabilities	2,000	1,634	(1,040)

Total adjustments	45,969	26,762	12,754

Net cash provided by operating activities	86,111	50,263	24,347

Cash flow from investing activities:
Purchases of property and equipment, net	(10,643)	(6,851)	(3,247)
Payments for acquired firms, net of cash, and contingent consideration	(60,235)	(52,331)	(29,772)

Net cash used in investing activities	(70,878)	(59,182)	(33,019)

Cash flow from financing activities:
Repayments of bank loan	(76,600)	(159,540)	(66,250)
Proceeds from bank loan	76,600	120,090	70,400
Repayments of notes payable	—	—	(37)
Proceeds from initial public offering, net of offering costs	—	86,406	—
Proceeds from issuance of common stock	1,952	774	1,648
Capital contributions	—	361	—
Proceeds from exercise of stock options, including tax benefit	8,006	971	—
Payments for treasury stock	—	(713)	(669)
Dividends paid	(13,332)	—	—

Net cash (used in) provided by financing activities	(3,374)	48,349	5,092

Net increase (decrease) in cash and cash equivalents	11,859	39,430	(3,580)
Cash and cash equivalents, beginning of the year	71,244	31,814	35,394

Cash and cash equivalents, end of the year	$83,103	$71,244	$31,814

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$36,058	$22,860	$25,233

Cash paid for interest	$264	$2,286	$2,737

Non-cash transactions:
See Note 17

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1—Nature of Operations

National Financial Partners Corp. (“NFP”), a Delaware corporation, was formed on August 27, 1998, but did not commence operations until January 1, 1999. The principal business of National Financial Partners Corp. and Subsidiaries (the “Company”) is the acquisition and management of operating companies it acquires which form a national distribution network that offers financial services, including life insurance and wealth transfer, corporate and executive benefits and financial planning and investment advisory services to the high net-worth and growing entrepreneurial corporate markets. As of December 31, 2004, the Company owned 144 firms located in 41 states and Puerto Rico.

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

The Company executes a strategy in acquiring firms which it believes aligns the goals of both the entrepreneur and the Company. Under the Company’s acquisition structure, the Company acquires 100% of the equity of independent financial services products distribution businesses on terms that are relatively standard across the Company’s acquisitions. To determine the acquisition price, the Company first estimates the annual operating cash flow of the business to be acquired based on current levels of revenue and expense. For this purpose, the Company defines operating cash flow as cash revenue of the business less cash and non-cash expenses, other than amortization, depreciation and compensation to the business’s owners or individuals who subsequently become principals. The Company refers to this estimated annual operating cash flow as “target earnings.” The acquisition price is a multiple (generally in a range of five to six times) of a portion of the target earnings, referred to as “base earnings.”

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

Note 2—Summary of Significant Accounting Policies

Basis of presentation

The Company’s consolidated financial statements include the accounts of NFP and all of its firms. All material inter-company balances, which do not include the amounts due to or from principals and/or certain entities they own, and transactions have been eliminated.

Revenue recognition

Insurance and annuity commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. First-year commissions are calculated as a percentage of

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

the first twelve months’ premium on the policy and earned in the year that the policy is originated. In many cases, the Company receives renewal commissions for a period following the first year, if the policy remains in force. The Company also earns commissions on the sale of insurance policies written for benefit programs. The commissions are paid each year as long as the client continues to use the product and maintain its broker of record relationship with the Company. The Company also earns fees for the development and implementation of corporate and executive benefit programs as well as fees for the duration that these programs are administered. Asset-based fees are also earned for administrative services or consulting related to certain benefits plans. Insurance commissions are recognized as revenue, when the following three criteria are met (1) the policy application is substantially complete, (2) the premium is paid, and (3) the insured party is contractually committed to the purchase of the insurance policy. The Company carries an allowance for policy cancellations, which approximated $1.0 million, $1.2 million and $1.2 million as of December 31, 2004, 2003, and 2002, respectively, that is periodically evaluated and adjusted as necessary. Miscellaneous commission adjustments are recorded as they occur. Contingent commissions are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/ or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably estimated prior to receipt of the commission. Our firms also receive commissions for their settlement of life insurance. These commissions are generally based on a percentage of the settlement proceeds received by their clients, and recognized as revenue when the policy is transferred and the rescission period has ended.

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

The Company earns additional compensation in the form of incentive and marketing support revenue payments, from manufacturers of financial services products, based on the volume, persistency and profitability of business generated by the Company from these three sources. Incentive and marketing support revenue is recognized at the earlier of notification of a payment or when payment is received.

Earnings per share

Basic earnings per share is calculated by dividing the net income available to common stockholders by the weighted average of common shares outstanding during the year. Contingently issuable shares are considered outstanding common shares and included in the computation of basic earnings per share if, as of the date of the computation, all necessary conditions have been satisfied.

Diluted earnings per share is calculated by using the weighted average of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock-based awards and common shares issuable as contingent consideration as part of the acquisition of certain acquired firms utilizing the treasury stock method, unless their inclusion would be anti-dilutive and would have the effect of increasing the earnings per share amount.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The computations of basic and diluted earnings per share are as follows:

	For the years ended December 31,
(in thousands, except per share amounts)	2004	2003	2002
Basic:
Net income	$40,142	$23,501	$11,593

Average shares outstanding	33,681	29,021	25,764
Contingent consideration	7	—	—

Total	33,688	29,021	25,764

Basic earnings per share	$1.19	$0.81	$0.45

Diluted:
Net income	$40,142	$23,501	$11,593

Average shares outstanding	33,681	29,021	25,764
Stock held in escrow and stock subscriptions	6	330	451
Contingent consideration	208	130	248
Stock-based compensation	2,745	2,244	2,312

Total	36,640	31,725	28,775

Diluted earnings per share	$1.10	$0.74	$0.40

Antidilutive securities that were excluded from the computation of diluted earnings per share for the year ended December 31, 2004 was less than 0.1 million shares. For the years ended December 31, 2003 and 2002, the Company did not have any securities considered antidilutive.

Use of estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

Business segments

The Company operates in one business segment, within the financial services industry. The Company does not have available the discrete financial information as to revenues by each product or service.

Net capital

Certain subsidiaries of NFP are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1 of the Securities Exchange Act of 1934, as amended), which requires the maintenance of minimum net capital. At December 31, 2004, these subsidiaries had aggregate net capital of $24.1 million, which was $21.1 million in excess of aggregate minimum net capital requirements of $3.0 million.

Cash and cash equivalents

For purposes of the consolidated statement of cash flows, cash equivalents consist of highly liquid investments purchased with a remaining maturity of three months or less. The carrying amounts reported on the statement of financial condition approximate their fair value.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Cash, cash equivalents and securities purchased under resale agreements in premium trust accounts

In their capacity as third-party administrators certain firms collect premiums from insureds, and after deducting their commissions and/or fees, remit these premiums to insurance carriers. Unremitted insurance premiums are held in a fiduciary capacity until disbursed. Various state regulations provide specific requirements that limit the type of investments that may be made with such funds. Accordingly, these funds are invested in cash, money market accounts, and securities purchased under resale agreements. Interest income is earned on these unremitted funds, which is reported as interest and other income in the accompanying consolidated statements of income. It is the Company’s policy for the firms to directly, or through a custodial agent, take possession of the securities purchased under resale agreements. Due to their short-term nature (overnight), the carrying amounts of such transactions approximate their fair value.

Stock-based compensation

The Company is authorized under the 1998, 2000 and 2002 Stock Incentive Plans (the “fixed plans”), and the 2000 and 2002 Stock Incentive Plans for Principals and Managers to grant options, stock appreciation rights, restricted stock and performance units, to officers, employees, Principals and/or certain entities they own, independent contractors, consultants, non-employee directors and certain advisory board members.

Prior to January 1, 2003, the Company accounted for awards (stock options) issued in connection with those plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Stock-based employee compensation costs included in net income for periods prior to January 1, 2003 reflect stock options granted under those plans that had an exercise price less than the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Standards (“SFAS”) No. 123, in accordance with SFAS No. 148, and adopted the Prospective method for transition. Awards granted under the Company’s plans vest over periods of up to five years. Therefore, the cost related to stock based employee compensation included in the determination of net income as of December 31, 2004, 2003 and 2002 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

	For the years ended December 31,
(in thousands, except per share amounts)	2004	2003	2002
Net income, as reported	$40,142	$23,501	$11,593
Add stock-based employee expense included in reported net income, net of tax	75	124	92
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(1,023)	(2,031)	(1,828)

Pro forma net income	$39,194	$21,594	$9,857

Earnings per share:
Basic—as reported	$1.19	$0.81	$0.45

Basic—pro forma	$1.16	$0.74	$0.38

Diluted—as reported	$1.10	$0.74	$0.40

Diluted—pro forma	$1.07	$0.68	$0.34

Refer to Note 12 for further information regarding the Company’s stock incentive plans.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

Property, equipment and depreciation

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, generally 3 to 7 years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the leases.

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

Goodwill and intangible assets not subject to amortization are tested at least annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the intangible asset might be impaired. The Company generally performs its impairment test on a quarterly basis. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. For the years ended December 31, 2004, 2003 and 2002, the Company recorded impairment losses of $4.8 million, $9.9 million and $1.8 million, respectively, related to goodwill and intangible assets, which is reflected in the consolidated statements of income.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

Reclassifications

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the current year presentation.

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

Recently issued accounting standards

In December 2004 the FASB issued SFAS No. 123 (revised) (“SFAS No. 123R”), “Share-Based Payment”. SFAS No. 123R eliminates the intrinsic value method under APB 25 as an alternative method of accounting for stock-based awards. SFAS No. 123R also revises the value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock–based awards and clarifies SFAS No. 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS No. 123R amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. SFAS 123R is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. Thus, the Company is required to adopt SFAS No. 123R for the interim period beginning July 1, 2005 and may elect to use either a modified version of prospective application or a modified version of retrospective application.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others,” an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on the Company’s financial statements

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 3—Property and Equipment

The following is a summary of property and equipment,

	December 31,
(in thousands)	2004	2003
Furniture and fixtures	$9,956	$9,783
Computers and software	20,706	15,305
Office equipment	3,653	3,008
Leasehold improvements	7,485	7,009
Other	114	58

	41,914	35,163
Less: Accumulated depreciation and amortization	(23,855)	(21,089)

	$18,059	$14,074

Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $6.7 million, $4.7 million and $3.1 million, respectively. In connection with the relocation of the Company’s headquarters, approximately $2.0 million of property and equipment, net, were disposed of during 2004.

Note 4—Commitments and Contingencies

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

In addition, we, along with over twenty other unrelated insurance brokers and insurers, are defendants in four putative class actions filed by alleged policyholders. Two of these actions were filed in the United States District Court for the Northern District of Illinois, one was filed in the United States District Court for the Northern District of California and one was filed in the United States District Court for the District of New Jersey. These actions assert, on behalf of a class of persons who purchased insurance through the broker defendants, claims arising from the conduct alleged in the New York Attorney General’s civil complaint against Marsh Inc. and Marsh & McLennan Companies, Inc. We dispute the allegations in these actions and intend to defend the actions vigorously. Additional complaints may be filed against us in various courts alleging claims arising from the conduct alleged in the New York Attorney General’s complaint. Our ultimate liability, if any, in the pending and possible future suits is uncertain and subject to contingencies that are not yet known.

We cannot predict at this time the outcome or the effect that any current or future regulatory activity will have on our business. It is possible that we will become subject to further governmental inquiries and subpoenas and have lawsuits filed against us. Our ultimate liability, if any, in connection with these matters and any possible future such matters is uncertain and subject to contingencies that are not yet known.

Credit risk

NFP Securities, Inc., the Company’s broker-dealer subsidiary (“NFPSI”), clears all of its securities transactions through clearing brokers on a fully disclosed basis. Pursuant to the terms of the agreements between

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

NFPSI and the clearing brokers, the clearing brokers have the right to charge NFPSI for losses that result from a counterparty’s failure to fulfill its contractual obligations. This right applies to all trades executed through its clearing brokers, and therefore NFPSI believes there is no maximum amount assignable to this right. At December 31, 2004 and 2003, NFPSI had recorded no liabilities with this right.

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

In the normal course of business, the Company enters into contracts that contain a variety of representations and warranties and which provide general indemnifications. The Company’s maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. However, based on experience, the Company expects the risk of loss under the general indemnifications to be remote.

The Company maintains its cash in bank depository accounts, which, at times, may exceed federally insured limits. The Company selects depository institutions based, in part, upon management’s review of the financial stability of the institutions. At December 31, 2004 and 2003, a significant portion of cash and cash equivalents were held at a single institution.

Acquisition bonus programs

At the time of NFP’s founding, it established an acquisition bonus program (“first bonus program”) under which certain founding officers and directors were eligible to receive a payment equal to $1.25 million in cash or common stock of NFP, at their election, for each $5 million of average base earnings of the applicable firms over a three-year period. This acquisition bonus program period commenced with eligible acquisitions effective January 1, 1999 through and including those eligible acquisitions closed by December 31, 2000. Accordingly, the three-year measurement periods ended between December 31, 2001 and December 31, 2003. The bonuses related to this program were accrued at the close of each eligible acquisition in an amount equal to 25% of the base earnings of the acquired firm and the amounts in the bonus pool were adjusted over the appropriate three-year measurement period based on the actual earnings of the applicable firms. For the year ended December 31, 2002, the Company reduced previous accruals by $(1.3) million. There were no adjustments made during 2003.

Effective January 1, 2001, a second acquisition bonus program was implemented (“second bonus program”), which replaced the first bonus program for eligible acquisitions closed on or after January 1, 2001. The new program is for the same founding officers and directors that were eligible for the first bonus program as well as certain outside consultants. These individuals are eligible to receive payments of: (i) 6% of Base earnings of an acquisition at the close of a transaction, paid in cash and (ii) 2% of the base earnings on an annual basis for each of the first three years following the close of the transaction, subject to the firm’s achieving target earnings in each year, or cumulatively as of each anniversary of the acquisition, also paid in cash. The amount expensed under the new program totaled $0.3 million for the year ended December 31, 2002. For the years ended December 31, 2004 and 2003, amounts previously accrued were reduced by ($0.4) million and $(0.1) million, respectively.

Option incentive programs

NFP encourages internal growth at each of its firms through incentive programs that it believes align the interests of the principals of NFP’s firms with the interests of its stockholders. Most of the firms acquired by NFP before December 31, 2000 operated under one of two three-year option incentive programs.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

For the year ended December 31, 2002, stock-based compensation expense under both of these programs totaled $9.7 million, and for the year ended December 31, 2003, previous accruals were reduced by $(2.1) million. The reduction of this accrual offset expense of $1.8 million recorded in connection with the option incentive programs. Both of these plans expired during 2003.

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

(in thousands)	2005	2006	2007
Purchase consideration	$88,624	$67,065	$65,150
Employee compensation	812	—	—

Total	$89,436	$67,065	$65,150

Performance incentive program

Effective January 1, 2002, the Company established an ongoing performance incentive plan for principals who are no longer eligible to receive options under its initial option incentive programs or have concluded their contingent consideration periods. The ongoing plan is a bonus plan that will pay out an increasing proportion of incremental earnings based on growth in earnings. The plan is a three-year plan that rewards growth above the prior period’s average earnings or prior incentive target, whichever is higher. As illustrated by the chart set forth below, the bonus is structured to pay the principal 5% to 40% of NFP’s share of incremental earnings from growth.

Three-year Average Growth Rate	% of NFP’s Share of Growth in Earnings Paid to Principal(s)
Less than 10%	0.0%
10%–15%	5.0%
15%–20%	20.0%
20%–25%	25.0%
25%–30%	30.0%
30%–35%	35.0%
35%+	40.0%

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

For the years ended December 31, 2004, 2003 and 2002 the Company recorded performance incentive expense of $6.7 million, $2.4 million and $0.8 million, respectively, which is included in management fee expenses in the consolidated statements of income. The Company accrues this incentive assuming 100% of the incentive is paid in cash.

Leases

The Company rents office space under operating leases with various expiration dates. Future minimum lease commitments under these operating leases as of December 31, 2004 are as follows:

(in thousands)
2005	$10,211
2006	9,230
2007	8,105
2008	6,411
2009	4,861
Thereafter and through 2018	15,497

Total minimum lease payments	$54,315

Rent expense for the years ended December 31, 2004, 2003, and 2002 approximated $14.6 million, $12.7 million, and $10.3 million, respectively.

Letter of credit

The Company’s $90 million credit facility provides for the issuance of letters of credit on the Company’s behalf, provided that, after giving effect to the letters of credit, the Company’s available borrowing amount is greater than zero. The maximum amount issuable under letters of credit that is permitted by the Company’s credit facility is $10 million. As of December 31, 2004 and 2003, the Company was contingently obligated for letters of credit in the amount of $1.8 million and $2.5 million, respectively.

Escrows

As of December 31, 2003, the Company had escrowed 0.1 million shares of NFP’s common stock as part of the acquisition of certain firms. The Company released these shares as certain performance targets were met. These shares were not reflected as outstanding in the Company’s financial statements, though they were included in the calculation of weighted average diluted shares. As of December 31, 2004, there were no shares held in escrow.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 5—Cost of Services: Operating Expenses

Cost of services: operating expenses consist of the following for the years ended December 31,

	For the years ended December 31,
(in thousands)	2004	2003	2002
Compensation and related	$110,051	$87,345	$64,862
General and administrative	80,141	62,935	50,424

Totals	$190,192	$150,280	$115,286

Included in other general and administrative expenses are occupancy costs, professional fees, information technology, insurance and client services. Depreciation expense is excluded from cost of services: operating expenses and included in corporate and other expenses: amortization and depreciation.

Note 6—Corporate General and Administrative Expenses

Corporate general and administrative expenses consist of the following expenses for the years ended December 31,

	For the years ended December 31,
(in thousands)	2004	2003	2002
Compensation and benefits	$15,196	$14,823	$11,326
Other	20,213	11,439	9,350

Totals	$35,409	$26,262	$20,676

Included in other expenses are occupancy costs, professional fees, information technology, insurance and firm services.

Note 7—Notes Receivable, net

Notes receivable consists of the following at December 31,

	For the years ended December 31,
(in thousands)	2004	2003
Notes receivable from Principals and/or certain entities they own	$9,971	$11,831
Other notes receivable	4,289	3,474

	14,260	15,305

Less: allowance for uncollectible notes	(3,216)	(2,120)

Total notes receivable, net	$11,044	$13,185

Notes receivable bear interest at rates typically between 5% and 8% (with a weighted average of 6.5%) (December 31, 2004), and 5% and 10% (with a weighted average of 8%) (December 31, 2003), and mature at various dates between April 1, 2005 and December 31, 2008 (December 31, 2004), and between June 1, 2004 and June 30, 2008 (December 31, 2003). Notes receivable from Principals and/or certain entities they own are taken on a full recourse basis to the Principal and/or such entity.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 8—Accrued liabilities

Accrued liabilities consists of the following at December 31,

	For the years ended December 31,
(in thousands)	2004	2003
Contingent consideration payable	$15,468	$5,780
Performance incentive programs	13,947	3,720
Incentive compensation payable	9,743	6,965
Other	19,877	11,384

Total accrued liabilities	$59,035	$27,849

Note 9—Borrowings

The Company has a $90 million credit facility with a group of banks. Borrowings under the credit facility bear interest, at the Company’s discretion, at (1) the greater of (a) the prime rate, (b) the three-month certificate of deposit rate plus 1% or (c) the federal funds effective rate plus ½ of 1%; or (2) the Eurodollar rate for one, two, three or six-month periods plus 2%. The rates under (1) above float with changes in the indicated rates and under (2) are fixed for the indicated Eurodollar rate period. Interest is computed on the daily outstanding balance. The weighted average interest rate under the credit facility at December 31, 2004 and 2003 was 5.3% and 3.3%, respectively. The credit facility is structured as a revolving credit facility and is due on September 14, 2005, unless the Company elects to convert the credit facility to a term loan, at which time it will amortize over one year, with a principal payment due on March 14, 2006 and a final maturity on September 14, 2006. At December 31, 2004 and 2003, there were no borrowings under the credit facility. All obligations under the Company’s credit facility are collateralized by all of the Company’s assets.

The credit facility contains various customary restrictive covenants prohibiting NFP and its subsidiaries, subject to various exceptions, among other things, from (i) incurring additional indebtedness or guarantees, (ii) creating liens or other encumbrances on the Company’s property or granting negative pledges, (iii) entering into a merger or similar transaction, (iv) selling or transferring any of the Company’s property except in the ordinary course of business, (v) making dividend and other restricted payments and (vi) making investments. In addition to the foregoing, the credit facility contains financial covenants requiring the Company to maintain a minimum interest coverage ratio and a minimum amount of Adjusted EBITDA (as defined in the credit agreement) and a maximum consolidated leverage ratio. Management believes that the Company was in compliance with all covenants under the credit facility as of December 31, 2004 and 2003.

Note 10—Retirement and Pension Plans

Effective January 1, 2001, the Company established the National Financial Partners Corp. 401(k) Plan (the “Plan”) under Section 401(k) of the Internal Revenue Code. The Company matches employee contributions at a rate of 50%, up to six percent of eligible compensation. Amounts charged to expense relating to the Plan were $1.8 million, $1.5 million, and $1.3 million, for the years ended December 31, 2004, 2003 and 2002, respectively.

Certain subsidiaries have established 401(k), profit sharing, or self-employment plans covering eligible employees. These plans operate under special transition rules that expire on the last day of the plan year following the plan year in which the acquisition occurred. During the years ended December 31, 2004, 2003 and 2002, total expenses related to the subsidiaries’ plans were not material to the consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 11—Stockholders’ equity

On September 23, 2003, the Company completed the sale of 4,279,146 shares of its common stock in its IPO, for which it received proceeds, after fees and expenses, of $86.4 million.

On March 30, 2004, in connection with a secondary public offering by certain of the Company’s stockholders of approximately 7.1 million shares of common stock, stock options for 222,618 shares were exercised resulting in cash proceeds payable to the Company of $2.4 million. In addition, the Company received a tax benefit, net of related deferred tax asset, of $0.9 million, which has been recorded as an adjustment to additional paid-in capital.

During the years ended December 31, 2004, 2003 and 2002, the Company issued approximately 1.9 million, 5.8 million, and 1.6 million shares of common stock, respectively. The Company issued approximately 1.2 million, 1.2 million, and 1.6 million of these shares in connection with the acquisition of firms in 2004, 2003 and 2002, respectively.

As of December 31, 2003 and 2002, the Company had escrowed 0.1 million and 0.2 million shares, respectively, of NFP’s common stock as part of the acquisition of certain firms. The Company released these shares as certain performance targets were met. These shares were not reflected as outstanding in the Company’s financial statements, though they were included in the calculation of weighted average diluted shares. As of December 31, 2004, there were no shares held in escrow.

In February 2000, the Company issued 200,000 shares to a founder and former director of the Company in exchange for a $2 million note due February 2010. Interest accrues on the unpaid principal at the lowest rate permitted by the Internal Revenue Code, and is collateralized by such executive’s shares of NFP’s common stock, whether acquired directly or under options currently granted or hereafter issued. Principal is repaid on the note as the restricted shares are sold. During 2004 and 2003, 141,539 and 58,461 shares were paid for and outstanding. The note was fully satisfied during 2004 and all shares were paid for and outstanding.

In June 2000, the Company issued 49,091 shares to certain independent contractors in exchange for notes receivable of approximately $0.5 million. These notes bear interest at a rate of 7%, are collateralized by such independent contractors’ shares and are due 20% per year through July 2005. During 2004, 2003, and 2002, 6,181 shares, 17,091 shares, and 9,818 shares, respectively, were paid for and outstanding.

In March 2001, the Company issued 98,256 shares to officers of the Company in exchange for notes totaling $1.7 million that mature in March 2006. These notes bear interest at a rate of 5.07%, and are collateralized by such executives’ shares of NFP’s common stock, whether acquired directly or under options currently granted or hereafter issued. During 2004 and 2002, 26,828 shares, and 71,428 shares, respectively, were paid for and outstanding. As of December 31, 2004, all notes were fully satisfied and all shares were paid for and outstanding.

Note 12—Stock Incentive plans

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

Stock options granted under these plans may be granted with or without stock appreciation rights and generally will have a term of 10 years. Generally, stock options granted under the 2002 Stock Incentive Plan will be subject to vesting over five years, and stock options granted under the 2002 Stock Incentive Plan for Principals and Managers will be exercisable immediately upon grant. As of December 31, 2004, 3,147,772 shares remain authorized and unissued.

2000 Stock Incentive Plan and 2000 Stock Incentive Plan for Principals and Managers

NFP adopted the 2000 Stock Incentive Plan and the 2000 Stock Incentive Plan for Principals and Managers, effective May 15, 2000. A maximum of 1,600,000 shares of the Company’s common stock is reserved for issuance under each plan, subject to adjustments for stock splits and similar events. All other terms and conditions are substantially similar to those of the 2002 Stock Incentive Plan and 2002 Stock Incentive Plan for Principals and Managers described above. As of December 31, 2004, 131,618 shares remain authorized and unissued.

1998 Stock Incentive Plan

NFP adopted the 1998 Stock Incentive Plan, effective October 26, 1998. A maximum of 1,600,000 shares of the Company’s common stock is reserved for issuance under the plan, subject to adjustments for stock splits and similar events. All other terms and conditions are substantially similar to those of the 2002 Stock Incentive Plan described above. As of December 31, 2004, 65,600 shares remain authorized and unissued.

Shares available for future grants under all existing stock incentive plans totaled 3,344,990 as of December 31, 2004.

Restricted Stock Awards

The Company has granted awards in the form of restricted common stock or in the right to receive unrestricted shares of common stock in the future (“restricted stock units”). Restricted stock units are generally subject to a vesting period from 1 to 3 years from the date of grant.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following table sets forth activity relating to the Company’s restricted stock units for the year ended December 31,

(in thousands)	2004
Restricted stock units at beginning of year	—
Granted	164
Conversions to common stock	—
Canceled	—

Restricted stock units at end of year	164

Stock Options Awards

The Company has granted awards in the form of stock options. Stock option awards to employees are subject to a vesting period from 3 to 5 year period. Stock option awards to principals pursuant to the Option Inventive Plans were fully vested upon grant.

The following table sets forth activity relating to the Company’s stock options:

	For the years ended December 31,
	2004		2003		2002
(in thousands)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	6,593	$12.46	4,998	$11.10	1,956	$11.40
Granted	155	$31.23	1,735	$20.96	3,055	$11.00
Exercised	(487)	$11.82	(97)	$10.04	—	$—
Canceled	(53)	$18.73	(43)	$16.08	(13)	$16.70

Outstanding at end of year	6,208	$13.01	6,593	$12.46	4,998	$11.10

Options exercisable at year end	5,478	$11.74	5,452	$11.25	4,146	$10.30

The following is a summary of the information concerning currently outstanding and exercisable options as of December 31, 2004:

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$10.00 – $19.99	4,995	6.2	$10.74	4,818	$10.49
$20.00 – $29.99	1,111	8.3	$21.34	650	$20.70
$30.00 – $39.99	102	9.6	$33.48	10	$31.42

Total	6,208			5,478

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Components of the Company’s stock-based compensation expense (net of cancellations) are presented below:

	For the years ended December 31,
(in thousands)	2004	2003	2002
Restricted stock	$238	$—	$—
Stock options	1,202	199	9,866

Total	$1,440	$199	$9,866

For the year ended December 31, 2004, 2003, and 2002, in accordance with APB Opinion No. 25, the Company recognized stock-based compensation expense of $0.1 million, $0.2 million, and $0.2 million, respectively, for stock options granted prior to January 1, 2003 to employees with a strike price that was below the fair value of NFP’s stock at the date of grant. This expense is included in stock-based compensation expense.

Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, and the prospective method in accordance with SFAS No. 148, for transition for awards granted under the 1998 Stock Incentive Plan, 2000 Stock Incentive Plan and the 2002 Stock Incentive Plan.

In accordance with SFAS No. 123, the Company recorded stock-based compensation expense equal to the fair value of the options on the date of grant based on the Black-Scholes option-pricing model. The weighted average fair values of the options granted and weighted average assumptions are as follows:

(in thousands)	2004	2003	2002
Weighted average fair value options granted	$8.13	$5.60	$11.00
Assumptions used:
Expected volatility	27%	27%	50%
Risk-free interest rate	3.54%	3.28%	3.80%
Expected life	5 years	5 years	5 years
Dividend yield	1.32%	1.74%	—

Note 13—Income taxes

The components of the consolidated income tax provision are shown below,

	For the years ended December 31,
(in thousands)	2004	2003	2002
Current income taxes:
Federal	$35,650	$21,199	$14,795
State and local	2,069	6,857	7,144

Total	$37,719	$28,056	$21,939

Deferred income taxes:
Federal	$(6,876)	$(3,885)	$(7,284)
State and local	1,122	(833)	(1,518)

Total	$(5,754)	$(4,718)	$(8,802)

Provision for income taxes	$31,965	$23,338	$13,137

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The effective tax rates differ from the provision calculated at the federal statutory rate primarily because of the Company’s nondeductible goodwill amortization, the effects of state and local taxes and certain expenses not deductible for tax purposes. The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income taxes as a result of the following differences:

	For the years ended December 31,
(in thousands)	2004	2003	2002
Income before income taxes	$72,107	$46,839	$24,730

Provision under U.S. tax rates	$25,237	$16,394	$8,655
Increase resulting from:
Nondeductible goodwill amortization	696	1,933	411
State and local income taxes, net of federal benefit	1,507	3,087	3,656
Foreign income tax, net of foreign tax credit	917	—	—
Adjustment to deferred tax assets and liabilities	2,877	—	—
Other	731	1,924	415

Income tax expense	$31,965	$23,338	$13,137

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of the assets and liabilities. They are measured by applying the enacted tax rates and laws in effect for the years in which such differences are expected to reverse. The significant components of the Company’s deferred tax assets and liabilities at December 31 are as follows:

	For the years ended December 31,
(in thousands)	2004	2003
Deferred tax assets:
Stock-based compensation	$17,403	$20,758
Accrued liabilities and reserves	5,062	3,695
Other	2,440	2,300

Gross deferred tax assets	24,905	26,753
Valuation allowance	—	(157)

Deferred tax assets	$24,905	$26,596

Deferred tax liabilities:
Goodwill and intangible assets	$(88,044)	$(81,954)
Deferred state taxes	(2,441)	(2,834)
Other	(1,974)	(1,509)

Gross deferred tax liabilities	$(92,459)	$(86,297)

Net deferred tax liability	$(67,554)	$(59,701)

Note 14—Related Party Transactions

As part of the management agreement, the Company generally advances management fees to principals and/or certain entities they own on a monthly basis. The monthly advances are recorded as an expense in the month paid. At the end of each quarter, the Company records the contractual amount due to and from principals and/or certain entities they own. At December 31, 2004 and 2003, amounts due to principals and/or certain entities they own totaled $45.3 million and $25.4 million, respectively, and the amounts due from principals and/or certain

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

entities they own totaled $7.1 million and $6.8 million, respectively. Amounts earned by the principals and/or certain entities they own are represented as management fees on the consolidated statements of income.

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

On September 1, 2001, Texas law was amended to permit the ownership of Texas-domiciled insurance agencies by non-Texas insurance agents. In June 2002, after obtaining approval from the Texas Department of Insurance, the Company acquired Partners Marketing and each of its three wholly owned subsidiaries, through a share exchange in which certain classes of stockholders of Partners Marketing received shares of NFP’s common stock in exchange for their holdings of Partners Marketing’s stock. The stockholders did not receive any compensation or consideration for their ownership interest in Partners Marketing, as each consented to the cancellation of his shares. At the time of this exchange, the Partners Marketing promissory notes became an intercompany debt and the administrative services agreement with Partners Marketing was terminated.

Loans to Former Director

In February 2000 and March 2001, the Company loaned a founder and former director $2,000,000 and $469,492, respectively, to purchase the Company’s common stock. The loans were collateralized by the pledge of 200,000 and 26,828 shares of the Company’s common stock, respectively. Interest accrues on the unpaid principal at the lowest rate permitted by the Internal Revenue Code. The notes must be repaid with after-tax proceeds from the sale of the shares. The Company’s recourse in the event of default under the loans is limited to the pledged shares that secure the loans. During 2004, the notes were fully satisfied and all shares were paid for and outstanding.

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

Repayment of Loans by Executive Officers and Directors

In December 2002, the Company’s chairman, president and chief executive officer repaid in full the principal and all accrued interest of a loan the Company made to her in March 2001. The loan was for $850,000 and enabled her to purchase 48,571 shares of NFP’s common stock. The loan was made on the same terms as the

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

terms of the note described above under “Loans to Former Director.” During 2002, the note was fully satisfied and all shares were paid for and outstanding.

In December 2002, the Company’s executive vice president and chief financial officer also repaid in full the principal and all accrued interest of a loan the Company made to him in March 2001. The loan was for $400,000 and enabled him to purchase 22,857 shares of NFP’s common stock. This loan was made on the same terms as the terms of the note described above under “Loans to Former Director.” During 2002, the note was fully satisfied and all shares were paid for and outstanding.

Note 15—Acquisitions and Divestitures

During 2004, the Company acquired 19 firms that offer life insurance and wealth transfer, corporate and executive benefits and other financial services to high net-worth individuals and growing entrepreneurial companies. These acquisitions allowed NFP to expand into desirable geographic locations, further extend its presence in the insurance services industry and increased the volume of services currently provided.

The purchase price, including direct costs, associated with acquisitions accounted for as purchases and the allocations thereof, are summarized as follows:

	For the years ended December 31,
(in thousands)	2004	2003	2002
Consideration:
Cash	$63,027	$50,658	$29,772
Common stock	35,595	23,515	26,239
Other	558	2,004	2,259

Totals	$99,180	$76,177	$58,270

Allocation of purchase price:
Net tangible assets	$9,111	$3,216	$4,072
Cost assigned to intangibles:
Book of business	21,809	19,366	14,357
Management contracts	40,502	29,845	22,528
Trade name	702	565	415
Goodwill	27,056	23,185	16,898

Totals	$99,180	$76,177	$58,270

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

In connection with the 19 acquisitions, the Company has contingent obligations based upon the future earnings of the acquired entities that are not included in the purchase price that was recorded for these acquisitions at the date of acquisition. Future payments made under this arrangement will be recorded as an adjustment to purchase price when the contingencies are settled. As of December 31, 2004, the maximum amount of contingent obligations for the 19 firms, which is largely based on growth in earnings, was $100.9 million.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

As of December 31, 2004 the Company has capitalized approximately $2.8 million, $3.1 million, $6.4 million relating to contingent consideration for firms acquired in 2004, 2003 and 2002, respectively.

The following table summarizes the required disclosures of the unaudited pro forma combined entity, as if the acquisitions occurred at the beginning of the years in which they were acquired.

	For the years ended December 31,
(in thousands, except per share amounts)	2004	2003
Revenue	$655,218	$534,228
Income before income taxes	$77,902	$65,429
Net income	$43,619	$34,283
Earnings per share—basic	$1.29	$1.14
Earnings per share—diluted	$1.19	$1.01

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred at January 1, 2004 and 2003, respectively, nor is it necessarily indicative of future operating results.

Divestitures with Principals

During 2002, the Company sold two subsidiaries, one in exchange for 50,000 shares of NFP’s common stock with a value of $0.9 million, the other for cash of $0.2 million and 40,000 shares of NFP’s common stock with a value of $0.7 million. During 2003, the Company sold three subsidiaries, one in exchange for 8,427 shares of NFP’s common stock with a value of $0.2 million, one in exchange for cash and property of $0.3 million and 20,807 shares of NFP’s common stock with a value of $0.5 million, and the other for cash of $0.3 million and 22,476 shares of NFP’s common stock with a value of $0.5 million. During 2004, the Company sold one subsidiary in exchange for cash of $0.1 million, a promissory note of $0.7 million, and 29,788 shares of NFP’s common stock with a value of $0.9 million. In 2003 and 2002, loss from the disposal of subsidiaries totaled $1.8 million and $0.3 million, respectively. In 2004, gain from disposal of subsidiaries was $0.1 million.

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 16—Goodwill and other intangible assets

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 are as follows:

	For the years ended December 31,
(in thousands)	2004	2003
Balance as of January 1,	$218,002	$184,507
Goodwill acquired during the year, including goodwill acquired related to the deferred tax liability of $12,729 (2004) and $13,332 (2003)	39,785	36,528
Contingent consideration payments, firm disposals, firm restructures and other	25,810	2,634
Impairment of goodwill	(2,385)	(5,667)

Balance as of December 31,	$281,212	$218,002

Acquired intangible assets

	As of December 31,
	2004		2003
(in thousands)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortizing identified intangible assets:
Book of business	$118,427	$(38,310)	$96,811	$(27,258)
Management contracts	225,449	(35,997)	187,612	(27,499)

Total	$343,876	$(74,307)	$284,423	$(54,757)

Non-amortizing intangible assets:
Goodwill	$296,417	$(15,205)	$233,207	$(15,205)
Trade name	3,834	(196)	3,195	(196)

Total	$300,251	$(15,401)	$236,402	$(15,401)

The Company defines book of business as the acquired firm’s existing customer relationships that provide a significant source of income through recurring revenue over the course of the economic life of the relationships.

Aggregate amortization expense for amortizing intangible assets for the year ended December 31, 2004, 2003, and 2002 was $19.6 million, $16.5 million, and $13.3 million, respectively. Intangibles related to book of business and management contracts are being amortized over a 10-year period and a 25-year period, respectively. Estimated amortization expense for each of the next five years is $20.4 million per year. Estimated amortization expense for each of the next five years will change primarily as the Company continues to acquire firms.

Impairment of goodwill and intangible assets:

The Company evaluates its amortizing (long-lived assets) and non-amortizing intangible assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS No. 142, “Goodwill and Other Intangible Assets”, respectively.

In connection with its evaluation, management proactively looks for indicators of impairment. Indicators include, but are not limited to, sustained operating losses or a trend of poor operating performance and significant

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

customer or revenue loss. If one or more indicators of impairment exist among any of the Company’s firms, the Company performs an evaluation to identify potential impairments. If an impairment is identified the Company measures and records the amount of impairment loss.

Impairments were identified among seven, five and three firms for the years ended December 31, 2004, 2003 and 2002, respectively. The Company compared the carrying value of each firm’s long-lived assets (book of business and management contract) to an estimate of their respective fair value. The fair value is based upon the amount at which the long-lived assets could be bought or sold in a current transaction between the Company and its principals, and or the present value of the assets’ future cash flow. Based upon this analysis, the following impairments of amortizing intangible assets were recorded (in thousands):

	Impairment loss as of December 31,
	2004	2003	2002
Amortizing identified intangible assets:
Management Contract	$2,152	$4,158	$854
Book of Business	191	—	160

Total	$2,343	$4,158	$1,014

For each firm’s non-amortizing intangible assets, the Company compared the carrying value of each firm to an estimate of its fair value. The fair value is based upon the amount at which the firm could be bought or sold in a current transaction between the Company and its principals, and or the present value of the assets future cash flows. Based upon this analysis, the following impairments of non-amortizing intangible assets were recorded (in thousands):

	Impairment loss as of December 31,
	2004	2003	2002
Non-amortizing intangible assets:
Trade name	$63	$107	$12
Goodwill	2,385	5,667	796

Total	$2,448	$5,774	$808

The total impairment of goodwill and intangible assets recognized in the consolidated statements of income for the years ended December 31, 2004, 2003 and 2002, was $4.8 million, $9.9 million, and $1.8 million, respectively.

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 17—Non-cash transactions

The following are non-cash activities,

	For the years ending December 31,
(in thousands)	2004	2003	2002
Stock issued as consideration for acquisitions	$35,595	$23,515	$26,239
Stock issued for contingent consideration	8,923	1,566	3,799
Stock repurchased, note receivable and satisfaction of an accrued liability in connection with divestitures of acquired firms	947	1,348	1,704
Stock repurchased, note receivable and satisfaction of an accrued liability in exchange for the restructure of an firm	993	1,449	3,729
Stock repurchased to satisfy note receivable, due from principals and/or certain entities they own and other assets	310	4,146	—
Excess tax benefit from stock options exercised	2,242	406	—

Note 18—Quarterly Financial Data (Unaudited)

The quarterly results of operations are summarized below:

(in thousands, except per share amounts)	December 31	September 30	June 30	March 31
2004
Commissions and fees revenue	$203,549	$153,304	$151,687	$130,932
Gross margin	44,419	34,414	34,848	26,745
Net income	11,984	11,139	10,158	6,861
Earnings per share:
Basic	$0.35	$0.33	$0.30	$0.21
Diluted	$0.32	$0.30	$0.28	$0.19
2003
Commissions and fees revenue	$139,998	$116,349	$114,522	$93,557
Gross margin	33,894	28,713	26,739	18,803
Net income	9,731	7,369	2,775	3,626
Earnings per share:
Basic	$0.30	$0.26	$0.10	$0.13
Diluted	$0.27	$0.24	$0.09	$0.12

Note 19—Subsequent events

Acquisitions

Subsequent to December 31, 2004 and through March 16, 2005, the Company acquired ten firms and signed a definitive agreement to acquire an eleventh. The Company agreed to pay aggregate acquisition consideration in a combination of $37.5 million in cash and the anticipated issuance of approximately 457,000 shares of common stock.

In addition, on March 9, 2005, the Company, Blue Sky Acquisition Corp., a direct wholly-owned subsidiary of the Company, and Highland Capital Holding Corporation (“Highland”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, Blue Sky will merge with and into Highland (the “Merger”), with Highland continuing as the surviving corporation. Upon consummation of the Merger, the Company has agreed to pay up to $48.4 million in a combination of cash and Company common stock to the holders of Highland debt,

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

preferred stock, options and common stock. The holders of Highland common stock may elect to received Company common stock or a combination of Company common stock and cash. The value paid by the Company depends upon the elections of the holders of Highland common stock, as well as the price per share of Company’s common stock as determined under the terms of the Merger Agreement. The transaction is subject to customary conditions and is expected to close in the second quarter of 2005.

Dividends

On February 17, 2005, the Company’s board of directors declared a $0.12 per share of common stock quarterly cash dividend. The dividend will be payable on April 7, 2005 to stockholders of record at the close of business on March 17, 2005.