Form 10-Q
period 2005-03-31
NATIONAL FINANCIAL PARTNERS CORP
filed 2005-05-10
CIK 1183186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

The number of outstanding shares of the registrant’s Common Stock, $0.10 par value, as of April 30, 2005 was 35,267,841.

National Financial Partners Corp. and Subsidiaries

Form 10-Q

Forward-Looking Statements

National Financial Partners Corp. and its subsidiaries and their representatives may from time to time make verbal or written statements, including certain statements in this report, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may include discussions concerning revenue, expenses, earnings, cash flow, dividends, capital structure, credit facilities, market and industry conditions, premium and commission rates, interest rates, contingencies, the direction or outcome of regulatory investigations and litigation, income taxes and NFP’s operations. In some cases, you can identify forward-looking statements by the words “may,” “will,” “should,” “anticipate,” “expect,” “intend,” “plan,” “believe,” “estimate,” “predict,” “project,” “target,” “continue,” “potential” and similar expressions of a future or forward-looking nature.

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

Additional factors are set forth in NFP’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2004.

Forward-looking statements speak only as of the date on which they are made. NFP expressly disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Part I – Financial Information

Item 1. Financial Statements (Unaudited)

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share amounts)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$107,638	$83,103
Cash, cash equivalents and securities purchased under resale agreements in premium trust accounts	50,490	53,692
Commissions, fees, and premiums receivable, net	31,063	56,739
Due from principals and/or certain entities they own	9,294	7,130
Notes receivable, net	3,851	5,852
Deferred tax assets	6,228	6,968
Other current assets	9,186	16,207

Total current assets	217,750	229,691

Property and equipment, net	20,791	18,059
Deferred tax assets	19,631	17,937
Intangibles, net	294,334	273,207
Goodwill, net	306,614	281,212
Notes receivable, net	8,316	5,192
Other non-current assets	1,229	1,162

Total assets	$868,665	$826,460

LIABILITIES
Current liabilities:
Premiums payable to insurance carriers	$46,933	$51,043
Bank loan	75,000	—
Income taxes payable	7,803	11,301
Deferred tax liabilities	4,981	5,836
Due to principals and/or certain entities they own	17,127	45,328
Accounts payable	7,247	8,589
Dividends payable	4,174	4,104
Accrued liabilities	33,665	59,035

Total current liabilities	196,930	185,236

Deferred tax liabilities	91,031	86,623
Other non-current liabilities	11,896	8,329

Total liabilities	299,857	280,188

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value: Authorized 200,000 shares; none issued	—	—
Common stock, $0.10 par value: Authorized 60,000 shares; 36,029 and 35,303 issued and 34,817 and 34,206 outstanding, respectively	3,603	3,530
Additional paid-in capital	570,449	542,699
Common stock subscribed	68	68
Stock subscription receivable	(68)	(68)
Retained earnings	31,655	30,000
Treasury stock, 1,206 and 1,090 shares, respectively, at cost	(25,488)	(21,083)
Unearned stock-based compensation	(11,411)	(8,874)

Total stockholders’ equity	568,808	546,272

Total liabilities and stockholders’ equity	$868,665	$826,460

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited - in thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2004
Revenue:
Commissions and fees	$160,614	$130,932

Cost of services:
Commissions and fees	46,733	36,756
Operating expenses	55,479	44,198
Management fees	27,210	23,233

Total cost of services	129,422	104,187

Gross margin	31,192	26,745

Corporate and other expenses:
General and administrative (excludes stock-based compensation)	10,677	7,390
Stock-based compensation	934	190
Amortization and depreciation	7,064	6,606
Impairment of goodwill and intangible assets	1,540	—

Total corporate and other expenses	20,215	14,186

Income from operations	10,977	12,559

Interest and other income	522	511
Interest and other expense	(1,214)	(596)

Net interest and other	(692)	(85)

Income before income taxes	10,285	12,474
Income tax expense	4,456	5,613

Net income	$5,829	$6,861

Earnings per share:
Basic	$0.17	$0.21

Diluted	$0.16	$0.19

Weighted average shares outstanding:
Basic	34,549	33,132

Diluted	37,286	36,251

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - in thousands)

	Three Months Ended March 31,
	2005	2004
Cash flow from operating activities:
Net income	$5,829	$6,861

Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(2,723)	(277)
Stock-based compensation	934	190
Amortization of intangibles	5,398	4,626
Impairment of goodwill and intangible assets	1,540	—
Depreciation	1,666	1,980
(Increase) decrease in operating assets:
Cash, cash equivalents and securities purchased under resale agreements in premium trust accounts	3,202	(11,610)
Commissions, fees and premiums receivable, net	26,326	8,750
Due from principals and/or certain entities they own	(2,907)	(4,131)
Notes receivable, net – current	(321)	(3,073)
Other current assets	7,021	152
Notes receivable, net – non current	(3,124)	(1,244)
Other non-current assets	(67)	(58)
Increase (decrease) in operating liabilities:
Premiums payable to insurance carriers	(4,110)	11,993
Income taxes payable	(3,498)	3,753
Due to principals and/or certain entities they own	(28,201)	(14,991)
Accounts payable	(1,342)	(3,352)
Accrued liabilities	(20,204)	(6,490)
Other non-current liabilities	3,567	1,947

Total adjustments	(16,843)	(11,835)

Net cash used in operating activities	(11,014)	(4,974)

Cash flow from investing activities:
Purchases of property and equipment, net	(4,398)	(2,476)
Payments for acquired firms, net of cash, and contingent consideration	(35,565)	(28,680)

Net cash used in investing activities	(39,963)	(31,156)

Cash flow from financing activities:
Repayments of bank loan	(16,500)	(15,000)
Proceeds from bank loan	91,500	28,000
Capital contributions	20	—
Proceeds from exercise of stock options, including tax benefit	4,596	3,254
Dividends paid	(4,104)	(3,242)

Net cash provided by financing activities	75,512	13,012

Net increase (decrease) in cash and cash equivalents	24,535	(23,118)

Cash and cash equivalents, beginning of the period	83,103	71,244

Cash and cash equivalents, end of the period	$107,638	$48,126

Supplemental disclosures of cash flow information:

Cash paid for income taxes	$9,182	$4,109

Cash paid for interest	$456	$—

Non-cash transactions:
See Note 8

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2005 and 2004

Note 1 - Nature of Operations

National Financial Partners Corp. (“NFP”), a Delaware corporation, was formed on August 27, 1998, and commenced operations on January 1, 1999. The principal business of National Financial Partners Corp. and its Subsidiaries (the “Company”) is the acquisition and management of operating companies which form a national distribution network that offers financial services, including life insurance and wealth transfer, corporate and executive benefits and financial planning and investment advisory services to the high net worth and entrepreneurial corporate markets. As of March 31, 2005, the Company operates a national distribution network with over 150 owned firms and over 200 affiliated firms.

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

All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2004, included in NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed March 16, 2005.

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

Stock-Based Compensation

The Company is authorized under the 1998, 2000 and 2002 Stock Incentive Plans (the “fixed plans”), and the 2000 and 2002 Stock Incentive Plans for Principals and Managers to grant options, stock appreciation rights, restricted stock, restricted stock units, and performance units, to officers, employees, Principals and/or certain entities they own, independent contractors, consultants, non-employee directors and certain advisory board members.

Prior to January 1, 2003, the Company accounted for awards (stock options) issued in connection with those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Stock-based employee compensation costs included in net income for periods prior to January 1, 2003 reflect stock options granted under those plans that had an exercise price less than the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”) and adopted the prospective method for transition. Awards granted under the Company’s plans vest over periods of up to five years. Therefore, the cost related to stock based employee compensation included in the determination of net income as of March 31, 2005 and 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

(in thousands, except per share amounts)	Three Months Ended March 31,
	2005	2004
Net income, as reported	$5,829	$6,861
Add stock-based employee compensation expense included in reported net income, net of tax	4	17
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(129)	(244)

Pro forma net income	$5,704	$6,634

Earnings per share:
Basic – as reported	$0.17	$0.21

Basic – pro forma	$0.17	$0.20

Diluted – as reported	$0.16	$0.19

Diluted – pro forma	$0.15	$0.18

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised) (“SFAS 123R”), “Share-Based Payment”. SFAS 123R eliminates the intrinsic value method under APB 25 as an alternative method of accounting for stock-based awards. SFAS 123R also revises the value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock–based awards and clarifies SFAS 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS 123R amends SFAS No. 95, “Statement of Cash Flows”, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. In April 2005, the Securities and Exchange Commission amended the required adoption date of SFAS 123R, which is effective for public companies at the beginning of the next fiscal year instead of the first interim or annual period beginning after June 15, 2005. Thus, the Company is required to adopt SFAS 123R no later than January 1, 2006. Had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to the consolidated financial statements.

Note 3 - Earnings Per Share

The computations of basic and diluted earnings per share are as follows:

(in thousands, except per share amounts)	Three Months Ended March 31,
	2005	2004
Basic:
Net income	$5,829	$6,861

Average shares outstanding	34,504	33,132
Contingent consideration	45	—

Total	34,549	33,132

Basic earnings per share	$0.17	$0.21

Diluted:
Net income	$5,829	$6,861

Average shares outstanding	34,504	33,132
Stock held in escrow and stock subscriptions	6	202
Contingent consideration	47	83
Stock options	2,729	2,834

Total	37,286	36,251

Diluted earnings per share	$0.16	$0.19

Note 4 - Acquisitions

During the three months ended March 31, 2005, the Company acquired 10 firms that offer life insurance and wealth transfer, corporate and executive benefits and other financial services to high net-worth individuals and growing entrepreneurial companies. These acquisitions allowed NFP to expand into desirable geographic locations, further extend its presence in the insurance services industry and increased the volume of services currently provided.

The purchase price, including direct costs, associated with acquisitions accounted for as purchases and the allocations thereof, are summarized as follows:

(in thousands)	Three Months Ended March 31,
	2005	2004
Consideration:
Cash	$31,583	$34,078
Common stock	14,501	23,493
Other	92	92

Totals	$46,176	$57,663

Allocation of purchase price:
Net tangible assets	$718	$6,290
Cost assigned to intangibles:
Book of business	4,336	8,782
Management contracts	22,449	27,451
Trade name	305	404
Goodwill	18,368	14,736

Totals	$46,176	$57,663

The price per share paid by the Company was based upon an average fair market value of the Company’s publicly traded common stock over a specified period of time prior to the closing date of the acquisition.

In connection with the 10 acquisitions, the Company has contingent obligations based upon the future earnings of the acquired entities that are not included in the purchase price that was recorded for these acquisitions at the effective date of acquisition. Future payments made under this arrangement will be recorded as an adjustment to purchase price if the contingencies are satisfied. As of March 31, 2005, the maximum amount of contingent obligations for the 10 firms, which is largely based on growth in earnings, was $39 million.

As of March 31, 2005 the Company has capitalized approximately $2.8 million relating to contingent consideration for firms acquired in the three months ended March 31, 2004, and none for firms acquired in 2005.

The following table summarizes the required disclosures of the pro forma combined entity, as if these acquisitions occurred at January 1, 2005 and 2004, respectively (in thousands, except per share amounts):

(in thousands, except per share amounts)	Three Months Ended March 31,
	2005	2004
Revenue	$161,095	$136,551
Income before taxes	$10,638	$14,412
Net income	$6,030	$7,927
Earnings per share – basic	$0.17	$0.24
Earnings per share – diluted	$0.16	$0.22

The pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred at January 1, 2005 and 2004, respectively, nor is it necessarily indicative of future operating results.

Note 5 - Goodwill and Other Intangible Assets

Goodwill:

The changes in the carrying amount of goodwill for the three months ended March 31, 2005 are as follows:

(in thousands)	2005
Balance as of January 1,	$281,212
Goodwill acquired during the year, including goodwill acquired related to the deferred tax liability of $5,323	23,690
Contingent consideration payments, firm disposals, firm restructures and other	2,686
Impairment of goodwill	(974)

Balance as of March 31,	$306,614

Acquired intangible assets:

(in thousands)	As of March 31, 2005		As of December 31, 2004
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortizing identified intangible assets:
Book of business	$120,268	$(39,136)	$118,427	$(38,310)
Management contracts	241,687	(32,387)	225,449	(35,997)

Total	$361,955	$(71,523)	$343,876	$(74,307)

Non-amortizing intangible assets:
Goodwill	$321,819	$(15,205)	$296,417	$(15,205)
Trade name	4,098	(196)	3,834	(196)

Total	$325,917	$(15,401)	$300,251	$(15,401)

Aggregate amortization expense for intangible assets subject to amortization for the three months ended March 31, 2005 was $5.4 million. Intangibles related to book of business and management contract are being amortized over a 10-year period and a 25-year period, respectively. Estimated amortization expense for each of the next five years is $21.8 million per year, based on the Company’s acquisitions as of March 31, 2005. Estimated amortization expense for each of the next five years will change primarily as the Company continues to acquire firms.

Impairment of goodwill and intangible assets:

The Company evaluates its amortizing (long-lived assets) and non-amortizing intangible assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), respectively.

In connection with its evaluation, management proactively looks for indicators of impairment. Indicators include, but are not limited to, sustained operating losses or a trend of poor operating performance and significant customer or revenue loss. If one or more indicators of impairment exist among any of the Company’s firms, the Company performs an evaluation to identify potential impairments. If an impairment is identified, the Company measures and records the amount of impairment loss.

Impairments were identified among three firms for the three months ended March 31, 2005. There were no impairments during the corresponding three-month period in 2004. The Company compared the carrying value of each firm’s long-lived assets (book of business and management contract) to an estimate of their respective fair value. The fair value is based upon the amount at which the long-lived assets could be bought or sold in a current transaction between the Company and its principals, and or the present value of the assets’ future cash flow. Based upon this analysis, the following impairments of amortizing intangible assets were recorded (in thousands):

Impairment loss as of March 31, 2005
Amortizing identified intangible assets:
Management Contract	$218
Book of Business	308

Total	$526

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

Impairment loss as of March 31, 2005
Non-amortizing identified intangible assets:
Trade name	$40
Goodwill	974

Total	$1,014

The total impairment of goodwill and intangible assets recognized in the consolidated statements of income for the three-month period ended March 31, 2005 was $1.5 million. There was no impairment of goodwill and intangible assets for the three-month period ended March 31, 2004.

Both the process to look for indicators of impairment and the method to compute the amount of impairment incorporate quantitative data and qualitative criteria including new information that can dramatically change the decision about the valuation of an intangible asset in a very short period of time. The timing and amount of losses reported in earnings could vary if the type of or weighting of attributes to such qualitative or quantitative data were different.

Note 6 – Borrowings

The Company has a $90.0 million credit facility with a group of banks. Borrowings under the credit facility bear interest, at management’s discretion, at (1) the greatest of (a) the prime rate, (b) the three-month certificate of deposit rate plus 1% or (c) the federal funds effective rate plus  1/2 of 1%; or (2) the Eurodollar rate for one, two, three or six-month periods plus 2%. The rates under (1) above float with changes in the indicated rates and under (2) are fixed for the indicated Eurodollar rate period. Interest is computed on the daily outstanding balance. The weighted average interest rate under the credit facility as of March 31, 2005 and March 31, 2004 was 6.52% and 5.0%, respectively. The credit facility is structured as a revolving credit facility and is due on September 14, 2005, unless the Company elects to convert the credit facility to a term loan, in which case it will amortize over one year, with a principal payment due on March 14, 2006 and a final maturity on September 14, 2006. As of March 31, 2005, the Company had a balance of $75.0 million outstanding under the credit facility. The Company did not have any outstanding balance under the facility as of March 31, 2004. The Company’s obligations under its credit facility are collateralized by all of its assets. The credit facility contains various customary restrictive covenants. As of March 31, 2005, management believes that the Company was in compliance with all covenants under the facility.

Note 7 – Stockholders’ Equity

The changes in stockholders’ equity during the three months ended March 31, 2005 is summarized as follows:

	Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned Stock-based Compensation	Total
Balance at December 31, 2004	$3,530	$542,699	$30,000	$(21,083)	$(8,874)	$546,272
Common stock issued for:
Acquisitions	39	14,462	—	—	—	14,501
Contingent consideration	13	4,317	—	—	—	4,330
Other	2	904	—	—	—	906
Common stock repurchased	—	—	—	(4,405)	—	(4,405)
Stock-based awards outstanding	—	3,470	—	—	(2,537)	933
Stock options exercised, including tax benefit	19	4,577	—	—	—	4,596
Cash dividends declared on common stock ($0.12 per share)	—	—	(4,174)	—	—	(4,174)
Other	—	20	—	—	—	20
Net income	—	—	5,829	—	—	5,829

Balance at March 31, 2005	$3,603	$570,449	$31,655	$(25,488)	$(11,411)	$568,808

Stock incentive plans

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

During the three months ended March 31, 2005, the Company granted 87,486 restricted stock units to employees related to stock incentive plans, with an aggregate fair value of $3.3 million, which are subject to a vesting period from 2 to 10 years from the date of grant. During the three months ended March 31, 2004, the Company did not grant any restricted stock units. For the three months ended March 31, 2005, the Company recognized $0.2 million in stock-based compensation in the consolidated statements of income related to these grants.

During the three months ended March 31, 2005 and 2004, the Company granted 15,000 and 35,000 non-qualified stock options related to stock incentive plans, with a weighted average strike price of $38.43 and $27.35 per share, respectively. The weighted average fair value of the non-qualified stock options granted during the three months ended 2005 and 2004 were $10.76 and $6.94, respectively. The non-qualified stock options granted during the three months ended 2005 are subject to a vesting period from 0 to 1 year and 20% over 5 years for the non-qualified stock options granted during the three months ended 2004. For the three months ended March 31, 2005 and 2004, the Company recognized $0.1 million and less the $0.1 million, respectively, in stock-based compensation in the consolidated statements of income related to these grants.

Note 8 – Non-Cash Transactions

The following non-cash transactions occurred during the periods indicated (in thousands):

	Three Months Ended March 31,
	2005	2004
Stock issued as consideration for acquisitions	$14,501	$23,493
Stock issued for contingent consideration and other	4,330	2,831
Stock received in exchange for satisfaction of a note receivable and/or due from principal/and or certain entities they own	4,405	1,073
Net tax benefit from stock options exercised	1,556	1,219

Note 9 – Commitments and Contingencies

Legal matters

In the ordinary course of business, the Company is involved in lawsuits and other claims. Management considers these lawsuits and claims to be without merit and the Company is defending them vigorously. Management believes that the resolution of these lawsuits or claims will not have a material adverse impact on the Company’s consolidated financial position. In addition, the sellers of firms to the Company typically indemnify the Company for loss or liability resulting from acts or omissions occurring prior to the acquisition, whether or not the sellers were aware of these acts or omissions. Several of the existing lawsuits and claims have triggered these indemnity obligations.

In addition, the Company, along with over twenty other unrelated insurance brokers and insurers, is a defendant in four putative class actions filed by alleged policyholders. Two of these actions were filed in the Northern District of Illinois, one was filed in the Northern District of California and one was filed in the District of New Jersey. These actions assert, on behalf of a class of persons who purchased insurance through the broker defendants, claims arising from the conduct alleged in the New York Attorney General’s civil complaint against Marsh Inc. and Marsh & McLennan Companies, Inc. The Company disputes the allegations in these actions and intends to defend the actions vigorously. Additional complaints may be filed against the Company in various courts alleging claims arising from the conduct alleged in the New York Attorney General’s complaint.

It is possible that additional lawsuits will be filed against the Company. The Company’s ultimate liability, if any, in connection with the pending and possible future lawsuits is uncertain and subject to contingencies that are not yet known.

Note 10 – Subsequent Events

Subsequent to March 31, 2005 and through May 10, 2005, the Company acquired six firms. The Company paid aggregate consideration of approximately $42.8 million in cash and the issuance of approximately 424,000 shares of common stock.

In April 2005, the Company sold two subsidiaries in exchange for 26,396 shares of NFP’s common stock with a value of $1.1 million. The Company expects to realize a loss from disposal of subsidiaries of approximately $0.3 million.

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

Executive Overview

NFP is a leading independent distributor of financial services products primarily to high net worth individuals and growing entrepreneurial companies. Founded in 1998, and commencing operations on January 1, 1999, NFP has grown internally and through acquisitions and, as of March 31, 2005, operates a national distribution network with over 150 owned firms and over 200 affiliated firms. As a result of new acquisitions and the growth of previously acquired firms, revenue grew from $130.9 million during the three months ended March 31, 2004 to $160.6 million during the three months ended March 31, 2005. Net income decreased 15.9% to $5.8 million during the three months ended March 31, 2005 from $6.9 million during the three months ended March 31, 2004

NFP’s firms earn revenue that consists primarily of commissions and fees earned from the sale of financial products and services to their clients and incur commission and fee expense and operating expense in the course of earning this revenue. NFP pays management fees to non-employee principals of its firms based on the financial performance of each respective firm. Management refers to revenue earned by NFP’s firms minus the expenses of its firms, including management fees, as gross margin. Management uses gross margin as a measure of the performance of the acquired firms. Through acquisitions and internal growth, gross margin grew from $26.8 million, or 20.4% of revenues, during the three months ended March 31, 2004 to $31.2 million, or 19.4% of revenues, during the three months ended March 31, 2005.

Gross margin is offset by expenses that NFP incurs at the corporate level, including corporate and other expenses. Corporate and other expenses grew from $14.2 million during the three months ended March 31, 2004 to $20.2 million during the three months ended March 31, 2005. Corporate and other expenses include general and administrative expenses, which are the operating expenses of its corporate headquarters. General and administrative expenses grew from $7.4 million during the three months ended March 31, 2004 to $10.7 million during the three months ended March 31, 2005. General and administrative expenses as a percent of revenue increased from 5.7% during the three months ended March 31, 2004 to 6.6% during the three months ended March 31, 2005.

Acquisitions

Under its acquisition structure, NFP acquires 100% of the equity of independent financial services products distribution businesses on terms that are relatively standard across all its acquisitions. To determine the acquisition price, NFP’s management first estimates the annual operating cash flow of the business to be acquired based on current levels of revenue and expense. For this purpose, management defines operating cash flow as cash revenue of the business less cash and non-cash expenses, other than amortization, depreciation and compensation to the business’s owners or individuals who subsequently become principals. Management refers to this estimated annual operating cash flow as “target earnings.” The acquisition price is a multiple (generally in a range of five to six times) of a portion of the target earnings, which management refers to as “base earnings.” Base earnings averaged 47% of target earnings for all firms owned at March 31, 2005. In determining base earnings, management focuses on the recurring revenue of the business. By recurring revenue, management means revenue from sales previously made (such as renewal commissions on insurance products, commissions and administrative fees for ongoing benefit plans and mutual fund trail commissions) and fees for assets under management.

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

Substantially all of NFP’s acquisitions have been paid for with a combination of cash and its common stock, valued at its then fair market value. At this time, NFP typically requires its principals to take at least 30% of the total acquisition price in its common stock; however, through March 31, 2005, principals have taken on average approximately 44% of the total acquisition price in NFP’s common stock. The following table shows acquisition activity in the following period:

Three Months Ended March 31, 2005
Number of acquisitions closed	10
Consideration:
Cash	$31,583
Common stock	14,501
Other(a)	92

$46,176

(a)	Represents capitalized costs of the acquisitions.

Revenue

NFP’s firms generate revenue primarily from the following sources:

Life insurance commissions and estate planning fees. Insurance and annuity commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. First-year commissions are calculated as a percentage of the first twelve months’ premium on the policy and earned in the year that the policy is originated. In many cases, the Company’s firms receive renewal commissions for a period following the first year, if the policy remains in force. Some of the Company’s firms receive fees for the settlement of life insurance policies. These fees are generally based on a percentage of the settlement proceeds received by the client. Some of the Company’s firms also earn fees for developing estate plans.

Corporate and executive benefits commissions and fees. The Company’s firms earn commissions on the sale of insurance policies written for benefit programs. The commissions are paid each year as long as the client continues to use the product and maintain its broker of record relationship with the firm. The Company’s firms also earn fees for the development and implementation of corporate and executive benefit programs as well as fees for the duration that these programs are administered. Asset-based fees are also earned for administrative services or consulting related to certain benefits plans.

Financial planning and investment advisory fees and securities commissions. The Company’s firms earn commissions related to the sale of securities and certain investment-related insurance products as well as fees for offering financial advice and related services. These fees are based on a percentage of assets under management and are generally paid quarterly. In a few cases, incentive fees are earned based on the performance of the assets under management. Some of the Company’s firms charge flat fees for the development of a financial plan or a flat fee annually for advising clients on asset allocation.

Some of the Company’s firms also earn additional compensation in the form of incentive revenue, from manufacturers of financial services products, based on the volume, persistency and profitability of business generated by the Company’s firm from these three sources. These forms of payments are earned both with respect to sales by the Company’s owned firms and sales by the Company’s network of over 200 affiliated third-party distributors.

NFPSI, the Company’s registered broker-dealer and investment adviser, also earns commissions and fees on the transactions effected through it. Most principals of the Company’s firms, as well as many of the Company’s affiliated third-party distributors, conduct securities or investment advisory business through NFPSI. Incidental to the corporate and executive benefits services provided to their customers, some of the Company’s firms offer property and casualty insurance brokerage and advisory services. The Company earns commissions and fees in connection with these services.

Some of the Company’s firms offer property and casualty insurance brokerage and advisory services. We believe these services complement the corporate and executive benefits services provided to the Company’s clients. Commissions and fees are earned in connection with these services.

Although the Company’s operating history is limited, the Company believes that its firms earn approximately 65% to 70% of their revenue in the first three quarters of the year and approximately 30% to 35% of their revenue in the fourth quarter.

Expenses

The following table sets forth certain expenses as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2005	2004
Total revenue	100.0%	100.0%
Cost of services:
Commissions and fees	29.1	28.1
Operating expenses	34.6	33.8
Management fees	16.9	17.7

Total cost of services	80.6	79.6

Gross margin	19.4	20.4

Corporate and other expenses:
General and administrative (excludes stock-based compensation)	6.6	5.7
Stock-based compensation	0.6	0.2
Amortization	3.4	3.5
Depreciation	1.0	1.5
Impairment of goodwill and intangible assets	1.0	—

	12.6%	10.9%

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

Operating expenses. The Company’s firms incur operating expenses related to maintaining individual offices, including compensating non-producing staff. Firm operating expenses also include the expenses of NFPSI and of NFPISI, another subsidiary that serves the Company’s acquired firms and through which its acquired firms and its affiliated third-party distributors access insurance and financial services products and manufacturers.

Management fees. The Company pays management fees to the principals of its firms and/or certain entities they own based on the financial performance of the firms they manage. Once the Company receives cumulative preferred earnings (base earnings) from a firm, the principals and/or an entity the principals own receive management fees equal to earnings above base earnings up to target earnings. An additional management fee is paid in respect of earnings in excess of target earnings based on the ratio of base earnings to target earnings. For example, if base earnings equal 40% of target earnings, the Company receives 40% of earnings in excess of target earnings and the principal and/or the entity receives 60%. Management fees also include an accrual for certain performance-based incentive amounts payable under the Company’s ongoing incentive program.

The ratio of management fees to gross margin before management fees is dependent on the percentage of total earnings of the Company’s firms capitalized by the Company, the performance of the Company’s firms relative to base earnings and target earnings, the growth of the Company’s firms in the periods after their first three years following acquisition, and the earnings of NFPISI and NFPSI, from which no management fees are paid. Because of the Company’s cumulative preferred position, if a firm produces earnings below target earnings in a given year, the Company’s share of the firm’s total earnings would be higher for that year. If a firm produces earnings at or above target earnings, the Company’s share of the firm’s total earnings would be equal to the percentage of the earnings capitalized by the Company in the initial transaction, less any additional management fees earned under ongoing incentive plans.

The following table summarizes the results of operations of NFP’s firms for the periods presented and shows management fees as a percentage of gross margin before management fees:

	Three Months Ended March 31,
	2005	2004
Revenue:

Commissions and fees	$160,614	$130,932

Cost of services:
Commissions and fees	46,733	36,756
Operating expenses	55,479	44,198

Gross margin before management fees	58,402	49,978
Management fees	27,210	23,233

Gross margin	$31,192	$26,745

Management fees, as a percentage of gross margin before management fees	46.6%	46.5%

Corporate and other expenses

General and administrative. At the corporate level, the Company incurs general and administrative expense related to the acquisition of and administration of its firms. General and administrative expense includes compensation, occupancy, professional fees, travel and entertainment, technology, telecommunication, advertising and marketing costs, internal audit and certain corporate compliance costs. Stock-based compensation expense is disclosed separately.

Stock-based compensation. The Company has incurred stock-based compensation expense for awards (stock options and restricted stock) granted to employees and directors. Stock options granted to employees through December 31, 2002 were accounted for under the intrinsic-value-based method of accounting in accordance with APB 25. On January 1, 2003, NFP adopted the fair value recognition provisions of SFAS 123 in accordance with SFAS 148 and has adopted the “prospective” method of transition. Under this method, the cost of stock options granted to employees after January 1, 2003 are included in the determination of net income.

        Recently Issued Accounting Standards. In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised) (“SFAS 123R”), “Share-Based Payment”. SFAS 123R eliminates the intrinsic value method under APB 25 as an alternative method of accounting for stock-based awards. SFAS 123R also revises the value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies SFAS 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS 123R amends SFAS No. 95, “Statement of Cash Flows”, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. In April 2005, the Securities and Exchange Commission amended the required adoption date of SFAS 123R, which is effective for public companies at the beginning of the next fiscal year instead of the first interim or annual period beginning after June 15, 2005. Thus, the Company is required to adopt SFAS 123R no later than January 1, 2006. Had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to the consolidated financial statements.

Amortization. NFP incurs amortization expense related to the amortization of intangible assets.

        Impairment of goodwill and intangible assets. The firms the Company acquires may not continue to positively perform after the acquisition for various reasons, including legislative or regulatory changes that affect the products in which a firm specializes, the loss of key clients after the acquisition closed, general economic factors that impact a firm in a direct way and the cultural incompatibility of an acquired firm’s management team with the Company. In such situations, the Company may take impairment charges in accordance with SFAS 142 and SFAS 144 and reduce the carrying cost of acquired identifiable intangible assets (including book of business, management contract and tradename) and goodwill to their respective fair values. Management reviews and evaluates the financial and operating results of the Company’s acquired firms on a firm-by-firm basis throughout the year to assess the recoverability of goodwill and other intangible assets associated with these firms. In assessing the recoverability of goodwill and other intangible assets, the Company uses historical trends and the Company makes projections regarding the estimated future cash flows and other factors to determine the recoverably of the respective assets. If a firm’s goodwill and other intangible assets do not meet the recoverability test, the firm’s carrying value will be compared to its estimated fair value. The fair value is based upon the amount at which the acquired firm could be bought or sold in a current transaction between the Company and the principals and/or the present value of the assets’ future cash flows. The intangible assets associated with a particular firm may be impaired when the firm has experienced a significant deterioration in its business indicated by an inability to produce at the level of base earnings for a period of four consecutive quarters and when the firm does not appear likely to improve its operating results or cash flows in the foreseeable future. Management believes that this is an appropriate time period to evaluate firm performance given the seasonal nature of many firms’ activities.

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

Three months ended March 31, 2005 compared with the three months ended March 31, 2004

The following table provides a comparison of NFP’s revenues and expenses for the periods presented:

	For the three months ended March 31,
	2005	2004	$ Change	% Change
	(in millions)
Statement of Operations Data:
Revenue:
Commissions and fees	$160.6	$130.9	$29.7	22.7%

Cost of services:
Commissions and fees	46.7	36.7	10.0	27.2
Operating expenses	55.5	44.2	11.3	25.6
Management fees	27.2	23.2	4.0	17.2

Total cost of services	129.4	104.1	25.3	24.3

Gross margin	31.2	26.8	4.4	16.4

Corporate and other expenses:
General and administrative (excludes stock-based compensation)	10.7	7.4	3.3	44.6
Stock-based compensation	0.9	0.2	0.7	350
Amortization	5.4	4.6	0.8	17.4
Depreciation	1.7	2.0	(0.3)	(15.0)
Impairment of goodwill and intangible assets	1.5	—	1.5	100

Total corporate and other expenses	20.2	14.2	6.0	42.3

Income from operations	11.0	12.6	(1.6)	(12.7)

Interest and other income	0.5	0.5	—	—
Interest and other expense	(1.2)	(0.6)	0.6	100

Net interest and other	(0.7)	(0.1)	0.6	600

Income before income taxes	10.3	12.5	(2.2)	(17.6)
Income tax expense	4.5	5.6	(1.1)	(19.6)

Net income	$5.8	$6.9	$(1.1)	(15.9)%

Summary

Net income. Net income decreased $1.1 million, or 15.9%, to $5.8 million in the three months ended March 31, 2005 compared with $6.9 million in the same period last year. The decrease was primarily a result of higher firm level expenses, internal review costs, non-recurring expense associated with the Company’s recent office relocation, interest expense and impairment of goodwill and intangible assets.

Revenue

Commissions and fees. Commissions and fees increased $29.7 million, or 22.7%, to $160.6 million in the three months ended March 31, 2005 compared with $130.9 million in the same period last year. The increase was due to an increased volume of business from the Company’s existing firms as well as business generated by firms that were acquired in 2004 and 2005. Approximately $13.3 million of the increase was due to business generated by new acquisitions, and approximately $16.4 million was a direct result of increased volume of business from the Company’s existing firms, including NFPSI and NFPISI.

Cost of services

Commissions and fees. Commissions and fees expense increased $10.0 million, or 27.2%, to $46.7 million in the three months ended March 31, 2005 compared with $36.7 million in the same period last year. As a percentage of revenue, commissions and fees expense increased to 29.1% in the 2005 quarter from 28.1% in the same period last year. Approximately $4.7 million of the increase was due to business generated by new acquisitions, and approximately $5.3 million was due to increased volume of business from the Company’s existing firms. The increase was primarily due to a higher commission and fee expense at brokerage and benefit firms which typically have greater earnings stability but lower margins.

Operating expenses. Operating expenses increased $11.3 million, or 25.6%, to $55.5 million in the three months ended March 31, 2005 compared with $44.2 million in the same period last year. As a percentage of revenue, operating expenses increased to 34.6% in the 2005 quarter from 33.8% in the 2004 quarter. Approximately $3.9 million of the increase was due to operating expenses of new acquisitions, and approximately $7.4 million was a result of increased operating expenses at the Company’s existing firms. The increase was due principally due to business generated by firms which were acquired during 2004 and 2005 and internal growth at the Company’s existing firms.

Management fees. Management fees increased $4.0 million, or 17.2%, to $27.2 million in the three months ended March 31, 2005 compared with $23.2 million in the same period last year. The increase resulted from higher earnings at the Company’s acquired firms generated primarily through new acquisitions and internal growth of existing firms. Management fees represented 46.6% of gross margin before management fees in the three months ended March 31, 2005 compared with 46.5% in the same period last year. In addition, management fees included an accrual of $2.5 million for ongoing incentive plans in the three months ended 2005 compared with $0.8 million in the three months ended 2004. Management fees as a percentage of revenue decreased to 16.9% in the three months ended March 31, 2005 from 17.7% in the same period last year.

Gross margin. Gross margin increased $4.4 million, or 16.4%, to $31.2 million in the three months ended March 31, 2005 compared with $26.8 million in the same period last year. Gross margin as a percentage of revenue decreased to 19.4% in the three months ended March 31, 2005 from 20.4% in the same period last year. The decrease was primarily due to higher commission and fee expense at brokerage and benefit firms, particularly the early 2004 acquisitions, which typically have greater earnings stability but lower margins. In addition, operating expenses included the expenses of the Company’s first quarter acquisitions. These acquisitions did not contribute to gross margin and consequently, lowered the Company’s first quarter gross margin as a percentage of revenue.

Corporate and other expenses

General and administrative. General and administrative expenses increased $3.3 million, or 44.6%, to $10.7 million in the three months ended March 31, 2005 compared with $7.4 million in the same period last year. As a percentage of revenue, general and administrative expense increased to 6.6% in the three months ended March 31, 2005 compared with 5.7% in the same period last year. The increase resulted primarily from $2.0 million in costs accrued for the Company’s ongoing internal review and $0.3 million of moving-related expenses.

Stock-based compensation. Stock-based compensation expense increased $0.7 million, or 350%, to $0.9 million in the three months ended March 31, 2005 compared with $0.2 million in the same period last year. As a percentage of revenue, stock-based compensation expense was 0.6% in the three months ended March 31, 2005 compared with 0.2% in the same period last year. The increase in stock-based compensation was a direct result of stock awards granted to employees subsequent to the first quarter of 2004.

Amortization. Amortization increased $0.8 million, or 17.4%, to $5.4 million in the three months ended March 31, 2005 compared with $4.6 million in the same period last year. Amortization expense increased as a result of an 11.2% increase in net intangible assets resulting primarily from new acquisitions. As a percentage of revenue, amortization was 3.4% in the three months ended March 31, 2005 compared with 3.5% in the same period last year.

Depreciation. Depreciation expense decreased $0.3 million, or 15%, to $1.7 million in the three months ended March 31, 2005 compared with $2.0 million in the same period last year. During the prior year period, there was a $0.7 million increase in depreciation expense resulting from the completion of a comprehensive review of depreciable assets and capital expenditures. This one-time expense contributed to an overall decrease in depreciation expense when comparing period over period. As a percentage of revenue, depreciation expense decreased to 1.0% in the three months ended March 31, 2005 from 1.5% in the same period last year.

Interest and other income. Interest and other income was $0.5 million in the periods ended March 31, 2005 and 2004, respectively.

Interest and other expense. Interest and other expense increased $0.6 million, or 100%, to $1.2 million in the three months ended March 31, 2005 compared with $0.6 million in the same period last year. The increase was primarily the result of $0.4 million for both a leasehold write-off and additional relocation-related expenses, and $0.5 million of interest expense.

Income tax expense

Income tax expense. Income tax expense decreased $1.1 million, or 19.6%, to $4.5 million in the three months ended March 31, 2005 compared with $5.6 million in the same period last year. The decrease is a direct result of a 17.6% decrease in pretax income for the three months ended March 31, 2005 to $10.3 million compared with $12.5 million for the same period last year, as well as a decrease in the estimated effective tax rate to 43.3% from 45%, for the three months ended March 31, 2005 and 2004, respectively.

Liquidity and Capital Resources

Summary cash flow data is provided as follows (in thousands):

	Three Months Ended March 31,
	2005	2004
Cash flows provided by (used in):

Operating activities	$(11,014)	$(4,974)
Investing activities	(39,963)	(31,156)
Financing activities	75,512	13,012

Increase (decrease)	24,535	(23,118)
Cash and cash equivalents – beginning of period	83,103	71,244

Cash and cash equivalents – end of period	$107,638	$48,126

As of March 31, 2005, the Company had cash and cash equivalents of $107.6 million, an increase of $24.5 million from balance as of December 31, 2004 of $83.1 million. The increase in cash and cash equivalents during the three months ended March 31, 2005 resulted from net borrowings under its credit facility of $75.0 million, offset by payments for acquired firms, net of cash, and contingent consideration of $35.6 and net cash used in operating activities of $11.0 million.

During the three months ended March 31, 2005, cash used in operating activities was $11.0 million, primarily resulting from net payments to principals and/or certain entities the own of $28.2 million, a decrease in accrued liabilities of $20.2 million, offset by a decrease in commissions, fees and premiums receivable, net of $26.3 and net income of $5.8 million. During the three months ended March 31, 2004, cash used in operating activities was $5.0 million, primarily resulting from management fee payments made to firm principals previously accrued in 2003 and reductions in payables and accrued liabilities partially offset by net income earned during the period and a decrease in commissions, fees and premiums receivable, net.

During the three months ended March 31, 2005 and 2004, cash used in investing activities was $40.0 million and $31.2 million, respectively, in both cases for the acquisition of firms and property and equipment. During the three months ended

March 31, 2005 and 2004, NFP used $35.6 million and $28.7 million, respectively, for payments for acquired firms, net of cash and contingent consideration. In each period, payments for acquired firms represented the largest use of cash in investing activities.

During the three months ended March 31, 2005 and 2004, cash provided by financing activities was $75.5 million and $13.0 million, respectively. In both cases, cash provided by financing activities was primarily the result of net borrowings under the Company’s credit facility. The Company uses this credit facility primarily to fund acquisitions.

Some of the Company’s firms maintain premium trust accounts which represent payments collected from insureds on behalf of carriers. Funds held in these accounts are invested in cash, cash equivalents and securities purchased under resale agreements (overnight). As of March 31, 2005, NFP had cash, cash equivalents and securities purchased under resale agreements in premium trust accounts of $50.5 million, a decrease of $3.2 million from the balance as of December 31, 2004 of $53.7 million. Increases or decreases in these accounts relate to the volume and timing of payments from insureds and the timing of the Company’s remittances to carriers. These increases or decreases are largely offset by changes in the premiums payable to insurance carriers liability account.

Management believes that the Company’s existing cash, cash equivalents, funds generated from its operating activities and funds available under its credit facility will provide sufficient sources of liquidity to satisfy its financial needs for the next twelve months. However, if circumstances change, NFP may need to raise debt or additional capital in the future.

Borrowings

The Company has a $90.0 million credit facility with a group of banks. Borrowings under the credit facility bear interest, at management’s discretion, at (1) the greatest of (a) the prime rate, (b) the three-month certificate of deposit rate plus 1% or (c) the federal funds effective rate plus  1/2 of 1%; or (2) the Eurodollar rate for one, two, three or six-month periods plus 2%. The rates under (1) above float with changes in the indicated rates and under (2) are fixed for the indicated Eurodollar rate period. Interest is computed on the daily outstanding balance. The weighted average interest rate under the credit facility at March 31, 2005 and March 31, 2004 was 6.52% and 5.0%, respectively. The credit facility is structured as a revolving credit facility and is due on September 14, 2005, unless the Company elects to convert the credit facility to a term loan, in which case it will amortize over one year, with a principal payment due on March 14, 2006 and a final maturity on September 14, 2006. As of March 31, 2005 the Company had a balance of $75.0 million outstanding under the credit facility. The Company did not have any outstanding balance under the facility as of March 31, 2004. The Company’s obligations under its credit facility are collateralized by all of its assets. The credit facility contains various customary restrictive covenants. As of March 31, 2005, the Company was in compliance with all covenants under the facility.

The credit facility contains various customary restrictive covenants prohibiting the Company and its subsidiaries, subject to various exceptions, among other things, from (i) incurring additional indebtedness or guarantees, (ii) creating liens or other encumbrances on its property or granting negative pledges, (iii) entering into a merger or similar transaction, (iv) selling or transferring any of its property except in the ordinary course of business, (v) making dividend and other restricted payments and (vi) making investments. In addition to the foregoing, the credit facility contains financial covenants requiring the Company to maintain a minimum interest coverage ratio and a minimum amount of Adjusted EBITDA (as defined in the credit agreement) and a maximum consolidated leverage ratio. As of March 31, 2005, management believes that the Company was in compliance with all covenants under the credit facility.

Contractual Obligations

There have been no material changes outside the ordinary course of the Company’s business to the Company’s total contractual cash obligations which are set forth in the table included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, except that during the three months ended March 31, 2005, the Company borrowed $75.0 million under its credit facility. In addition, as of March 31, 2005, the Company was obligated to pay cash acquisition consideration of $36.9 million, and issue approximately 357,000 shares to the former holders of Highland Capital Holding Corporation debt, preferred stock, option and common stock.

Dividends

The Company paid a quarterly cash dividend of $0.12 per share of its common stock on January 7, 2005. On February 17, 2005, the Company declared a quarterly cash dividend of $0.12 per share of its common stock, which was paid on April 7, 2005 to stockholders of record on March 17, 2005. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements and other factors as the Company’s board of directors deems relevant. Based on the most recent quarterly dividend declared of $0.12 per share of common stock and the number of shares held by stockholders of record on March 17, 2005, the total annual cash requirement for dividend payments would be approximately $16.7 million.

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

The Company has a credit facility and cash, cash equivalents and securities purchased under resale agreements in premium trust accounts which are subject to short-term interest rate risk. Based on the weighted average borrowings under its credit facility during the three months ended March 31, 2005 and 2004, a 1% change in short-term interest rates would have affected the Company’s income before income taxes by approximately $0.4 million and $0.1 million, respectively. Based on the weighted average amount of cash, cash equivalents and securities purchased under resale agreements in premium trust accounts during the three months ended March 31, 2005 and 2004, a 1% change in short-term interest rates would have affected the Company’s income before income taxes by approximately $0.5 million for both the current and prior year period.

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

Part II – Other Information

Item 1. Legal Proceedings

In the ordinary course of business, the Company is involved in lawsuits and other claims. Management considers these lawsuits and claims to be without merit and the Company is defending them vigorously. Management believes that the resolution of these lawsuits or claims will not have a material adverse impact on the Company’s consolidated financial position. In addition, the sellers of firms to the Company typically indemnify the Company for loss or liability resulting from acts or omissions occurring prior to the acquisition, whether or not the sellers were aware of these acts or omissions. Several of the existing lawsuits and claims have triggered these indemnity obligations.

Several of the Company’s subsidiaries have received subpoenas and other informational requests from governmental authorities seeking information regarding compensation arrangements, bid rigging and related matters. These appear to be similar to those received by other insurance intermediaries in their respective states. Based on the review conducted by the Company to respond to these inquiries, the Company is not aware of any bid rigging or related illegal conduct. Given the current regulatory environment and the number of the Company’s subsidiaries operating in local markets throughout the country, it is possible that additional subpoenas or other inquiries will be received. The Company has and will continue to cooperate fully with all governmental agencies.

In addition, the Company, along with over twenty other unrelated insurance brokers and insurers, is a defendant in four putative class actions filed by alleged policyholders. Two of these actions were filed in the Northern District of Illinois, one was filed in the Northern District of California and one was filed in the District of New Jersey. These actions assert, on behalf of a class of persons who purchased insurance through the broker defendants, claims arising from the conduct alleged in the New York Attorney General’s civil complaint against Marsh Inc. and Marsh & McLennan Companies, Inc. The Company disputes the allegations in these actions and intends to defend the actions vigorously. Additional complaints may be filed against the Company in various courts alleging claims arising from the conduct alleged in the New York Attorney General’s complaint. The Company’s ultimate liability, if any, in the pending and possible future suits is uncertain and subject to contingencies that are not yet known.

In addition to the review conducted by the Company to respond to the governmental authorities, the Company has undertaken a voluntary internal review of the policies and practices of its insurance operations in light of current industry developments. This voluntary internal review is being conducted under the supervision of outside counsel. Based upon the review conducted thus far, neither the Company nor outside counsel has discovered any evidence of bid rigging, or fictitious or inflated quotes involving collusion with insurance carriers. The review also includes an ongoing assessment of the Company’s compensation arrangements and their impact, if any, on the placement of insurance. The Company continues to evaluate its compensation arrangements with insurance carriers and to strengthen its organizational controls. Our internal review has and will continue to result in significant legal and other costs.

The Company cannot predict at this time the outcome of the internal review or the effect that any current or future regulatory activity will have on its business. It is possible that the Company will become subject to further governmental inquiries and subpoenas and have lawsuits filed against it. The Company’s ultimate liability, if any, in connection with these matters and any possible future such matters is uncertain and subject to contingencies that are not yet known.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities

During the three months ended March 31, 2005, the Company has issued the following securities:

The Company has issued 123,627 shares of common stock with a value of approximately $4.3 million to principals related to contingent consideration.

The issuances of common stock described above were made in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder, for transactions by an issuer not involving a public offering. The Company did not offer or sell the securities by any form of general solicitation or general advertising, informed each purchaser that the securities had not been registered under the Securities Act and were subject to restrictions on transfer, and made offers only to “accredited investors” within the meaning of Rule 501 of Regulation D and a limited number of sophisticated investors, each of whom we believed had the knowledge and experience in financial and business matters to evaluate the merits and risks of an investment in the securities and had access to the kind of information registration would provide.

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
			(in thousands, except per share data)
January 1, 2005 – January 31, 2005	115,803	(a)	$38.03	—	—
February 1, 2005 – February 29, 2005	—		—	—	—
March 1, 2005 – March 31, 2005	—		—	—	—

Total	115,803		$38.03	—	—

(a)	115,803 shares were reacquired relating to the restructuring of a transaction. No gain or loss was recorded on this transaction.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rules 13a - 14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Financial Partners Corp.

Signature	Title	Date
/S/ JESSICA M. BIBLIOWICZ Jessica M. Bibliowicz	Chairman, President, Chief Executive Officer and Director	May 10, 2005

/S/ MARK C. BIDERMAN Mark C. Biderman	Executive Vice President and Chief Financial Officer	May 10, 2005