Form 10-Q
period 2005-06-30
NATIONAL FINANCIAL PARTNERS CORP
filed 2005-08-09
CIK 1183186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File Number: 001-31781

NATIONAL FINANCIAL PARTNERS CORP.

(Exact name of registrant as specified in its charter)

Delaware	13-4029115
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

787 Seventh Avenue, 11th Floor New York, New York	10019
(Address of principal executive offices)	(Zip Code)

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

The number of outstanding shares of the registrant’s Common Stock, $0.10 par value, as of July 31, 2005 was 35,549,761.

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

Forward-looking statements are based on beliefs and assumptions made by management using currently available information, such as market and industry materials, experts’ reports and opinions, and trends. These statements are only predictions and are not guarantees of future performance. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by a forward-looking statement. These factors include, without limitation:

•	NFP’s success in acquiring high quality independent financial services distribution firms;

•	the performance of NFP’s firms following acquisitions;

•	competition in the business of providing financial services to the high net worth and entrepreneurial corporate markets;

•	NFP’s ability, through its operating structure, to respond quickly to operational or financial situations and to grow its business;

•	NFP’s ability to effectively manage its business through the principals of its firms;

•	the impact of legislation or regulations in jurisdictions in which NFP’s subsidiaries operate, including the possible adoption of comprehensive and exclusive federal regulation over all interstate insurers;

•	changes in tax laws, including the elimination or modification of the federal estate tax and any change in the tax treatment of life insurance products;

•	changes in premiums and commission rates;

•	adverse results or other consequences from litigation, arbitration or regulatory investigations, including those related to compensation agreements with insurance companies;

•	adverse results or other consequences from higher than anticipated compliance costs, including those related to expenses arising from internal reviews of business practices;

•	uncertainty in the insurance industry arising from investigations into certain business practices by various governmental authorities and related litigation;

•	the reduction of NFP’s revenue and earnings due to the elimination or modification of compensation arrangements, including contingent compensation arrangements;

•	changes in interest rates or general economic conditions;

•	the occurrence of adverse economic conditions or an adverse regulatory climate in New York, Florida or California;

•	the loss of services of key members of senior management;

•	the availability or adequacy of errors and omissions insurance or other types of insurance coverage protection; and

•	NFP’s ability to facilitate smooth succession planning at its firms.

Additional factors are set forth in NFP’s filings with the Securities and Exchange Commission.

Forward-looking statements speak only as of the date on which they are made. NFP expressly disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Part I – Financial Information

Item 1. Financial Statements (Unaudited)

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share amounts)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$51,210	$83,103
Cash, cash equivalents and securities purchased under resale agreements in premium trust accounts	54,024	53,692
Commissions, fees and premiums receivable, net	48,424	56,739
Due from principals and/or certain entities they own	14,160	7,130
Notes receivable, net	3,252	5,852
Deferred tax assets	4,684	6,968
Other current assets	9,383	16,207

Total current assets	185,137	229,691

Property and equipment, net	24,615	18,059
Deferred tax assets	21,639	17,937
Intangibles, net	343,370	273,207
Goodwill, net	353,618	281,212
Notes receivable, net	9,804	5,192
Other non-current assets	1,188	1,162

Total assets	$939,371	$826,460

LIABILITIES
Current liabilities:
Premiums payable to insurance carriers	$50,811	$51,043
Bank loan	75,000	—
Income taxes payable	5,407	11,301
Deferred tax liabilities	5,157	5,836
Due to principals and/or certain entities they own	31,268	45,328
Accounts payable	9,396	8,589
Dividends payable	4,264	4,104
Accrued liabilities	33,545	59,035

Total current liabilities	214,848	185,236

Deferred tax liabilities	104,869	86,623
Other non-current liabilities	15,097	8,329

Total liabilities	334,814	280,188
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value: Authorized 200,000 shares; none issued	—	—
Common stock, $0.10 par value: Authorized 60,000 shares; 36,868 and 35,303 issued and 35,477 and 34,206 outstanding, respectively	3,680	3,530
Additional paid-in capital	602,715	542,699
Common stock subscribed	48	68
Stock subscription receivable	(48)	(68)
Retained earnings	39,780	30,000
Treasury stock, 1,322 and 1,090 shares, respectively, at cost	(30,101)	(21,083)
Unearned stock-based compensation	(11,517)	(8,874)

Total stockholders’ equity	604,557	546,272

Total liabilities and stockholders’ equity	$939,371	$826,460

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited - in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Commissions and fees	$204,766	$151,687	$365,380	$282,619

Cost of services:
Commissions and fees	54,229	42,522	100,962	79,278
Operating expenses	63,833	43,407	119,312	87,605
Management fees	40,189	30,910	67,399	54,143

Total cost of services	158,251	116,839	287,673	221,026

Gross margin	46,515	34,848	77,707	61,593

Corporate and other expenses:
General and administrative (excludes stock-based compensation)	11,533	8,227	22,210	15,617
Stock-based compensation	1,111	393	2,045	583
Amortization and depreciation	7,557	6,127	14,621	12,733
Impairment of goodwill and intangible assets	2,117	1,709	3,657	1,709
Loss (gain) on sale of subsidiaries	317	(145)	317	(145)

Total corporate and other expenses	22,635	16,311	42,850	30,497

Income from operations	23,880	18,537	34,857	31,096

Interest and other income	895	695	1,417	1,206

Interest and other expense	(2,229)	(410)	(3,443)	(1,006)

Net interest and other	(1,334)	285	(2,026)	200

Income before income taxes	22,546	18,822	32,831	31,296
Income tax expense	10,157	8,664	14,613	14,277

Net income	$12,389	$10,158	$18,218	$17,019

Earnings per share:

Basic	$0.35	$0.30	$0.52	$0.51

Diluted	$0.32	$0.28	$0.48	$0.47

Weighted average shares outstanding:
Basic	35,328	33,546	34,916	33,309

Diluted	38,235	36,554	37,836	36,358

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - in thousands)

	Six Months Ended June 30,
	2005	2004
Cash flow from operating activities:
Net income	$18,218	$17,019

Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(2,563)	(3,066)
Stock-based compensation	2,045	583
Amortization of intangibles	11,074	9,411
Impairment of goodwill and intangible assets	3,657	1,709
Depreciation	3,547	3,322
Loss (gain) on disposal of subsidiaries	317	(145)
(Increase) decrease in operating assets:
Cash, cash equivalents and securities purchased under resale agreements in premium trust accounts	(332)	(14,241)
Commissions, fees and premiums receivable, net	8,315	7,771
Due from principals and/or certain entities they own	(7,836)	(3,758)
Notes receivable, net – current	(1,608)	(1,619)
Other current assets	6,824	688
Notes receivable, net – non-current	(4,612)	884
Other non-current assets	(636)	(62)
Increase (decrease) in operating liabilities:
Premiums payable to insurance carriers	(232)	13,149
Income taxes payable	(5,894)	3,579
Due to principals and/or certain entities they own	(14,060)	(5,131)
Accounts payable	807	(3,664)
Accrued liabilities	(19,447)	(3,676)
Other non-current liabilities	6,768	1,269

Total adjustments	(13,866)	7,003

Net cash provided by operating activities	4,352	24,022

Cash flow from investing activities:
Purchases of property and equipment, net	(10,103)	(4,254)
Payments for acquired firms and contingent consideration	(98,300)	(34,841)

Net cash used in investing activities	(108,403)	(39,095)

Cash flow from financing activities:
Repayments of bank loan	(130,200)	(33,000)
Proceeds from bank loan	205,200	33,000
Capital contributions	20	—
Proceeds from exercise of stock options, including tax benefit	5,415	4,205
Proceeds from issuance of common stock	—	1,356
Dividends paid	(8,277)	(6,672)

Net cash provided by (used in) financing activities	72,158	(1,111)

Net decrease in cash and cash equivalents	(31,893)	(16,184)

Cash and cash equivalents, beginning of the period	83,103	71,244

Cash and cash equivalents, end of the period	$51,210	$55,060

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$24,911	$15,581

Cash paid for interest	$1,529	$145

Non-cash transactions:
See Note 8

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2005 and 2004

Note 1 - Nature of Operations

National Financial Partners Corp. (“NFP”), a Delaware corporation, was formed on August 27, 1998, and commenced operations on January 1, 1999. The principal business of National Financial Partners Corp. and its Subsidiaries (the “Company”) is the acquisition and management of operating companies which form a national distribution network that offers financial services, including life insurance and wealth transfer, corporate and executive benefits and financial planning and investment advisory services to the high net worth and entrepreneurial corporate markets. As of June 30, 2005, the Company operates a national distribution network with over 160 owned firms and over 210 affiliated firms.

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

Stock-Based Compensation

The Company is authorized under the Amended and Restated 1998, 2000 and 2002 Stock Incentive Plans (the “fixed plans”), and the 2000 and 2002 Stock Incentive Plans for Principals and Managers to grant options, stock appreciation rights, restricted stock, restricted stock units and performance units to officers, employees, principals and/or certain entities they own, independent contractors, consultants, non-employee directors and certain advisory board members.

Prior to January 1, 2003, the Company accounted for awards (stock options) issued in connection with those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Stock-based employee compensation costs included in net income for periods prior to January 1, 2003 reflected stock options granted under those plans that had an exercise price less than the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), and adopted the prospective method for transition. Awards granted under the Company’s plans vest over periods of up to five years. Therefore, the cost related to stock-based compensation included in the determination of net income as of June 30, 2005 and 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
Net income, as reported	$12,389	$10,158	$18,218	$17,019
Add stock-based employee compensation expense included in reported net income, net of tax	4	17	8	34
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(120)	(236)	(239)	(481)

Pro forma net income	$12,273	$9,939	$17,987	$16,572

Earnings per share:

Basic – as reported	$0.35	$0.30	$0.52	$0.51

Basic – pro forma	$0.35	$0.30	$0.52	$0.50

Diluted – as reported	$0.32	$0.28	$0.48	$0.47

Diluted – pro forma	$0.32	$0.27	$0.48	$0.46

Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123R”). SFAS 123R eliminates the intrinsic value method under APB 25 as an alternative method of accounting for stock-based awards. SFAS 123R also revises the value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock–based awards and clarifies SFAS 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS 123R amends SFAS No. 95, “Statement of Cash Flows”, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. In April 2005, the Securities and Exchange Commission amended the required adoption date of SFAS 123R, which is effective for public companies at the beginning of the next fiscal year instead of the first interim or annual period beginning after June 15, 2005. Thus, the Company is required to adopt SFAS 123R no later than January 1, 2006. Had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share as shown above.

Note 3 - Earnings Per Share

The computations of basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
Basic:
Net income	$12,389	$10,158	$18,218	$17,019

Average shares outstanding	35,327	33,544	34,916	33,308
Contingent consideration	—	2	—	1

Total	35,327	33,546	34,916	33,309

Basic earnings per share	$0.35	$0.30	$0.52	$0.51

Diluted:
Net income	$12,389	$10,158	$18,218	$17,019

Average shares outstanding	35,327	33,544	34,916	33,308

Stock held in escrow and stock subscriptions	69	66	69	66
Contingent consideration	21	186	21	187
Stock options	2,818	2,758	2,830	2,797

Total	38,235	36,554	37,836	36,358

Diluted earnings per share	$0.32	$0.28	$0.48	$0.47

Note 4 - Acquisitions

During the six months ended June 30, 2005, the Company acquired 19 firms that offer life insurance and wealth transfer, corporate and executive benefits and other financial services to high net worth individuals and growing entrepreneurial companies. These acquisitions allowed NFP to expand into desirable geographic locations, further extend its presence in the insurance services industry and increase the volume of services currently provided.

The purchase price associated with acquisitions accounted for as purchases, including direct costs, and the allocations thereof are summarized as follows:

	Six Months Ended June 30,
(in thousands)	2005	2004
Consideration:
Cash	$92,077	$41,994
Common stock	37,758	27,928
Other	5,076	189

Totals	$134,911	$70,111

Allocation of purchase price:
Net tangible assets	$56	$8,503
Cost assigned to intangibles:
Book of business	9,088	12,262
Management contract	56,060	31,573
Trade name	4,279	490
Institutional customer relationships	15,700	—
Goodwill	49,728	17,283

Totals	$134,911	$70,111

The price per share paid by the Company was based upon an average fair market value of the Company’s publicly traded common stock over a specified period of time prior to the closing date of the acquisition.

In connection with the 19 acquisitions, the Company has contingent obligations based upon the future earnings of the acquired entities that are not included in the purchase price that was recorded for these acquisitions at the effective date of acquisition. Future payments made under this arrangement will be recorded as an adjustment to purchase price if the contingencies are satisfied. As of June 30, 2005, the maximum amount of contingent obligations for the 19 firms, which is largely based on growth in earnings, was $103.2 million.

As of June 30, 2005, the Company has not capitalized any amounts relating to contingent consideration for firms acquired in the six months ended June 30, 2005, and has capitalized approximately $4.6 for firms acquired in 2004.

The following table summarizes the required disclosures of the pro forma combined entity, as if these acquisitions occurred at January 1, 2005 and 2004, respectively:

	Six Months Ended June 30,
(in thousands, except per share amounts)	2005	2004
Revenue	$389,265	$349,383
Income before taxes	$30,790	$39,702
Net income	$17,085	$21,592
Earnings per share – basic	$0.49	$0.63
Earnings per share – diluted	$0.45	$0.58

The pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred at January 1, 2005 and 2004, respectively, nor is it necessarily indicative of future operating results.

Note 5 - Goodwill and Other Intangible Assets

Goodwill:

The changes in the carrying amount of goodwill for the six months ended June 30, 2005 are as follows:

(in thousands)	2005
Balance as of January 1,	$281,212
Goodwill acquired during the year, including goodwill acquired related to the deferred tax liability of $19,784	69,512
Contingent consideration payments, firm disposals, firm restructures and other	4,542
Impairment of goodwill	(1,648)

Balance as of June 30,	$353,618

Acquired intangible assets:

	As of June 30, 2005		As of December 31, 2004
(in thousands)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortizing identified intangible assets:
Book of business	$123,649	$(41,862)	$118,427	$(38,310)
Management contract	272,843	(34,740)	225,449	(35,997)
Institutional customer relationships	15,700	(93)	—	—

Total	$412,192	$(76,695)	$343,876	$(74,307)

Non-amortizing intangible assets:
Goodwill	$368,814	$(15,196)	$296,417	$(15,205)
Trade name	8,069	(196)	3,834	(196)

Total	$376,883	$(15,392)	$300,251	$(15,401)

In connection with its acquisition of Highland Capital Holding Corporation, the Company recognized institutional customer relationships as a new intangible asset for the period ended June 30, 2005. Institutional customer relationships consist of relationships with institutions such as banks, wire houses, regional broker dealers and CPA networks. The value of the asset is derived from recurring income generated from customers in place at the time of the acquisition, net of an allocation of expenses and is assumed to decrease over the life of the asset due to attrition of the acquired customer base. Institutional customer relationships was valued at $15.7 million at the time of the acquisition at April 1, 2005 and will be amortized using the straight-line method over an 18-year period.

        Aggregate amortization expense for intangible assets subject to amortization for the three and six months ended June 30, 2005 was $5.7 million and $11.1 million, respectively. Intangibles related to book of business, management contract and institutional customer relationships are being amortized over a 10-year, 25-year, and 18-year period, respectively. Estimated amortization expense for each of the next five years is $22.8 million per year, based on the Company’s acquisitions as of June 30, 2005. Estimated amortization expense for each of the next five years is expected to increase primarily as a result of the Company’s ongoing acquisition of firms and related increase in amortizing intangible assets.

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

Impairments were identified among six and four firms in the six months ended June 30, 2005 and 2004, respectively. The Company compared the carrying value of each firm’s long-lived assets (book of business, management contract and institutional customer relationship) to an estimate of their respective fair values. The fair value is based upon the amount at which the long-lived assets could be bought or sold in a current transaction between the Company and its principals, and/or the present value of the assets’ future cash flow. Based upon this analysis, the following impairments of amortizing intangible assets were recorded (in thousands):

Impairment loss as of June 30, 2005
Amortizing identified intangible assets:
Management Contract	$1,168
Book of Business	797

Total	$1,965

For each firm’s non-amortizing intangible assets, the Company compared the carrying value of each firm to an estimate of its fair value. The fair value is based upon the amount at which the firm could be bought or sold in a current transaction between the Company and its principals, and/or the present value of the assets future cash flows. Based upon this analysis, the following impairments of non-amortizing intangible assets were recorded (in thousands):

Impairment loss as of June 30, 2005
Non-amortizing identified intangible assets:
Trade name	$44
Goodwill	1,648

Total	$1,692

The total impairment of goodwill and intangible assets recognized in the consolidated statements of income was $3.7 million and $1.7 million for the periods ended June 30, 2005 and 2004, respectively.

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

Note 6 – Borrowings

The Company’s bank loan was structured as a revolving credit facility and was due on September 14, 2005 unless the Company elected to convert the credit facility to a term loan, at which time it would have amortized over one year, with a principal payment due on March 14, 2006 and with a final maturity on September 14, 2006. In June 2005, the Company entered into a new credit facility and terminated its bank loan.

On June 15, 2005, the Company entered into a new $175 million credit facility with JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., successor by merger to Fleet National Bank, as syndication agent, and a syndicate of lenders. This new credit facility replaced the Company’s previous $90 million credit facility and will be used to finance acquisitions and fund general corporate purposes.

Borrowings under the Company’s credit facility bear interest, at the Company’s election, at a rate per annum equal to (i) at any time when its consolidated leverage ratio is greater than or equal to 1.5 to 1, the ABR plus 0.5% or the Eurodollar Rate plus 1.5% and (ii) at any time when its consolidated leverage ratio is less than 1.5 to 1, the ABR plus 0.25% or the Eurodollar Rate plus 1.25%. As used in the credit agreement, “ABR” means, for any day, the greater of (i) the rate of interest per annum publicly announced by JPMorgan Chase Bank as its prime rate in effect for such day at its principal office in New York City, and (ii) the federal funds effective rate in effect on such day plus 0.5%.

The Company’s facility is structured as a revolving credit facility and is due on June 15, 2008, unless the Company elects to convert the credit facility to a term loan, in which case it will amortize over one year, with a principal payment due on December 15, 2008 and a final maturity on June 15, 2009. The Company’s obligations under the credit facility are collateralized by all of its and its subsidiaries’ assets. Up to $10 million of the credit facility is available for the issuance of letters of credit. The credit facility contains various customary restrictive covenants that prohibit the Company and its subsidiaries from, subject to various exceptions and among other things, (i) incurring additional indebtedness or guarantees, (ii) creating liens or other encumbrances on property or granting negative pledges, (iii) entering into a merger or similar transaction, (iv) selling or transferring certain property, (v) declaring dividends or making other restricted payments and (vi) making investments. In addition to the foregoing, the credit facility contains financial covenants requiring the Company to maintain a minimum interest coverage ratio and a maximum consolidated leverage ratio. As of June 30, 2005, management believes that the Company was in compliance with all covenants under the facility.

As of June 30, 2005 the combined year to date weighted average interest rate for the Company for both credit facilities was 6.28%. The weighted average of the previous credit facility for the prior year period was 5%.

Note 7 – Stockholders’ Equity

The changes in stockholders’ equity during the six months ended June 30, 2005 is summarized as follows (in thousands):

	Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned Stock-based Compensation	Total
Balance at December 31, 2004	$3,530	$542,699	$30,000	$(21,083)	$(8,874)	$546,272
Common stock issued for:
Acquisitions	98	37,660	—	—	—	37,758
Contingent consideration	18	6,074	—	—	—	6,092
Other	11	4,157	—	—	—	4,168
Common stock repurchased	—	—	—	(9,018)	—	(9,018)
Stock-based awards outstanding	—	6,713	—	—	(2,643)	4,070
Stock options exercised, including tax benefit	23	5,392	—	—	—	5,415
Cash dividends declared	—	—	(8,438)	—	—	(8,438)
Other	—	20	—	—	—	20
Net income	—	—	18,218	—	—	18,218

Balance at June 30, 2005	$3,680	$602,715	$39,780	$(30,101)	$(11,517)	$604,557

Stock incentive plans

During the three and six months ended June 30, 2005, the Company granted 24,321 and 111,807 restricted stock units, respectively, to employees related to stock incentive plans, with an aggregate fair value of $0.9 million and $4.2 million, respectively, which are subject to vesting periods of 1 to 10 years from the date of grant. For the three and six months ended June 30, 2005, the Company recognized $0.4 million and $0.6 million, respectively, in stock-based compensation in the consolidated statements of income related to these grants. During the three and six months ended June 30, 2004, the Company did not grant any restricted stock units.

During the three and six months ended June 30, 2005, the Company granted 6,500 and 21,500 non-qualified stock options related to stock incentive plans, with a weighted average strike price of $20.00 and $32.86 per share, respectively. The weighted average fair value of the non-qualified stock options granted during the three and six months ended June 30, 2005 were $21.46 and $13.99, respectively. The non-qualified stock options granted during the three and six months ended June 30, 2005 are subject to a vesting period from 0 to 3 years from the date of grant. For both the three and six months ended June 30, 2005, the Company recognized approximately $0.1 million in stock-based compensation in the consolidated statements of income related to these grants.

During the three and six months ended June 30, 2004, the Company granted 51,000 and 96,000 non-qualified stock options related to stock incentive plans, with a weighted average strike price of $32.02 and $30.12 per share, respectively. The weighted average fair value of the non-qualified stock options granted during the three and six months ended 2005 were $9.13 and $8.16, respectively. The non-qualified stock options granted during the three and six months ended 2004 are subject to a vesting period from 0 to 5 years. For the three and six months ended June 30, 2004, the Company recognized less than $0.1 million and $0.2 million, respectively, in stock-based compensation in the consolidated statements of income related to these grants.

In connection with one of its ongoing incentive programs the Company permits firm principals to elect to receive a portion of their incentive earnings in restricted stock units. During the three months ended June 30, 2005 the Company granted 53,711 restricted stock units, with an aggregate fair value of $2.2 million, related to incentive compensation earned and expensed in 2004. These restricted stock units are fully vested and subject to certain liquidity restrictions.

Note 8 – Non-Cash Transactions

The following non-cash transactions occurred during the periods indicated (in thousands):

	Six Months Ended June 30,
	2005	2004
Stock issued as consideration for acquisitions	$37,758	$27,832
Stock issued for contingent consideration and other	10,260	3,151
Stock repurchased, note receivable and satisfaction of an accrued liability in exchange for partial release of an acquired firm	6,010	947
Stock repurchased in exchange for satisfaction of a note receivable and/or due from principal/and or certain entities they own	1,948	1,073
Stock repurchased in connection with divestitures of acquired firms	1,060	—
Net tax benefit from stock options exercised	1,839	1,220

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

Additionally, the Company, along with over twenty other unrelated insurance brokers and insurers, were named as a defendant in three putative class actions filed by alleged policyholders in various federal courts. These actions have been consolidated in the District of the State of New Jersey and assert, on behalf of a class of persons who purchased insurance through the broker defendants, claims arising from the types of conduct alleged in the New York Attorney General’s civil complaint against Marsh Inc. and Marsh & McLennan Companies, Inc., primarily relating to bid rigging. The Company disputes the allegations in the consolidated action and intends to defend the action vigorously. Additional complaints may be filed against us in various courts alleging claims arising from the types of conduct alleged in the New York Attorney General’s complaint or related matters.

It is possible that additional lawsuits will be filed against the Company. The Company’s ultimate liability, if any, in connection with the pending and possible future lawsuits is uncertain and subject to contingencies that are not yet known.

Contingent consideration arrangements

The maximum contingent payment which could be payable as purchase consideration and employee compensation based on commitments outstanding as of June 30, 2005 consists of the following:

(in thousands)	2005	2006	2007	2008
Purchase Consideration	$61,553	$67,313	$93,775	$19,850
Employee Compensation	813	—	—	—

Total	$62,366	$67,313	$93,775	$19,850

Note 10 – Subsequent Events

Subsequent to June 30, 2005 and through August 4, 2005, the Company completed four direct acquisitions and one subacquisition. The consideration for the four direct acquisitions includes $15.9 million in cash and the issuance of approximately 181,000 shares of NFP common stock. The Company’s share of the subacquisition’s purchase price was approximately $0.3 million in cash.

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

Executive Overview

NFP is a leading independent distributor of financial services products primarily to high net worth individuals and growing entrepreneurial companies. Founded in 1998, and commencing operations on January 1, 1999, NFP has grown internally and through acquisitions and, as of June 30, 2005, operates a national distribution network with over 160 owned firms and over 210 affiliated firms. As a result of new acquisitions and the growth of previously acquired firms, revenue grew from $282.6 million during the six months ended June 30, 2004 to $365.4 million during the six months ended June 30, 2005. Net income increased 7.1% to $18.2 million during the six months ended June 30, 2005 from $17.0 million during the six months ended June 30, 2004.

NFP’s firms earn revenue that consists primarily of commissions and fees earned from the sale of financial products and services to their clients and incur commissions and fees expense and operating expense in the course of earning this revenue. NFP pays management fees to non-employee principals of its firms based on the financial performance of each respective firm. Management refers to revenue earned by NFP’s firms minus the expenses of its firms, including management fees, as gross margin. Management uses gross margin as a measure of the performance of the acquired firms. Through acquisitions and internal growth, gross margin grew from $61.6 million, or 21.8% of revenue, during the six months ended June 30, 2004 to $77.7 million, or 21.3% of revenue, during the six months ended June 30, 2005.

Gross margin is offset by expenses that NFP incurs at the corporate level, including corporate and other expenses. Corporate and other expenses grew from $30.5 million during the six months ended June 30, 2004 to $42.8 million during the six months ended June 30, 2005. Corporate and other expenses include general and administrative expenses, which are the operating expenses of its corporate headquarters. General and administrative expenses, excluding stock-based compensation, grew from $15.6 million during the six months ended June 30, 2004 to $22.2 million during the six months ended June 30, 2005. General and administrative expenses as a percentage of revenue increased from 5.5% during the six months ended June 30, 2004 to 6.0% during the six months ended June 30, 2005.

Acquisitions

Under its acquisition structure, NFP acquires 100% of the equity of independent financial services products distribution businesses on terms that are relatively standard across all its acquisitions. To determine the acquisition price, NFP’s management first estimates the annual operating cash flow of the business to be acquired based on current levels of revenue and expense. For this purpose, management defines operating cash flow as cash revenue of the business less cash and non-cash expenses, other than amortization, depreciation and compensation to the business’s owners or individuals who subsequently become principals. Management refers to this estimated annual operating cash flow as “target earnings.” The acquisition price is a multiple (generally in a range of five to six times) of a portion of the target earnings, which management refers to as “base earnings.” Base earnings averaged 48% of target earnings for all firms owned at June 30, 2005. In determining base earnings, management focuses on the recurring revenue of the business. By recurring revenue, management means revenue from sales previously made (such as renewal commissions on insurance products, commissions and administrative fees for ongoing benefit plans and mutual fund trail commissions) and fees for assets under management.

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

Substantially all of NFP’s acquisitions have been paid for with a combination of cash and its common stock, valued at its then fair market value. At this time, NFP typically requires the sellers of the firms NFP acquires to take at least 30% of the total acquisition price in its common stock; however, through June 30, 2005, principals have taken on average approximately 42% of the total acquisition price in NFP’s common stock. The following table shows acquisition activity in the following period (in thousand, except number of acquisitions):

Six Months Ended June 30, 2005
Number of acquisitions closed	19
Consideration:
Cash	$92,077
Common stock	37,758
Other(a)	5,076

$134,911

(a)	Represents capitalized costs of the acquisitions.

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

Some of the Company’s firms also earn additional compensation in the form of incentive and marketing support revenue from manufacturers of financial services products, based on the volume, persistency and profitability of business generated by the Company’s firm from these three sources. These forms of payments are earned both with respect to sales by the Company’s owned firms and sales by the Company’s network of over 210 affiliated third-party distributors.

NFPSI, the Company’s registered broker-dealer and investment adviser, also earns commissions and fees on the transactions effected through it. Most principals of the Company’s firms, as well as many of the Company’s affiliated third-party distributors, conduct securities or investment advisory business through NFPSI. Incidental to the corporate and executive benefits services provided to their customers, some of the Company’s firms offer property and casualty insurance brokerage and advisory services. The Company believes these services complement the corporate and executive benefits services provided to the Company’s clients. In connection with these services the Company earns commissions and fees.

Although the Company’s operating history is limited, the Company believes that its firms earn approximately 65% to 70% of their revenue in the first three quarters of the year and approximately 30% to 35% of their revenue in the fourth quarter.

Expenses

The following table sets forth certain expenses as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of services:
Commissions and fees	26.5	28.1	27.6	28.0
Operating expenses	31.2	28.6	32.7	31.0
Management fees	19.6	20.4	18.4	19.2

Total cost of services	77.3	77.1	78.7	78.2

Gross margin	22.7	22.9	21.3	21.8

Corporate and other expenses:
General and administrative (excludes stock-based compensation)	5.6	5.4	6.0	5.5
Stock-based compensation	0.5	0.3	0.6	0.2
Amortization	2.8	3.2	3.0	3.3
Depreciation	0.9	0.8	1.0	1.2
Impairment of goodwill and intangible assets	1.0	1.1	1.0	0.6
Loss (gain) on sale of subsidiaries	0.2	(0.1)	0.1	0.0

Total corporate and other expenses	11.0%	10.7%	11.7%	10.8%

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

Operating expenses. The Company’s firms incur operating expenses related to maintaining individual offices, including compensating non-producing staff. Firm operating expenses also include the expenses of NFPSI and of NFP Insurance Services, Inc. (“NFPISI”), another subsidiary that serves the Company’s acquired firms and through which its acquired firms and its affiliated third-party distributors access insurance and financial services products and manufacturers.

Management fees. The Company pays management fees to the principals of its firms and/or certain entities they own based on the financial performance of the firms they manage. The Company typically pays a portion of the management fees monthly in advance. Once the Company receives cumulative preferred earnings (base earnings) from a firm, the principals and/or an entity the principals own will earn management fees equal to earnings above base earnings up to target earnings. An additional management fee is paid in respect of earnings in excess of target earnings based on the ratio of base earnings to target earnings. For example, if base earnings equal 40% of target earnings, the Company receives 40% of earnings in excess of target earnings and the principal and/or the entity receives 60%. Management fees also include an accrual for certain performance-based incentive amounts payable under the Company’s ongoing incentive program.

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

The following table summarizes the results of operations of NFP’s firms for the periods presented and shows management fees as a percentage of gross margin before management fees:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004
Revenue:
Commissions and fees	$204,766	$151,687	$365,380	$282,619

Cost of services:
Commissions and fees	54,229	42,522	100,962	79,278
Operating expenses	63,833	43,407	119,312	87,605

Gross margin before management fees	86,704	65,758	145,106	115,736
Management fees	40,189	30,910	67,399	54,143

Gross margin	$46,515	$34,848	$77,707	$61,593
Management fees, as a percentage of gross margin before management fees	46.4%	47.0%	46.4%	46.8%

Corporate and other expenses

General and administrative. At the corporate level, the Company incurs general and administrative expense related to the acquisition of and administration of its firms. General and administrative expense includes compensation, occupancy, professional fees, travel and entertainment, technology, telecommunication, advertising and marketing, internal audit and certain corporate compliance costs. Stock-based compensation expense is disclosed separately.

Stock-based compensation. The Company has incurred stock-based compensation expense for awards (stock options and restricted stock units) granted to employees and directors. Stock options granted to employees through December 31, 2002 were accounted for under the intrinsic-value-based method of accounting in accordance with APB 25. On January 1, 2003, the Company adopted the fair value recognition provisions of SFAS 123 in accordance with SFAS 148 and has adopted the “prospective” method of transition. Under this method, the cost of awards granted to employees after January 1, 2003 is included in the determination of net income.

Recently Issued Accounting Standards. In December 2004, the Financial Accounting Standards Board issued SFAS 123R, which eliminates the intrinsic value method under APB 25 as an alternative method of accounting for stock-based awards. SFAS 123R also revises the value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies SFAS 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS 123R amends SFAS No. 95, “Statement of Cash Flows”, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. In April 2005, the Securities and Exchange Commission amended the required adoption date of SFAS 123R, which is effective for public companies at the beginning of the next fiscal year instead of the first interim or annual period beginning after June 15, 2005. Thus, the Company is required to adopt SFAS 123R no later than January 1, 2006. Had the Company adopted SFAS 123R in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 2 to the Consolidated Financial Statements.

Amortization. NFP incurs amortization expense related to the amortization of intangible assets.

Impairment of goodwill and intangible assets. The firms the Company acquires may not continue to positively perform after the acquisition for various reasons, including legislative or regulatory changes that affect the products in which a firm specializes, the loss of key clients after the acquisition closed, general economic factors that impact a firm in a direct way and the cultural incompatibility of an acquired firm’s management team with the Company. In such situations, the Company may take impairment charges in accordance with SFAS 142 and SFAS 144 and reduce the carrying cost of acquired identifiable intangible assets (including book of business, management contract, institutional customer relationships and trade name) and goodwill to their respective fair values. Management reviews and evaluates the financial and operating results of the Company’s acquired firms on a firm-by-firm basis throughout the year to assess the recoverability of goodwill and other intangible assets associated with these firms. In assessing the recoverability of goodwill and other intangible assets, management uses historical trends and makes projections regarding the estimated future cash flows and other factors to determine the recoverably of the respective assets. If a firm’s goodwill and other intangible assets do not meet the recoverability test, the firm’s carrying value will be compared to its estimated fair value. The fair value is based upon the amount at which the acquired firm could be bought or sold in a current transaction between the Company and the principals and/or the present value of the assets’ future cash flows. The intangible assets associated with a particular firm may be impaired when the firm has experienced a significant deterioration in its business indicated by an inability to produce at the level of base earnings for a period of four consecutive quarters and when the firm does not appear likely to improve its operating results or cash flows in the foreseeable future. Management believes that this is an appropriate time period to evaluate firm performance given the seasonal nature of many firms’ activities.

Depreciation. NFP incurs depreciation expense related to capital assets, such as investments in technology, office furniture and equipment, as well as amortization for its leasehold improvements.

Loss (gain) on sale of subsidiaries. From time to time, NFP has disposed of acquired firms. In these dispositions, NFP may realize a gain or loss on the sale of the subsidiary.

Results of Operations

NFP’s management monitors acquired firm revenue, commissions and fees expense and operating expense from new acquisitions as compared with existing firms. For this purpose, a firm is considered to be a new acquisition for the twelve months following the acquisition. After the first twelve months, a firm is considered to be an existing firm. Within any reported period, a firm may be considered to be a new acquisition for part of the period and an existing firm for the remainder of the period. Additionally, NFPSI and NFPISI are considered to be existing firms. Sub-acquisitions that do not separately report their results are considered to be part of the firm making the acquisition, and the results of firms disposed of are included in the calculations. The results of operations discussions set forth below include analysis of the relevant line items on this basis.

Three months ended June 30, 2005 compared with the three months ended June 30, 2004

The following table provides a comparison of NFP’s revenue and expenses for the periods presented:

	For the three months ended June 30,
	2005	2004	$ Change	% Change
	(in millions)
Statement of Operations Data:
Revenue:
Commissions and fees	$204.8	$151.7	$53.1	35.0%

Cost of services:
Commissions and fees	54.2	42.6	11.6	27.2
Operating expenses	63.8	43.4	20.4	47.0
Management fees	40.2	30.9	9.3	30.1

Total cost of services	158.2	116.9	41.3	35.3

Gross margin	46.6	34.8	11.8	33.9

Corporate and other expenses:
General and administrative (excludes stock-based compensation)	11.5	8.2	3.3	40.2
Stock-based compensation	1.1	0.4	0.7	175.0
Amortization	5.8	4.8	1.0	20.8
Depreciation	1.9	1.3	0.6	46.2
Impairment of goodwill and intangible assets	2.1	1.7	0.4	23.5
Loss (gain) on sale of subsidiaries	0.3	(0.1)	0.4	NM

Total corporate and other expenses	22.7	16.3	6.4	39.3

Income from operations	23.9	18.5	5.4	29.2

Interest and other income	0.9	0.7	0.2	28.6
Interest and other expense	(2.2)	(0.4)	(1.8)	450.0

Net interest and other	(1.3)	0.3	(1.6)	NM

Income before income taxes	22.6	18.8	3.8	20.2
Income tax expense	10.2	8.6	1.6	18.6

Net income	$12.4	$10.2	$2.2	21.6%

Summary

Net income. Net income increased $2.2 million, or 21.6%, to $12.4 million in the three months ended June 30, 2005 compared with $10.2 million in the same period last year. The increase was primarily driven by acquisitions and continued growth of existing firms partially offset by higher corporate and other expenses and interest expense.

Revenue

Commissions and fees. Commissions and fees increased $53.1 million, or 35.0%, to $204.8 million in the three months ended June 30, 2005 compared with $151.7 million in the same period last year. Approximately $36.2 million of the increase was due to business generated by new acquisitions, and approximately $16.9 million was a direct result of increased volume of business from the Company’s existing firms, including NFPSI and NFPISI.

Cost of services

Commissions and fees. Commissions and fees expense increased $11.6 million, or 27.2%, to $54.2 million in the three months ended June 30, 2005 compared with $42.6 million in the same period last year. Approximately $7.2 million of the increase was due to business generated by new acquisitions, and approximately $4.4 million was due to increased volume of business from the Company’s existing firms. As a percentage of revenue, commissions and fees expense decreased to 26.5% in the 2005 quarter from 28.1% in the same period last year. Commissions and fees expense as a percentage of revenue was lower at the Company’s new acquisitions, which was the principal reason for the overall decline in commissions and fees expense as a percentage of revenue.

Operating expenses. Operating expenses increased $20.4 million, or 47.0%, to $63.8 million in the three months ended June 30, 2005 compared with $43.4 million in the same period last year. Approximately $14.5 million of the increase was due to operating expenses of new acquisitions, and approximately $5.9 million was a result of increased operating expenses at the Company’s existing firms. As a percentage of revenue, operating expenses increased to 31.2% in the 2005 quarter from 28.6% in the 2004 quarter. Operating expenses as a percentage of revenue were higher at the Company’s new acquisitions, which resulted in the overall increase in operating expenses as a percentage of revenue.

Management fees. Management fees increased $9.3 million, or 30.1%, to $40.2 million in the three months ended June 30, 2005 compared with $30.9 million in the same period last year. The increase resulted from higher earnings at the Company’s acquired firms generated primarily through new acquisitions and internal growth of existing firms. Management fees were 46.4% of gross margin before management fees in the three months ended June 30, 2005 compared with 47.0% in the same period last year. In addition, management fees included an accrual of $1.5 million for ongoing incentive plans in the three months ended June 30, 2005 compared with $0.8 million in the three months ended 2004. Management fees as a percentage of revenue decreased to 19.6% in the three months ended June 30, 2005 from 20.4% in the same period last year.

Gross margin. Gross margin increased $11.8 million, or 33.9%, to $46.6 million in the three months ended June 30, 2005 compared with $34.8 million in the same period last year. Gross margin as a percentage of revenue decreased to 22.7% in the three months ended June 30, 2005 from 22.9% in the same period last year. The decrease as a percentage of revenue was due to lower overall gross margins as a percentage of revenue at new acquisitions which was largely offset by improved gross margin at the Company’s existing firms.

Corporate and other expenses

General and administrative. General and administrative expenses increased $3.3 million, or 40.2%, to $11.5 million in the three months ended June 30, 2005 compared with $8.2 million in the same period last year. As a percentage of revenue, general and administrative expense increased to 5.6% in the three months ended June 30, 2005 compared with 5.4% in the same period last year. The increase resulted primarily from $2.0 million in expenses related to the Company’s internal review of its insurance operations coupled with planned increases in expenses, principally compensation and related costs due to increased staffing in accounting, internal audit and technology at the corporate level.

Stock-based compensation. Stock-based compensation expense increased $0.7 million, or 175%, to $1.1 million in the three months ended June 30, 2005 compared with $0.4 million in the same period last year. As a percentage of revenue, stock-based compensation expense was 0.5% in the three months ended June 30, 2005 compared with 0.3% in the same period last year. The increase is primarily due to stock awards granted subsequent to the second quarter of 2004.

Amortization. Amortization increased $1.0 million, or 20.8%, to $5.8 million in the three months ended June 30, 2005 compared with $4.8 million in the same period last year. Amortization expense increased as a result of a 25.7% increase in net intangible assets resulting primarily from new acquisitions. As a percentage of revenue, amortization was 2.8% in the three months ended June 30, 2005 compared with 3.2% in the same period last year.

Depreciation. Depreciation expense increased $0.6 million, or 46.2%, to $1.9 million in the three months ended June 30, 2005 compared with $1.3 million in the same period last year. The increase in depreciation resulted from an increase in the number of owned firms and capital expenditures at the Company’s existing firms.

Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets increased $0.4 million to $2.1 million in the second quarter of 2005 compared with $1.7 million in the prior year period. The impairments related to three firms in the current period, two of which had been previously impaired and four firms in 2004. As a percentage of revenue, impairment of goodwill and intangibles was 1.0% in the three months ended June 30, 2005 and 1.1% in the same period last year.

Interest and other income. Interest and other income was $0.9 million and $0.7 million in the three months ended June 30, 2005 and 2004, respectively, reflecting an increase of $0.2 million, or 28.6%.

Interest and other expense. Interest and other expense increased $1.8 million, or 450%, to $2.2 million in the three months ended June 30, 2005 compared with $0.4 million in the same period last year. The increase was principally comprised of two components, higher interest expense resulting from increased borrowings for acquisitions and a $0.5 million write off of unamortized costs related to the early termination and replacement of the Company’s $90 million credit facility.

Income tax expense

Income tax expense. Income tax expense increased $1.6 million, or 18.6%, to $10.2 million in the three months ended June 30, 2005 compared with $8.6 million in the same period last year. The estimated effective tax rate in the second quarter of 2005 was 45.1% compared to 46.0% in the 2004 period. The change in the estimated effective tax rate principally reflected changes in nondeductible expenses relative to pretax income.

Six months ended June 30, 2005 compared with the six months ended June 30, 2004

The following table provides a comparison of NFP’s revenue and expenses for the periods presented:

	For the six months ended June 30,
	2005	2004	$ Change	% Change
	(in millions)
Statement of Operations Data:
Revenue:
Commissions and fees	$365.4	$282.6	$82.8	29.3%

Cost of services:
Commissions and fees	101.0	79.2	21.8	27.5
Operating expenses	119.3	87.6	31.7	36.2
Management fees	67.4	54.2	13.2	24.4

Total cost of services	287.7	221.0	66.7	30.2

Gross margin	77.7	61.6	16.1	26.1

Corporate and other expenses:
General and administrative (excludes stock-based compensation)	22.2	15.6	6.6	42.3
Stock-based compensation	2.0	0.6	1.4	233.3
Amortization	11.1	9.4	1.7	18.1
Depreciation	3.5	3.3	0.2	6.1
Impairment of goodwill and intangible assets	3.7	1.7	2.0	117.6
Loss (gain) on sale of subsidiaries	0.3	(0.1)	0.4	NM

Total corporate and other expenses	42.8	30.5	12.3	40.3

Income from operations	34.9	31.1	3.8	12.2

Interest and other income	1.4	1.2	0.2	16.7
Interest and other expense	(3.5)	(1.0)	(2.5)	(250.0)

Net interest and other	(2.1)	0.2	(2.3)	NM
Income before income taxes	32.8	31.3	1.5	4.8
Income tax expense	14.6	14.3	0.3	2.1

Net income	$18.2	$17.0	$1.2	7.1%

Summary

Net income. Net income increased $1.2 million, or 7.1%, to $18.2 million in the six months ended June 30, 2005 compared with $17.0 million in the same period last year. The increase was driven by acquisitions and continued growth of the Company’s existing firms partially offset by higher corporate and other expenses and interest expense.

Revenue

Commissions and fees. Commissions and fees increased $82.8 million, or 29.3%, to $365.4 million in the six months ended June 30, 2005 compared with $282.6 million in the same period last year. Approximately $49.4 million of the increase was due to business generated by new acquisitions, and approximately $33.4 million was a direct result of increased volume of business from the Company’s existing firms, including NFPSI and NFPISI.

Cost of services

Commissions and fees. Commissions and fees expense increased $21.8 million, or 27.5%, to $101.0 million in the six months ended June 30, 2005 compared with $79.2 million in the same period last year. As a percentage of revenue, commissions and fees expense decreased to 27.6% year to date in 2005 from 28% in the same period last year. Approximately $12.0 million of the increase was due to business generated by new acquisitions, and approximately $9.8 million was due to increased volume of business from the Company’s existing firms. The decline as a percentage of revenue was due to lower commissions and fees expense at new acquisitions.

Operating expenses. Operating expenses increased $31.7 million, or 36.2%, to $119.3 million in the six months ended June 30, 2005 compared with $87.6 million in the same period last year. As a percentage of revenue, operating expenses increased to 32.7% year to date in 2005 from 31.0% in the same period of 2004. Approximately $18.5 million of the increase was due to operating expenses of new acquisitions, and approximately $13.2 million was a result of increased operating expenses at the Company’s existing firms. Operating expenses as a percentage of revenue were higher at the Company’s new acquisitions, which resulted in the overall increase in operating expenses as a percentage of revenue.

Management fees. Management fees increased $13.2 million, or 24.4%, to $67.4 million in the six months ended June 30, 2005 compared with $54.2 million in the same period last year. The increase resulted from higher earnings at the Company’s acquired firms generated primarily through new acquisitions and internal growth of existing firms. Management fees represented 46.4% of gross margin before management fees in the six months ended June 30, 2005 compared with 46.8% in the same period last year. Included in management fees was an accrual of $4.0 million for ongoing incentive plans for the six months ended June 30, 2005 compared with $1.5 million in the six months ended 2004. Management fees as a percentage of revenue decreased to 18.4% in the six months ended June 30, 2005 from 19.2% in the same period last year.

Gross margin. Gross margin increased $16.1 million, or 26.1%, to $77.7 million in the six months ended June 30, 2005 compared with $61.6 million in the same period last year. Gross margin as a percentage of revenue decreased to 21.3% in the six months ended June 30, 2005 from 21.8% in the same period last year. The decrease as a percentage of revenues was due to lower overall gross margin as a percentage of revenue at new acquisitions, which was largely offset by improved gross margin as a percentage of revenue at the Company’s existing firms.

Corporate and other expenses

General and administrative. General and administrative expenses increased $6.6 million, or 42.3%, to $22.2 million in the six months ended June 30, 2005 compared with $15.6 million in the same period last year. As a percentage of revenue, general and administrative expense increased to 6.0% in the six months ended June 30, 2005 compared with 5.5% in the same period last year. The increase was largely due to $4.0 million in expenses incurred for the Company’s completed internal review of its insurance operations and $0.5 million in moving-related expenses.

Stock-based compensation. Stock-based compensation expense increased $1.4 million, or 233.3%, to $2.0 million in the six months ended June 30, 2005 compared with $0.6 million in the same period last year. As a percentage of revenue, stock-based compensation expense was 0.6% in the six months ended June 30, 2005 compared with 0.2% in the same period last year. The increase in stock-based compensation was primarily due to stock awards granted subsequent to the second quarter of 2004.

Amortization. Amortization increased $1.7 million, or 18.1%, to $11.1 million in the six months ended June 30, 2005 compared with $9.4 million in the same period last year. Amortization expense increased as a result of a 25.7% increase in net intangible assets resulting primarily from new acquisitions. As a percentage of revenue, amortization was 3.0% in the six months ended June 30, 2005 compared with 3.3% in the same period last year.

Depreciation. Depreciation expense increased $0.2 million, or 6.1%, to $3.5 million in the six months ended June 30, 2005 compared with $3.3 million in the same period last year. The increase in depreciation resulted from an increase in the number of owned firms and capital expenditures at the Company’s existing firms.

Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets increased $2.0 million to $3.7 million for the period ended June 30, 2005 compared with $1.7 million in the prior year period. The impairments related to six firms in the 2005 period and four firms in 2004. As a percentage of revenue, impairment of goodwill and intangibles was 1% for the first six months of 2005 and less than 1% in the same period a year earlier.

Interest and other income. Interest and other income was $1.4 million and $1.2 million in the six months ended June 30, 2005 and 2004, respectively, reflecting an increase of $0.2 million, or 16.7%.

Interest and other expense. Interest and other expense increased $2.5 million, or 250.0%, to $3.5 million in the six months ended June 30, 2005 compared with $1.0 million in the same period last year. The increase was comprised principally of two components, higher interest expense related to increased borrowings for acquisitions and a $0.5 million write-off of unamortized costs related to the early termination and replacement of the Company’s $90 million credit facility.

Income tax expense

Income tax expense. Income tax expense increased $0.3 million, or 2.1%, to $14.6 million in the six months ended June 30, 2005 compared with $14.3 million in the same period last year. The estimated effective tax rate in the second quarter of 2005 was 44.5% compared with 45.6% in the 2004 period. The change in the estimated effective tax rate principally resulted from changes in nondeductible expenses relative to pretax income.

Liquidity and Capital Resources

Summary cash flow data is provided as follows (in thousands):

	Six Months Ended June 30,
	2005	2004
Cash flows provided by (used in):

Operating activities	$4,352	$24,022
Investing activities	(108,403)	(39,095)
Financing activities	72,158	(1,111)

Decrease in cash and cash equivalents	(31,893)	(16,184)
Cash and cash equivalents – beginning of period	83,103	71,244

Cash and cash equivalents – end of period	$51,210	$55,060

As of June 30, 2005, the Company had cash and cash equivalents of $51.2 million, a decrease of $31.9 million from the balance as of December 31, 2004 of $83.1 million. The decrease in cash and cash equivalents during the six months ended June 30, 2005 resulted principally from cash paid for acquisitions and amounts due to principals and/or certain entities they own partially offset by net income and borrowings under the Company’s credit facility.

During the six months ended June 30, 2004, cash provided by operating activities was $4.4 million, primarily generated from net income plus non-cash charges of $18.0 million and a decrease of $8.3 million in commission, fees and premiums receivable partially offset by net payments to principals and/or certain entities they own of $14.1 million and a decrease in accrued liabilities of $19.4 million. During the six months ended June 30, 2004, cash provided by operating activities was $24.0 million, primarily generated from net income plus non-cash charges and a decrease in commissions, fees and premiums receivable, net, which was partially offset by a decrease in due to principals and/or certain entities they own, accounts payable and accrued liabilities.

During the six months ended June 30, 2005 and 2004, cash used in investing activities was $108.4 million and $39.1 million, respectively, in both cases for the acquisition of firms and property and equipment. During the six months ended

June 30, 2005 and 2004, NFP used $98.3 million and $34.8 million, respectively, for payments for acquired firms and contingent consideration. In each period, payments for acquired firms represented the largest use of cash in investing activities.

During the six months ended June 30, 2005 and 2004, cash provided by financing activities was $72.2 million and $1.1 million, respectively. In June 2005, the Company entered into the $175 million credit facility, which replaced its $90 million credit facility (see discussion under “Borrowings”) and is used to finance new acquisitions and fund general corporate purposes.

Some of the Company’s firms maintain premium trust accounts which represent payments collected from insureds on behalf of carriers. Funds held in these accounts are invested in cash, cash equivalents and securities purchased under resale agreements (overnight). As of June 30, 2005, NFP had cash, cash equivalents and securities purchased under resale agreements in premium trust accounts of $54.0 million, an increase of $0.3 million from the balance as of December 31, 2004 of $53.7 million. Increases or decreases in these accounts relate to the volume and timing of payments from insureds and the timing of the Company’s remittances to carriers. These increases or decreases are largely offset by changes in premiums payable to insurance carriers.

Management believes that the Company’s existing cash, cash equivalents, funds generated from its operating activities and funds available under its new credit facility will provide sufficient sources of liquidity to satisfy its financial needs for the next twelve months. However, if circumstances change, NFP may need to raise debt or additional capital in the future.

Borrowings

The Company’s bank loan was structured as a revolving credit facility and was due on September 14, 2005 unless the Company elected to convert the credit facility to a term loan, in which case it would have amortized over one year, with a principal payment due on March 14, 2006 and with a final maturity on September 14, 2006.

On June 15, 2005, the Company entered into a new $175 million credit facility with JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., successor by merger to Fleet National Bank, as syndication agent, and the several lenders from time to time parties thereto. This new credit facility replaced the Company’s previous $90 million credit facility and is used to finance acquisitions and fund general corporate purposes.

Borrowings under the Company’s credit facility bear interest, at its election, at a rate per annum equal to (i) at any time when its consolidated leverage ratio is greater than or equal to 1.5 to 1, the ABR plus 0.5% or the Eurodollar Rate plus 1.5% and (ii) at any time when its consolidated leverage ratio is less than 1.5 to 1, the ABR plus 0.25% or the Eurodollar Rate plus 1.25%. As used in the credit agreement, “ABR” means, for any day, the greater of (i) the rate of interest per annum publicly announced by JPMorgan Chase Bank as its prime rate and (ii) the federal funds effective rate in effect on such day plus 0.5%.

The Company’s facility is structured as a revolving credit facility and is due on June 15, 2008, unless the Company elect to convert the credit facility to a term loan, in which case it will amortize over one year, with a principal payment due on December 15, 2008 and a final maturity on June 15, 2009. The Company’s obligations under its credit facility are collateralized by all of its and its subsidiaries’ assets. Up to $10 million of the credit facility is available for the issuance of letters of credit. The credit facility contains various customary restrictive covenants that prohibit the Company and its subsidiaries from, subject to various exceptions and among other things, (i) incurring additional indebtedness or guarantees, (ii) creating liens or other encumbrances on property or granting negative pledges, (iii) entering into a merger or similar transaction, (iv) selling or transferring certain property, (v) declaring dividends or making other restricted payments and (vi) making investments. In addition to the foregoing, the credit facility contains financial covenants requiring the Company to maintain a minimum interest coverage ratio and a maximum consolidated leverage ratio. As of June 30, 2005, management believes the Company was in compliance with all covenants under the new credit facility.

As of June 30, 2005, the combined year-to-date weighted average interest rate for both credit facilities was 6.28%. The weighted average of the previous credit facility for the prior year period was 5.0%.

The Company had a balance of $75.0 million under the new credit facility as of June 30, 2005 and had no outstanding balance under its previous credit facility at December 31, 2004.

Contractual Obligations

There have been no material changes outside the ordinary course of the Company’s business to the Company’s total contractual cash obligations which are set forth in the table included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, except that during the six months ended June 30, 2005, the Company borrowed $75.0 million under its credit facility.

Dividends

The Company paid a quarterly cash dividend of $0.12 per share of common stock on April 7, 2005. On May 10, 2005, the Company declared a quarterly cash dividend of $0.12 per share of common stock, which was paid on July 7, 2005 to stockholders of record on June 17, 2005. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements and other factors which the Company’s board of directors may consider relevant. Based on the most recent quarterly dividend declared of $0.12 per share of common stock and the number of shares held by stockholders of record on March 17, 2005, the total annual cash requirement for dividend payments would be approximately $17.1 million.

Off-Balance Sheet Arrangements

We had no off-balance sheet arrangements during the three months ended June 30, 2005.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company, through its broker-dealer subsidiaries, has market risk on buy and sell transactions effected by its firms’ customers. The Company is contingently liable to its clearing brokers for margin requirements under customer margin securities transactions, the failure of delivery of securities sold or payment for securities purchased by a customer. If customers do not fulfill their obligations, a gain or loss could be suffered equal to the difference between a customer’s commitment and the market value of the underlying securities. The risk of default depends on the creditworthiness of the customers. The Company assesses the risk of default for each customer accepted to minimize its credit risk.

The Company is further exposed to credit risk for commissions receivable from clearing brokers and insurance companies. This credit risk is generally limited to the amount of commissions receivable.

The Company has market risk on the fees its firms earn that are based on the market value of assets under management or the value of assets held in certain mutual fund accounts and variable insurance policies for which ongoing fees or commissions are paid. Certain of its firms’ performance-based fees are impacted by fluctuations in the market performance of the assets managed according to such arrangements.

The Company has a credit facility and cash, cash equivalents and securities purchased under resale agreements in premium trust accounts which are subject to short-term interest rate risk. Based on the weighted average borrowings under its credit facility during the six months ended June 30, 2005 and 2004, a 1% change in short-term interest rates would have affected the Company’s income before income taxes by approximately $0.6 million and $0.1 million, respectively. Based on the weighted average amount of cash, cash equivalents and securities purchased under resale agreements in premium trust accounts during the six months ended June 30, 2005 and 2004, a 1% change in short-term interest rates would have affected the Company’s income before income taxes by approximately $0.5 million in both the current and the prior year period.

The Company does not enter into derivatives or other similar financial instruments for trading or speculative purposes.

Item 4. Controls and Procedures

As of the end of the period covered by this report, NFP’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, (“Exchange Act”). Based on this evaluation, the CEO and CFO have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

There have been no changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

In the ordinary course of business, the Company is involved in lawsuits and other claims. Management considers these lawsuits and claims to be without merit and the Company is defending them vigorously. Management believes that the resolution of these lawsuits or claims will not have a material adverse impact on the Company’s consolidated financial position. In addition, the sellers of firms to us typically indemnify us for loss or liability resulting from acts or omissions occurring prior to the acquisition, whether or not the sellers were aware of these acts or omissions. Several of the existing lawsuits and claims have triggered these indemnity obligations.

As previously disclosed, several of the Company’s firms have received subpoenas and other informational requests from governmental authorities, including the New York Attorney General’s Office, seeking information regarding compensation arrangements, any evidence of bid rigging and related matters. These subpoenas and requests appear to be similar to those received by other insurance intermediaries in their respective states. The Company has and will continue to cooperate fully with all governmental agencies. The Company also has completed a voluntary internal review of the policies and practices of our insurance operations in light of industry developments. The voluntary internal review was conducted under the supervision of outside counsel. In connection with the Company’s response to the governmental authorities’ subpoenas and other informational requests and the internal review conducted by the Company and outside counsel, neither the Company nor outside counsel discovered any evidence of bid rigging, or fictitious or inflated quotes involving collusion with insurance carriers. The internal review also examined the Company’s compensation arrangements in connection with its insurance operations, including the impact of such arrangements on carrier selection, and the Company has implemented, and will continue to implement, structural changes, compensation arrangement changes, enhanced organizational controls, and enhanced regulatory and compliance programs.

Additionally, the Company, along with over twenty other unrelated insurance brokers and insurers, was named as a defendant in three putative class actions filed by alleged policyholders in various federal courts. These actions have been consolidated in the District of the State of New Jersey and assert, on behalf of a class of persons who purchased insurance through the broker defendants, claims arising from the types of conduct alleged in the New York Attorney General’s civil complaint against Marsh Inc. and Marsh & McLennan Companies, Inc., primarily relating to bid rigging. The Company disputes the allegations in the consolidated action and intends to defend the action vigorously. Additional complaints may be filed against us in various courts alleging claims arising from the types of conduct alleged in the New York Attorney General’s complaint or related matters. The Company’s ultimate liability, if any, in the pending and possible future suits is uncertain and subject to contingencies that are not yet known.

The Company cannot predict at this time the effect that any current or future regulatory activity, investigations or litigation will have on its business. Given the current regulatory environment and the number of its subsidiaries operating in local markets throughout the country, it is possible that the Company will become subject to further governmental inquiries and subpoenas and have lawsuits filed against it. The Company’s ultimate liability, if any, in connection with these matters and any possible future such matters is uncertain and subject to contingencies that are not yet known.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities

During the six months ended June 30, 2005, the Company has issued the following securities:

The Company has issued 986,652 shares of common stock with a value of approximately $37.8 million to principals in connection with the acquisition of firms. The Company has issued 283,390 shares of common stock with a value of approximately $10.3 million to principals related to contingent consideration and other.

The issuances of common stock described above were made in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder, for transactions by an issuer not involving a public offering. The Company did not offer or sell the securities by any form of general solicitation or general advertising, informed each purchaser that the securities had not been registered under the Securities Act and were subject to restrictions on transfer, and made offers only to “accredited investors” within the meaning of Rule 501 of Regulation D and a limited number of sophisticated investors, each of whom the Company believed had the knowledge and experience in financial and business matters to evaluate the merits and risks of an investment in the securities and had access to the kind of information registration would provide.

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
	(in thousands, except per share data)
April 1, 2005 – April 30, 2005	56,672	(a)	40.05	—	—
May 1, 2005 – May 31, 2005	34,354	(b)	40.40	—	—
June 1, 2005 – June 30, 2005	25,065	(c)	38.11	—	—

Total	116,091		$39.73	—	—

(a)	30,276 shares were reacquired to satisfy outstanding promissory notes and receivables. No gain or loss was recorded on these transactions. 26,396 shares were re-acquired related to the disposition of two firms. A loss of approximately $0.3 million was recorded in the consolidated statement of income.
(b)	18,160 shares were reacquired to satisfy outstanding promissory notes and receivables. 16,194 shares were reacquired relating to the restructuring of a transaction and to satisfy outstanding promissory notes. No gain or loss was recorded on these transactions.
(c)	25,065 shares were reacquired relating to the restructuring of a transaction. No gain or loss was recorded on this transaction.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on Tuesday, May 10, 2005. At that meeting, the stockholders voted on the following matters:

(1)	the election of seven directors to the Company’s board of directors for a term of one year expiring at the next Annual Meeting of Stockholders; and

(2)	the ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accountants for the fiscal year ending December 31, 2005.

The number of votes cast for, against or withheld and the number of abstentions and, where applicable, broker non-votes with respect to each matter are set forth below:

	For	Against/ Withheld	Abstentions	Broker Non-Votes
1. Election of Directors:
Jessica M. Bibliowicz	27,338,557	48,271	—	—
Stephanie W. Abramson	27,365,797	21,031	—	—
Arthur S. Ainsberg	27,365,807	21,021	—	—
Marc E. Becker	27,366,717	20,111	—	—
John A. Elliott	27,366,727	20,101	—	—
Shari Loessberg	27,363,972	22,856	—	—
Marc J. Rowan	27,295,454	91,374	—	—

2. Ratification of PricewaterhouseCoopers LLP as independent registered public accountants	27,285,950	85,776	15,102	—

EXHIBIT INDEX

Item 6. Exhibits

Exhibit No.	Description
10.1	Credit Agreement, dated as of June 15, 2005, among National Financial Partners Corp., as Borrower; the several lenders from time to time parties thereto; JPMorgan Chase Bank, N.A., as Administrative Agent; and Bank of America, N.A., successor by merger to Fleet National Bank, as Syndication Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 16, 2005)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Financial Partners Corp.

Signature	Title	Date
/S/ JESSICA M. BIBLIOWICZ	Chairman, President, Chief Executive Officer and Director	August 8, 2005
Jessica M. Bibliowicz

/S/ MARK C. BIDERMAN	Executive Vice President and Chief Financial Officer	August 8, 2005
Mark C. Biderman