Form 10-Q
period 2005-09-30
NATIONAL FINANCIAL PARTNERS CORP
filed 2005-11-07
CIK 1183186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

FORM 10-Q

___________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______ TO ______

Commission File Number: 001-31781

___________________

NATIONAL FINANCIAL PARTNERS CORP.

(Exact name of registrant as specified in its charter)

___________________

Delaware	13-4029115
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

787 Seventh Avenue, 11th Floor New York, New York	10019
(Address of principal executive offices)	(Zip Code)

(212) 301-4000

(Registrant’s telephone number, including area code)

___________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The number of outstanding shares of the registrant’s Common Stock, $0.10 par value, as of October 31, 2005 was 36,764,842.

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

Forward-looking statements are based on beliefs and assumptions made by management using currently available information, such as market and industry materials, experts’ reports and opinions and trends. These statements are only predictions and are not guarantees of future performance. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by a forward-looking statement. These factors include, without limitation:

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

•	changes in tax laws, including the elimination or modification of the federal estate tax and any change in the tax treatment of life insurance products;
•	changes in premiums and commission rates;
•	adverse developments in insurance markets in which NFP operates, resulting in fewer sales of insurance-related products;
•	adverse results or other consequences from litigation, arbitration or regulatory investigations, including those related to compensation agreements with insurance companies;
•	adverse results or other consequences from higher than anticipated compliance costs, including those related to expenses arising from internal reviews of business practices;
•	uncertainty in the insurance industry arising from investigations into certain business practices by various governmental authorities and related litigation;
•	the reduction of NFP’s revenue and earnings due to the elimination or modification of compensation arrangements, including contingent compensation arrangements;
•	changes in interest rates or general economic conditions;
•	the occurrence of adverse economic conditions or an adverse regulatory climate in New York, Florida or California;
•	the loss of services of key members of senior management;
•	the availability or adequacy of errors and omissions insurance or other types of insurance coverage protection; and
•	NFP’s ability to facilitate smooth succession planning at its firms.

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

 Part I – Financial Information

 Item 1. Financial Statements (Unaudited)

 NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited - in thousands, except per share amounts)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$74,898	$83,103
Cash, cash equivalents and securities purchased under resale agreements in premium trust accounts	52,762	53,692
Commissions, fees and premiums receivable, net	53,858	56,739
Due from principals and/or certain entities they own	18,531	7,130
Notes receivable, net	2,801	5,852
Deferred tax assets	5,852	6,968
Other current assets	11,711	16,207

Total current assets	220,413	229,691
Property and equipment, net	25,455	18,059
Deferred tax assets	15,983	17,937
Intangibles, net	351,358	273,207
Goodwill, net	361,298	281,212
Notes receivable, net	9,959	5,192
Other non-current assets	2,106	1,162

Total assets	$986,572	$826,460
LIABILITIES
Current liabilities:
Premiums payable to insurance carriers	$50,323	$51,043
Bank loan	70,000	—
Income taxes payable	—	11,301
Deferred tax liabilities	5,253	5,836
Due to principals and/or certain entities they own	43,353	45,328
Accounts payable	15,724	8,589
Dividends payable	4,411	4,104
Accrued liabilities	36,341	59,035

Total current liabilities	225,405	185,236
Deferred tax liabilities	101,416	86,623
Other non-current liabilities	16,599	8,329
Total liabilities	343,420	280,188

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value: Authorized 200,000 shares; none issued	—	—
Common stock, $0.10 par value: Authorized 60,000 shares; 38,089 and 35,303 issued and 36,694 and 34,206 outstanding, respectively	3,837	3,530
Additional paid-in capital	628,440	542,699
Common stock subscribed	—	68
Stock subscription receivable	—	(68)
Retained earnings	52,238	30,000
Treasury stock, 1,331 and 1,090 shares, respectively, at cost	(30,476)	(21,083)
Unearned stock-based compensation	(10,887)	(8,874)

Total stockholders’ equity	643,152	546,272

Total liabilities and stockholders’ equity	$986,572	$826,460

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited - in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue:
Commissions and fees	$235,699	$153,304	$601,079	$435,923
Cost of services:
Commissions and fees	71,865	39,780	172,827	119,058
Operating expenses	65,043	46,847	184,355	134,452
Management fees	49,286	32,263	116,685	86,406

Total cost of services	186,194	118,890	473,867	339,916

Gross margin	49,505	34,414	127,212	96,007
Corporate and other expenses:
General and administrative (excludes stock-based compensation)	9,522	7,864	31,732	23,481
Stock-based compensation	1,060	203	3,105	786
Amortization and depreciation	8,362	6,450	22,983	19,183
Impairment of goodwill and intangible assets	1,445	1,461	5,102	3,170
Loss (gain) on sale of subsidiaries	—	—	317	(145)

Total corporate and other expenses	20,389	15,978	63,239	46,475

Income from operations	29,116	18,436	63,973	49,532
Interest and other income	1,057	429	2,474	1,635
Interest and other expense	(1,091)	(630)	(4,534)	(1,636)

Net interest and other	(34)	(201)	(2,060)	(1)
Income before income taxes	29,082	18,235	61,913	49,531
Income tax expense	12,214	7,096	26,827	21,373

Net income	$16,868	$11,139	$35,086	$28,158

Earnings per share:
Basic	$0.47	$0.33	$0.99	$0.84

Diluted	$0.44	$0.30	$0.93	$0.78

Dividends declared per share	$0.12	$0.10	$0.36	$0.30

Weighted average shares outstanding:
Basic	36,129	33,909	35,320	33,509

Diluted	38,579	36,668	37,718	36,271

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - in thousands)

	Nine Months Ended September 30,
	2005	2004
Cash flow from operating activities:
Net income	$35,086	$28,158

Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(831)	(4,720)
Stock-based compensation	3,105	786
Amortization of intangibles	17,412	14,478
Impairment of goodwill and intangible assets	5,102	3,170
Depreciation	5,571	4,705
Loss (gain) on disposal of subsidiaries	317	(145)
(Increase) decrease in operating assets:
Cash, cash equivalents and securities purchased under resale agreements in premium trust accounts	930	(13,095)
Commissions, fees and premiums receivable, net	2,881	12,170
Due from principals and/or certain entities they own	(12,348)	(6,606)
Notes receivable, net – current	(1,157)	(1,589)
Other current assets	4,496	1,319
Notes receivable, net – non-current	(4,767)	1,587
Other non-current assets	(1,554)	(94)
Increase (decrease) in operating liabilities:
Premiums payable to insurance carriers	(720)	12,837
Income taxes payable	(11,301)	1,012
Due to principals and/or certain entities they own	(1,975)	1,346
Accounts payable	7,135	(2,994)
Accrued liabilities	(15,583)	1,369
Other non-current liabilities	8,270	2,173

Total adjustments	4,983	27,709

Net cash provided by operating activities	40,069	55,867

Cash flow from investing activities:
Purchases of property and equipment, net	(12,967)	(7,049)
Payments for acquired firms and contingent consideration	(116,558)	(54,446)

Net cash used in investing activities	(129,525)	(61,495)

Cash flow from financing activities:
Repayments of bank loan	(161,200)	(63,000)
Proceeds from bank loan	231,200	63,000
Capital contributions	20	—
Proceeds from exercise of stock options, including tax benefit	23,704	5,925
Proceeds from issuance of common stock	68	1,953
Dividends paid	(12,541)	(9,941)

Net cash provided by (used in) financing activities	81,251	(2,063)

Net decrease in cash and cash equivalents	(8,205)	(7,691)

Cash and cash equivalents, beginning of the period	83,103	71,244

Cash and cash equivalents, end of the period	$74,898	$63,553

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$35,939	$26,670

Cash paid for interest	$2,521	$264

Non-cash transactions:
See Note 8

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2005

Note 1 - Nature of Operations

National Financial Partners Corp. (“NFP”), a Delaware corporation, was formed on August 27, 1998, and commenced operations on January 1, 1999. The principal business of National Financial Partners Corp. and its subsidiaries (the “Company”) is the acquisition and management of operating companies which form a national distribution network that offers financial services, including life insurance and wealth transfer, corporate and executive benefits and financial planning and investment advisory services to the high net worth and entrepreneurial corporate markets. As of September 30, 2005, the Company operates a national distribution network with over 160 owned firms and over 210 affiliated firms.

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

Stock-Based Compensation

The Company is authorized under the Amended and Restated 1998, 2000 and 2002 Stock Incentive Plans (the “fixed plans”) and the Amended and Restated 2000 and 2002 Stock Incentive Plans for Principals and Managers to grant options, stock appreciation rights, restricted stock, restricted stock units and performance units to officers, employees, principals and/or certain entities they own, independent contractors, consultants, non-employee directors and certain advisory board members.

Prior to January 1, 2003, the Company accounted for awards (stock options) issued in connection with those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations. Stock-based compensation costs included in net income for periods prior to January 1, 2003 reflected stock options granted under those plans that had an exercise price less than the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), and adopted the prospective method for transition. Awards granted under the Company’s plans vest over periods of up to ten years. Therefore, the cost related to stock-based compensation included in the determination of net income as of September 30, 2005 and 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2005

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
Net income, as reported	$16,868	$11,139	$35,086	$28,158
Add stock-based compensation expense included in reported net income, net of tax	4	18	11	54
Deduct total stock-based compensation expense determined under fair-value-based method for all awards, net of tax	(119)	(244)	(358)	(732)

Pro forma net income	$16,753	$10,913	$34,739	$27,480

Earnings per share:
Basic – as reported	$0.47	$0.33	$0.99	$0.84
Basic – pro forma	$0.46	$0.32	$0.98	$0.82
Diluted – as reported	$0.44	$0.30	$0.93	$0.78
Diluted – pro forma	$0.43	$0.30	$0.92	$0.76

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

Note 3 - Earnings Per Share

The computations of basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2005	2004	2005	2004
Basic:
Net income	$16,868	$11,139	$35,086	$28,158

Average shares outstanding	36,104	33,872	35,312	33,497
Contingent consideration	25	37	8	12

Total	36,129	33,909	35,320	33,509

Basic earnings per share	$0.47	$0.33	$0.99	$0.84

Diluted:
Net income	$16,868	$11,139	$35,086	$28,158

Average shares outstanding	36,104	33,872	35,312	33,497
Stock held in escrow and stock subscriptions	64	6	64	6
Contingent consideration	25	37	25	37
Stock-based awards	2,386	2,753	2,317	2,731

Total	38,579	36,668	37,718	36,271

Diluted earnings per share	$0.44	$0.30	$0.93	$0.78

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2005

Note 4 - Acquisitions

During the nine months ended September 30, 2005, the Company acquired 24 firms that offer life insurance and wealth transfer, corporate and executive benefits and other financial services to high net worth individuals and growing entrepreneurial companies. These acquisitions allowed the Company to expand its presence in desirable geographic locations, further extend its presence in the financial services industry and increase the volume of services currently provided.

The purchase price associated with acquisitions accounted for as purchases, including direct costs, and the allocations thereof are summarized as follows:

	Nine Months Ended September 30,
(in thousands)	2005	2004
Purchase price:
Cash	$108,579	$57,384
Common stock	44,872	33,258
Other	5,534	396

Totals	$158,985	$91,038

Allocation of purchase price:
Net tangible assets	$828	$8,990
Cost assigned to intangibles:
Book of business	14,368	20,124
Management contract	65,480	36,966
Trade name	4,443	642
Institutional customer relationships	15,700	—
Goodwill	58,166	24,316

Totals	$158,985	$91,038

The price per share paid by the Company was based upon an average fair market value of its common stock generally over the twenty day period prior to the closing date of the acquisition.

In connection with the 24 acquisitions, the Company has contingent obligations based upon the future earnings of the acquired entities that are not included in the purchase price that was recorded for these acquisitions at the effective date of acquisition. Future payments made under this arrangement will be recorded as an adjustment to purchase price if the contingencies are satisfied. As of September 30, 2005, the maximum amount of contingent obligations for the 24 firms, which is largely based on growth in earnings, was $117.5 million.

As of September 30, 2005, the Company has not capitalized any amounts relating to contingent consideration for firms acquired in the nine months ended September 30, 2005, and has capitalized approximately $5.6 million for firms acquired in 2004.

The following table summarizes the required disclosures of the pro forma combined entity, as if these acquisitions occurred at January 1, 2005 and 2004, respectively:

	Nine Months Ended September 30,
(in thousands, except per share amounts)	2005	2004
Revenue	$634,717	$543,993
Income before taxes	$61,501	$62,172
Net income	$34,851	$35,363
Earnings per share – basic	$0.99	$1.02
Earnings per share – diluted	$0.92	$0.94

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2005

 Note 5 - Goodwill and Other Intangible Assets

Goodwill:

The changes in the carrying amount of goodwill for the nine months ended September 30, 2005 are as follows:

(in thousands)	2005
Balance as of January 1,	$281,212
Goodwill acquired during the year, including goodwill acquired related to the deferred tax liability of $19,181	77,347
Contingent consideration payments, firm disposals, firm restructures and other	5,292
Impairment of goodwill	(2,553)

Balance as of September 30,	$361,298

Acquired intangible assets:

	As of September 30, 2005		As of December 31, 2004
(in thousands)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortizing identified intangible assets:
Book of business	$128,665	$(44,969)	$118,427	$(38,310)
Management contract	281,905	(37,582)	225,449	(35,997)
Institutional customer relationships	15,700	(374)	—	—

Total	$426,270	$(82,925)	$343,876	$(74,307)

Non-amortizing intangible assets:
Goodwill	$376,494	$(15,196)	$296,417	$(15,205)
Trade name	8,209	(196)	3,834	(196)

Total	$384,703	$(15,392)	$300,251	$(15,401)

Aggregate amortization expense for intangible assets subject to amortization for the three and nine months ended September 30, 2005 was $6.3 million and $17.4 million, respectively. Intangibles related to book of business, management contract and institutional customer relationships are being amortized over a 10-year, 25-year and 18-year period, respectively. Estimated amortization expense for each of the next five years is $26.9 million per year, based on the Company’s acquisitions as of September 30, 2005. Estimated amortization expense for each of the next five years is expected to increase primarily as a result of the Company’s ongoing acquisition of firms and related increase in amortizing intangible assets.

Impairment of goodwill and intangible assets:

The Company evaluates its amortizing (long-lived assets) and non-amortizing intangible assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), respectively.

In connection with its evaluation, management proactively looks for indicators of impairment. Indicators include, but are not limited to, sustained operating losses or a trend of poor operating performance, significant customer or revenue loss and death or disability of a significant principal. If one or more indicators of impairment exist among any of the Company’s firms, the Company performs an evaluation to identify potential impairments. If an impairment is identified, the Company measures and records the amount of impairment loss.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2005

Impairments were identified among seven and five firms in the nine months ended September 30, 2005 and 2004, respectively. The Company compared the carrying value of each firm’s long-lived assets (book of business, management contract and institutional customer relationships) to an estimate of their respective fair values. The fair value is based upon the amount at which the long-lived assets could be bought or sold in a current transaction between the Company and its principals, and/or the present value of the assets’ future cash flow. Based upon this analysis, the following impairments of amortizing intangible assets were recorded:

(in thousands)	Impairment loss as of September 30,
	2005	2004
Amortizing identified intangible assets:
Management contract	$1,483	$191
Book of business	998	983

Total	$2,481	$1,174

For each firm’s non-amortizing intangible assets, the Company compared the carrying value of each firm to an estimate of its fair value. The fair value is based upon the amount at which the firm could be bought or sold in a current transaction between the Company and its principals, and/or the present value of the assets future cash flows. Based upon this analysis, the following impairments of non-amortizing intangible assets were recorded:

(in thousands)	Impairment loss as of September 30,
	2005	2004
Non-amortizing identified intangible assets:
Trade name	$68	$38
Goodwill	2,553	1,958

Total	$2,621	$1,996

The total impairment of goodwill and intangible assets recognized in the consolidated statements of income was $5.1 million and $3.2 million for the periods ended September 30, 2005 and 2004, respectively.

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

Note 6 – Borrowings

The Company’s prior bank loan was structured as a revolving credit facility and was due on September 14, 2005 unless the Company elected to convert the credit facility to a term loan, at which time it would have amortized over one year, with a principal payment due on March 14, 2006 and with a final maturity on September 14, 2006. In June 2005, the Company entered into a new credit facility and terminated its prior bank loan.

On June 15, 2005, the Company entered into a $175 million credit facility with JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A.., as syndication agent, and a syndicate of lenders. This credit facility replaced the Company’s previous $90 million credit facility and is being used to finance acquisitions and fund general corporate purposes.

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2005

The Company’s facility is structured as a revolving credit facility and is due on June 15, 2008, unless the Company elects to convert the credit facility to a term loan, in which case it will amortize over one year, with a principal payment due on December 15, 2008 and a final maturity on June 15, 2009. The Company’s obligations under the credit facility are collateralized by all of its and its subsidiaries’ assets. Up to $10 million of the credit facility is available for the issuance of letters of credit. The credit facility contains various customary restrictive covenants that prohibit the Company and its subsidiaries from, subject to various exceptions and among other things, (i) incurring additional indebtedness or guarantees, (ii) creating liens or other encumbrances on property or granting negative pledges, (iii) entering into a merger or similar transaction, (iv) selling or transferring certain property, (v) declaring dividends or making other restricted payments and (vi) making investments. In addition to the foregoing, the credit facility contains financial covenants requiring the Company to maintain a minimum interest coverage ratio and a maximum consolidated leverage ratio. As of September 30, 2005, management believes that the Company was in compliance with all covenants under the facility.

As of September 30, 2005, the combined year to date weighted average interest rate for the Company for both credit facilities was 6.09%. The weighted average of the previous credit facility for the prior year period was 5.10%.

Note 7 – Stockholders’ Equity

The changes in stockholders’ equity during the nine months ended September 30, 2005 is summarized as follows:

(in thousands)	Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Unearned Stock-based Compensation	Total
Balance at December 31, 2004	$3,530	$542,699	$30,000	$(21,083)	$(8,874)	$546,272
Common stock issued for:
Acquisitions	116	44,756	—	—	—	44,872
Contingent consideration	17	6,074	—	—	—	6,091
Other	12	4,204	—	—	—	4,216
Common stock repurchased	—	—	—	(9,393)	—	(9,393)
Stock-based awards outstanding	—	7,145	—	—	(2,013)	5,132
Stock options exercised, including tax benefit	162	23,542	—	—	—	23,704
Cash dividends declared	—	—	(12,848)	—	—	(12,848)
Other	—	20	—	—	—	20
Net income	—	—	35,086	—	—	35,086

Balance at September 30, 2005	$3,837	$628,440	$52,238	$(30,476)	$(10,887)	$643,152

Stock incentive plans

During the three and nine months ended September 30, 2005, the Company granted 8,638 and 120,445 restricted stock units, related to stock incentive plans, with an aggregate fair value of $0.4 million and $4.6 million, respectively, which are subject to vesting periods of 1 to 10 years from the date of grant. For the three and nine months ended September 30, 2005, the Company recognized less than $0.1 million and $0.9 million, respectively, in stock-based compensation in the Consolidated Statements of Income related to these grants. During the three and nine months ended September 30, 2004, the Company did not grant any restricted stock units.

During the three and nine months ended September 30, 2005, the Company granted 5,000 and 26,500 non-qualified stock options related to stock incentive plans, with a weighted average strike price of $38.12 and $33.85 per share, respectively. The weighted average fair value of the non-qualified stock options granted during the three and nine months ended September 30, 2005 were $12.72 and $13.75, respectively. The non-qualified stock options granted during the three and nine months ended September 30, 2005 are subject to a vesting period from 0 to 3 years from the date of grant. For both the three and nine months ended September 30, 2005, the Company recognized approximately $0.1 million and $0.2 million, respectively, in stock-based compensation in the Consolidated Statements of Income related to these grants.

During the three and nine months ended September 30, 2004, the Company granted 1,000 and 97,000 non-qualified stock options related to stock incentive plans, with a weighted average strike price of $27.35 and $30.09 per share, respectively. The weighted average fair value of the non-qualified stock options granted during the three and nine months ended 2004 were $7.51 and $8.15, respectively. The non-qualified stock options granted during the three and nine months ended 2004 are subject to a vesting period from 0 to 5 years. For the three and nine months ended September 30, 2004, the Company recognized less than $0.1 million and $0.2 million, respectively, in stock-based compensation in the Consolidated Statements of Income related to these grants.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2005

On August 23, 2005, in connection with a secondary public offering by certain of the Company’s stockholders of approximately 7.4 million shares of common stock, stock options for 961,969 shares were exercised resulting in cash proceeds to the Company of $9.8 million. In addition, the Company received a tax benefit, net of related deferred tax asset of $6.5 million, which has been recorded as an adjustment to additional paid-in capital.

Note 8 – Non-Cash Transactions

The following non-cash transactions occurred during the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2005	2004
Stock issued as consideration for acquisitions	$44,872	$33,258
Stock issued for contingent consideration and other	10,307	7,631
Stock repurchased, note receivable and satisfaction of an accrued liability in exchange for partial release of an acquired firm	6,385	947
Stock repurchased in exchange for satisfaction of a note receivable and/or due from principal/and or certain entities they own	1,948	1,073
Stock repurchased in connection with divestitures of acquired firms	1,060	—
Net tax benefit from stock options exercised	8,818	1,691

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

Additionally, the Company, along with over twenty other unrelated insurance brokers and insurers, was named as a defendant in three putative class actions filed by alleged policyholders in various federal courts. These actions have been consolidated in the District of the State of New Jersey and assert, on behalf of a class of persons who purchased insurance through the broker defendants, claims arising from the types of conduct alleged in the New York Attorney General’s civil complaint against Marsh Inc. and Marsh & McLennan Companies, Inc., primarily relating to bid rigging, kickback schemes, racketeering activities, antitrust violations, unfair competition and breach of fiduciary duties. Additional complaints may be filed against us in various courts alleging claims arising from the types of conduct alleged in the New York Attorney General’s complaint or related matters.

It is possible that additional lawsuits will be filed against the Company. The Company’s ultimate liability, if any, in connection with the pending and possible future lawsuits is uncertain and subject to contingencies that are not yet known.

Contingent consideration arrangements

The maximum contingent payment which could be payable as purchase consideration and employee compensation based on commitments outstanding as of September 30, 2005 consists of the following:

(in thousands)	2005	2006	2007	2008
Purchase Consideration	$58,277	$69,712	$105,775	$73,270
Employee Compensation	813	—	—	—

Total	$59,090	$69,712	$105,775	$73,270

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2005

Note 10 – Subsequent Events

On October 3, 2005, one of the Company’s subsidiaries Nemco Brokerage, Inc., sold substantially all the assets of its subsidiary, Dascit/White & Winston, Inc. On November 1, 2005, one of the Company’s subsidiaries, FBD Consulting, Inc., sold the assets of its reimbursement administration business. These operations were not central to the respective subsidiary’s core business and did not contribute meaningfully to the Company’s net income. The Company expects to recognize a combined estimated net gain of approximately $0.06 per share from these transactions.

On November 1, 2005, the Company completed one acquisition and one sub-acquisition. Total consideration, including the Company’s share of the sub-acquisition’s purchase price, was approximately $1.6 million in cash and the issuance of approximately 20,700 shares of common stock.

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

Executive Overview

NFP is a leading independent distributor of financial services products primarily to high net worth individuals and growing entrepreneurial companies. Founded in 1998 and commencing operations on January 1, 1999, NFP has grown internally and through acquisitions. As of September 30, 2005, NFP operates a national distribution network with over 160 owned firms and over 210 affiliated third-party distributors. As a result of new acquisitions and the growth of previously acquired firms, revenue grew from $435.9 million during the nine months ended September 30, 2004 to $601.1 million during the nine months ended September 30, 2005. Net income increased 24.5% to $35.1 million during the nine months ended September 30, 2005 from $28.2 million during the nine months ended September 30, 2004.

NFP’s firms earn revenue that consists primarily of commissions and fees earned from the sale of financial products and services to their clients and incur commissions and fees expense and operating expense in the course of earning revenue. NFP pays management fees to non-employee principals of its firms and/or certain entities they own based on the financial performance of each respective firm. Management refers to revenue earned by NFP’s firms minus the expenses of its firms, including management fees, as gross margin. Management uses gross margin as a measure of the performance of the acquired firms. Through acquisitions and internal growth, gross margin grew from $96.0 million, or 22.0% of revenue, during the nine months ended September 30, 2004 to $127.2 million, or 21.2% of revenue, during the nine months ended September 30, 2005.

Gross margin is offset by expenses that NFP incurs at the corporate level, including corporate and other expenses. Corporate and other expenses grew from $46.5 million during the nine months ended September 30, 2004 to $63.2 million during the nine months ended September 30, 2005. Corporate and other expenses include general and administrative expense, which are the operating expenses of its corporate headquarters. General and administrative expense which excludes stock-based compensation, grew from $23.5 million during the nine months ended September 30, 2004 to $31.7 million during the nine months ended September 30, 2005. General and administrative expense as a percentage of revenue decreased to 5.3% during the nine months ended September 30, 2005 from 5.4% for the same period in 2004.

Acquisitions

Under its acquisition structure, NFP acquires 100% of the equity of independent financial services products distribution businesses on terms that are relatively standard across all its acquisitions. To determine the acquisition price, NFP’s management first estimates the annual operating cash flow of the business to be acquired based on current levels of revenue and expense. For this purpose, management defines operating cash flow as cash revenue of the business less cash and non-cash expenses, other than amortization, depreciation and compensation to the business’s owners or individuals who subsequently become principals. Management refers to this estimated annual operating cash flow as “target earnings.” The acquisition price is a multiple (generally in a range of five to six times) of a portion of the target earnings, which management refers to as “base earnings.” Base earnings averaged 48% of target earnings for all firms owned at September 30, 2005. In determining base earnings, management focuses on the recurring revenue of the business. Recurring revenue refers to revenue from sales previously made (such as renewal commissions on insurance products, commissions and administrative fees for ongoing benefit plans and mutual fund trail commissions) and fees for assets under management.

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

Substantially all of NFP’s acquisitions have been paid for with a combination of cash and its common stock, valued at its then fair market value. At this time, NFP typically requires the sellers of the firms NFP acquires to take at least 30% of the total acquisition price in its common stock; however, through September 30, 2005, principals have taken on average approximately 41% of the total acquisition price in NFP’s common stock. The following table shows acquisition activity in the following period:

(in thousand, except number of acquisitions)	Nine Months Ended September 30, 2005
Number of acquisitions closed	24
Consideration:
Cash	$108,579
Common stock	44,872
Other(1)	5,534

$158,985

______________
(1)	Represents capitalized costs of the acquisitions.

Revenue

NFP’s firms generate revenue primarily from the following sources:

Life insurance commissions and estate planning fees. The Company’s firms earn insurance and annuity commissions paid by insurance companies based on a percentage of the premium that the insurance company charges to the policyholder. First-year commissions are calculated as a percentage of the first twelve months’ premium on the policy and earned in the year that the policy is originated. In many cases, the Company’s firms receive renewal commissions for a period following the first year, if the policy remains in force. Some of the Company’s firms receive fees for the settlement of life insurance policies. These fees are generally based on a percentage of the settlement proceeds received by the client. Some of the Company’s firms also earn fees for developing estate plans. Revenues from life insurance activities also include amounts received by the Company’s life brokerage entities, including the Company’s life settlements brokerage entity, that assist non-affiliated producers with the placement of life insurance.

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

NFP Securities, Inc. (“NFPSI”), the Company’s registered broker-dealer and investment adviser, also earns commissions and fees on the transactions effected through it. Most principals of the Company’s firms, as well as many of the Company’s affiliated third-party distributors, conduct securities or investment advisory business through NFPSI. Incidental to the corporate and executive benefits services provided to their customers, some of the Company’s firms offer property and casualty insurance brokerage and advisory services. The Company believes these services complement the corporate and executive benefits services provided to the Company’s clients. In connection with these services, the Company earns commissions and fees.

Although the Company’s operating history is limited, the Company believes that its firms earn approximately 65% to 70% of their revenue in the first three quarters of the year and approximately 30% to 35% of their revenue in the fourth quarter.

Expenses

The following table sets forth certain expenses as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of services:
Commissions and fees	30.5	26.0	28.7	27.4
Operating expenses	27.6	30.5	30.7	30.8
Management fees	20.9	21.1	19.4	19.8
Total cost of services	79.0	77.6	78.8	78.0
Gross margin	21.0	22.4	21.2	22.0
Corporate and other expenses:
General and administrative (excludes stock-based compensation)	4.0	5.1	5.3	5.4
Stock-based compensation	0.4	0.1	0.5	0.2
Amortization	2.7	3.3	2.9	3.3
Depreciation	0.9	0.9	1.0	1.1
Impairment of goodwill and intangible assets	0.6	1.0	0.8	0.7
Loss (gain) on sale of subsidiaries	0.0	0.0	0.0	0.0
Total corporate and other expenses	8.6%	10.4%	10.5%	10.7%

Cost of services

Commissions and fees. Commissions and fees are typically paid to non-principal producers, who are producers that are employed by or affiliated with NFP’s firms but are not principals. Commission and fees are also paid to non-affiliated producers who utilize the services of one or more of the Company’s life brokerage entities including the Company’s life settlements brokerage entity. When business is generated solely by a principal, no commission expense is incurred because principals are only paid from a share of the cash flow of the acquired firm through management fees. However, when income is generated by a non-principal producer, the producer is generally paid a portion of the commission income, which is reflected as commission expense of the acquired firm. In addition, NFPSI pays commissions to the Company’s affiliated third-party distributors who transact business through NFPSI.

Operating expenses. The Company’s firms incur operating expenses related to maintaining individual offices, including compensating non-producing staff. Firm operating expenses also include the expenses of NFPSI and of NFP Insurance Services, Inc. (“NFPISI”), another subsidiary that serves the Company’s acquired firms and through which the Company’s acquired firms and its affiliated third-party distributors access insurance and financial services products and manufacturers.

Management fees. The Company pays management fees to the principals of its firms and/or certain entities they own based on the financial performance of the firms they manage. The Company typically pays a portion of the management fees monthly in advance. Once the Company receives cumulative preferred earnings (base earnings) from a firm, the principals and/or an entity the principals own will earn management fees equal to earnings above base earnings up to target earnings. An additional management fee is paid in respect of earnings in excess of target earnings based on the ratio of base earnings to target earnings. For example, if base earnings equal 40% of target earnings, the Company receives 40% of earnings in excess of target earnings and the principal and/or the entity receives 60%. A majority of our acquisitions have been completed with a ratio of base earnings to target earnings of 50%. Management fees also include an accrual for certain performance-based incentive amounts payable under the Company’s ongoing incentive program.

The ratio of management fees to gross margin before management fees is dependent on the percentage of total earnings of the Company’s firms capitalized by the Company, the performance of the Company’s firms relative to base earnings and target earnings, the growth of the Company’s firms in the periods after their first three years following acquisition and the earnings of NFPISI and NFPSI, from which no management fees are paid. Because of the Company’s cumulative preferred position, if a firm produces earnings below target earnings in a given year, the Company’s share of the firm’s total earnings would be higher for that year. If a firm produces earnings at or above target earnings, the Company’s share of the firm’s total earnings would be equal to the percentage of the earnings capitalized by the Company in the initial transaction, less any additional management fees earned under ongoing incentive plans.

The following table summarizes the results of operations of NFP’s firms for the periods presented and shows management fees as a percentage of gross margin before management fees:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004
Revenue:
Commissions and fees	$235,699	$153,304	$601,079	$435,923

Cost of services:
Commissions and fees	71,865	39,780	172,827	119,058
Operating expenses	65,043	46,847	184,355	134,452

Gross margin before management fees	98,791	66,677	243,897	182,413
Management fees	49,286	32,263	116,685	86,406

Gross margin	$49,505	$34,414	$127,212	$96,007
Management fees, as a percentage of gross margin before management fees	49.9%	48.4%	47.8%	47.4%

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

Stock-based compensation. The Company has incurred stock-based compensation expense for equity awards (stock options and restricted stock units) granted to employees, non employees and directors. Stock options granted to employees through December 31, 2002 were accounted for under the intrinsic-value-based method of accounting in accordance with APB 25. On January 1, 2003, the Company adopted the fair value recognition provisions of SFAS 123 in accordance with SFAS 148 and has adopted the “prospective” method of transition. Under this method, the cost of awards granted to employees after January 1, 2003 is included in the determination of net income.

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

Amortization. NFP incurs amortization expense related to the amortization of certain identifiable intangible assets.

Impairment of goodwill and intangible assets. The firms the Company acquires may not continue to positively perform after the acquisition for various reasons, including legislative or regulatory changes that affect the products in which a firm specializes, the loss of key clients after the acquisition closed, general economic factors that impact a firm in a direct way, the cultural incompatibility of an acquired firm’s management team with the Company and death or disability of a significant principal. In such situations, the Company may take impairment charges in accordance with SFAS 142 and SFAS 144 and reduce the carrying cost of acquired identifiable intangible assets (including book of business, management contract, institutional customer relationships and trade name) and goodwill to their respective fair values. Management reviews and evaluates the financial and operating results of the Company’s acquired firms on a firm-by-firm basis throughout the year to assess the recoverability of goodwill and other intangible assets associated with these firms. In assessing the recoverability of goodwill and other intangible assets, management uses historical trends and makes projections regarding the estimated future cash flows and other factors to determine the recoverably of the respective assets. If a firm’s goodwill and other intangible assets do not meet the recoverability test, the firm’s carrying value will be compared to its estimated fair value. The fair value is based upon the amount at which the acquired firm could be bought or sold in a current transaction between the Company and the principals and/or the present value of the assets’ future cash flows. The intangible assets associated with a particular firm may be impaired when the firm has experienced a significant deterioration in its business indicated by an inability to produce at the level of base earnings for a period of four consecutive quarters and when the firm does not appear likely to improve its operating results or cash flows in the foreseeable future. Management believes that this is an appropriate time period to evaluate firm performance given the seasonal nature of many firms’ activities.

Depreciation. NFP incurs depreciation expense related to capital assets, such as investments in technology, office furniture and equipment, as well as amortization for its leasehold improvements.

Loss (gain) on sale of subsidiaries. From time to time, NFP has disposed of all or portions of acquired firms. In these dispositions, NFP may realize a gain or loss on the sale of the subsidiary.

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

Three months ended September 30, 2005 compared with the three months ended September 30, 2004

The following table provides a comparison of NFP’s revenue and expenses for the periods presented:

	For the three months ended September 30,
	2005	2004	$ Change	% Change
(in millions)
Statement of Operations Data:
Revenue:
Commissions and fees	$235.7	$153.3	$82.4	53.8%

Cost of services:
Commissions and fees	71.9	39.8	32.1	80.7
Operating expenses	65.0	46.8	18.2	38.9
Management fees	49.3	32.3	17.0	52.6

Total cost of services	186.2	118.9	67.3	56.6

Gross margin	49.5	34.4	15.1	43.9

Corporate and other expenses:
General and administrative (excludes stock-based compensation)	9.5	7.9	1.6	20.3
Stock-based compensation	1.1	0.2	0.9	450.0
Amortization	6.4	5.0	1.4	28.0
Depreciation	2.0	1.4	0.6	42.9
Impairment of goodwill and intangible assets	1.4	1.5	(0.1)	(6.7)

Total corporate and other expenses	20.4	16.0	4.4	27.5

Income from operations	29.1	18.4	10.7	58.2

Interest and other income	1.1	0.4	0.7	175
Interest and other expense	(1.1)	(0.6)	(0.5)	83.3

Net Interest and other	—	(0.2)	0.2	(100)
Income before income taxes	29.1	18.2	10.9	59.9
Income tax expense	12.2	7.1	5.1	71.8

Net income	$16.9	$11.1	$5.8	52.3%

Summary

Net income. Net income increased $5.8 million, or 52.3%, to $16.9 million in the three months ended September 30, 2005 compared with $11.1 million in the same period last year. The increase in net income was driven by a 53.8% increase in revenue from both the strong growth at existing firms and the high level of acquisition activity earlier in the year. Net income as a percentage of revenue was consistent, at 7.2%, in both the 2005 and 2004 quarters as lower margins resulting from higher commission expense and a higher effective tax rate were offset by a smaller increase in corporate and other expenses which are spread over a larger revenue base.

Revenue

Commissions and fees. Commissions and fees increased $82.4 million, or 53.8%, to $235.7 million in the three months ended September 30, 2005 compared with $153.3 million in the same period last year. Approximately $33.7 million of the increase was due to business generated by new acquisitions, and approximately $48.7 million was a direct result of increased volume of business from the Company’s existing firms, including NFPSI and NFPISI.

Cost of services

Commissions and fees. Commissions and fees expense increased $32.1 million, or 80.7%, to $71.9 million in the three months ended September 30, 2005 compared with $39.8 million in the same period last year. Approximately $10.2 million of the increase was due to business generated by new acquisitions, and approximately $21.9 million was due to increased volume of business from the Company’s existing firms. As a percentage of revenue, commissions and fees expense increased to 30.5% in the 2005 quarter from 26.0% in the same period last year. An increased proportion of life brokerage revenue and an increase in commission payouts resulted in higher commission expense as a percentage of revenue.

Operating expenses. Operating expenses increased $18.2 million, or 38.9%, to $65.0 million in the three months ended September 30, 2005 compared with $46.8 million in the same period last year. Approximately $14.2 million of the increase was due to operating expenses of new acquisitions, and approximately $4.0 million was a result of increased operating expenses at the Company’s existing firms. As a percentage of revenue, operating expenses decreased to 27.6% in the 2005 quarter from 30.5% in the 2004 quarter as the Company benefited from spreading its operating expenses over a larger revenue base.

Management fees. Management fees increased $17.0 million, or 52.6%, to $49.3 million in the three months ended September 30, 2005 compared with $32.3 million in the same period last year. The increase resulted from higher earnings at the Company’s acquired firms generated primarily through new acquisitions and internal growth of existing firms. Management fees were 49.9% of gross margin before management fees in the three months ended September 30, 2005 compared with 48.4% in the same period last year. Management fees included an accrual of $2.5 million for ongoing incentive plans in the three months ended September 30, 2005 compared with $2.6 million in the third quarter of 2004. Management fees as a percentage of revenue decreased to 20.9% in the three months ended September 30, 2005 from 21.1% in the same period last year.

Gross margin. Gross margin increased $15.1 million, or 43.9%, to $49.5 million in the three months ended September 30, 2005 compared with $34.4 million in the same period last year. Gross margin as a percentage of revenue decreased to 21.0% in the three months ended September 30, 2005 from 22.4% in the same period last year. This decrease was due to lower overall gross margins as a percentage of revenue at new acquisitions, an increased proportion of life brokerage revenue and increased commission payouts at certain firms.

Corporate and other expenses

General and administrative. General and administrative expense increased $1.6 million, or 20.3%, to $9.5 million in the three months ended September 30, 2005 compared with $7.9 million in the same period last year. As a percentage of revenue, general and administrative expense decreased to 4.0% in the three months ended September 30, 2005 compared with 5.1% in the same period last year. The increase is primarily due to increased personnel and systems related infrastructure support at the corporate office in accounting, compliance, internal audit and technology.

Stock-based compensation. Stock-based compensation expense increased $0.9 million, to $1.1 million in the three months ended September 30, 2005 compared with $0.2 million in the same period last year. The increase was due to stock awards granted subsequent to the third quarter of 2004.

Amortization. Amortization increased $1.4 million, or 28.0%, to $6.4 million in the three months ended September 30, 2005 compared with $5.0 million in the same period last year. Amortization expense increased as a result of a 23.5% increase in amortizing intangible assets resulting primarily from new acquisitions. As a percentage of revenue, amortization was 2.7% in the three months ended September 30, 2005 compared with 3.3% in the same period last year.

Depreciation. Depreciation expense increased $0.6 million, or 42.9%, to $2.0 million in the three months ended September 30, 2005 compared with $1.4 million in the same period last year. The increase in depreciation resulted from an increase in the number of owned firms and capital expenditures at the Company’s existing firms and at the corporate office.

Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets decreased $0.1 million, or 6.7%, to $1.4 million in the third quarter of 2005 compared with $1.5 million in the prior year period. The impairments related to two firms in the current period, one of which had been previously impaired and four firms in 2004. As a percentage of revenue, impairment of goodwill and intangibles was 0.6% for the three months ended September 30, 2005 and 1.0% for the three months ended September 30, 2004.

Interest and other income. Interest and other income increased $0.7 million to $1.1 million in the three months ended September 30, 2005 compared with $0.4 million in the three months ended September 30, 2004 resulting from higher average cash balances.

Interest and other expense. Interest and other expense increased $0.5 million, or 83.3%, to $1.1 million in the three months ended September 30, 2005 compared with $0.6 million in the same period last year. The increase was principally comprised of higher interest expense resulting from increased borrowings for acquisitions (see Liquidity and Capital Resources).

Income tax expense

Income tax expense. Income tax expense increased $5.1 million, or 71.8%, to $12.2 million in the three months ended September 30, 2005 compared with $7.1 million in the same period last year. The estimated effective tax rate in the third quarter of 2005 was 41.9% compared with 39.0% in the 2004 period. The estimated effective tax rate for 2005 is 43.3% compared with 43.0% for the same period in 2004.

Nine months ended September 30, 2005 compared with the nine months ended September 30, 2004

The following table provides a comparison of NFP’s revenue and expenses for the periods presented:

	For the nine months ended September 30,
	2005	2004	$ Change	% Change
(in millions)
Statement of Operations Data:
Revenue:
Commissions and fees	$601.1	$435.9	$165.2	37.9%

Cost of services:
Commissions and fees	172.8	119.1	53.7	45.1
Operating expenses	184.4	134.4	50.0	37.2
Management fees	116.7	86.4	30.3	35.1

Total cost of services	473.9	339.9	134.0	39.4

Gross margin	127.2	96.0	31.2	32.5

Corporate and other expenses:
General and administrative (excludes stock-based compensation)	31.7	23.5	8.2	34.9
Stock-based compensation	3.1	0.8	2.3	287.5
Amortization	17.4	14.5	2.9	20.0
Depreciation	5.6	4.7	0.9	19.1
Impairment of goodwill and intangible assets	5.1	3.2	1.9	59.3
Loss (gain) on sale of subsidiaries	0.3	(0.2)	0.5	NM

Total corporate and other expenses	63.2	46.5	16.7	35.9

Income from operations	64.0	49.5	14.5	29.3

Interest and other income	2.4	1.6	0.8	50.0
Interest and other expense	(4.5)	(1.6)	(2.9)	181.3

Net interest and other	(2.1)	—	(2.1)	NM
Income before income taxes	61.9	49.5	12.4	25.1
Income tax expense	26.8	21.3	5.5	25.8

Net income	$35.1	$28.2	$6.9	24.5%

______________

NM indicates amount is not meaningful.

Summary

Net income. Net income increased $6.9 million, or 24.5%, to $35.1 million in the nine months ended September 30, 2005 compared with $28.2 million in the same period last year. The increase in net income was driven by a 37.9% increase in revenue from both internal growth at existing firms and the high level of acquisition activity during the year. Net income, as a percentage of revenue was lower at 5.8% in the first nine months of 2005 as compared with 6.5% during the same period in 2004 due to lower gross margins, increased corporate and other expenses and an increase in interest expense due to increased borrowings for acquisitions.

Revenue

Commissions and fees. Commissions and fees increased $165.2 million, or 37.9%, to $601.1 million in the nine months ended September 30, 2005 compared with $435.9 million in the same period last year. Approximately $83.1 million of the increase was due to business generated by new acquisitions, and approximately $82.1 million was a direct result of increased volume of business from the Company’s existing firms, including NFPSI and NFPISI.

Cost of services

Commissions and fees. Commissions and fees expense increased $53.7 million, or 45.1%, to $172.8 million in the nine months ended September 30, 2005 compared with $119.1 million in the same period last year. As a percentage of revenue, commissions and fees expense increased to 28.7% year to date in 2005 from 27.4% in the same period last year. Approximately $22.2 million of the increase was due to business generated by new acquisitions and approximately $31.5 million was due to increased volume of business from the Company’s existing firms.

Operating expenses. Operating expenses increased $50.0 million, or 37.2%, to $184.4 million in the nine months ended September 30, 2005 compared with $134.4 million in the same period last year. As a percentage of revenue, operating expenses increased to 30.7% year to date in 2005 from 30.8% in the same period of 2004. Approximately $32.7 million of the increase was due to operating expenses of new acquisitions, and approximately $17.3 million was a result of increased operating expenses at the Company’s existing firms. Operating expenses as a percentage of revenue were higher at the Company’s new acquisitions, which resulted in the overall increase in operating expenses as a percentage of revenue.

Management fees. Management fees increased $30.3 million, or 35.1%, to $116.7 million in the nine months ended September 30, 2005 compared with $86.4 million in the same period last year. Management fees represented 47.8% of gross margin before management fees in the nine months ended September 30, 2005 compared with 47.4% in the same period last year. Included in management fees was an accrual of $6.5 million for ongoing incentive plans for the nine months ended September 30, 2005 compared with $4.1 million in the same period of 2004. Management fees as a percentage of revenue decreased to 19.4% in the nine months ended September 30, 2005 from 19.8% in the same period last year.

Gross margin. Gross margin increased $31.2 million, or 32.5%, to $127.2 million in the nine months ended September 30, 2005 compared with $96.0 million in the same period last year. Gross margin as a percentage of revenue decreased to 21.2% in the nine months ended September 30, 2005 from 22.0% in the same period last year. The decrease as a percentage of revenue was primarily due to an increased proportion of life brokerage revenue and higher commission payouts at certain firms.

Corporate and other expenses

General and administrative. General and administrative expense increased $8.2 million, or 34.9%, to $31.7 million in the nine months ended September 30, 2005 compared with $23.5 million in the same period last year. As a percentage of revenue, general and administrative expense decreased to 5.3% during the nine months ended September 30, 2005 from 5.4% during the nine months ended September 30, 2004. Included in the increase of $8.2 million was $4.0 million in expenses related to the Company’s internal review of its insurance operations. In addition the Company increased personnel and systems related infrastructure support at its corporate office in accounting, compliance, internal audit and technology.

Stock-based compensation. Stock-based compensation expense increased $2.3 million to $3.1 million in the nine months ended September 30, 2005 compared with $0.8 million in the same period last year. The increase in stock-based compensation was primarily due to stock awards granted subsequent to the third quarter of 2004.

Amortization. Amortization increased $2.9 million, or 20.0%, to $17.4 million in the nine months ended September 30, 2005 compared with $14.5 million in the same period last year. Amortization expense increased as a result of a 20.3% increase in amortizing intangible assets resulting primarily from new acquisitions. As a percentage of revenue, amortization was 2.9% in the nine months ended September 30, 2005 compared with 3.3% in the same period last year.

Depreciation. Depreciation expense increased $0.9 million, or 19.1%, to $5.6 million in the nine months ended September 30, 2005 compared with $4.7 million in the same period last year. The increase in depreciation results from an increase in the number of owned firms and capital expenditures at the Company’s existing firms and at the corporate office.

Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets increased $1.9 million to $5.1 million for the period ended September 30, 2005 compared with $3.2 million in the prior year period. The impairments related to seven firms in the 2005 period and five firms in 2004. As a percentage of revenue, impairment of goodwill and intangibles was less than 1.0% both periods.

Interest and other income. Interest and other income was $2.4 million and $1.6 million in the nine months ended September 30, 2005 and 2004, respectively, reflecting an increase of $0.8 million, or 50.0% and resulting from both an increase in average cash balances and higher interest rates.

Interest and other expense. Interest and other expense increased $2.9 million, or 181.3%, to $4.5 million in the nine months ended September 30, 2005 compared with $1.6 million in the same period last year. The increase was comprised principally of two components, higher interest expense related to increased borrowings for acquisitions and a $0.5 million write-off of unamortized costs related to the early termination and replacement of the Company’s $90 million credit facility with a new $175 million credit facility (see Liquidity and Capital Resources).

Income tax expense

Income tax expense. Income tax expense increased $5.5 million, or 25.8%, to $26.8 million in the nine months ended September 30, 2005 compared with $21.3 million in the same period last year. The estimated effective tax rate through the nine months ended September 30, 2005 was 43.3% compared with 43.0% in the 2004 period.

Liquidity and Capital Resources

Summary cash flow data is provided as follows:

	Nine Months Ended September 30,
(in thousands)	2005	2004
Cash flows provided by (used in):

Operating activities	$40,069	$55,867
Investing activities	(129,525)	(61,495)
Financing activities	81,251	(2,063)

Decrease in cash and cash equivalents	(8,205)	(7,691)
Cash and cash equivalents – beginning of period	83,103	71,244

Cash and cash equivalents – end of period	$74,898	$63,553

As of September 30, 2005, the Company had cash and cash equivalents of $74.9 million, a decrease of $8.2 million from the balance as of December 31, 2004 of $83.1 million. The decrease in cash and cash equivalents during the nine months ended September 30, 2005 resulted principally from cash paid for acquisitions partially offset by net income for the period and net borrowings under the Company’s credit facility. The Company expects cash flows to increase and borrowings to decrease over the course of the year due to the higher level of acquisition activity which generally occurs earlier in the year.

During the nine months ended September 30, 2005, cash provided by operating activities was $40.1 million, primarily generated from net income plus non-cash charges of $65.8 million partially offset by net payments to principals and/or certain entities they own of $14.3 million and a decrease in accrued liabilities of $15.6 million. During the nine months ended September 30, 2004, cash provided by operating activities was $55.9 million, primarily generated from net income plus non-cash charges of $46.4 million and a decrease in commissions, fees and premiums receivable, net, of $12.2 million which was partially offset by an increase in due from principals and/or certain entities they own of $6.6 million and a decrease in accounts payable of $3.0 million.

During the nine months ended September 30, 2005 and 2004, cash used in investing activities was $129.5 million and $61.5 million, respectively, in both cases for the acquisition of firms and property and equipment. During the nine months ended

September 30, 2005 and 2004, NFP used $116.6 million and $54.4 million, respectively, for payments for acquired firms and contingent consideration. In each period, payments for acquired firms represented the largest use of cash in investing activities.

During the nine months ended September 30, 2005 and 2004, cash provided by (used in) financing activities was $81.3 million and ($2.1) million, respectively. In 2005 cash was provided by net borrowings under the Company’s line of credit of $175 million plus proceeds from the exercise of principal and employee stock options of $23.7, including $9.8 million from the exercise of 961,969 shares in connection with a secondary public offering on August 23, 2005, less cash dividends paid of $12.5 million. In 2004 cash used in financing activities was due to cash dividends paid of $9.9 million partially offset by proceeds from the issuance of common stock and exercise of stock options totaling $7.9 million.

Some of the Company’s firms maintain premium trust accounts which represent payments collected from insureds on behalf of carriers. Funds held in these accounts are invested in cash, cash equivalents and securities purchased under resale agreements (overnight). As of September 30, 2005, NFP had cash, cash equivalents and securities purchased under resale agreements in premium trust accounts of $52.8 million, a decrease of $0.9 million from the balance as of December 31, 2004 of $53.7 million. Increases or decreases in these accounts relate to the volume and timing of payments from insureds and the timing of the Company’s remittances to carriers. These increases or decreases are largely offset by changes in premiums payable to insurance carriers.

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

On June 15, 2005, the Company entered into a $175 million credit facility with JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., successor by merger to Fleet National Bank, as syndication agent, and the several lenders from time to time parties thereto. This credit facility replaced the Company’s previous $90 million credit facility and is used to finance acquisitions and fund general corporate purposes.

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

The Company’s facility is structured as a revolving credit facility and is due on June 15, 2008, unless the Company elects to convert the credit facility to a term loan, in which case it will amortize over one year, with a principal payment due on December 15, 2008 and a final maturity on June 15, 2009. The Company’s obligations under its credit facility are collateralized by all of its and its subsidiaries’ assets. Up to $10 million of the credit facility is available for the issuance of letters of credit. The credit facility contains various customary restrictive covenants that prohibit the Company and its subsidiaries from, subject to various exceptions and among other things, (i) incurring additional indebtedness or guarantees, (ii) creating liens or other encumbrances on property or granting negative pledges, (iii) entering into a merger or similar transaction, (iv) selling or transferring certain property, (v) declaring dividends or making other restricted payments and (vi) making investments. In addition to the foregoing, the credit facility contains financial covenants requiring the Company to maintain a minimum interest coverage ratio and a maximum consolidated leverage ratio. As of September 30, 2005, management believes the Company was in compliance with all covenants under the facility.

As of September 30, 2005, the combined year-to-date weighted average interest rate for both credit facilities was 6.09%. The weighted average of the previous credit facility for the prior year period was 5.10%.

The Company had a balance of $70.0 million under the credit facility as of September 30, 2005 and had no outstanding balance under its previous credit facility at December 31, 2004.

Contractual Obligations

There have been no material changes outside the ordinary course of the Company’s business to the Company’s total contractual cash obligations which are set forth in the table included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, except that during the nine months ended September 30, 2005, the Company borrowed $70.0 million under its credit facility.

Dividends

The Company paid a quarterly cash dividend of $0.12 per share of common stock on January 7, 2005, April 7, 2005 and July 7, 2005. On September 14, 2005, the Company declared a quarterly cash dividend of $0.12 per share of common stock, which was paid on October 7, 2005 to stockholders of record on September 23, 2005. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements, covenants under its revolving credit facility and other factors which the Company’s board of directors may consider relevant. Based on the most recent quarterly dividend declared of $0.12 per share of common stock and the number of shares held by stockholders of record on September 23, 2005, the total annual cash requirement for dividend payments would be approximately $17.6 million.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements during the three months ended September 30, 2005.

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

The Company has a credit facility and cash, cash equivalents and securities purchased under resale agreements in premium trust accounts which are subject to short-term interest rate risk. Based on the weighted average borrowings under its credit facility during the nine months ended September 30, 2005 and 2004, a 1% change in short-term interest rates would have affected the Company’s income before income taxes by approximately $0.7 million and $0.1 million, respectively. Based on the weighted average amount of cash, cash equivalents and securities purchased under resale agreements in premium trust accounts during the nine months ended September 30, 2005 and 2004, a 1% change in short-term interest rates would have affected the Company’s income before income taxes by approximately $0.5 million in both the current and the prior year period.

The Company does not enter into derivatives or other similar financial instruments for trading or speculative purposes.

Item 4. Controls and Procedures

As of the end of the period covered by this report, NFP’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, (“Exchange Act”)). Based on this evaluation, the CEO and CFO have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

There have been no changes in the Company’s internal controls over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

In the ordinary course of business, the Company is involved in lawsuits and other claims. Management considers these lawsuits and claims to be without merit and the Company is defending them vigorously. Management believes that the resolution of these lawsuits or claims will not have a material adverse impact on the Company’s consolidated financial position. In addition, the sellers of firms that the Company acquires typically indemnify the Company for loss or liability resulting from acts or omissions occurring prior to the acquisition, whether or not the sellers were aware of these acts or omissions. Several of the existing lawsuits and claims have triggered these indemnity obligations.

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

Additionally, the Company, along with over twenty other unrelated insurance brokers and insurers, was named as a defendant in three putative class actions filed by alleged policyholders in various federal courts. These actions have been consolidated in the District of the State of New Jersey and assert, on behalf of a class of persons who purchased insurance through the broker defendants, claims arising from the types of conduct alleged in the New York Attorney General’s civil complaint against Marsh Inc. and Marsh & McLennan Companies, Inc., primarily relating to bid rigging, kickback schemes, racketeering activities, antitrust violations, unfair competition and breach of fiduciary duties. Additional complaints may be filed against us in various courts alleging claims arising from the types of conduct alleged in the New York Attorney General’s complaint or related matters. The Company’s ultimate liability, if any, in the pending and possible future suits is uncertain and subject to contingencies that are not yet known.

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

The Company cannot predict at this time the effect that any current or future regulatory activity, investigations or litigation will have on the Company’s business. Given the current regulatory environment and the number of our subsidiaries operating in local markets throughout the country, it is possible that the Company will become subject to further governmental inquiries and subpoenas and have lawsuits filed against it. The Company’s ultimate liability, if any, in connection with these matters and any possible future such matters is uncertain and subject to contingencies that are not yet known.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities

During the nine months ended September 30, 2005, the Company has issued the following securities:

The Company has issued 1,159,762 shares of common stock with a value of approximately $44.9 million to principals in connection with the acquisition of firms. The Company has issued 287,754 shares of common stock with a value of approximately $10.3 million to principals related to contingent consideration and other.

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

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
(in thousands, except per share data)
July 1, 2005 – July 31, 2005	—		$—	—	—
August 1, 2005 – August 31, 2005	—		—	—	—
September 1, 2005 – September 30, 2005	8,705	(a)	43.08	—	—

Total	8,705		$43.08	—	—

____________________________
(a)	8,705 shares were reacquired relating to the restructuring of a transaction. No gain or loss was recorded on this transaction.

EXHIBIT INDEX

Item 6. Exhibits

Exhibit No	Description

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Financial Partners Corp.

Signature	Title	Date

/S/ JESSICA M. BIBLIOWICZ	Chairman, President, Chief Executive Officer and Director	November 7, 2005
Jessica M. Bibliowicz

/S/ MARK C. BIDERMAN	Executive Vice President and Chief Financial Officer	November 7, 2005
Mark C. Biderman