Form 10-K
period 2005-12-31
NATIONAL FINANCIAL PARTNERS CORP
filed 2006-03-08
CIK 1183186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant on June 30, 2005, was $1,113,064,553.

The number of outstanding shares of the registrant’s Common Stock, $0.10 par value, as of February 28, 2006, was 37,277,893.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2006 Annual Meeting of Stockholders to be held May 17, 2006 are incorporated by reference in this Form 10-K in response to Part III.

NATIONAL FINANCIAL PARTNERS CORP.

Form 10-K

For the Year Ended December 31, 2005

i

Forward-Looking Statements

National Financial Partners Corp. and its subsidiaries and their representatives may from time to time make verbal or written statements, including certain statements in this report, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words “anticipate,” “expect,” “intend,” “plan,” “believe,” “estimate,” “may,” “will,” “continue” and similar expressions of a future or forward-looking nature. Forward looking statements may include discussions concerning revenue, expenses, earnings, cash flow, dividends, capital structure, credit facilities, market and industry conditions, premium and commission rates, interest rates, contingencies, the direction or outcome of regulatory investigations and litigation, income taxes and NFP’s operations.

These forward-looking statements are based on management’s current views with respect to future results, and are subject to risks and uncertainties, factors that could cause actual results to differ materially from those contemplated by a forward-looking statement include: using currently available information, such as market and industry materials, experts’ reports and opinions, and trends. These statements are only predictions and are not guarantees of future performance. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by a forward-looking statement. These factors include, without limitation:

•	NFP’s success in acquiring high quality independent financial services distribution firms;

•	the performance of NFP’s firms following acquisition;

•	competition in the business of providing financial services to the high net worth and entrepreneurial corporate markets;

•	NFP’s ability, through its operating structure, to respond quickly to operational or financial situations and to grow its business;

•	NFP’s ability to effectively manage its business through the principals of its firms;

•	the impact of legislation or regulations in jurisdictions in which NFP’s subsidiaries operate, including the possible adoption of comprehensive and exclusive federal regulation over all interstate insurers;

•	changes in tax laws, including the elimination or modification of the federal estate tax and any change in the tax treatment of life insurance products;

•	changes in the pricing, design or underwriting of insurance products;

•	changes in premiums and commission rates;

•	adverse developments in the insurance markets in which NFP operates, resulting in fewer sales of insurance-related products;

•	adverse results or other consequences from litigation, arbitration or regulatory investigations, including those related to compensation agreements with insurance companies and activities within the life settlements industry;

•	adverse results or other consequences from higher than anticipated compliance costs, including those related to expenses arising from internal reviews of business practices and regulatory investigations;

•	uncertainty in the insurance and life settlements industries arising from investigations into certain business practices by various governmental authorities and related litigation;

•	the reduction of NFP’s revenues and earnings due to the elimination or modification of compensation arrangements, including contingent compensation arrangements;

•	changes in interest rates or general economic conditions;

•	the occurrence of adverse economic conditions or an adverse regulatory climate in New York, Florida or California;

ii

•	the loss of services of key members of senior management;

•	the availability or adequacy of errors and omissions insurance or other types of insurance coverage protection; and

•	NFP’s ability to facilitate smooth succession planning at its firms.

Additional factors are set forth in NFP’s filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K.

Forward-looking statements speak only as of the date on which they are made. NFP expressly disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

iii

PART I

Item 1. Business.

Overview

We are a leading independent distributor of financial services products primarily to high net worth individuals and growing entrepreneurial companies. Founded in 1998, we have grown internally and through acquisitions and, as of December 31, 2005, operate a national distribution network with over 1,900 producers in 41 states and Puerto Rico consisting of 160 owned firms and over 210 affiliated third-party distributors. We target the high net worth and growing entrepreneurial corporate markets because of their growth potential and the desire of customers within these markets for more personalized service. We define the high net worth market as households with investable assets of at least $1 million, and we seek to target the segment of that market having net worth, excluding primary residence, of at least $5 million. We define the growing entrepreneurial corporate market as businesses with less than 1,000 employees. We believe our management approach affords our firms the entrepreneurial freedom to serve their clients most effectively while having access to the resources of a national distribution organization. At the same time, we maintain internal controls that allow us to oversee our nationwide operations. Our senior management team is composed of experienced financial services leaders who have direct experience building and operating sizeable distribution-related companies.

National Financial Partners Corp., or NFP, operates as a bridge between large financial services products manufacturers and our network of independent financial services distributors. We believe we enhance the competitive position of independent financial services distributors by offering access to a wide variety of products and a high level of marketing and technical support. We also provide financial and intellectual capital to further enhance the business expansion of our firms. For the large financial services products manufacturers, we represent an efficient way to access a large number of independent distributors and their customers. We believe we are one of the largest distributors within the independent distribution channel for many of the leading financial services products manufacturers serving our target markets. We currently have relationships with many industry leading manufacturers, including AIG American General, AIG SunAmerica, AIM, Allianz, Allstate, American Funds, American Skandia, Assurant, AXA Financial, Boston Mutual, Century Healthcare, Columbia Funds, Fidelity Investments, Genworth Financial, The Hartford, ING, Jackson National Life, John Hancock USA, Jefferson Pilot Lincoln Financial Group, Lloyds of London, Mass Mutual, Metlife Investors, MGIS, Nationwide Financial, Oppenheimer Funds, Pacific Life, Phoenix Life, Principal Life, Protective, Securian, Standard Insurance Company, Sun Life, Transamerica, Retirement Services, United Healthcare, Unum Provident, US Allianz, West Coast Life and WM Group of Funds. These relationships provide a higher level of dedicated marketing and underwriting support and other benefits to many of our firms than is generally available on their own. For further information about these relationships, see “—Operations—NFPISI.”

Our firms, including NFP Securities, Inc., or NFPSI, our principal broker-dealer subsidiary, serve our client base, both directly and indirectly, by providing products and services in one or more of the following primary areas:

•	Life insurance and wealth transfer. Our firms offer life insurance and annuity products as well as estate planning services geared specifically to the wealth accumulation, preservation and transfer needs, including charitable giving plans, of high net worth individuals.

•	Corporate and executive benefits. Corporate benefits products and services our firms offer include individual and group disability insurance, long term care insurance, group life insurance, group health insurance benefits, supplemental life insurance, 401(k), 403(b) and other retirement plans and pension administration. Executive benefits products and services our firms offer include corporate and bank-owned life insurance products as well as plan design and administration.

•	Financial planning and investment advisory services. The products and services our firms offer include separately managed accounts, mutual funds, investment consulting, trust and fiduciary services and broker-dealer services.

Our principal and executive offices are located at 787 Seventh Avenue, 11th Floor, New York, New York, 10019 and the telephone number is (212) 301-4000. On our website, www.nfp.com, we post the following filings as soon as reasonably practicable after they are electronically filed or furnished with the Securities and Exchange Commission, or the SEC: our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, or Exchange Act. All such filings on our website are available free of charge.

Industry Background

We believe that we are well positioned to capitalize on a number of trends in the financial services industry, including:

•	Long-term growth in the high net worth market. According to Spectrem Group, a financial services industry research and consulting firm, the number of households with net worth, excluding primary residence, in excess of $5 million (the segment of the high net worth market we generally target) grew at an estimated compounded annual rate of 14.6% during the period from 1996 to 2004.

•	Need for wealth transfer products. We expect the need for wealth transfer products and services to increase dramatically in the future. In 1999, and re-affirmed in 2003, the Center on Wealth and Philanthropy at Boston College (formerly the Social Welfare Research Institute at Boston College) estimated that (based on certain assumptions about future economic growth rates of household savings and asset values) at least $12 trillion of wealth transfers would occur from 1998 to 2017. Transfers of this magnitude will affect individuals, businesses and institutions.

•	Growth of employer-sponsored benefit plans. According to the Employee Benefit Research Institute, total spending on employee benefits, excluding retirement benefits, grew from an estimated $494 billion in 2000 to an estimated $686 billion in 2004, accounting for approximately 10% of employers’ total spending on compensation in 2004. Of the $686 billion, approximately 82% was related to health benefits, with the balance spent on other benefits. To augment employer-sponsored plans, many businesses have started to make available to their employees supplemental benefits products, such as individual life, long term care and disability insurance. We believe that these factors will continue to provide us with significant growth opportunities especially among the small and medium-size corporations we target for the sale of corporate benefits products and services. According to the U.S. Census Bureau, in 2001, there were approximately 2.2 million businesses employing between 5 and 999 employees.

•	Demand for unbiased solutions. We believe that customers are increasingly demanding unbiased advice from the financial services industry and that the independent distribution channel is best positioned to offer this service. Distributors in this channel use an “open architecture” approach. This approach allows them to provide access to a wide range of products from a variety of manufacturers of their choice to their clients. This is often necessary to create tailored financial solutions for high net worth individuals and growing entrepreneurial companies.

•	Size of the independent distribution channel. According to Cerulli Associates, assets under management in the independent distribution channel was $1.6 trillion as of December 31, 2004. We believe this market has been driven by the increasing demand for customer choice, which is well served by the unbiased, open architecture approach used by the independent distribution channel. This distribution channel is also well suited to the development of personal relationships that facilitate the long-term nature of the sales process to high net worth individuals and growing entrepreneurial companies.

•

Continued consolidation within the financial services industry. Within the financial services industry, both manufacturers and distributors have undergone tremendous consolidation as financial services companies have sought to broaden their business platforms and gain economies of scale. According to Thomson Financial, since January 1, 1997, over 6,400 financial services mergers and other consolidation transactions have been completed in the United States and we believe that this trend will continue. This ongoing consolidation makes it more difficult for entrepreneurs in the independent distribution channel to compete and succeed. As consolidation increases, we believe the products and services requirements and economies of scale required to compete effectively for our target customers will increase. Additionally, we believe it will become more difficult for entrepreneurs to gain access to the most competitive products and terms from financial services products manufacturers as the manufacturers grow in size. We believe we provide a unique opportunity for entrepreneurs in the independent distribution channel to compete and succeed in a consolidating industry.

Key Elements of Our Growth Strategy

Our goal is to achieve superior long-term returns for our stockholders, while establishing ourselves as one of the premier independent distributors of financial services products and services on a national basis to our target markets. To help accomplish this goal, we intend to focus on the following key areas:

•	Capitalize on the growth of our attractive target markets. Our producers target customers in the high net worth and growing entrepreneurial corporate markets which have grown and whose demand for financial services we believe will continue to grow. We have built our distribution system by attracting specialists targeting these markets, and we expect to continue to enhance our network by adding additional producers.

•	Foster and enhance growth within our firms. Our firms have achieved an internal revenue growth rate of 24% in 2000, 15% in 2001, 5% in 2002, 14% in 2003, 16% in 2004 and 22% in 2005. We focus on acquiring high quality firms and employ a management structure that maintains the entrepreneurial spirit of our firms. Additionally, we have structured our acquisitions to reward the principals whose firms we acquire to continue to grow the businesses and make them increasingly profitable. We enhance the core growth potential of the firms by providing them with the benefits of being part of a national organization. These benefits include access to dedicated insurance underwriting and other support services, financial and intellectual capital, technology solutions, cross-selling facilitation, regulatory compliance support, assistance in growing their firms through acquisitions and succession planning.

•	Continue to acquire high quality independent firms. We believe that substantial opportunities exist for further growth through disciplined acquisitions of high quality firms. We believe our target market for acquisitions includes over 4,000 life insurance and wealth transfer, corporate benefits and financial planning firms. We have demonstrated an ability to identify and acquire leading independent firms. As of December 31, 2005, we have acquired 192 firms and reviewed over 1,013 acquisition opportunities since our founding. As a result, we have substantial experience in selecting and acquiring high quality firms. We believe that the independent distribution channel is under increasing pressure to continue its consolidation trend. With our strong experience, reputation and capital base, we believe we are well positioned to take advantage of additional acquisition opportunities. Occasionally, we examine opportunities to acquire firms that serve our target markets and provide products or services other than those in our three key areas. We may acquire one or more of these firms.

•	Realize further value through economies of scale. We contract with leading financial services products manufacturers for access to product and technical support by our owned firms and our affiliated third-party distributors. This allows us to aggregate the buying power of a large number of distributors, which can enhance the level of underwriting and other support received by our firms.

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

Broker-dealers serving the independent channel, such as NFPSI, often referred to as independent broker-dealers, tend to offer extensive product and financial planning services and heavily emphasize packaged products such as mutual funds, variable annuities and wrap fee programs. We believe that broker-dealer firms serving the independent channel tend to be more responsive to the product and service requirements of their registered representatives than wirehouses or regional brokerage firms. Commission payouts to registered representatives of NFPSI have historically exceeded 90% of commission income, which is significantly higher than many securities firms operating outside the independent distribution channel and higher, on average, than many firms within the independent distribution channel.

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

Life insurance and wealth transfer services

The life insurance products and wealth transfer services that our firms offer to clients assist them in growing and preserving their wealth over the course of their lives, developing a plan for their estate upon death and planning for business succession and for charitable giving. Our firms evaluate the near-term and long-term financial needs of clients and design a plan that we believe best suits the clients’ needs. The life insurance products that our firms distribute provide clients with a number of investment, premium payment and tax deferment alternatives in addition to tailored death benefits.

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

• Financed life insurance product placement

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

• Plan funding analysis

• Plans include:

• Non-qualified plans for highly compensated executives

• Qualified and non-qualified stock option programs

• Group term carve-out plans

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

Under our acquisition structure, we acquire 100% of the equity of independent financial services products distribution businesses on terms that are relatively standard across our acquisitions. To determine our acquisition price, we first estimate the annual operating cash flow of the business to be acquired based on current levels of revenue and expense. For this purpose, we define operating cash flow as cash revenue of the business less cash and non-cash expenses, other than amortization, depreciation and compensation to the business’s owners or individuals who subsequently become principals. We refer to this estimated annual operating cash flow as “target earnings.” Our acquisition price is a multiple (generally in a range of five to six times) of a portion of the target earnings, which we refer to as “base earnings.” Base earnings averaged 48% of target earnings for all firms owned at December 31, 2005. In determining base earnings, our general rule is not to exceed an amount equal to the recurring revenue of the business. By recurring revenue, we mean revenue from sales previously made (such as renewal commissions on insurance products, commissions and administrative fees for ongoing benefit plans and mutual fund trail commissions) and fees for assets under management.

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

Additional purchase consideration is often paid to the former owners based on satisfying specified internal growth thresholds over the three-year period following the acquisition. In some cases, additional purchase consideration is also paid over a shorter period. The principals retain responsibility for day-to-day operations of the firms for an initial five-year term, renewable annually thereafter by the principals and/or certain entities they own, subject to termination for cause and supervisory oversight as required by applicable securities and insurance laws and regulations and the terms of our management agreements. The principals are responsible for ordinary course operational decisions, including personnel, culture and office location, subject to the oversight of the board of directors of the acquired business. Non-ordinary course transactions require the unanimous consent of the board of directors of the acquired business, which always includes a representative of our management. The principals also maintain the primary relationship with clients and, in some cases, vendors. Our structure allows principals to continue to operate in an entrepreneurial environment, while also providing the principals a significant economic interest in the business after the acquisition through the management fees. Generally, all of our firms must transition their financial operations to our cash management and payroll systems, and beginning in 2005, our common general ledger. Additionally, most principals must transition their broker-dealer registrations to, and be supervised in connection with their securities activities by, our broker-dealer, NFPSI.

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

From time to time, we have overvalued certain businesses we acquired or found that the business of one of our firms is temporarily or permanently adversely impacted by changes in the markets that it serves. To date, we have restructured 18 transactions. These restructures generally result in either temporary or permanent reductions in base and target earnings and/or change in the ratio of base to target earnings and the principals paying us cash, NFP stock, notes or combinations thereof.

At times we may dispose of firms, certain business units within a firm or firm assets for one or more of the following reasons: non-performance, changes resulting in the firm’s no longer being part of our core business, change in competitive environment, regulatory changes, the cultural incompatibility of an acquired firm’s management team with us, change of business interests of a principal or other issues personal to a principal. In certain instances we may sell operating companies back to the principal(s). Principals generally buy back businesses by surrendering all of our common stock and paying cash or giving us a note. Through December 31, 2005 and since our inception, we have disposed of 13 firms.

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

Contingent consideration arrangements

In order to better determine the economic value of the businesses we acquire, we have incorporated contingent consideration, or earnout, provisions into the structure of acquisitions that we have made since the beginning of 2001. These arrangements generally result in the payment of additional consideration to the sellers upon the firm’s satisfaction of certain compounded growth rate thresholds over the three-year period generally following the closing of the acquisition. In a small number of cases, contingent consideration may also be payable after shorter periods. As of December 31, 2005, 56 acquisitions are within their initial three-year contingent consideration measurement period. Contingent consideration is considered to be additional purchase consideration and is accounted for as part of the purchase price of our acquired firms when the outcome of the contingency is determinable beyond a reasonable doubt.

A summary of a typical contingent consideration or earnout structure is as follows:

Typical Earnout Structure

(Payable in cash and our common stock)

Three-year Avg. Growth Rate	Multiple of Base Earnings
Less than 10%	0.0x
10%–15%	0.50x
15%–20%	1.25x
20%–25%	2.50x
25%–30%	3.00x
30%–35%	3.75x
35% +	5.00x

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

Performance incentives

Once firms have concluded their contingent consideration period or option incentive plan eligibility, as applicable, the principals participate in an ongoing incentive program for successive three-year periods. The ongoing plan is a bonus plan that pays an increasing proportion of incremental earnings based on growth in earnings above an incentive target. If the principal receives a contingent consideration or performance incentive payment at the end of a three-year period, the new incentive target is the average earnings of the firm during that prior period. Once a firm reaches average applicable earnings in a three-year successive period equal to or in excess of 35% compound annual growth over its original target, the incentive target is fixed at the original target compounded at a 35% rate over three years. If the principal did not receive a grant, payment or incentive in a prior period, the incentive target remains unchanged. As illustrated by the chart set forth below, the bonus is structured to pay the principals 5% to 40% of NFP’s share of incremental growth.

Three-year Avg. Growth Rate	% of NFP’s Share of Growth Paid to Principal
Less than 10%	0.0%
10%–14.99%	5.0%
15%–19.99%	20.0%
20%–24.99%	25.0%
25%–29.99%	30.0%
30%–34.99%	35.0%
35% +	40.0%

Principals may elect to receive the incentive payment in cash, our common stock or any combination thereof. For incentive periods beginning on or after January 1, 2005, the amount of common stock the principals may receive as an incentive payment is subject to a minimum of 30% and a maximum of 50%. The number of shares of our common stock that a principal will receive is determined by dividing the dollar amount of the incentive to be paid in common stock by the average of the closing price of our common stock on the twenty trading days up to and including the last day of the incentive period. In addition to the incentive payment, the principals will receive $0.50 in cash for every $1.00 of the incentive payment that the principal elects to receive in our common stock. The shares received as an incentive payment under this ongoing plan are restricted from sale (other than sales to certain permitted transferees, which shares are also restricted from sale) and the lifting of such restrictions is based on the performance of the firm managed by the principal during the subsequent ongoing incentive period. One-third of the shares will become unrestricted after each of the first three twelve-month periods after the incentive period during which the firm achieves target earnings. If the firm does not achieve target earnings during each such twelve-month period, but does achieve target earnings on a cumulative basis over the thirty-six month incentive period, any shares that remain restricted will become unrestricted. If the firm does not achieve cumulative target earnings during the thirty-six month period, any shares that remain restricted shall continue to be restricted until sixty months following the end of the incentive period.

The performance incentive payment calculation for a firm with base earnings of $500,000, target earnings of $1,000,000 and a new incentive target (based on average annual earnings during the first three years following acquisition of $1,331,000) would be as follows:

Performance Incentive Calculation

Assumed Earnings

Year 1	$1,663,750
Year 2	$2,079,688
Year 3	$2,599,609
Total earnings	$6,343,047
Implied growth rate	25%
Excess earnings (total earnings less three times incentive target)	$2,350,047
NFP share (excess earnings x ratio of base/target)	$1,175,023
% of NFP’s share of growth paid to the manager	30%
Value of incentive (NFP share of excess earnings x 30%)	$352,507
Maximum additional cash payment—assumes 50% of incentive earned is paid in stock ($0.50 for every $1.00 of value of stock)	$88,127
Total incentive payment	$440,634

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

NFPISI

NFPISI is a licensed insurance agency and an insurance marketing organization with 359 member organizations, including 146 owned firms and 213 other firms we do not own, as of December 31, 2005. We refer to these other firms as our affiliated third-party distributors. NFPISI facilitates interaction among its members and provides services to its members. It also holds contracts with selected insurance and benefits manufacturers, which generally offer support for technology investments, co-development of tailored products for use by our producers, enhanced and dedicated underwriting, customer service and other benefits not generally available without such relationships.

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

NFPISI services both third-party distributors as well as NFP firms. Third-party distributors that elect to become members in NFPISI’s life insurance and benefits marketing organization pay an initiation and annual membership fee. NFPISI actively solicits new members among qualified independent distributors of financial services products who desire the benefits of being part of a large distribution network whether or not they desire to be acquired by us. NFP firms can also gain access to some of the services and benefits provided by NFPISI without becoming a member of NFPISI’s life insurance marketing organization.

NFPSI

NFPSI is a registered broker-dealer, investment adviser and licensed insurance agency serving the principals of our firms and those affiliated third-party distributors that are NFPISI members. Most of our principals conduct securities business through NFPSI. NFPSI is a fully disclosed introducing registered broker-dealer.

Succession Planning

We are actively involved in succession planning with respect to the principals of our firms. It is in our interest to ensure a smooth transition of business to a successor principal or principals. Succession planning is important in firms where no obvious successor to the principal or principals exists. Succession planning may involve our assisting a firm with a sub-acquisition that will bring a principal into the firm who can be a successor to the existing principal or principals. Succession planning may also involve introducing firms to each other, within the same geographic area where the principals of one firm can be potential successors to the principals of the other firm. In addition, succession planning may involve a principal, producer or employee from the same or a different firm buying another principal’s interest in the management company or applicable management agreement, which provides economic benefits to the selling principal. In certain cases, we provide financing for a principal, producer or employees’ purchase of another principal’s management company or applicable management agreement.

Sub-Acquisitions

To help our acquired firms grow, we provide access to capital and support for expansion through our sub-acquisition program. A typical sub-acquisition involves the acquisition by one of our firms of a business that is too small to qualify for a direct acquisition by us or where the individual running the business wishes to exit immediately or soon after the acquisition. The acquisition multiple paid for sub-acquisitions is typically lower than the multiple paid for a direct acquisition by us.

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

Payroll System

Since the beginning of 2004, we have used a common payroll system for all employees of our owned firms. The common payroll system allows us to effectively monitor and control new hires, terminations, benefits and any other changes in personnel and compensation because all changes are processed through a central office. Newly acquired firms are transitioned onto our payroll system generally within three months following the date of acquisition.

General Ledger System

In 2005, we implemented a comprehensive centralized general ledger system for all of our firms. The general ledger system has been designed to accommodate the varied needs of our individual firms and will permit them to select one of two platforms in which to manage their business. The shared-service platform is designed to provide firms with a greater level of support from our corporate office while continuing to provide firm principals flexibility in the decision-making process. The self-service platform is designed for our larger firms that have a full complement of accounting staff and require less support from our corporate office. Approximately 20% of our firms operate on the self-service platform. The remaining firms operate on the shared-service platform. As of January 2006, all pre-2005 acquisitions have been transitioned to the new centralized general ledger system. As firms are acquired, they will be transitioned to one of the two platforms, generally, within 90 days.

Internal Audit

During 2005, we expanded and upgraded our internal audit department, which reports to the Audit Committee of our Board of Directors and has the responsibility for planning and performing periodic audits throughout our company. Our internal audit team is based in our New York headquarters with additional full-time personnel in our Austin, Texas facility.

Compliance and Ethics

During 2005, we established a company-wide Compliance and Ethics Department, which reports to our chief executive officer and a Compliance and Ethics Committee, comprised of members of our executive management team, including the chief compliance and ethics officer, chief executive officer, chief financial officer, general counsel and members of executive management of NFPISI and NFPSI. Our Compliance and Ethics Department and Compliance and Ethics Committee monitor and coordinate our compliance and ethics activities and initiatives and establish and evaluate our controls and procedures designed to ensure that we comply with applicable laws and regulations. Our Compliance and Ethics Department is based in our Austin, Texas facility.

Operating Committee

Our operating committee typically evaluates those capital expenditure requests by firms that are in excess of $100,000, as well as new leases above a certain amount. It reviews firm performance and management fee advances compared with earned management fees to determine if a reduction or cutoff of such advances is warranted. It directs efforts toward helping under-performing firms improve and, if the under-performance is deemed to be of a long-term nature, directs restructuring activities. The operating committee is composed of nine members: our chief executive officer, chief financial officer, general counsel, chief accounting officer, executive vice-president—marketing and firm operations, senior vice president—mergers and acquisitions, senior vice president—technology and members of executive management of NFPISI and NFPSI.

Capital Expenditures

If a firm desires to make a capital expenditure and the expenditure is approved by either the operating committee or, if below $100,000, our executive vice president—marketing and firm operations and the firm’s board of directors, we contribute a portion of the cost in the same ratio as base earnings is to target earnings. The principals are responsible for the remainder of the cost. In most cases, we advance the principals’ contribution which is repaid with interest over a term which is generally five years or less. The repayment of these advances has priority over the payment of management fees. Earnings levels from which a firm’s growth is measured, as well as a firm’s base earnings, may be adjusted upwards for certain capital expenditures.

Corporate Headquarters

Our New York headquarters provides support for our acquired firms. Corporate activities, including mergers and acquisitions, legal, finance and accounting, marketing and operations, human resources and technology are centralized in New York. Our mergers and acquisitions team identifies targets, performs due diligence and negotiates acquisitions. Our legal team is heavily involved in the acquisition process, in addition to handling our general corporate, legal and regulatory needs. Finance and accounting is responsible for working with each firm to ensure timely and accurate reporting. In addition, finance and accounting is responsible for consolidation of our financial statements at the corporate level. Our operations team works with our firms to identify opportunities for joint-work and cross-selling and to identify and resolve operational issues. Our human resources department is responsible for establishing and maintaining employment practices and benefits policies and procedures at both the corporate and firm level.

Our technology team addresses technology requirements at both the corporate level and at the firm level. Our firms maintain their existing systems except to the extent that they need to have certain capabilities to interface with our corporate systems. We provide our firms with web-enabled software that complements their existing systems. Our technology model and philosophy have enabled our principals to immediately begin using our web-enabled services, leverage their existing technology investments and support growth in products distribution and client reporting capabilities. The technology systems responsible for supporting our business are both highly reliable and redundant with failover capabilities through leading host providers. Recovery testing is regularly performed to ensure that in the event of an unforeseen incident, our business will continue to operate.

Clients and Customers

The customers of our life insurance and wealth transfer and financial planning and investment advisory products and services are generally high net worth individuals and the businesses that serve them. We define the high net worth market as households with investible assets of at least $1 million. According to Spectrem Group, the number of households in the high net worth market grew at an estimated compounded annual rate of 7.7% from 1996 to 2004. We particularly seek to target the segment of the high net worth market having net worth, excluding primary residence, of at least $5 million, although we sell a substantial volume of products to persons having lower levels of net worth. According to Spectrem Group, this higher segment of the high net worth market grew at an estimated compounded annual rate of 14.6% during the period from 1996 to 2004.

Although the size of the high net worth market decreased in 2001 and 2002, this segment grew in 2003 and 2004 according to Spectrem Group. We believe that the current economic and stock market environment has led to increased demand for the specialized services we offer to the high net worth market in order to continue to meet their financial goals. Our firms experienced an internal revenue growth rate of 5% in 2002, 14% in 2003, 16% in 2004 and 22% in 2005, which we believe was driven in part by this increased demand. Further, we believe that we are well positioned to benefit from any future growth in the high net worth market.

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

In the corporate and executive benefits business, we face competition which varies based on the products and services provided. In the employee benefits sector, we face competition from both national and regional groups. Our national competitors include Marsh & McLennan Companies, Inc., Aon Corporation, Hilb, Rogal and Hamilton Company, Arthur J. Gallagher & Co., U.S.I. Holdings Corp., Clark Consulting, Inc., Brown & Brown, Inc. and Willis Group Holdings. Our regional competitors include local brokerage firms and regional banks, consulting firms, third-party administrators, producer groups and insurance companies.

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

NFPSI also competes with numerous other independent broker-dealers, including Raymond James Financial, Inc., LPL Financial Services, FSC Securities Corporation, Cambridge Investment Research, Inc., Commonwealth Financial Network, Financial Network Investment Corporation, Walnut Street Securities, Inc. and Royal Alliance Associates, Inc.

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

Recently, the insurance industry has been subject to a significant level of scrutiny by various regulatory bodies, including state attorneys general and insurance departments, concerning certain practices within the insurance industry. These practices include, without limitation, the receipt of contingent commissions by insurance brokers and agents from insurance companies and the extent to which such compensation has been disclosed, bid rigging and related matters. As discussed under “Item 3—Legal Proceedings”, several of our subsidiaries received subpoenas and other information requests with respect to these matters. As a result of these and related matters, including actions taken by the New York Attorney General’s office beginning in April 2004, there have been a number of recent revisions to existing, or proposals to modify or enact new, laws and regulations regarding insurance agents and brokers. These actions have imposed or could impose additional obligations on us with respect to the insurance and other financial products we market. In addition, in March 2006, we received a subpoena from the New York Attorney General’s Office seeking information regarding life settlement transactions. One of our subsidiaries received a subpoena seeking the same information. Any changes that are adopted by the federal government or the states where we market insurance or conduct life settlements or other insurance-related business could adversely affect our revenue and financial results.

In our executive benefits business, we have designed and implemented supplemental executive retirement plans that use split dollar life insurance as a funding source. Split dollar life insurance policies are arrangements in which premiums, ownership rights and death benefits are generally split between an employer and an employee. The employer pays either the entire premium or the portion of each year’s premium that at least equals the increase in cash value of the policy. Split dollar life insurance has traditionally been used because of its federal tax advantages. However, in recent years, the Internal Revenue Service, or IRS, has adopted regulations relating to the tax treatment of some types of these life insurance arrangements, including regulations that treat premiums paid by an employer in connection with split dollar life insurance arrangements as loans for federal income tax purposes. In addition, the Sarbanes-Oxley Act may affect these arrangements. Specifically, the Sarbanes-Oxley Act includes a provision that prohibits most loans from a public company to its directors or executives. Because a split dollar life insurance arrangement between a public company and its directors or executives could be viewed as a personal loan, we will face a reduction in sales of split dollar life insurance policies to our clients that are subject to the Sarbanes-Oxley Act. Moreover, members of Congress have proposed, from time to time, other laws reducing the tax incentive of, or otherwise impacting, these arrangements. As a result, our supplemental executive retirement plans that use split dollar life insurance may become less attractive to some of our firms’ customers, which could result in lower revenue to us.

Legislation enacted in the spring of 2001 under the Economic Growth and Tax Relief Reconciliation Act of 2001, or EGTRRA, increased the size of estates exempt from the federal estate tax and phases in additional increases between 2002 and 2009. EGTRRA also phases in reductions in the federal estate tax rate between 2002 and 2009 and repeals the federal estate tax entirely in 2010. Under EGTRRA, the federal estate tax will be reinstated, without the increased exemption or reduced rate, in 2011 and thereafter. However, President Bush and members of Congress have expressed a desire to modify the current legislation, which could result in additional increases in the size of estates exempt from the federal estate tax, further reductions in the federal estate tax rate or a permanent repeal of the federal estate tax. In that regard, on April 13, 2005, the House of Representatives passed a bill that would permanently extend the estate tax repeal after it expires in 2010 under EGTRRA, while maintaining the current phase-out schedule. The bill, or other related legislation, is expected to be considered in the Senate in due course. As enacted, EGTRRA has had a modest negative impact on our revenue from the sale of estate planning services and products including certain life insurance products that are often used to fund estate tax obligations and could have a further negative impact in the future. The pending bill, if enacted in its current form, or any additional increases in the size of estates exempt from the federal estate tax, further reductions in the federal estate tax rate or other legislation to permanently repeal the federal estate tax, could have a material adverse effect on our revenue. There can be no assurance that the pending bill will not be enacted in its current form or, alternatively, that other legislation will not be enacted that would have a further negative impact on our revenue.

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

Employees

As of December 31, 2005, we had approximately 2,432 employees. We believe that our relations with our employees are satisfactory. None of our employees is represented by a union.

Item 1A. Risk Factors

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

We may be adversely affected if the firms we acquire do not perform as expected.

Even if we are successful in acquiring firms, we may be adversely affected if the acquired firms do not perform as expected. The firms we acquire may perform below expectations after the acquisition for various reasons, including legislative or regulatory changes that affect the products in which a firm specializes, the loss of key clients after the acquisition closed, general economic factors that impact a firm in a direct way and the cultural incompatibility of an acquired firm’s management team with us. The failure of firms to perform as expected at the time of acquisition may have an adverse effect on our internal earnings and revenue growth rates, and may result in impairment charges and/or generate losses or charges to NFP’s earnings if the firms are disposed. As of December 31, 2005, out of a total of 192 acquisitions, we have disposed of 13 firms and restructured our relationship with the principals of another 18 firms due to these factors.

Competition in our industry is intense and, if we are unable to compete effectively, we may lose clients and our financial results may be negatively affected.

The business of providing financial services to high net worth individuals and growing entrepreneurial companies is highly competitive and we expect competition to intensify. Our firms face competition in all aspects of their business, including life insurance, wealth transfer and estate planning, corporate and executive benefits, and financial planning and investment advisory services. See “Business—Competition” for a listing of some of our more prominent competitors. Our firms compete for clients on the basis of reputation, client service, program and product offerings and their ability to tailor products and services to meet the specific needs of a client.

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

Our competitors in the insurance, wealth transfer and estate planning business include individual insurance carrier sponsored producer groups, captive distribution systems of insurance companies, broker-dealers and banks. In addition, we also compete with independent insurance intermediaries, boutique broker-general agents and local distributors, including M Financial Group and The BISYS Group, Inc. In the employee benefits sector, we face competition from both national and regional groups. Our national competitors include Marsh & McLennan Companies, Inc., Aon Corporation, Hilb, Rogal and Hamilton Company, Arthur J. Gallagher & Co., U.S.I. Holdings Corp., Clark Consulting, Inc., Brown & Brown, Inc. and Willis Group Holdings Limited. Our

regional competitors include local brokerage firms and regional banks, consulting firms, third-party administrators, producer groups and insurance companies. In the financial planning and investment advisory business, we compete with a large number of investment management and investment advisory firms. Our competitors include global and domestic investment management companies, commercial banks, brokerage firms, insurance companies, independent financial planners and other financial institutions.

Our operating strategy and structure may make it difficult to respond quickly to regulatory, operational or financial problems and to grow our business, which could negatively affect our financial results.

We operate through firms that report their results to our corporate headquarters on a monthly basis. We have implemented cash management and management information systems that allow us to monitor the overall performance and financial activities of our firms. However, if our firms delay either reporting results or informing corporate headquarters of a negative business development such as the possible loss of an important client or relationship with a financial services products manufacturer or a threatened professional liability or other claim or regulatory inquiry or other action, we may not be able to take action to remedy the situation on a timely basis. This in turn could have a negative effect on our financial results. In addition, if one of our firms were to report inaccurate financial information, we might not learn of the inaccuracies on a timely basis and be able to take corrective measures promptly, which could negatively affect our ability to report our financial results.

In addition, due in part to our management approach, we may have difficulty helping our firms grow their business. Our failure to facilitate internal growth, cross-selling and other growth initiatives among our firms may negatively impact our earnings or revenue growth.

Our dependence on the principals of our firms may limit our ability to effectively manage our business.

Most of our acquisitions result in the acquired business becoming our wholly owned subsidiary. The principals enter into management agreements pursuant to which they continue to manage the acquired business. The principals retain responsibility for day-to-day operations of the acquired business for an initial five-year term, renewable annually thereafter by the principals and/or certain entities they own, subject to termination for cause and supervisory oversight as required by applicable securities and insurance laws and regulations and the terms of our management agreements. The principals are responsible for ordinary course operational decisions, including personnel, culture and office location, subject to the oversight of the board of directors of the acquired business. Non-ordinary course transactions require the unanimous consent of the board of directors of the acquired business, which always includes a representative of our management. The principals also maintain the primary relationship with clients and, in some cases, vendors. Although we maintain internal controls that allow us to oversee our nationwide operations, this operating structure exposes us to the risk of losses resulting from day-to-day decisions of the principals. Unsatisfactory performance by these principals could hinder our ability to grow and could have a material adverse effect on our business and the value of our common stock.

Elimination or modification of the federal estate tax could adversely affect revenue from our life insurance, wealth transfer and estate planning businesses.

Legislation enacted in the spring of 2001 under EGTRRA increased the size of estates exempt from the federal estate tax and phases in additional increases between 2002 and 2009. EGTRRA also phases in reductions in the federal estate tax rate between 2002 and 2009 and repeals the federal estate tax entirely in 2010. Under EGTRRA, the federal estate tax will be reinstated, without the increased exemption or reduced rate, in 2011 and thereafter. However, President Bush and members of Congress have expressed a desire to modify the current legislation, which could result in additional increases in the size of estates exempt from the federal estate tax, further reductions in the federal estate tax rate or a permanent repeal of the federal estate tax. In that regard, on April 13, 2005, the House of Representatives passed a bill that would permanently extend the estate tax repeal after it expires in 2010 under EGTRRA, while maintaining the current phase-out schedule. The bill, or other related legislation, is expected to be considered in the Senate in due course. As enacted, EGTRRA has had a modest negative impact on our revenue from the sale of estate planning services and products including certain life insurance products that are often used to fund estate tax obligations and could have a further negative impact in the future. The pending bill, if enacted in its current form, or any additional increases in the size of estates exempt from the federal estate tax, further reductions in the federal estate tax rate or other legislation to permanently repeal the federal estate tax, could have a material adverse effect on our revenue. There can be no assurance that the pending bill will not be enacted in its current form or, alternatively, that other legislation will not be enacted that would have a further negative impact on our revenue.

A change in the tax treatment of life insurance products we sell or a determination that these products are not life insurance contracts for federal tax purposes could reduce the demand for these products, which may reduce our revenue.

The market for many life insurance products we sell is based in large part on the favorable tax treatment, including the tax-free build up of cash values, that these products receive relative to other investment alternatives. A change in the tax treatment of the life insurance products we sell or a determination by the IRS, that certain of these products are not life insurance contracts for federal tax purposes could remove many of the tax advantages policyholders seek in these policies. In addition, the IRS from time to time releases guidance on the tax treatment of products we sell. If the provisions of the tax code change or new federal tax regulations and IRS rulings and releases are issued in a manner that would make it more difficult for holders of these insurance contracts to qualify for favorable tax treatment or subject holders to special tax reporting requirements, the demand for the life insurance contracts we sell could decrease, which may reduce our revenue and negatively affect our business.

Under current law, both death benefits and accrual of cash value under a life insurance contract are treated favorably for federal income tax purposes. However, changes in federal legislation could diminish such favorable treatment. From time to time, legislation has been proposed that could negatively impact the use of charitable giving of life insurance benefits. For example, a proposal in the Administration’s Fiscal Year 2006 Budget that would apply an excise tax to amounts received under certain life insurance contracts to which a charity and a person other than the charity have had an interest has been included in a tax cut reconciliation bill passed by the United States Senate. With certain unidentified exceptions, this proposal would impose a nondeductible 25% excise tax on death benefits, dividends, withdrawals, loans or surrenders under a life insurance contract entered into after February 7, 2005 if (1) a charity has ever had a direct or indirect ownership in the contract and (2) a person other than a charity has ever had a direct or indirect interest in the same contract (including an interest in an entity holding an interest in that contract). This proposal or any other similarly focused legislative proposal, particularly if enacted, could adversely impact, among other things, the appetite of clients to employ and the utility of insurance strategies involving charitable giving of life insurance policy benefits when the policy is or has been owned by someone other than the charity, and our revenue from the sale of policies pursuant to such strategies could materially decline.

On October 22, 2004, President Bush signed into law H.R. 4520, the “American Jobs Creation Act of 2004,” which included provisions affecting deferred compensation arrangements for taxable and tax-exempt employers. The legislation created new Section 409A of the Internal Revenue Code which applies to voluntary deferred compensation arrangements, supplemental executive retirement plans, stock appreciation rights and certain other arrangements which have the effect of deferring compensation. Section 409A generally applies to compensation deferrals made after December 31, 2004. Among other things, Section 409A modifies the times at which distributions are permitted from nonqualified deferred compensation arrangements and will require that elections to defer compensation be made earlier than is current practice for many plans. Certain of our firms sell deferred compensation plans and many of these plans will have to be modified in accordance with these new rules prior to December 31, 2006. Because of the time and effort required to come into compliance with the new rules, our revenue may be reduced during this transition period. We cannot predict the long-term impact that the new rules will have on us.

Changes in the pricing, design or underwriting of insurance products could adversely affect our revenues.

Adverse developments in the insurance markets in which we operate could lead to changes in the pricing design or underwriting of insurance products that result in these products becoming less attractive to our customers. For example, we believe that changes in the reinsurance market that make it more difficult for insurance carriers to obtain reinsurance coverage for life insurance, including certain types of financed life insurance transactions, have caused some insurance carriers to become more conservative in their underwriting, and to change the design and pricing of universal life policies, which may have reduced their attractiveness to customers. Regulatory developments also could impact product design and the attractiveness of certain products. For example, the Office of the General Counsel of the New York Insurance Department recently issued an opinion on certain financed life insurance transactions that could lead to changes in the design and demand for financed life insurance products generally. Any developments that reduce the attractiveness of insurance-related products could result in fewer sales of those products and adversely affect our revenues.

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

We cannot predict the timing or extent of future changes in commission rates or premiums. As a result, we cannot predict the effect that any of these changes will have on our operations. These changes may result in revenue decreases for us. Revenue decreases may adversely affect our results of operations for the periods in which they occur.

While we do not believe we have experienced any significant revenue reductions in the aggregate in our business to date due to the following occurrences, we are aware of several instances in the last three years of insurance underwriters reducing commission payments on certain life insurance and employee benefits products.

Our business is subject to risks related to litigation and regulatory actions.

From time to time, we are subject to lawsuits and other claims arising out of our business operations, including actions relating to the suitability of insurance and financial services products we sold to customers and complaints arising out of industry-wide scrutiny of contingent commissions practices. The outcome of these actions cannot be predicted, and no assurance can be given that such litigation or actions would not have a material adverse effect on our results of operations and financial condition.

Recently, the insurance industry has been subject to a significant level of scrutiny by various regulatory bodies, including state attorneys general and insurance departments, concerning certain practices within the insurance industry. These practices include, without limitation, the receipt of contingent commissions by insurance brokers and agents from insurance companies and the extent to which such compensation has been disclosed, bid rigging and related matters. As a result of these and related matters, including actions taken by the New York Attorney General’s office beginning in April 2004, there have been a number of recent revisions to existing, or proposals to modify or enact new, laws and regulations regarding insurance agents and brokers. These actions have imposed or could impose additional obligations on us with respect to the insurance and other financial products we market. Any changes or further requirements that are adopted by the federal government or the states where we market insurance could adversely affect our revenue and financial results.

During 2004, several of our firms received subpoenas and other informational requests from governmental authorities, including the New York Attorney General’s Office, seeking information regarding compensation arrangements, any evidence of bid rigging and related matters. We have cooperated and will continue to cooperate fully with all governmental agencies.

In addition, in March 2006, we received a subpoena from the New York Attorney General’s Office seeking information regarding life settlement transactions. One of our subsidiaries received a subpoena seeking the same information. We intend to cooperate fully with the Attorney General’s investigation. The investigation, however, is ongoing and we are unable to predict the investigation’s outcome.

We cannot predict the effect that any current or future regulatory activity, investigations or litigation will have on our business. Given the current regulatory environment and the number of our subsidiaries operating in local markets throughout the country, it is possible that we will become subject to further governmental inquiries and subpoenas and have lawsuits filed against us. Our involvement in any investigations and lawsuits would cause us to incur additional legal and other costs and, if we were found to have violated any laws, we could be required to pay fines, damages and other costs, perhaps in material amounts. We could also be materially adversely affected by the negative publicity for the insurance brokerage and life settlements industries related to these proceedings, and by any new industry-wide regulations or practices that may result from these proceedings. For example, in 2005, management believes approximately 6 to 8% of our total revenues were derived from fees earned on the settlement of life insurance policies into the secondary market. Should new regulations or practices that adversely affect the life settlement industry be instituted, our revenues could be adversely impacted. We, however, are unable to quantify the adverse effect any such regulations or practices could have on our revenues and business. In addition, a portion of our earnings is derived from commissions and other payments from manufacturers of financial services products that are based on the volume, persistency and profitability of business generated by us. If we were required to or chose to end these arrangements, our revenue and results of operations could be adversely affected. Our ultimate liability, if any, in connection with these matters and any possible future such matters is uncertain and subject to contingencies that are not yet known.

In addition, legislative, legal, and regulatory developments concerning financial services products we provide may negatively affect our business and financial results. Continuing investigations and proceedings regarding late trading and market timing in connection with mutual funds and variable insurance products could result in new industry-wide legislation, rules or regulations that could significantly affect distributors of financial services products such as ourselves. Similar to certain mutual fund and insurance companies and other broker-dealers, NFPSI has been contacted by the National Association of Securities Dealers, or NASD, and requested to provide information relating to market timing and late trading. NFPSI is cooperating with the regulatory authorities. Although we are not aware of any systemic problems with respect to market timing and late trading that would have a material adverse effect on our consolidated financial position, we cannot predict the course that the existing inquiries and areas of focus may take or the impact that any new laws, rules or regulations may have on our business and financial results.

Our revenue and earnings may be affected by fluctuations in interest rates, stock prices and general economic conditions.

General economic and market factors, such as changes in interest rates or declines or significant volatility in the securities markets, can affect our commission and fee income. These factors can affect the volume of new sales and the extent to which clients keep their policies in force year after year or maintain funds in accounts we manage. Equity returns and interest rates can have a significant effect on the sale of many employee benefit programs whether they are financed by life insurance or other financial instruments. For example, if interest rates increase, competing products offering higher returns could become more attractive to potential purchasers than the programs and policies we market and distribute. A portion of our recent sales of life insurance products includes sales of financed life insurance products. If interest rates rise, the availability or attractiveness of such financing may decrease, which may reduce our new sales of life insurance products. Further, a decrease in stock prices can have a significant effect on the sale of financial services products that are linked to the stock market, such as variable life insurance, variable annuities, mutual funds and managed accounts. In addition, a portion of our earnings is derived from fees, typically based on a percentage of assets under management, for our firms offering financial advice and related services to clients. Further, our firms earn recurring commission revenue on certain products over a period after the initial sale, provided the customer retains the product. These factors may lead customers to surrender or terminate their products, ending these recurring revenues. A portion of our earnings is derived from commissions and override payments from manufacturers of financial services products that are based on the volume, persistency and profitability of business generated by us. If investors were to seek alternatives to our firms’ financial planning advice and services or to our firms’ insurance products and services, it could have a negative impact on our revenue. We cannot guarantee that we will be able to compete with alternative products if these market forces make our firms’ products and services unattractive to clients. Finally, adverse general economic conditions may cause potential customers to defer or forgo the purchase of products that our firms sell, for example, to invest more defensively or to surrender products to increase personal cash flow. General economic and market factors may also slow the rate of growth, or lead to a decrease in the size, of the high net worth market and the number of small and medium-size corporations. For example, the size of the high net worth market decreased in 2001 and 2002, in part due to these factors, including in particular the decline in the equity markets. Further, assets under management in the independent distribution channel for financial services products declined in 2002 as a result of the same factors.

If we are required to write down goodwill and other intangible assets, our financial condition and results would be negatively affected.

When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. As of December 31, 2005, goodwill of $357.4 million, net of accumulated amortization of $12.7 million, represented 54.2% of our total stockholders’ equity. As of December 31, 2005, other intangible assets, including book of business, management contracts, institutional customer relationships and trade name, of $341.0 million, net of accumulated amortization of $87.6 million, represented 51.7% of our total stockholders’ equity.

On January 1, 2002, we adopted Statement of Financial Standards, or SFAS, No. 142 which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill and intangible assets deemed to have indefinite lives no longer be amortized but instead be tested for impairment at least annually (or more frequently if impairment indicators arise). Other intangible assets will continue to be amortized over their useful lives. In accordance with SFAS No. 142, we recognized an impairment loss on goodwill and identifiable intangible assets not subject to amortization of $0.8 million, $5.7 million, $2.4 million, and $3.1 for the years ended December 31, 2002, 2003, 2004 and 2005, respectively.

On January 1, 2002, we adopted SFAS No. 144. In accordance with SFAS No. 144, long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We recognized an impairment loss on identifiable intangible assets subject to amortization of $1.0 million, $4.2 million, $2.4 million and $5.0 million for the years ended December 31, 2002, 2003, 2004 and 2005, respectively.

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

Our firms located in New York produced approximately 13.9%, 13.5%, 12.2% and 9.2% of our revenue for the years ended December 31, 2002, 2003, 2004 and 2005, respectively. Our firms located in Florida produced approximately 13.4%, 14.0%, 15.4% and 19.2% of our revenue for the years ended December 31, 2002, 2003, 2004 and 2005, respectively. Our firms located in California produced approximately 13.3%, 11.9%, 11.3% and 9.6% of our revenue for the years ended December 31, 2002, 2003, 2004 and 2005, respectively. The concentration of revenue in New York and California decreased from the year ended December 31, 2002 to the year ended December 31, 2005 due primarily to the acquisition of firms located in other states. The concentration of revenue in Florida increased due to the acquisition of several Florida-based firms and the growth of certain of our firms located in Florida.

Because our business is concentrated in these three states, the occurrence of adverse economic conditions or an adverse regulatory climate in any of these states could negatively affect our financial results more than would be the case if our business were more geographically diversified. A weakening economic environment in any state or region could result in a decrease in employment or wages that may reduce the demand for employee benefit products in that state or region. Reductions in personal income could reduce individuals’ demand for various financial products in that state or region. Between 2000 and 2002, one of our firms involved in employee and executive benefits experienced decline in revenue due to reductions in employment in the financial services sectors in New York.

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

We have errors and omissions insurance coverage to protect us against the risk of liability resulting from alleged and actual errors and omissions. Recently, prices for this insurance have increased and coverage terms have become far more restrictive because of reduced insurer capacity in the marketplace. While we endeavor to purchase coverage that is appropriate to our assessment of our risk, we are unable to predict with certainty the frequency, nature or magnitude of claims for direct or consequential damages.

Since our inception, we have successfully resolved by settlement or favorable disposition in litigation or arbitration approximately 72 errors and omissions claims against different acquired firms. Each claim was covered by liability insurance. Approximately 36 errors and omissions claims are currently pending against different acquired firms. We believe there is liability insurance coverage available for most of these claims. Although management does not believe that these claims, either individually or in the aggregate, will materially impact our business, financial condition or results of operations, there can be no assurance that we will successfully dispose of or settle these claims or that insurance coverage will be available or adequate to pay the amounts of any award or settlement.

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

In our executive benefits business, we have designed and implemented supplemental executive retirement plans that use split dollar life insurance as a funding source. Split dollar life insurance policies are arrangements in which premiums, ownership rights and death benefits are generally split between an employer and an employee. The employer pays either the entire premium or the portion of each year’s premium that at least equals the increase in cash value of the policy. Split dollar life insurance has traditionally been used because of its federal tax advantages. However, in recent years, the IRS has adopted regulations relating to the tax treatment of some types of these life insurance arrangements, including regulations that treat premiums paid by an employer in connection with split dollar life insurance arrangements as compensation or loans for federal income tax purposes. In addition, the Sarbanes-Oxley Act may affect these arrangements. Specifically, the Sarbanes-Oxley Act includes a provision that prohibits most loans from a public company to its directors or executives. Because a split dollar life insurance arrangement between a public company and its directors or executives could be viewed as a personal loan, we will face a reduction in sales of split dollar life insurance policies to our clients that are subject to the Sarbanes-Oxley Act. Moreover, members of Congress have proposed, from time to time, other laws reducing the tax incentive of, or otherwise impacting, these arrangements. As a result, our supplemental executive retirement plans that use split dollar life insurance have become less attractive to some of our firms’ customers, which could result in lower revenue to us, and, in recent years we have seen a reduction in sales of split dollar life insurance policies to our clients.

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

We typically advance management fees monthly to principals and/or certain entities they own. We set each principal’s and/or such entity’s management fee amount after estimating how much operating cash flow the firm that the principal and/or such entity manages will produce. If the firm produces less operating cash flow than what we estimated, an overadvance may occur, which may negatively affect our financial condition and results. Further, since contractually we are unable to unilaterally adjust payments to the principals and/or certain entities they own until after a three, six or nine-month calculation period depending on the firms, we may not be able to promptly take corrective measures, such as adjusting the monthly management fee lower or requiring the principal and/or such entity to repay the overadvance within a limited time period. In addition, if a principal and/or certain entities they own fail to repay an overadvance in a timely manner and any security we receive from the principal and/or such entities for the overadvance is insufficient, our financial condition and results may be negatively affected, which could negatively affect our results of operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is located at 787 Seventh Avenue, 11th Floor, New York, NY 10019, where we lease approximately 35,200 square feet of space. Our subsidiaries NFPSI and NFPISI lease approximately 54,900 square feet of space in Austin, Texas. Additionally, our firms lease properties for use as offices throughout the United States. We believe that our existing properties are adequate for the current operating requirements of our business and that additional space will be available as needed.

Item 3. Legal Proceedings.

In the ordinary course of business, we are involved in lawsuits and other claims. Management considers these lawsuits and claims to be without merit and we intend to defend them vigorously. Management believes that the resolution of these lawsuits or claims will not have a material adverse impact on our consolidated financial position. In addition, the sellers of firms that we acquire typically indemnify us for loss or liability resulting from acts or omissions occurring prior to the acquisition, whether or not the sellers were aware of these acts or omissions. Several of the existing lawsuits and claims have triggered these indemnity obligations.

During 2004, several of our firms received subpoenas and other informational requests from governmental authorities, including the New York Attorney General’s Office, seeking information regarding compensation arrangements, any evidence of bid rigging and related matters. We have cooperated and will continue to cooperate fully with all governmental agencies.

In March 2006, we received a subpoena from the New York Attorney General’s Office seeking information regarding life settlement transactions. One of our subsidiaries received a subpoena seeking the same information. We intend to cooperate fully with the Attorney General’s investigation. The investigation, however, is ongoing and we are unable to predict the investigation’s outcome.

We cannot predict at this time the effect that any current or future regulatory activity, investigations or litigation will have on our business. Given the current regulatory environment and the number of our subsidiaries operating in local markets throughout the country, it is possible that we will become subject to further governmental inquiries and subpoenas and have lawsuits filed against us. Our ultimate liability, if any, in connection with these matters and any possible future such matters is uncertain and subject to contingencies that are not yet known.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of 2005.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our shares of common stock have been traded on the NYSE under the symbol “NFP” since our initial public offering in September 2003. Prior to that time, there was no public market for our common stock.

On February 28, 2006, the last reported sales price of the common stock was $58.85 per share, as reported on the NYSE. As of February 28, 2006, there were 707 common stockholders of record. These figures do not include stockholders with shares held under beneficial ownership in nominee name, which are estimated to be in excess of 18,000.

The following table sets forth the high and low intraday prices of our common stock for the periods indicated as reported on the NYSE:

2004	High	Low	Dividends
First Quarter	$33.99	$27.14	$0.10
Second Quarter	$36.27	$29.12	$0.10
Third Quarter	$37.37	$31.45	$0.10
Fourth Quarter	$39.44	$22.47	$0.12

2005	High	Low	Dividends
First Quarter	$42.88	$34.94	$0.12
Second Quarter	$43.90	$36.20	$0.12
Third Quarter	$46.45	$38.15	$0.12
Fourth Quarter	$53.69	$41.45	$0.15

On February 15, 2006, our Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock. The dividend will be payable on April 7, 2006, to stockholders of record at the close of business on March 17, 2006. We currently expect to continue to pay quarterly cash dividends on our common stock. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including our financial condition, earnings, legal requirements and other factors as the board of directors deems relevant.

The information set forth under the caption “Equity Compensation Plan Information” in our definitive proxy statement for its 2006 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

On August 23, 2005, in connection with a secondary public offering by certain of our stockholders of approximately 7.4 million shares of common stock, stock options for 961,969 shares were exercised resulting in cash proceeds to us of $9.8 million.

Recent Sales of Unregistered Securities

Since January 1, 2005 and through December 31, 2005, we have issued the following securities:

We have issued 1,188,083 shares of our common stock with a value of approximately $46.1 million to principals in connection with the acquisition of firms. We have also granted principals of our firms 197,167 shares of our common stock with a value of approximately $7.1 million in connection with contingent consideration.

Since January 1, 2006 and through March 8, 2006, we have issued the following securities:

We have issued approximately 355,417 shares of our common stock with a value of approximately $18.5 million to principals in connection with the acquisition of firms. We anticipate issuing approximately 47,000 shares of our common stock with a value of approximately $2.7 million in connection with a definitive agreement in place to acquire a firm.

The issuances of common stock described above were made in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder, for transactions by an issuer not involving a public offering. We did not offer or sell the securities by any form of general solicitation or general advertising, informed each purchaser that the securities had not been registered under the Securities Act and were subject to restrictions on transfer, and made offers only to “accredited investors” within the meaning of Rule 501 of Regulation D and a limited number of sophisticated investors, each of whom we believed had the knowledge and experience in financial and business matters to evaluate the merits and risks of an investment in the securities and had access to the kind of information registration would provide.

Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased under the Plans
	(in thousands)
January 1, 2005–January 31, 2005	115,803	(a)	$38.03	—	—
February 1, 2005–February 28, 2005	—		—	—	—
March 1, 2005–March 31, 2005	—		—	—	—
April 1, 2005–April 30, 2005	56,672	(b)	40.05	—	—
May 1, 2005–May 31, 2005	34,354	(c)	40.40	—	—
June 1, 2005–June 30, 2005	25,065	(d)	38.11	—	—
July 1, 2005–July 31, 2005	—		—	—	—
August 1, 2005–August 31, 2005	—		—	—	—
September 1, 2005–September 30, 2005	8,705	(e)	43.08	—	—
October 1, 2005–October 31, 2005	—		—	—	—
November 1, 2005–November 30, 2005	—		—	—	—
December 1, 2005–December 31, 2005	91,248	(f)	50.09	—	—

Total	331,847		$42.08	—	—

(a)	115,803 shares were reacquired related to the restructuring of a transaction. No gain or loss was recorded on this transaction.
(b)	30,276 shares were reacquired to satisfy outstanding promissory notes and receivables. No gain or loss was recorded on these transactions. 26,396 shares were reacquired related to the disposition of two firms. A loss of approximately $0.3 million was recorded in the Consolidated Statement of Income.
(c)	18,160 shares were reacquired to satisfy outstanding promissory notes and receivables. 16,194 shares were reacquired relating to the restructuring of a transaction and to satisfy outstanding promissory notes. No gain or loss was recorded on these transactions.
(d)	25,065 shares were reacquired relating to the restructuring of a transaction. No gain or loss was recorded on this transaction.
(e)	8,705 shares were reacquired relating to the restructuring of a transaction. No gain or loss was recorded on this transaction.
(f)	91,248 shares were reacquired relating to the disposition of two firms and the restructuring of a transaction. A gain of approximately $1.2 million was recorded in the Consolidated Statement of Income relating to these two dispositions. No gain or loss was recorded on the restructured transaction.

Item 6. Selected Financial Data

You should read the selected consolidated financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and the related notes included elsewhere in this report. We derived the following selected financial information as of December 31, 2004 and 2005 and for each of the three years in the period ended December 31, 2005 from our audited consolidated financial statements and the related notes included elsewhere in this report. We derived the selected financial information as of December 31, 2001, 2002 and 2003 and for each of the two years in the period ended December 31, 2002 from our audited consolidated financial statements and the related notes not included elsewhere in this report.

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

	For the years ended December 31,
	2001	2002	2003	2004	2005
	(in thousands, except per share amounts)
Statement of Operations Data:
Revenue:
Commissions and fees	$268,164	$348,172	$464,426	$639,472	$891,446
Cost of services:
Commissions and fees	67,539	91,848	111,625	163,781	247,810
Operating expenses	89,389	115,286	150,280	190,192	259,859
Management fees	49,834	65,602	94,372	145,073	208,613

Total cost of services (excludes items shown separately below)	206,762	272,736	356,277	499,046	716,282

Gross margin	61,402	75,436	108,149	140,426	175,164
Corporate and other expenses:
General and administrative (excludes stock-based compensation)	20,916	20,676	26,262	35,409	41,258
Stock-based compensation	19,967	9,866	199	1,440	4,505
Amortization(a)	15,476	13,321	16,461	19,550	23,709
Impairment of goodwill and intangible assets(a)	4,394	1,822	9,932	4,791	8,057
Depreciation	2,836	3,106	4,748	6,658	7,815
(Gain) loss on sale of businesses	(738)	339	1,754	(145)	(6,298)

Total corporate and other expenses	62,851	49,130	59,356	67,703	79,046

Income (loss) from operations	(1,449)	26,306	48,793	72,723	96,118
Interest and other income	1,151	1,862	1,626	2,166	6,426
Interest and other expense	(3,523)	(3,438)	(3,580)	(2,782)	(5,531)

Net interest and other	(2,372)	(1,576)	(1,954)	(616)	895

Income (loss) before income taxes	(3,821)	24,730	46,839	72,107	97,013
Income tax expense	1,921	13,137	23,338	31,965	40,831

Net income (loss)	$(5,742)	$11,593	$23,501	$40,142	$56,182

Earnings (loss) per share—basic	$(0.24)	$0.45	$0.81	$1.19	$1.57

Earnings (loss) per share—diluted	$(0.24)	$0.40	$0.74	$1.10	$1.48

Weighted average shares outstanding—basic	24,162	25,764	29,021	33,688	35,679

Weighted average shares outstanding—diluted	24,162	28,775	31,725	36,640	38,036

Dividends declared per common share	$—	$—	$0.10	$0.42	$0.51

	As of December 31,
	2001	2002	2003	2004	2005
	(in thousands)
Statement of Financial Condition Data:
Cash and cash equivalents	$35,394	$31,814	$71,244	$83,103	$105,761
Intangibles, net(a)	179,312	205,101	232,665	273,207	340,969
Goodwill, net(a)	151,550	184,507	218,002	281,212	357,353
Total assets	472,781	541,246	671,555	826,460	1,046,638
Borrowings(b)	35,337	39,450	—	—	40,000
Redeemable common stock(c)	273	—	—	—	—
Total stockholders’ equity	249,503	288,099	465,272	546,272	659,685

	For the years ended December 31,
	2001	2002	2003	2004	2005
Other Data (unaudited):
Internal revenue growth(d)	15%	5%	14%	16%	22%
Total NFP-owned firms (at period end)	88	111	130	144	160
Number of representatives in broker-dealer (at period end)(e)	729	915	1,125	1,298	1,399

(a)	We adopted SFAS No. 142 on January 1, 2002. Under SFAS No. 142, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives (but with no maximum life). Goodwill amortization was $5.5 million in 2001. In accordance with SFAS No. 142, we recognized an impairment loss on goodwill and identifiable intangible assets not subject to amortization of $0.8 million in 2002, $5.7 million in 2003, $2.4 million in 2004 and 3.1 million in 2005. Prior to the adoption of SFAS No. 142, we accounted for long-lived assets in accordance with SFAS No. 121. For the year ended December 31, 2001, we recorded an impairment loss on goodwill of $2.1 million.

We adopted SFAS No. 144 on January 1, 2002. In accordance with SFAS No. 144, long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We recognized an impairment loss on identifiable intangible assets subject to amortization of $1.0 million in 2002, $4.2 million in 2003, $2.4 million in 2004 and $5.0 million in 2005. Prior to the adoption of SFAS No. 144, we accounted for long-lived assets in accordance with SFAS No. 121. For the year ended December 31, 2001, we recorded an impairment loss on intangibles subject to amortization of $2.3 million.

(b)	Our borrowings are made under a bank line that is structured as a revolving credit facility and is due on June 15, 2008, unless we elect to convert the credit facility to a term loan, in which case it will amortize over one year, with a principal payment due on December 15, 2008 and with a final maturity on June 15, 2009. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Borrowings.”
(c)	Reflects our obligations under put options relating to shares of our common stock and is not included in total stockholders’ equity.
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

Executive Overview

We are a leading independent distributor of financial services products primarily to high net worth individuals and growing entrepreneurial companies. Founded in 1998, and commencing operations on January 1, 1999, we have grown internally and through acquisitions and, as of December 31, 2005, operate a national distribution network with over 1,900 producers in 41 states and Puerto Rico operating through 160 owned firms and over 210 affiliated third-party distributors. We acquired 24, 19 and 26 firms in 2003, 2004 and 2005, respectively. Our operating results have improved from a net loss of $(5.7) million in 2001 to net income of $56.2 million in 2005. As a result of new acquisitions and the growth of previously acquired firms, total revenues have grown from $268.2 million in 2001 to $891.4 million of revenue in 2005, a compound annual growth rate over 35%.

Our firms earn revenue that consists primarily of commissions and fees earned from the sale of financial products and services to their clients and incur commission and fee expense and operating expense in the course of earning revenue. We pay management fees to non-employee principals of our firms based on the financial performance of each respective firm. We refer to revenue earned by our firms minus the expenses of our firms, including management fees, as gross margin. We exclude amortization and depreciation and stock-based compensation from gross margin. These amounts are included in amounts disclosed separately as part of “Corporate and other expenses”. Management uses gross margin as a measure of the performance of the firms that we have acquired. Through acquisitions and internal growth, gross margin has grown from $61.4 million in 2001 to $175.1 million in 2005.

Our gross margin is offset by expenses that we incur at the corporate level, including corporate and other expenses. Corporate and other expenses have grown from $62.9 million in 2001 to $79.0 million in 2005. Corporate and other expenses include general and administrative expenses, which are the operating expenses of our corporate headquarters. General and administrative expenses have grown from $20.9 million in 2001 to $41.2 million in 2005. General and administrative expenses as a percent of revenue declined from 7.8% in 2001 to 4.6% in 2005.

Many external factors affect our revenues and profitability, including economic and market conditions, legislative and regulatory developments and competition. Because many of these factors are unpredictable and generally beyond our control, our revenues and earnings may fluctuate from year to year and quarter to quarter. In 2005, our revenues and net income benefited from strong sales of financed life insurance products. Management believes that such sales were driven by premium financing opportunities that may be diminished in the future.

Acquisitions

Under our typical acquisition structure, we acquire 100% of the equity of independent financial services products distribution businesses on terms that are relatively standard across our acquisitions. To determine our acquisition price, our management first estimates the annual operating cash flow of the business to be acquired based on current levels of revenue and expense. For this purpose, we define operating cash flow as cash revenue of the business less cash and non-cash expenses, other than amortization, depreciation and compensation to the business’s owners or individuals who subsequently become principals. We refer to this estimated annual operating cash flow as “target earnings.” Our acquisition price is a multiple (generally in a range of five to six times) of a portion of the target earnings, which we refer to as “base earnings.” Base earnings averaged 48% of target earnings for all firms owned at December 31, 2005. In determining base earnings, management focuses on the recurring revenue of the business. Recurring revenue refers to revenue from sales previously made (such as renewal commissions on insurance products, commissions and administrative fees for ongoing benefit plans and mutual fund trail commissions) and fees for assets under management.

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

Substantially all of our acquisitions have been paid for with a combination of cash and our common stock, valued at its then fair market value. We require our principals to take typically at least 30% of the total acquisition price in our common stock; however, through December 31, 2005, principals have taken on average approximately 41% of the total acquisition price in our common stock. The following table shows acquisition activity (including sub-acquisitions) in the following periods:

	For the years ended December 31,
	2003	2004	2005
	(in thousands, except number of acquisitions closed)
Number of acquisitions closed	24	19	26
Consideration:
Cash	$50,658	$63,027	$110,552
Common stock	23,515	35,595	46,089
Other(a)	2,004	558	5,632

	$76,177	$99,180	$162,273

(a)	Consists principally of the assumption of debt and capitalized acquisition costs.

Although management believes that we will continue to have opportunities to complete a similar number of acquisitions as we have had in the past three years, there can be no assurance that we will be successful in identifying and completing acquisitions: During 2005, we have completed a number of large acquisitions during comparable time periods in the future. See “Risk Factors—Risks Relating to Our Company—We may be unsuccessful in acquiring suitable acquisition candidates, which could adversely affect our growth.” Any change in our financial condition or in the environment of the markets in which we operate could impact our ability to source and complete acquisitions.

Revenue

We generate revenue primarily from the following sources:

•	Life insurance commissions and estate planning fees. Insurance and annuity commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. First-year commissions are calculated as a percentage of the first twelve months’ premium on the policy and earned in the year that the policy is originated. In many cases, our firms receive renewal commissions for a period following the first year, if the policy remains in force. Some of our firms receive fees for the settlement of life insurance policies. These fees are generally based on a percentage of the settlement proceeds. Our firms also earn fees for developing estate plans. Revenues from life insurance activities also include amounts received by our life brokerage entities, including our life settlements brokerage entity, that assist non-affiliated producers with the placement of life insurance.

•	Corporate and executive benefits commissions and fees. Our firms earn commissions on the sale of insurance policies written for benefit programs. The commissions are paid each year as long as the client continues to use the product and maintain its broker of record relationship with the firm. Our firms also earn fees for the development and implementation of corporate and executive benefit programs as well as fees for the duration that these programs are administered. Asset-based fees are also earned for administrative services or consulting related to certain benefits plans.

•	Financial planning and investment advisory fees and securities commissions. Our firms earn commissions related to the sale of securities and certain investment-related insurance products as well as fees for offering financial advice and related services. These fees are based on a percentage of assets under management and are generally paid quarterly. In a few cases, incentive fees are earned based on the performance of the assets under management. Some of our firms charge flat fees for the development of a financial plan or a flat fee annually for advising clients on asset allocation.

Some of our firms also earn additional compensation in the form of incentive and marketing support revenue from manufacturers of financial services products, based on the volume, persistency and profitability of business generated by us from these three sources. These forms of payments are earned both with respect to sales by our owned firms and sales by our network of over 210 affiliated third-party distributors.

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

Expenses

The following table sets forth certain of our expenses as a percentage of revenue for the periods indicated:

	For the years ended December 31,
	2003	2004	2005
Total revenue	100.0%	100.0%	100.0%
Cost of services:
Commissions and fees	24.0%	25.6%	27.8%
Operating expenses	32.4	29.7	29.2
Management fees	20.3	22.7	23.4

Total cost of services(excludes items shown separately below)	76.7%	78.0%	80.4%

Gross margin	23.3%	22.0%	19.6%
Corporate and other expenses:
General and administrative (excludes stock-based compensation)	5.7%	5.5%	4.6%
Stock-based compensation	0.0	0.2	0.5
Amortization	3.6	3.0	2.7
Depreciation	1.0	1.1	0.9
Impairment of goodwill and intangible asset	2.1	0.8	0.9
Loss (gain) on sale of businesses	0.4	—	(0.7)

Total corporate and other expenses	12.8%	10.6%	8.9%

Cost of services

Commissions and fees. Commissions and fees are typically paid to non-principal producers, who are employed or affiliated with our firms. Commission and fees are also paid to non-affiliated producers who utilize the services of one or more of our life or benefits brokerage entities including our life settlements brokerage entity. When business is generated solely by a principal, no commission expense is incurred because principals are only paid from a share of the cash flow of the acquired firm through management fees. However, when income is generated by a non-principal producer, the producer is generally paid a portion of the commission income, which is reflected as commission expense of the acquired firm. In addition, NFPSI pays commissions to our affiliated third-party distributors who transact business through NFPSI.

Operating expenses. Our firms incur operating expenses related to maintaining individual offices, including compensating non-producing staff. Firm operating expenses also include the expenses of NFPSI and NFPISI, two subsidiaries that serve our acquired firms and through which our acquired firms and our affiliated third-party distributors access insurance and financial services products and manufacturers. Amortization and depreciation expense related to our firms are recorded within the respective captions of amortization and depreciation under corporate and other expenses.

Management fees. We pay management fees to the principals of our firms and/or certain entities they own based on the financial performance of the firms they manage. We typically pay a portion of the management fees monthly in advance. Once we receive cumulative preferred earnings (base earnings) from a firm, the principals and/or an entity the principals own will earn management fees equal to earnings above base earnings up to target earnings. An additional management fee is paid in respect of earnings in excess of target earnings based on the ratio of base earnings to target earnings. For example, if base earnings equal 40% of target earnings, we receive 40% of earnings in excess of target earnings and the principal and/or the entity receives 60%. Management fees also include an accrual for certain performance-based incentive amounts payable under our ongoing incentive program. See “Business—Acquisition Model—Performance incentives.”

The ratio of management fees to gross margin before management fees is dependent on the percentage of total earnings of our firms capitalized by us, the performance of our firms relative to base earnings and target earnings, the growth of our firms in the periods after their first three years following acquisition, and the earnings of NFPISI and NFPSI, from which no management fees are paid. Because of our cumulative preferred position, if a firm produces earnings below target earnings in a given year, our share of the firm’s total earnings would be higher for that year. If a firm produces earnings at or above target earnings, our share of the firm’s total earnings would be equal to the percentage of the earnings capitalized by us in the initial transaction, less any percentage due to additional management fees earned under ongoing incentive plans.

The following table summarizes the results of operations of our firms for the periods presented and shows our management fees as a percentage of gross margin before management fees:

	For the years ended December 31,
	2003	2004	2005
	(in thousands)
Revenue:
Commissions and fees	$464,426	$639,472	$891,446
Cost of services(1):
Commissions and fees	111,625	163,781	247,810
Operating expenses	150,280	190,192	259,859

Gross margin before management fees	202,521	285,499	383,777
Management fees	94,372	145,073	208,613

Gross margin	$108,149	$140,426	$175,164
Gross margin as a percentage of total revenue	23.3%	22.0%	19.6%
Gross margin before management fees as percentage of total revenue	43.6%	44.6%	43.1%
Management fees, as a percentage of gross margin before management fees	46.6%	50.8%	54.4%

(1)	Excludes amortization and depreciation and stock-based compensation shown separately as part of Corporate and other expenses.

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

Stock-based compensation. Stock-based compensation expense consists of expenses for awards (stock options and restricted stock) granted to employees, directors and non-employee principals. Stock options granted to employees through December 31, 2002 were accounted for under the intrinsic-value-based method of accounting in accordance with Accounting Principles Board, or APB, Opinion No. 25. On January 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” and adopted the “prospective” method of transition. Under this method, the cost of awards granted to employees after January 1, 2003 is included in the determination of net income.

In addition to these incentive programs, we incur stock-based compensation expense related to stock option grants under two incentive programs offered to the principals and certain employees of our earlier acquisitions. As an inducement to the sellers of the first 27 firms we acquired, the first incentive program allowed principals and certain employees to earn options at a fixed exercise price of $10.00 per share. The incentive program under which these stock options were granted expired, and therefore the stock-based compensation expense related to this program has ended. The second program, offered to the sellers of the next 40 firms we acquired, allows principals and certain employees to earn options with a strike price equal to the price of our common stock at the time the options were earned. The second incentive program expired at the end of 2003.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS No. 123R) which revises SFAS No. 123 and supercedes APB Opinion No. 25 and becomes effective January 1, 2006. Had we adopted SFAS 123R in prior periods the impact of that standard would have approximated the impact of SFAS 123. In March 2005 the SEC released its Staff Accounting Bulletin No. 107 (SAB 107) which provides that a company should present the expense related to share-based payments in the same line as cash compensation paid to the same employees. Prior to adoption of SFAS 123R a previously accepted practice was to present all stock-based compensation in a single line item. Effective with the adoption of SFAS 123R these amounts will be included in operating expenses under the caption “Cost of services.” The cost of the stock awards to employees of our acquired firms issued prior to the adoption of SFAS 123R totaled approximately $0.1 million, $0.2 million and $1.1 million in 2003, 2004 and 2005, respectively.

Amortization. We incur amortization expense related to the amortization of intangible assets related to the acquisition of our firms.

Impairment of goodwill and intangible assets. The firms we acquire may not continue to positively perform after the acquisition for various reasons, including legislative or regulatory changes that affect the products in which a firm specializes, the loss of key clients after the acquisition closed and general economic factors that impact a firm in a direct way. In such situations, we may take impairment charges in accordance with SFAS No. 142 and SFAS No. 144 and reduce the carrying cost of acquired identifiable intangible assets (including book of business, management contracts, institutional customer relationships and tradename) and goodwill to their respective fair values. Management reviews and evaluates the financial and operating results of our acquired firms on a firm-by-firm basis throughout the year to assess the recoverability of goodwill and other intangible assets associated with these firms. In assessing the recoverability of goodwill and other intangible assets, we use historical trends and we make projections regarding the estimated future cash flows and other factors to determine the recoverably of the respective assets. If a firm’s goodwill and other intangible assets do not meet the recoverability test, the firm’s carrying value will be compared to its estimated fair value. The fair value is based upon the amount at which the acquired firm could be bought or sold in a current transaction between us and the principals and/or the present value of the assets’ future cash flows. The intangible assets associated with a particular firm may be impaired when the firm has experienced a significant deterioration in its business indicated by an inability to produce at the level of base earnings for a period of four consecutive quarters and when the firm does not appear likely to improve its operating results or cash flows in the foreseeable future. Management believes that this is an appropriate time period to evaluate firm performance given the seasonal nature of many firms’ activities.

Depreciation. We incur depreciation expense related to capital assets, such as investments in technology, office furniture and equipment as well as amortization for our leasehold improvements. Depreciation expense related to our firms as well as our corporate office is recorded within this line item.

Loss (gain) on sale of businesses. From time to time, we have disposed of acquired firms or certain assets of acquired firms. In these dispositions, we may realize a gain or loss on the sale of acquired firms or certain assets of acquired firms.

Non-GAAP financial measures. We analyze our performance using non-GAAP measures called cash earnings and cash earnings per diluted share. Cash earnings are defined as net income, excluding amortization of intangibles, depreciation and impairment of goodwill and intangible assets. Cash earnings per diluted share are calculated by dividing cash earnings as defined above by the number of weighted average diluted shares outstanding for period indicated. We also use non-GAAP measures called gross margin before management fees and gross margin before management fees as a percentage of revenue. We believe these non- GAAP measures provide additional meaningful methods of evaluating certain aspects of our operating performance from period to period on a basis that may not be otherwise apparent under GAAP. Cash earnings and cash earnings per diluted share should not be viewed as substitutes for GAAP net income and GAAP net income per diluted share, respectively. Gross margin before management fees and gross margin before management fees as a percentage of revenue should not be viewed as substitutes for GAAP gross margin and GAAP gross margin as a percentage of revenue, respectively. A full reconciliation of net income to cash earnings and cash earnings per diluted share is provided in the following table:

	For the Years ended December 31,
	2003	2004	2005
GAAP Net Income	$23,501	$40,142	$56,182
Amortization of intangibles	16,461	19,550	23,709
Depreciation	4, 748	6,658	7,815
Impairment of goodwill and intangible assets	9,932	4,791	8,057

Cash Earnings	$54,642	$71,141	$95,763

GAAP Net Income per share—diluted	$0.74	$1.10	$1.48
Amortization of intangibles	0.52	0.53	0.62
Depreciation	0.15	0.18	0.21
Impairment of goodwill and intangible assets	0.31	0.13	0.21

Cash Earnings per share—diluted(1)	$1.72	$1.94	$2.52

(1)	The sum of the per-share components of cash earnings per share—diluted may not agree to cash earnings per share—diluted due to rounding.

Gross margin before management fees and gross margin before management fees as a percentage of revenue is presented in the table on p.41.

Results of Operations

Through acquisitions and internal growth, we have achieved revenue growth of 33%, 38% and 39% in the years ended December 31, 2003, 2004 and 2005, respectively. This growth was driven by our acquisitions and internal growth in the revenue of our acquired firms, augmented by the growth of NFPISI and NFPSI. In 2003, 2004 and 2005, our firms had an internal revenue growth rate of 14%, 16% and 22%, respectively.

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

Our management also monitors acquired firm revenue, commissions and fees expense and operating expense from new acquisitions as compared with existing firms. For this purpose, a firm is considered to be a new acquisition for the twelve months following the acquisition. After the first twelve months, a firm is considered to be an existing firm. Within any reported period, a firm may be considered to be a new acquisition for part of the period and an existing firm for the remainder of the period. Additionally, NFPSI and NFPISI are considered to be existing firms. Sub-acquisitions that do not separately report their results are considered to be part of the firm making the acquisition, and the results of firms disposed of are included in the calculations. The results of operations discussions set forth below include analysis of the relevant line items on this basis.

Year ended December 31, 2005 compared with the year ended December 31, 2004

The following table provides a comparison of our revenues and expenses for the periods presented.

	For the years ended December 31,
	2004	2005	$ Change	% Change
	(in millions)
Statement of Income Data:
Revenue:
Commissions and fees	$639.5	$891.4	$251.9	39.4%
Cost of services:
Commissions and fees	163.8	247.8	84.0	51.3
Operating expenses	190.2	259.9	69.7	36.6
Management fees	145.1	208.6	63.5	43.8

Total cost of services (excludes items shown separately below)	499.1	716.3	217.2	43.5

Gross margin	140.4	175.1	34.7	24.7
Corporate and other expenses:
General and administrative (excludes stock-based compensation)	35.4	41.2	5.8	16.4
Stock-based compensation	1.4	4.5	3.1	NM
Amortization	19.5	23.7	4.2	21.5
Impairment of goodwill and intangible assets	4.8	8.1	3.3	68.8
Depreciation	6.7	7.8	1.1	16.4
Gain on sale of businesses	(0.1)	(6.3)	(6.2)	NM

Total corporate and other expenses	67.7	79.0	11.3	16.7

Income from operations	72.7	96.1	23.4	32.2
Interest and other income	2.2	6.4	4.2	NM
Interest and other expense	(2.8)	(5.5)	(2.7)	96.4

Net interest and other	(0.6)	0.9	1.5	NM

Income before income taxes	72.1	97.0	24.9	34.5
Income tax expense	32.0	40.8	8.8	27.5

Net income	$40.1	$56.2	$16.1	40.1%

NM indicates not meaningful.

Summary

Net income. Net income increased $16.1 million, or 40.1%, to $56.2 million in 2005 compared with $40.1 million in 2004. The increase in 2005 was primarily a result of the continued growth of existing firms, the acquisition of new firms (both terms as previously defined) and a decrease in the estimated effective tax rate to 42.1% in 2005 from 44.4% in 2004.

Revenue

Commissions and fees. Commissions and fees increased $251.9 million, or 39.4%, to $891.4 million in 2005 from $639.5 million in 2004. Our revenue growth was derived from both internal growth at existing firms and the acquisition of new firms. Commissions and fees generated from existing firms totaled $770.4 million in 2005, an increase of $130.9 million over the prior year’s total revenues. Commissions and fees from existing firms benefited in part from strong sales of financed life insurance products. Commissions and fees totaled $104.1 million for firms acquired in 2005, including $71.0 million from the acquisition of Highland Capital Holding Corporation which was acquired effective April 1, 2005.

Cost of services

Commissions and fees. Commissions and fees expense increased $84.0 million, or 51.3%, to $247.8 million in 2005 from $163.8 million in 2004. Commissions and fees expense from existing firms increased $81.7 million, to $217.1 million in 2005 from $135.4 million in 2004. Commissions and fees expense from firms acquired in 2005 totaled $26.0 million. As a percentage of revenue, commissions and fees expense increased to 27.8% in 2005 from 25.6% in 2004. An increase in commission payouts at several of our wholesale entities resulted in higher commission expense as a percentage of revenue.

Operating expenses. Operating expenses increased $69.7 million, or 36.6%, to $259.9 million in 2005 compared with $190.2 million in 2004. As a percentage of revenue, operating expenses declined to 29.2% in 2005 from 29.7% in 2004 as the rate of expense growth was below the rate of revenue growth. Operating expenses from new acquisitions were approximately $49.1 million in 2005. Operating expenses from existing firms were approximately $210.8 million in 2005, an increase of $36.0 million, or 20.6%, from $174.8 million in 2004.

Management fees. Management fees increased $63.5 million, or 43.8%, to $208.6 million in 2005 compared with $145.1 million in 2004. Management fees as a percentage of revenue increased to 23.4% in 2005 from 22.7% in 2004. The increase in management fees resulted from higher earnings at acquired firms. The increase in management fees as a percentage of revenue is due to significantly higher earnings at certain of our acquired firms, incentive accruals and an additional management fee expense of $6.1 million. During the fourth quarter of 2005 we determined it was appropriate as part of our efforts to enhance controls over this significant expense item to transition to a single methodology for both calculating and paying management fees. As part of this transition process, additional balances became due to principals which resulted in further expense. Additionally, a higher percentage of our earnings in 2005 were earned by firms in which the principals have a greater economic interest, compared with 2004. This resulted in a greater proportion of management fees being accrued in 2005 than in the prior period. Further, management fees included an accrual of $13.6 million for ongoing incentive plans in 2005 compared with $9.3 million in 2004, primarily reflecting growth at firms who are in their incentive cycle. Partially offsetting this increase were higher earnings at NFPISI and NFPSI, for which no management fee expense was incurred.

Gross margin. Gross margin increased $34.7 million, or 24.7%, to $175.1 million in 2005 compared with $140.4 million in 2004. As a percentage of revenue gross margin declined to 19.6% in 2005 compared with 22.0% in 2004 as a result of the higher commissions and fees and management fees paid partially offset by a lower rate of growth of firm operating expenses. Excluded from gross margin are stock-based compensation and depreciation expense related to firm operations which have historically been shown as separate line items in Corporate and other expenses. Total stock-based compensation and depreciation expense related to firm operations totaled $1.1 million and $5.3 million in 2005 and $0.2 million and $5.1 million in 2004, respectively.

Corporate and other expenses

General and administrative. General and administrative expenses increased $5.8 million, or 16.4%, to $41.2 million in 2005 compared with $35.4 million in 2004. The increase resulted primarily from $4.0 million of expenses related to our internal review of our insurance operations coupled with an increase in compensation and related costs of $2.7 million principally due to planned increases in the corporate infrastructure to support acquisitions and internal growth, partially offset by lower cost related to the implementation of Sarbanes-Oxley. As a percentage of revenue, general and administrative expense declined to 4.6% in 2005 compared with 5.5% in 2004, as we continued to benefit from the absorption of corporate expenses over an expanding revenue base.

Stock-based compensation. Stock-based compensation expense increased $3.1 million to $4.5 million in 2005 compared with $1.4 million in 2004. The increase was primarily due to new awards granted during the fourth quarter of 2004 as well as during 2005. As a percentage of revenue, stock-based compensation expense was 0.5% in 2005 compared with 0.2% in 2004. Stock-based compensation expense attributable to firm employees totaled $1.1 million and $0.2 million in 2005 and 2004, respectively. Beginning with the adoption of SFAS 123R on January 1, 2006, we will report stock-based compensation expense related to employees of our acquired firms in cost of services.

Amortization. Amortization increased $4.2 million, or 21.5%, to $23.7 million in 2005 compared with $19.5 million in 2004. Amortization expense increased as a result of a 20.9% increase in amortizing intangible assets resulting primarily from new acquisitions. As a percentage of revenue, amortization was 2.7% in 2005 compared with 3.0% in 2004.

Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets increased $3.3 million, to $8.1 million in 2005 compared with $4.8 million in 2004. The impairments were related to eight firms in 2005 and seven firms in 2004 and resulted in a reduction of the carrying value of the identifiable intangible assets and goodwill associated with these firms to their fair value. As a percentage of revenue, impairment of goodwill and intangible assets was 0.9% in 2005 compared with 0.8% in 2004.

Depreciation. Depreciation expense increased $1.1 million, or 16.4%, to $7.8 million in 2005 compared with $6.7 million in 2004. The increase in depreciation resulted from an increase in the number of owned firms, capital expenditures at our existing firms and at the corporate office. As a percentage of revenue, depreciation expense was 0.9% in 2005 and 1.1% in 2004. Depreciation expense attributable to firm operations totaled $5.3 million and $5.1 million in 2005 and 2004, respectively, which has not been included in “Cost of services”.

Gain on sale of businesses. Gain on sale of businesses increased $6.2 million to $6.3 million in 2005 compared with $0.1 million in 2004. The gain on sale resulted from the disposal of four subsidiaries and from the sale of assets in 2005 and the disposal of one subsidiary in 2004.

Interest and other income. Interest and other income increased $4.2 million, to $6.4 million in 2005 compared with $2.2 million in 2004. The increase was primarily attributable to a $2.3 million net contribution related to benefits received under our key person life insurance program. It is our practice to maintain key person life insurance on our principals during the initial term of their management contracts and on a selective basis subsequent thereto.

Interest and other expense. Interest and other expense increased $2.7 million, or 96.4%, to $5.5 million in 2005 compared with $2.8 million in 2004. The increase was principally comprised of higher interest expense resulting from increased average borrowings for acquisitions (see “—Liquidity and Capital Resources”).

Income tax expense

Income tax expense. The effective tax rate was 42.1% in 2005 compared with 44.4% in 2004. The effective tax rate differs from the provision calculated at the federal statutory rate primarily because of certain expenses that are not deductible for tax purposes, as well as the effects of state and local taxes. The effective tax rate declined in 2005 principally as a result of the proportional increase in pretax income relative to nondeductible expenses and the tax benefit of key person life insurance proceeds partially offset by taxable income resulting from the restructuring of certain management contracts.

Year ended December 31, 2004 compared with the year ended December 31, 2003

The following table provides a comparison of our revenues and expenses for the periods presented.

	For the years ended December 31,
	2003	2004	$ Change	% Change
	(in millions)
Statement of Income Data:
Revenue:
Commissions and fees	$464.4	$639.5	$175.1	37.7%
Cost of services:
Commissions and fees	111.6	163.8	52.2	46.8
Operating expenses	150.3	190.2	39.9	26.5
Management fees	94.4	145.1	50.7	53.7

Total cost of services (excludes items shown separately below)	356.3	499.1	142.8	40.1

Gross margin	108.1	140.4	32.3	29.9
Corporate and other expenses:
General and administrative (excludes stock-based compensation)	26.2	35.4	9.2	35.1
Stock-based compensation	0.2	1.4	1.2	NM
Amortization	16.5	19.5	3.0	18.2
Impairment of goodwill and intangible assets	9.9	4.8	(5.1)	(51.5)
Depreciation	4.7	6.7	2.0	42.6
(Gain) loss on sale of businesses	1.8	(0.1)	(1.9)	NM

Total corporate and other expenses	59.3	67.7	8.4	14.2

Income from operations	48.8	72.7	23.9	49.0
Interest and other income	1.6	2.2	0.6	37.5
Interest and other expense	(3.6)	(2.8)	0.8	22.2

Net interest and other	(2.0)	(0.6)	1.4	70.0

Income before income taxes	46.8	72.1	25.3	54.1
Income tax expense	23.3	32.0	8.7	37.3

Net income	$23.5	$40.1	$16.6	70.6%

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

Management fees. Management fees increased $50.7 million, or 53.7%, to $145.1 million in 2004 compared with $94.4 million in 2003. The increase resulted from higher earnings at our acquired firms generated primarily through new acquisitions and internal growth of existing firms. Management fees represented 50.8% of gross margin before management fees in 2004 compared with 46.6% in 2003. A higher percentage of our firms operated at or above target earnings in 2004 compared with 2003. This resulted in a greater proportion of management fees being accrued than in the prior period. In addition, management fees included an accrual of $9.3 million for ongoing incentive plans in 2004 compared with $2.4 million in 2003, primarily reflecting growth at firms that we have owned for at least three years, and that are ending their incentive cycle. Offsetting the increase were higher earnings at NFPISI and NFPSI, for which no management fee expense is realized. Management fees as a percentage of revenue increased to 22.7% in 2004 from 20.3% in 2003.

Gross margin. Gross margin increased $32.3 million, or 29.9%, to $140.4 million in 2004 compared with $108.1 million in 2003. This increase was largely due to the rate of growth in revenue exceeding the growth in commissions and fees expense and operating expenses as described above.

Corporate and other expenses

General and administrative. General and administrative expenses increased $9.2 million, or 35.1%, to $35.4 million in 2004 compared with $26.2 million in 2003. The increase was primarily due to cost associated with the implementation of Sarbanes-Oxley and other corporate initiatives. In 2004, expenses associated with Sarbanes-Oxley compliance totaled approximately $3.8 million. In addition, we incurred one-time expenses of $1.0 million related to a reserve for notes receivable related primarily to two previously unwound firms and severance. As a percentage of revenue, general and administrative expense declined to 5.5% in 2004 compared with 5.7% in 2003, as we continued to benefit from the absorption of corporate expenses over an expanding revenue base.

Stock-based compensation. Stock-based compensation expense increased $1.2 million to $1.4 million in 2004 compared with $0.2 million in 2003. The increase was primarily due to new awards granted during 2004.

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

(Gain) loss on sale of businesses. Loss on sale of businesses decreased $1.9 million to $(0.1) million in 2004 compared with $1.8 million in 2003. The gain on sale resulted from the disposal of one subsidiary in 2004 and the loss on sale resulted from the disposal of four subsidiaries in 2003.

Interest and other income. Interest and other income increased $0.6 million, or 37.5%, to $2.2 million in 2004 compared with $1.6 million in 2003.

Interest and other expense. Interest and other expense decreased $0.8 million, or 22.2%, to $2.8 million in 2004 compared with $3.6 million in 2003. The decrease was due to lower average borrowings under our bank line of credit offset, in part, by a $1.1 million write-off of leasehold improvements and furniture and fixtures related to the relocation of our headquarters.

Income tax expense

Income tax expense. Income tax expense increased $8.7 million, or 37.3%, to $32.0 million in 2004 compared with $23.3 million in 2003. The increase is a direct result of a 54.1% increase in pretax income for the year ended December 31, 2004 of $72.1 million compared with $46.8 million for the year ended December 31, 2003, offset by a decrease in our effective tax rate to 44.4% from 49.8%. The effective tax rate differs from the provision calculated at the federal statutory rate primarily because of certain expenses that are not deductible for tax purposes, as well as the effects of state and local taxes. The effective tax rate declined in 2004 as a direct result of the proportional increase in pretax income relative to nondeductible expenses, as well as benefits obtained through state tax planning initiatives commenced during the year.

Liquidity and Capital Resources

A summary of the changes in cash flow data is as follows (in thousands):

	For the years ended December 31,
	2003	2004	2005
Cash flows provided by (used in):
Operating activities	$50,263	$86,111	$87,223
Investing activities	(59,182)	(70,878)	(113,089)
Financing activities	48,349	(3,374)	48,524

Net increase	39,430	11,859	22,658
Cash and cash equivalents—beginning of period	31,814	71,244	83,103

Cash and cash equivalents—end of period	$71,244	$83,103	$105,761

At December 31, 2005, we had cash and cash equivalents of $105.8 million, an increase of $22.7 million from the balance of $83.1 million at December 31, 2004. At December 31, 2004, we had cash and cash equivalents of $83.1 million, an increase of $11.9 million from the balance of $71.2 million at December 31, 2003. The increase in cash and cash equivalents in 2005 was largely due to cash provided by operations, cash proceeds from the exercise of stock options, including tax benefit and borrowings under our credit facility, offset by cash consideration paid for acquired firms, the increase in commissions, fees and premiums receivables and cash dividends paid on common stock. The increase in cash and cash equivalents during 2004 was largely due to cash provided by operations and cash proceeds from the exercise of stock options, offset by cash consideration paid for acquired firms and cash dividends paid on common stock. The increase in cash and cash equivalents during 2003 was due to net cash proceeds of $86.4 million provided by the sale of 4.3 million shares of common stock through our initial public offering in September 2003 and cash provided by operations, offset by $39.5 million in repayments of borrowings under our credit facility.

During 2005, cash provided by operating activities was $87.2 million resulting primarily from net income and an increase in due to principals and/or certain entities they own, accounts payable and accrued liabilities. The increase was partially offset by an increase in commissions, fees and premiums receivable, net, notes receivables, net non-current and other non-current assets. During 2004, cash provided by operating activities was $86.1 million resulting primarily from net income and an increase in premiums payable to insurance carriers, due to principals and/or certain entities they own and accrued liabilities. The increase was partially offset by an increase in cash, cash equivalents and securities purchased under resale agreements in premium trust accounts, commissions, fees and premiums receivable, net, and other current assets. During 2003, cash provided by operating activities was $50.3 million, resulting primarily from net income and an increase in premiums payable to insurance carriers, accrued liabilities and due to principals and/or certain entities they own, and partially offset by an increase in cash, cash equivalents and securities purchased under resale agreements in premium trust accounts, and commissions, fees and premium receivable, net.

During 2005, 2004 and 2003, cash used in investing activities was $113.1 million, $70.9 million and $59.2 million, respectively, in each case for the acquisition of firms and property and equipment. During 2005, 2004 and 2003, we used $113.1 million, $60.2 million, and $52.3 million, respectively, for payments for acquired firms, net of cash acquired, and contingent consideration. In each period, payments for acquired firms represented the largest use of cash in investing activities.

During 2005, 2004 and 2003, cash provided by (used in) financing activities was $48.5 million, $(3.4) million and $48.3 million, respectively. During 2005, cash provided by financing activities was primarily the result of proceeds from our line of credit of $231.2 million and cash proceeds received from the exercise of stock options, including tax benefit, offset by payments on the line of credit of $191.2 and approximately $17.0 million in dividend payments. In 2004, cash used in financing activities was largely the result of $13.3 million of common stock dividends paid offset by $8.0 million of cash proceeds from the exercise of stock options, including tax benefit. In 2003 cash provided by financing activities was largely the result of the sale of 4.3 million shares of our common stock in our initial public offering in September 2003 and was partially offset by cash used in the repayment of borrowings under our credit facility.

Some of our firms maintain premium trust accounts, which represent payments collected from insureds on behalf of carriers. Funds held in these accounts are invested in cash, cash equivalents and securities purchased under resale agreements (overnight). At December 31, 2005, we had cash, cash equivalents and securities purchased under resale agreements in premium trust accounts of $52.4 million, a decrease of $1.3 million from the balance of $53.7 million at December 31, 2004. Changes in these accounts are the result of timing of payments collected from insureds on behalf of insurance carriers. At December 31, 2004, we had cash, cash equivalents and securities purchased under resale agreements in premium trust accounts of $53.7 million, an increase of $12.4 million from the balance of $41.3 million at December 31, 2003. The increase was due primarily to acquisitions of firms with premium trust accounts.

Management believes that our existing cash, cash equivalents, funds generated from our operating activities and funds available under our credit facility will provide sufficient sources of liquidity to satisfy our financial needs for the next twelve months. However, if circumstances change, we may need to raise debt or additional equity capital in the future.

Borrowings

On June 15, 2005, we entered into a $175 million credit facility with JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., successor by merger to Fleet National Bank, as syndication agent, and the several lenders from time to time parties thereto. This credit facility replaced our previous $90 million credit facility and is used to finance acquisitions and fund general corporate purposes.

Borrowings under our credit facility bear interest, at our election, at a rate per annum equal to (i) at any time when our consolidated leverage ratio is greater than or equal to 1.5 to 1, the ABR plus 0.5% or the Eurodollar Rate plus 1.5% and (ii) at any time when our consolidated leverage ratio is less than 1.5 to 1, the ABR plus 0.25% or the Eurodollar Rate plus 1.25%. As used in the credit agreement, “ABR” means, for any day, the greater of (i) the rate of interest per annum publicly announced by JPMorgan Chase Bank as its prime rate and (ii) the federal funds effective rate in effect on such day plus 0.5%.

Our credit facility is structured as a revolving credit facility and is due on June 15, 2008, unless we elect to convert the credit facility to a term loan, in which case it will amortize over one year, with a principal payment due on December 15, 2008 and a final maturity on June 15, 2009. Our obligations under our credit facility are collateralized by all of our and our subsidiaries’ assets. Up to $10 million of our credit facility is available for the issuance of letters of credit. Our credit facility contains various customary restrictive covenants that prohibit us and our subsidiaries from, subject to various exceptions and among other things, (i) incurring additional indebtedness or guarantees, (ii) creating liens or other encumbrances on property or granting negative pledges, (iii) entering into a merger or similar transaction, (iv) selling or transferring certain property, (v) declaring dividends or making other restricted payments, and (vi) making investments. In addition to the foregoing, the credit facility contains financial covenants requiring us to maintain a minimum interest coverage ratio and a maximum consolidated leverage ratio. As of December 31, 2005, management believes we were in compliance with all covenants under the credit facility.

Our prior borrowings were made under a bank line that was structured as a revolving credit facility and was due on September 14, 2005, unless we elected to convert the credit facility to a term loan, at which time it would have amortized over one year, with a principal payment due on March 14, 2006 and with a final maturity on September 14, 2006.

As of December 31, 2005, the combined year-to-date weighted average interest rate for both credit facilities was 6.0%.

We had a balance of $40.0 million under our credit facility as of December 31, 2005. There was no outstanding balance under our prior credit facility at December 31, 2004.

Dividends

We paid a quarterly cash dividend of $0.12 per share of our common stock on January 7, 2005, April 7, 2005, July 7, 2005 and October 7, 2005 and of $0.10 per share on January 7, 2004, April 7, 2004, July 7, 2004 and October 7, 2004. On November 16, 2005, we declared a quarterly cash dividend of $0.15 per share of our common stock that was paid on January 6, 2006 to stockholders of record on December 16, 2005. On February 15, 2006, our Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock payable on April 7, 2006 to stockholders of record at the close of business on March 17, 2006. The declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend upon many factors, including our financial condition, earnings, legal requirements, and other factors as our Board of Directors deems relevant. Based on the most recent quarterly dividend declared of $0.15 per share of common stock and the number of shares held by stockholders of record on December 16, 2005, the total annual cash requirement for dividend payments would be approximately $22.1 million.

Notes receivable

We encourage succession planning in the management of our firms. See “Business—Operations—Succession Planning.” We have financed several purchases of interests in entities owned by principals or applicable management agreements to facilitate succession. This financing is secured by management fees and, in many cases, is secured by other assets.

We typically advance management fees monthly to principals and/or certain entities they own for up to nine months while monitoring the performance of the firms to determine if the actual earnings are on track to meet or exceed target earnings. If earnings are not equal to or greater than pro rata target earnings, we cease to pay or reduce the management fee advance. If an overadvance of a management fee exists, the principal and/or such entities are expected to repay the advance within thirty days of the end of the calendar year. If a principal and/or such entities cannot repay the overadvance, we have allowed principals and/or such entities to repay the advance over time. In these cases, we generally required the principals and/or such entities to provide us with an interest-bearing note in an amount equal to the overadvance, secured by the principals’ and/or such entities’ shares of our common stock.

We have from time to time disposed of firms. We have also agreed, in certain cases, to reduce the levels of base earnings and target earnings in exchange for a payment from the principals of a firm. In these situations, we typically take back a note for a portion of the cost of the disposition or the restructuring to the principal.

As of the following dates, notes receivable were as follows:

	As of December 31,
	2004	2005
	(in thousands)
Notes from principals and/or certain entities they own	$9,971	$9,598
Other notes receivable	4,289	6,235

	14,260	15,833
Less: allowance for uncollectible notes	(3,216)	(2,972)

Total notes receivable, net	$11,044	$12,861

Commitments and Contingencies

Legal matters

In the ordinary course of business, we are involved in lawsuits and other claims. Management considers these lawsuits and claims to be without merit and we intend to defend them vigorously. Management believes that the resolution of these lawsuits or claims will not have a material adverse impact on our consolidated financial position. In addition, the sellers of firms that we acquire typically indemnify us for loss or liability resulting from acts or omissions occurring prior to the acquisition, whether or not the sellers were aware of these acts or omissions. Several of the existing lawsuits and claims have triggered these indemnity obligations.

During 2004, several of our firms received subpoenas and other informational requests from governmental authorities, including the New York Attorney General’s Office, seeking information regarding compensation arrangements, any evidence of bid rigging and related matters. We have cooperated and will continue to cooperate fully with all governmental agencies.

In March 2006, we received a subpoena from the New York Attorney General’s Office seeking information regarding life settlement transactions. One of our subsidiaries received a subpoena seeking the same information. We intend to cooperate fully with the Attorney General’s investigation. The investigation, however, is ongoing and we are unable to predict the investigation’s outcome.

We cannot predict at this time the effect that any current or future regulatory activity, investigations or litigation will have on our business. Given the current regulatory environment and the number of our subsidiaries operating in local markets throughout the country, it is possible that we will become subject to further governmental inquiries and subpoenas and have lawsuits filed against us. Our ultimate liability, if any, in connection with these matters and any possible future such matters is uncertain and subject to contingencies that are not yet known.

Option incentive programs

Certain principals and employees of our acquired firms were eligible to participate in two option incentive programs. Under our original option incentive program, principals and certain employees of 27 firms (certain acquisitions that closed during the period from January 1, 1999 to October 1, 1999) were eligible to receive option grants with a $10.00 strike price based on each such firm’s growth in earnings over a three-year measurement period which ended in the fourth quarter of 2002. The second option program was open to principals and certain employees of 40 firms (certain acquisitions that closed during the period from April 1, 1999 to October 31, 2000). Under this program, principals and certain employees of these firms are eligible to receive option grants at the fair market value of our common stock at the time the options were granted based on their firm’s growth in earnings over a three-year measurement period. Both option incentive programs expired and all options earned under these programs have been granted. For the year ended December 31, 2003, previous accruals related to these programs were reduced by $(2.1) million. The reduction of these accruals offset stock-based compensation expense of $1.8 million recorded in connection with the option incentive programs.

Leases

At December 31, 2005, future minimum rentals for operating leases (which are subject to escalation clauses) primarily consisted of real estate and equipment leases that had initial or uncancelable lease terms in excess of one year and were payable as follows:

Schedule of lease obligations

(in thousands)

As of December 31, 2005
Required minimum payments:
2006	$16,179
2007	14,567
2008	12,219
2009	9,629
2010	7,863
Thereafter through 2018	18,440

Total minimum lease payments	$78,897

Letter of credit

Our $175 million credit facility provides for the issuance of letters of credit of up to $10 million on our behalf, provided that, after giving effect to the letters of credit, our available borrowing amount is greater than zero. As of December 31, 2005 we were contingently obligated for letters of credit in the amount of $1.3 million.

As of December 31, 2004, we were contingently obligated for letters of credit under our previous $90 million credit facility in the amount of $1.8 million.

Contingent consideration and contingent firm employee payments

In order to better determine the economic value of the businesses we have acquired, we have incorporated contingent consideration, or earnout, provisions into the structure of our acquisitions since the beginning of 2001. These arrangements generally provide for the payment of additional consideration to the sellers upon the firm’s satisfaction of certain compounded growth rate thresholds over the three-year period following the closing of the acquisition. In some cases, contingent consideration may be payable after shorter periods. As of December 31, 2005, 56 acquisitions are within their initial three-year contingent consideration measurement period.

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

The minimum contingent payments which could be payable as purchase consideration and employee compensation in each year is zero. The maximum contingent payment which could be payable as purchase consideration and employee compensation based on commitments outstanding as of December 31, 2005 consists of the following:

Schedule of maximum contingent payments

(in thousands)	2006	2007	2008
Purchase consideration	$69,713	$105,775	$75,520

Contingent consideration payable for acquisitions consummated in 2002 would generally be payable by the end of 2005. We currently anticipate using contingent consideration arrangements in future acquisitions, which would result in an increase in the maximum contingent consideration amount in 2006 and thereafter.

The maximum contingent consideration is generally payable upon a firm achieving a 35% rate of growth, or higher, in earnings during the first three years following acquisition. The payments of purchase consideration are generally made in cash and our common stock (based on the average closing price of our common stock for the twenty trading days up to and including the end of the period), in proportions that vary among acquisitions. Contingent firm employee payments are payable in cash.

Contractual Obligations

The table below shows our contractual obligations as of December 31, 2005:

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$78,897	$16,179	$36,415	$16,531	$9,772

Segment Information

In June 1997, the FASB issued SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This statement establishes standards for the way companies report information about operating segments in financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. In accordance with the provisions of SFAS No. 131, we have determined that we operate in a single segment within the financial services industry entirely within the United States of America and its territories.

Critical Accounting Policies

Business acquisitions, purchase price allocations and intangible assets

Since our formation we have completed over 192 acquisitions. All of these acquisitions have been accounted for using the purchase method, and their related net assets and results of operations were included in our consolidated financial statements commencing on their respective acquisition dates. Certain of the acquisitions have provisions for contingent additional consideration based upon the financial results achieved over a multi-year period. This additional consideration is reflected as an increase in goodwill when results are achieved and the outcome of the contingency is determinable beyond a reasonable doubt.

In connection with our acquisition of Highland Capital Holding Corporation, we recognized institutional customer relationships as a new intangible asset during 2005. Institutional customer relationships consist of relationships with institutions such as banks, wire houses, regional broker dealers and CPA networks. The value of the asset is derived from recurring income generated from these institutional customers in place at the time of the acquisition, net of an allocation of expenses and is assumed to decrease over the life of the asset due to attrition of the institutional relationships acquired. Institutional customer relationships was valued at $15.7 million at the time of the acquisition at April 1, 2005 and will be amortized using the straight-line method over an 18-year period.

We allocate the excess of purchase price over net assets acquired to book of business, management contracts, institutional customer relationships, trade name and goodwill. We amortize intangibles over a 10-year period for book of business, a 25-year period for management contracts and an 18-year period for institutional customer relationships. Prior to December 31, 2001, goodwill and tradename in connection with acquisitions before July 1, 2001 was amortized over a 25-year period. In accordance with SFAS 142 all amortization of goodwill ceased on January 1, 2002.

Intangible assets are presented net of accumulated amortization and consist of the following:

	As of December 31,
	2004	2005
	(in thousands)
Book of business	$80,117	$79,793
Management contracts	189,452	238,149
Trade name	3,638	7,981
Institutional customer relationships	—	15,046
Goodwill	281,212	357,353

Total intangible assets and goodwill	$554,419	$698,322

Amortization expense and impairment loss consisted of the following:

	For the years ended December 31,
	2003	2004	2005
	(in thousands)
Book of business	$9,222	$11,243	$14,010
Management contracts	11,397	10,650	14,045
Trade name	107	63	72
Institutional customer relationships	—	—	654
Goodwill	5,667	2,385	2,985

Total amortization	$26,393	$24,341	$31,766

Impairment of goodwill and other intangible assets

We assess the recoverability of our goodwill and other intangibles based on assumptions regarding estimates of future cash flows and fair value based on current and projected revenues, business prospects, market trends and other economic factors.

In accordance with SFAS No. 142, we recognized an impairment loss on goodwill and identifiable intangible assets not subject to amortization of $5.7 million, $2.4 million and $3.1 million for the years ended December 31, 2003, 2004 and 2005 respectively.

In accordance with SFAS No. 144, we recognized an impairment loss on identifiable intangible assets subject to amortization of $4.2 million, $2.4 million and $5.0 million for the years ended as of December 31, 2003, 2004 and 2005, respectively.

Future events could cause us to conclude that impairment indicators exist and that our remaining goodwill and other intangibles are impaired. Any resulting impairment loss could have a material adverse effect on our reported financial position and results of operations for any particular quarterly or annual period.

Revenue recognition

Insurance and annuity commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. First-year commissions are calculated as a percentage of the first twelve months’ premium on the policy and earned in the year that the policy is originated. In many cases, our firms receive renewal commissions for a period following the first year, if the policy remains in force. Our firms also earn commissions on the sale of insurance policies written for benefit programs. The commissions are paid each year as long as the client continues to use the product and maintain its broker of record relationship with us. Our firms also earn fees for the development and implementation of corporate and executive benefit programs as well as fees for the duration that these programs are administered. Asset-based fees are also earned for administrative services or consulting related to certain benefits plans. Insurance commissions are recognized as revenue, when the following three criteria are met (1) the policy application is substantially complete, (2) the premium is paid, and (3) the insured party is contractually committed to the purchase of the insurance policy. We carry an allowance for policy cancellations, which is periodically evaluated and adjusted as necessary. Miscellaneous commission adjustments are recorded as they occur. Contingent commissions are recorded as revenue when received which, in many cases, is our first notification of amounts earned. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably obtained prior to receipt of the commission. Certain of our firms may also receive fees for the settlement of life insurance policies. These fees are generally based on a percentage of the settlement proceeds received by their clients, and recognized as revenue when the policy is transferred and the rescission period has ended.

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

Our firms earn additional compensation in the form of incentive and marketing support revenue payments, from manufacturers of financial services products, based on the volume, persistency and profitability of business generated by our firms from these three sources. Incentive and marketing support revenue is recognized at the earlier notification of a payment or when payment is received.

Stock incentive plans

We are authorized under our Amended and Restated 1998, 2000 and 2002 Stock Incentive Plans, and our Amended and Restated 2000 and 2002 Stock Incentive Plans for Principals and Managers, to grant stock options, stock appreciation rights, restricted stock units, and performance units to officers, employees, principals of our acquired firms and/or certain entities principals own, independent contractors, consultants, non-employee directors and certain advisory board members. Awards granted under the 1998, 2000 and 2002 Stock Incentive Plans are generally subject to a vesting period from 0 to 10 years from the date of grant. Awards granted under the 2000 and 2002 Stock Incentive Plans for Principals and Managers generally vest immediately upon grant.

We apply the intrinsic-value-based method of accounting prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations including the Financial Accounting Standards Board, or FASB, Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation,” an interpretation of APB Opinion No. 25, issued in March 2000, to account for our fixed-plan stock options to employees for options granted through December 31, 2002. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, we have elected to continue to apply the intrinsic-value-based method of accounting for the options granted through December 31, 2002, and have adopted only the disclosure requirements of SFAS No. 123. Effective January 1, 2003, we have adopted the fair value recognition provisions of SFAS No. 123 in accordance with SFAS No. 148 and have adopted the “prospective” method for transition. (See New Accounting Pronouncements below).

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123R”). SFAS 123R eliminates the intrinsic value method under APB 25 as an alternative method of accounting for stock-based awards. SFAS 123R also revises the value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies SFAS 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS 123R amends SFAS No. 95, “Statement of Cash Flows”, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. In April 2005, the Securities and Exchange Commission amended the required adoption date of SFAS 123R, which is effective for public companies at the beginning of the next fiscal year instead of the first interim or annual period beginning after June 15, 2005. We will adopt SFAS 123R on January 1, 2006 and expect the results of the adoption of this standard will not differ materially from the disclosure of pro forma net income and earnings per share as shown in Note 2 to our Consolidated Financial Statements included elsewhere in this report.

In connection with the issuance of SFAS 123R the SEC issued, in March 2005, Staff Accounting Bulletin No. 107, “Share-Based Payment” (SAB 107) which stated that a company should present the expense related to share-based payment arrangements in the same line or lines as cash compensation paid to the same employees. Upon adoption of SFAS 123R we will report stock-based compensation expense related to stock awards to employees of our acquired firms in “Cost of services.” Stock-based compensation for stock awards to employees of our acquired firms totaled $0.1 million, $0.2 million and $1.1 million in 2003, 2004 and 2005, respectively.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Through our broker-dealer subsidiaries, we have market risk on buy and sell transactions effected by our firms’ customers. We are contingently liable to our clearing brokers for margin requirements under customer margin securities transactions, the failure of delivery of securities sold or payment for securities purchased by a customer. If customers do not fulfill their obligations, a gain or loss could be suffered equal to the difference between a customer’s commitment and the market value of the underlying securities. The risk of default depends on the creditworthiness of the customers. We assess the risk of default of each customer accepted to minimize our credit risk.

We are further exposed to credit risk for commissions receivable from clearing brokers and insurance companies. This credit risk is generally limited to the amount of commissions receivable.

We have market risk on the fees our firms earn that are based on the market value of assets under management or the value of assets held in certain mutual fund accounts and variable insurance policies for which ongoing fees or commissions are paid. Certain of our firms’ performance-based fees are impacted by fluctuation in the market performance of the assets managed according to such arrangements.

We have a credit facility and cash, cash equivalents and securities purchased under resale agreements in premium trust accounts. Interest income and expense on the preceding items are subject to short-term interest rate risk. Our credit facility, which we entered into in June 2005, replaced a previous credit facility. See “—Liquidity and Capital Resources—Borrowings.” Based on the weighted average borrowings under our current and previous credit facility during the years ended December 31, 2005 and 2004, a 1% change in short-term interest rates would have affected our income before income taxes for 2005 by approximately $0.7 million, and would not have affected our income before income taxes for 2004. Based on the weighted average amount of cash, cash equivalents and securities purchased under resale agreements in premium trust accounts, a 1% change in short-term interest rates would have affected our income before income taxes by approximately $0.5 million in both 2005 and 2004.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, NFP’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) of NFP, together with its consolidated subsidiaries (the “Company”). Based on this evaluation, the CEO and CFO have concluded that, as of the end of period covered by this report, the Company’s disclosure controls and procedures were effective.

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

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (GAAP).

As of December 31, 2005, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2005, is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on our financial statements.

Management has excluded from its assessment of internal control over financial reporting at December 31, 2005, twenty-six financial services firms acquired in purchase business combinations during 2005. These firms, each of which is wholly-owned and individually insignificant to the consolidated results of the Company, comprised, in aggregate, 11.7% and 18.4% of consolidated total revenues and consolidated total assets, respectively, for the year ended December 31, 2005. The most significant of these firms, representing 8.0% of consolidated total revenues and 7.4% of consolidated total assets was Highland Capital Holding Corporation.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, was audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on pages F-2 and F-3, which expressed unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information regarding the directors and executive officers of the Company and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the sections captioned “Information About the Company’s Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

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

Item 14. Principal Accounting Fees and Services

The information set forth under the caption “Fees Paid to Independent Registered Public Accounting Firm” in the Proxy Statement is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) List of documents filed as part of this report:

(1) Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm

See Index on page F-1.

(2) Financial Statement Schedules:

Financial statement schedules are omitted as not required or not applicable or because the information is included in the Financial Statements or notes thereto.

(3) List of Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

3.3	By-Laws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

4.2	Form of Second Amended and Restated Stockholders Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

4.3	Form of Lock-up Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.1	Credit Agreement, dated as of June 15, 2005, among National Financial Partners Corp., as Borrower; the several lenders from time to time parties thereto; JP Morgan Chase Bank, N.A., as Administrative Agent; and Bank of America, N.A., successor by merger to Fleet National Bank, as Syndication agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 16, 2005)

10.2a	Employment Agreement, amended and restated as of February 15, 2005, between National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 18, 2005)

10.2b	Notice of Grant of Restricted Stock Units (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 18, 2005)

10.2c	Restricted Stock Unit Agreement, dated as of February 16, 2005, between National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 18, 2005)

10.4	Employment Agreement, effective January 1, 2003, of Robert R. Carter (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-105104) filed on August 8, 2003)

10.5	Lease, dated August 19, 1993, by and between Prentiss Properties Acquisition Partners and NFP Insurance Services, Inc., as amended (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

Exhibit No.	Description
10.6	Agreement of Lease, dated as of September 9, 2004, and letter agreement thereto, dated as of September 28, 2004, by and among The Equitable Life Assurance Society of the United States and Elas Securities Acquisition Corp., as Landlord, and the Company, as Tenant (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.7	Form of Senior Management and NFP Director Lockup Agreement Letter Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-105104) filed on August 22, 2003)

10.8	Form of NFP, NFPSI and NFPISI Employee Lockup Agreement Letter Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-105104) filed on August 22, 2003)

10.9	Amended and Restated 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.10	Amended and Restated 2002 Stock Incentive Plan for Principals and Managers (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.11	Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.12	Amended and Restated 2000 Stock Incentive Plan for Principals and Managers (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.13	Amended and Restated 1998 Stock Incentive Plan for Principals and Managers (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.14a	Form of Notice of Grant of Restricted Stock Units under 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.16a to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.14b	Form of Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.16b to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL FINANCIAL PARTNERS CORP.

Date: March 8, 2006	By:	/s/ JESSICA M. BIBLIOWICZ
	Name:	Jessica M. Bibliowicz
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JESSICA M. BIBLIOWICZ Jessica M. Bibliowicz	President, Chief Executive Officer and Director (Principal executive officer)	March 8, 2006

/s/ MARK C. BIDERMAN Mark C. Biderman	Executive Vice President and Chief Financial Officer (Principal financial officer and principal accounting officer)	March 8, 2006

/s/ STEPHANIE W. ABRAMSON Stephanie W. Abramson	Director	March 8, 2006

/s/ ARTHUR S. AINSBERG Arthur S. Ainsberg	Director	March 8, 2006

/s/ MARC E. BECKER Marc E. Becker	Director	March 8, 2006

/s/ JOHN A. ELLIOTT John A. Elliott	Director	March 8, 2006

/s/ SHARI LOESSBERG Shari Loessberg	Director	March 8, 2006

/s/ KENNETH C. MLEKUSH Kenneth C. Mlekush	Director	March 8, 2006

INDEX TO FINANCIAL STATEMENTS

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of National Financial Partners Corp.:

We have completed integrated audits of National Financial Partners Corp.’s December 31, 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its December 31, 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of National Financial Partners Corp. and its subsidiaries (the “Company”) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded twenty-six financial services subsidiaries (the “firms”) from its assessment of internal control over financial reporting as of December 31, 2005 because the firms were acquired by the Company in purchase business combinations during 2005. We have also excluded the twenty-six firms from our audit of internal control over financial reporting. The firms are wholly-owned subsidiaries whose combined total revenues and combined total assets represent 11.7% and 18.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2005. The most significant of these firms, representing 8.0% and 7.4% of consolidated total revenues and consolidated total assets, respectively, was Highland Capital Holding Corporation.

/s/    PricewaterhouseCoopers LLP

New York, New York

March 8, 2006

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2005 and 2004

(in thousands, except per share amounts)

	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$105,761	$83,103
Cash, cash equivalents and securities purchased under resale agreements in premium trust accounts	52,407	53,692
Commissions, fees and premiums receivable, net	105,572	56,739
Due from principals and/or certain entities they own	6,581	7,130
Notes receivable, net	3,126	5,852
Deferred tax assets	7,559	6,968
Other current assets	11,837	16,207

Total current assets	292,843	229,691
Property and equipment, net	25,790	18,059
Deferred tax assets	17,726	17,937
Intangibles, net	340,969	273,207
Goodwill, net	357,353	281,212
Notes receivable, net	9,735	5,192
Other non-current assets	2,222	1,162

Total assets	$1,046,638	$826,460

LIABILITIES
Current liabilities:
Premiums payable to insurance carriers	$55,047	$51,043
Borrowings	40,000	—
Income taxes payable	14,066	11,301
Deferred tax liabilities	5,053	5,836
Due to principals and/or certain entities they own	76,087	45,328
Accounts payable	19,963	8,589
Dividends payable	5,526	4,104
Accrued liabilities	61,364	59,035

Total current liabilities	277,106	185,236
Deferred tax liabilities	94,958	86,623
Other non-current liabilities	14,889	8,329

Total liabilities	386,953	280,188

Commitments and contingencies (Note 4)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value: Authorized 200,000 shares; none issued	—	—
Common stock, $0.10 par value: Authorized 60,000 shares; 38,282 and 35,303 issued and 36,795 and 34,206 outstanding, respectively	3,822	3,530
Additional paid-in capital	639,885	542,699
Common stock subscribed	—	68
Stock subscription receivable	—	(68)
Retained earnings	67,808	30,000
Treasury stock, 1,422 and 1,090 shares, respectively, at cost	(35,047)	(21,083)
Unearned stock based compensation	(16,783)	(8,874)

Total stockholders’ equity	659,685	546,272

Total liabilities and stockholders’ equity	$1,046,638	$826,460

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

(in thousands, except per share amounts)

	2005	2004	2003
Revenue:
Commissions and fees	$891,446	$639,472	$464,426
Cost of services:
Commissions and fees	247,810	163,781	111,625
Operating expenses	259,859	190,192	150,280
Management fees	208,613	145,073	94,372

Total cost of services (excludes items shown separately below)	716,282	499,046	356,277

Gross margin	175,164	140,426	108,149
Corporate and other expenses:
General and administrative (excludes stock-based compensation)	41,258	35,409	26,262
Stock-based compensation	4,505	1,440	199
Amortization and depreciation	31,524	26,208	21,209
Impairment of goodwill and intangible assets	8,057	4,791	9,932
(Gain) loss on sale of businesses	(6,298)	(145)	1,754

Total corporate and other expenses	79,046	67,703	59,356

Income from operations	96,118	72,723	48,793
Interest and other income	6,426	2,166	1,626
Interest and other expense	(5,531)	(2,782)	(3,580)

Net interest and other	895	(616)	(1,954)

Income before income taxes	97,013	72,107	46,839
Income tax expense	40,831	31,965	23,338

Net income	$56,182	$40,142	$23,501

Earnings per share:
Basic	$1.57	$1.19	$0.81

Diluted	$1.48	$1.10	$0.74

Dividends declared per share	$0.51	$0.42	$0.10

Weighted average shares outstanding:
Basic	35,679	33,688	29,021

Diluted	38,036	36,640	31,725

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2005, 2004 and 2003

(in thousands)

	Common shares outstanding	Par value	Additional paid-in capital	Common stock subscribed	Stock subscription receivable	Retained earnings (deficit)	Treasury stock	Unearned stock-based compensation	Total
Balance at 12/31/02	26,647	$2,731	$312,432	$2,794	$(2,794)	$(16,207)	$(10,857)	$—	$288,099
Common stock issued for acquisitions	1,182	118	23,397	—	—	—	—	—	23,515
Common stock issued for contingent consideration	92	9	1,557	—	—	—	—	—	1,566
Shares issued for common stock subscriptions paid	76	8	766	(774)	774	—	—	—	774
Common stock issued in public offering	4,279	428	85,978	—	—	—	—	—	86,406
Other stock issuances	110	9	1,276	—	—	—	—	—	1,285
Capital contributions	—	—	361	—	—	—	—	—	361
Common stock repurchased	(360)	—	165	—	—	—	(7,976)	—	(7,811)
Issuance of stock-based awards	—	—	52,887	—	—	—	—	(3,346)	49,541
Stock-based awards exercised/lapsed, including tax benefit	96	10	961	—	—	—	—	—	971
Amortization of unearned stock-based compensation, net of cancellations	—	—	—	—	—	—	—	199	199
Cash dividends declared on common stock ($0.10 per share)	—	—	—	—	—	(3,135)	—	—	(3,135)
Net income	—	—	—	—	—	23,501	—	—	23,501

Balance at 12/31/03	32,122	3,313	479,780	2,020	(2,020)	4,159	(18,833)	(3,147)	465,272
Common stock issued for acquisitions	1,179	118	35,477	—	—	—	—	—	35,595
Common stock issued for contingent consideration	309	31	8,892	—	—	—	—	—	8,923
Shares issued for common stock subscriptions paid	175	18	1,934	(1,952)	1,952	—	—	—	1,952
Other stock issuances	1	1	1,168	—	—	—	—	—	1,169
Common stock repurchased	(67)	—	—	—	—	—	(2,250)	—	(2,250)
Issuance of stock-based awards	—	—	7,486	—	—	—	—	(7,162)	324
Stock-based awards exercised/lapsed, including tax benefit	487	49	7,957	—	—	—	—	—	8,006
Amortization of unearned stock-based compensation, net of cancellations	—	—	5	—	—	—	—	1,435	1,440
Cash dividends declared on common stock ($0.42 per share)	—	—	—	—	—	(14,301)	—	—	(14,301)
Net income	—	—	—	—	—	40,142	—	—	40,142

Balance at 12/31/04	34,206	3,530	542,699	68	(68)	30,000	(21,083)	(8,874)	546,272
Common stock issued for acquisitions	1,188	119	45,970	—	—	—	—	—	46,089
Common stock issued for contingent consideration	197	20	7,086	—	—	—	—	—	7,106
Shares issued for common stock subscriptions paid	6	—	68	(68)	68	—	—	—	68
Other stock issuances	117	12	4,356	—	—	—	—	—	4,368
Capital contributions	—	—	20	—	—	—	—	—	20
Common stock repurchased	(332)	—	—	—	—	—	(13,964)	—	(13,964)
Issuance of stock-based awards	—	—	14,464	—	—	—	—	(12,438)	2,026
Stock-based awards exercised/lapsed, including tax benefit	1,413	141	25,246	—	—	—	—	—	25,387
Amortization of unearned stock-based compensation, net of cancellations	—	—	(24)	—	—	—	—	4,529	4,505
Cash dividends declared on common stock ($0.51 per share)	—	—	—	—	—	(18,374)	—	—	(18,374)
Net income	—	—	—	—	—	56,182	—	—	56,182

Balance at 12/31/05	36,795	$3,822	$639,885	$—	$—	$67,808	$(35,047)	$(16,783)	$659,685

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2005, 2004, and 2003

(in thousands)

	2005	2004	2003
Cash flow from operating activities:
Net income	$56,182	$40,142	$23,501
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(5,166)	(5,754)	(4,718)
Stock-based compensation	4,505	1,440	199
Amortization of intangibles	23,708	19,550	16,461
Depreciation	7,816	6,658	4,748
Impairment of goodwill and intangible assets	8,057	4,791	9,932
(Gain) loss on disposal of businesses	(6,298)	(145)	1,754
Other, net	—	1,142	539
(Increase) decrease in operating assets:
Cash, cash equivalents and securities purchased under resale agreements in premium trust accounts	1,285	(12,375)	(15,680)
Commissions, fees and premiums receivable, net	(48,833)	(18,867)	(8,096)
Due from principals and/or certain entities they own	(580)	(544)	(3,292)
Notes receivable, net—current	(1,441)	(390)	(5,035)
Other current assets	4,329	(6,829)	(6,977)
Notes receivable, net—non-current	(4,174)	880	3,315
Other non-current assets	(4,885)	(502)	960
Increase (decrease) in operating liabilities:
Premiums payable to insurance carriers	4,004	11,446	14,510
Income taxes payable	(6,974)	8,373	5,884
Due to principals and/or certain entities they own	32,785	19,940	6,660
Accounts payable	11,374	(633)	(7,362)
Accrued liabilities	6,938	15,788	11,326
Other non-current liabilities	4,591	2,000	1,634

Total adjustments	31,041	45,969	26,762

Net cash provided by operating activities	87,223	86,111	50,263

Cash flow from investing activities:
Proceeds from disposal of subsidiaries	15,567	—	—
Purchases of property and equipment, net	(15,547)	(10,643)	(6,851)
Payments for acquired firms, net of cash, and contingent consideration	(113,109)	(60,235)	(52,331)

Net cash used in investing activities	(113,089)	(70,878)	(59,182)

Cash flow from financing activities:
Repayments of borrowings	(191,200)	(76,600)	(159,540)
Proceeds from borrowings	231,200	76,600	120,090
Proceeds from initial public offering, net of offering costs	—	—	86,406
Proceeds from issuance of common stock	68	1,952	774
Capital contributions	20	—	361
Proceeds from exercise of stock options, including tax benefit	25,387	8,006	971
Payments for treasury stock	—	—	(713)
Dividends paid	(16,951)	(13,332)	—

Net cash provided by (used in) financing activities	48,524	(3,374)	48,349

Net increase in cash and cash equivalents	22,658	11,859	39,430
Cash and cash equivalents, beginning of the year	83,103	71,244	31,814

Cash and cash equivalents, end of the year	$105,761	$83,103	$71,244

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$37,492	$36,058	$22,860

Cash paid for interest	$3,530	$264	$2,286

Non-cash transactions:
See Note 17

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1—Nature of Operations

National Financial Partners Corp. (“NFP”), a Delaware corporation, was formed on August 27, 1998, but did not commence operations until January 1, 1999. The principal business of NFP and Subsidiaries (the “Company”) is the acquisition and management of operating companies it acquires which form a national distribution network that offers financial services, including life insurance and wealth transfer, corporate and executive benefits and financial planning and investment advisory services to the high net-worth and growing entrepreneurial corporate markets. As of December 31, 2005, the Company owned 160 firms located in 41 states and Puerto Rico.

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

The Company enters into a management agreement with principals and/or certain entities they own. Under the management agreement, the principals and/or such entities are entitled to management fees consisting of (1) all future earnings of the acquired business in excess of the base earnings up to target earnings and (2) a percentage of any earnings in excess of target earnings based on the ratio of base earnings to target earnings.

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

Revenue recognition

Insurance and annuity commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. First-year commissions are calculated as a percentage of

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

the first twelve months’ premium on the policy and earned in the year that the policy is originated. In many cases, the Company receives renewal commissions for a period following the first year, if the policy remains in force. The Company also earns commissions on the sale of insurance policies written for benefit programs. The commissions are paid each year as long as the client continues to use the product and maintain its broker of record relationship with the Company. The Company also earns fees for the development and implementation of corporate and executive benefit programs as well as fees for the duration that these programs are administered. Asset-based fees are also earned for administrative services or consulting related to certain benefits plans. Insurance commissions are recognized as revenue, when the following three criteria are met (1) the policy application is substantially complete, (2) the premium is paid, and (3) the insured party is contractually committed to the purchase of the insurance policy. The Company carries an allowance for policy cancellations, which approximated $1.2 million, $1.0 million and $1.2 million as of December 31, 2005, 2004, and 2003, respectively, that is periodically evaluated and adjusted as necessary. Miscellaneous commission adjustments are recorded as they occur. Contingent commissions are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably estimated prior to receipt of the commission. Certain of the Company’s firms may also receive fees for the settlement of life insurance policies. These fees are generally based on a percentage of the settlement proceeds received by their clients, and recognized as revenue when the policy is transferred and the rescission period has ended.

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The computations of basic and diluted earnings per share are as follows:

	For the years ended December 31,
(in thousands, except per share amounts)	2005	2004	2003
Basic:
Net income	$56,182	$40,142	$23,501

Average shares outstanding	35,679	33,681	29,021
Contingent consideration	—	7	—

Total	35,679	33,688	29,021

Basic earnings per share	$1.57	$1.19	$0.81

Diluted:
Net income	$56,182	$40,142	$23,501

Average shares outstanding	35,679	33,681	29,021
Stock held in escrow and stock subscriptions	48	6	330
Contingent consideration	47	208	130
Stock-based compensation	2,262	2,745	2,244

Total	38,036	36,640	31,725

Diluted earnings per share	$1.48	$1.10	$0.74

Antidilutive securities that were excluded from the computation of diluted earnings per share for the year ended December 31, 2004 was less than 0.1 million shares. For the years ended December 31, 2005 and 2003, the Company did not have any securities considered antidilutive.

Use of estimates

The preparation of the consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

Business segments

The Company operates in one business segment, within the financial services industry. The Company does not have available the discrete financial information as to revenues by each product or service.

Net capital

Certain subsidiaries of NFP are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1 of the Securities Exchange Act of 1934, as amended), which requires the maintenance of minimum net capital. As of December 31, 2005, these subsidiaries had aggregate net capital of $12.7 million, which was $7.3 million in excess of aggregate minimum net capital requirements of $5.4 million. These subsidiaries do not carry customer accounts and are not subject to the reserve requirements as stated in SEC Rule 15c3-3.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

Stock-based compensation

The Company is authorized under the Amended and Restated 1998, 2000 and 2002 Stock Incentive Plans (the “fixed plans”), and the Amended and Restated 2000 and 2002 Stock Incentive Plans for Principals and Managers to grant options, stock appreciation rights, restricted stock, restricted stock units and performance units, to officers, employees, Principals and/or certain entities they own, independent contractors, consultants, non-employee directors and certain advisory board members.

Prior to January 1, 2003, the Company accounted for awards (stock options) issued in connection with those plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Stock-based employee compensation costs included in net income for periods prior to January 1, 2003 reflect stock options granted under those plans that had an exercise price less than the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Standards (“SFAS”) No. 123, in accordance with SFAS No. 148, and adopted the Prospective method for transition. Awards granted under the Company’s plans vest over periods of up to five years. Therefore, the cost related to stock based employee compensation included in the determination of net income as of December 31, 2005, 2004 and 2003 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

	For the years ended December 31,
(in thousands, except per share amounts)	2005	2004	2003
Net income, as reported	$56,182	$40,142	$23,501
Add stock-based employee expense included in reported net income, net of tax	15	75	124
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(470)	(1,023)	(2,031)

Pro forma net income	$55,727	$39,194	$21,594

Earnings per share:
Basic—as reported	$1.57	$1.19	$0.81

Basic—pro forma	$1.56	$1.16	$0.74

Diluted—as reported	$1.48	$1.10	$0.74

Diluted—pro forma	$1.47	$1.07	$0.68

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

Goodwill and other intangible assets

Goodwill represents the excess of costs over the fair value of net assets of businesses acquired. The Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

indefinite useful life are not amortized, but instead are tested for impairment, at least annually, in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

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

Goodwill and intangible assets not subject to amortization are tested at least annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the intangible asset might be impaired. The Company generally performs its impairment test on a quarterly basis. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. For the years ended December 31, 2005, 2004 and 2003, the Company recorded impairment losses of $8.1 million, $4.8 million and $9.9 million, respectively, related to goodwill and intangible assets, which is reflected in the consolidated statements of income.

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

Fair value of financial instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires that the Company disclose estimated fair values for its financial instruments. The fair value of notes receivable, commissions, fees and premiums receivable, accounts payable, accrued liabilities, borrowings and other assets are considered to approximate their carrying amount because they are (i) short term in nature and/or (ii) carry interest rates which are comparable to market based rates.

Recently issued accounting standards

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised), “Share-Based Payment” (“SFAS 123R”). SFAS 123R eliminates the intrinsic value method under APB 25 as an alternative method of accounting for stock-based awards. SFAS 123R also revises the value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock–based awards and clarifies SFAS 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

liability and attributing compensation cost to reporting periods. In addition, SFAS 123R amends SFAS No. 95, “Statement of Cash Flows”, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. In April 2005, the Securities and Exchange Commission amended the required adoption date of SFAS 123R, which is effective for public companies at the beginning of the next fiscal year instead of the first interim or annual period beginning after June 15, 2005. The Company will adopt SFAS 123R on January 1, 2006 and expects the results of the adoption of this standard will not differ materially from the pro forma disclosures as described above.

Note 3—Property and Equipment

The following is a summary of property and equipment,

	For the years ended December 31,
(in thousands)	2005	2004
Furniture and fixtures	$10,691	$9,956
Computers and software	28,549	20,706
Office equipment	4,479	3,653
Leasehold improvements	10,091	7,485
Other	516	114

	54,326	41,914
Less: Accumulated depreciation and amortization	(28,536)	(23,855)

	$25,790	$18,059

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $7.8 million, $6.7 million and $4.7 million, respectively. In connection with the relocation of the Company’s headquarters, approximately $2.0 million of property and equipment, net, were disposed of during 2004. Depreciation expense for acquired firms totaled $5.3 million, $5.1 million and $3.9 million for the year ended December 31, 2005, 2004 and 2003, respectively. These amounts have been included in a separate line item within Corporate and other expenses and have been excluded from Cost of services.

Note 4—Commitments and Contingencies

Legal matters

In the ordinary course of business, the Company is involved in lawsuits and other claims. Management considers these lawsuits and claims to be without merit and the Company intends to defend them vigorously. Management believes that the resolution of these lawsuits or claims will not have a material adverse impact on the Company’s consolidated financial position. In addition, the sellers of firms to the Company typically indemnify the Company for loss or liability resulting from acts or omissions occurring prior to the acquisition, whether or not the sellers were aware of these acts or omissions. Several of the existing lawsuits and claims have triggered these indemnity obligations.

During 2004, several of the Company’s firms received subpoenas and other informational requests from governmental authorities, including the New York Attorney General’s Office, seeking information regarding compensation arrangements, any evidence of bid rigging and related matters. The Company has cooperated and will continue to cooperate fully with all governmental agencies.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

In March 2006, the Company received a subpoena from the New York Attorney General’s Office seeking information regarding life settlement transactions. One of the Company’s subsidiaries received a subpoena seeking the same information. The Company intends to cooperate fully with the Attorney General’s investigation. The investigation, however, is ongoing and the Company is unable to predict the investigation’s outcome.

It is possible that lawsuits will be filed against the Company, including additional complaints with claims arising from the types of conduct alleged in the New York Attorney General’s civil complaint against Marsh & McLennan Companies, Inc., primarily relating to bid rigging. The Company’s ultimate liability, if any, in connection with pending and possible future lawsuits is uncertain and subject to contingencies that are not yet known.

Credit risk

NFP Securities, Inc., the Company’s broker-dealer subsidiary (“NFPSI”), clears all of its securities transactions through clearing brokers on a fully disclosed basis. Pursuant to the terms of the agreements between NFPSI and the clearing brokers, the clearing brokers have the right to charge NFPSI for losses that result from a counterparty’s failure to fulfill its contractual obligations. This right applies to all trades executed through its clearing brokers, and therefore NFPSI believes there is no maximum amount assignable to this right. At December 31, 2005 and 2004, NFPSI had recorded no liabilities for this right.

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

The Company maintains its cash in bank depository accounts, which, at times, may exceed federally insured limits. The Company selects depository institutions based, in part, upon management’s review of the financial stability of the institutions. At December 31, 2005 and 2004, a significant portion of cash and cash equivalents were held at a single institution.

Option incentive programs

Principals and certain employees of the Company’s acquired firms were eligible to participate in two option incentive programs.

Under the original option incentive program, principals and certain employees of 27 firms (certain acquisitions that closed during the period from January 1, 1999 to October 1, 1999) were eligible to receive option grants with a $10.00 strike price based on each such firm’s growth in earnings over a three-year measurement period.

The second option program was open to principals and certain employees of 40 firms (certain acquisitions that closed during the period from April 1, 1999 to October 31, 2000). Under this program, principals and certain

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

employees of these firms were eligible to receive option grants at the fair market value of NFP’s common stock at the time the options are granted based on their firm’s growth in earnings over a three-year measurement period. Both option incentive programs expired and all options earned under the programs have been granted.

For the year ended December 31, 2003, previous accruals related to these programs were reduced by $(2.1) million. The reduction of this accrual offset expense of $1.8 million recorded in connection with the option incentive programs.

Contingent consideration arrangements

As discussed in Note 2, contingent consideration is recorded when the outcome of the contingency is determinable beyond a reasonable doubt. Contingent consideration paid to the former owners of the firms is considered to be additional purchase consideration. The maximum contingent consideration which could be payable as purchase consideration consists of the following:

(in thousands)	2006	2007	2008
Purchase consideration	$69,713	$105,775	$75,520

Performance incentive program

Effective January 1, 2002, the Company established an ongoing performance incentive plan for principals having completed their contingent consideration period or option incentive plan eligibility. The ongoing bonus plan pays out an increasing proportion of incremental earnings based on growth in earnings above an incentive target. The plan has a three-year measuring period and rewards growth above the prior period’s average earnings or prior incentive target, whichever is higher. However, once a firm reaches average applicable earnings in a three-year period equal to or in excess of 35% compound annual growth over its original target, the new incentive target is fixed at the original target compounded at a 35% rate over three years. If the principal does not receive an option grant, contingent consideration or incentive payment in a prior period, the incentive target remains unchanged. As illustrated by the chart set forth below, the bonus is structured to pay the principal 5% to 40% of NFP’s share of incremental earnings from growth.

Three-year Average Growth Rate	% of NFP’s Share of Growth in Earnings Paid to Principal(s)
Less than 10%	0.0%
10%–14.99%	5.0%
15%–19.99%	20.0%
20%–24.99%	25.0%
25%–29.99%	30.0%
30%–34.99%	35.0%
35%+	40.0%

Principals may elect to receive the incentive payment in cash, the Company’s common stock or any combination thereof. For incentive periods beginning on or after January 1, 2005, the amount of common stock the principals may receive as an incentive payment is subject to a minimum of 30% and a maximum of 50%. The number of shares of common stock that a principal will receive is determined by dividing the dollar amount of the incentive to be paid in stock by the average of the closing price of the Company’s common stock on the twenty trading days up to and including the last day of the incentive period. In addition to the incentive payment, the principals will receive $0.50 in cash for every $1.00 of the incentive payment that the principal elects to receive in the Company’s common stock.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

For the years ended December 31, 2005, 2004 and 2003, the Company recorded performance incentive expense of $13.7 million, $6.7 million and $2.4 million, respectively, which is included in management fee expenses in the consolidated statements of income. The Company accrues this incentive assuming 100% of the incentive is paid in cash.

Leases

The Company rents office space under operating leases with various expiration dates. Future minimum lease commitments under these operating leases as of December 31, 2005 are as follows:

(in thousands)
2006	$16,179
2007	14,567
2008	12,219
2009	9,629
2010	7,863
Thereafter and through 2018	18,440

Total minimum lease payments	$78,897

Rent expense for the years ended December 31, 2005, 2004 and 2003, approximated $18.2 million, $14.6 million, and $12.7 million, respectively. In connection with an acquisition during 2005, the Company remains secondarily liable on three assigned leases. The maximum potential of undiscounted future payments is $1.8 million as of December 31, 2005. Lease options dates vary with some extending to 2011.

Letter of credit

The Company’s $175 million credit facility provides for the issuance of letters of credit of up to $10 million on the Company’s behalf, provided that, after giving effect to the letters of credit, the Company’s available borrowing amount is greater than zero. As of December 31, 2005, the Company was contingently obligated for letters of credit in the amount of $1.3 million.

The Company’s previous $90 million credit facility provided for the issuance of letters of credit on the Company’s behalf, provided that, after giving effect to the letters of credit, the Company’s available borrowing amount was greater than zero. The maximum amount issuable under letters of credit that was permitted by the Company’s previous credit facility was $10 million. As of December 31, 2004, the Company was contingently obligated for letters of credit in the amount of $1.8 million.

Escrows

At December 31, 2005, the Company escrowed 0.1 million shares of NFP’s common stock as part of the acquisition of certain firms. The Company released these shares as certain performance targets were met. These shares were not reflected as outstanding in the Company’s financial statements, though they were included in the calculation of weighted average diluted shares. At December 31, 2004, there were no shares held in escrow.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 5—Cost of Services: Operating Expenses

Cost of services: operating expenses consist of the following:

	For the years ended December 31,
(in thousands)	2005	2004	2003
Compensation and related	$152,883	$110,051	$87,345
General and administrative	106,976	80,141	62,935

Total	$259,859	$190,192	$150,280

Included in other general and administrative expenses are occupancy costs, professional fees, information technology, insurance and client services. Depreciation and stock-based compensation expense are excluded from cost of services-operating expenses and included as separate line items within corporate and other expenses.

Note 6—Corporate General and Administrative Expenses

Corporate general and administrative expenses consist of the following:

	For the years ended December 31,
(in thousands)	2005	2004	2003
Compensation and benefits	$17,893	$15,196	$14,823
Other	23,365	20,213	11,439

Total	$41,258	$35,409	$26,262

Included in other expenses are occupancy costs, professional fees, information technology, insurance and firm services.

Note 7—Notes Receivable, net

Notes receivable consists of the following:

	For the years ended December 31,
(in thousands)	2005	2004
Notes receivable from Principals and/or certain entities they own	$9,598	$9,971
Other notes receivable	6,235	4,289

	15,833	14,260

Less: allowance for uncollectible notes	(2,972)	(3,216)

Total notes receivable, net	$12,861	$11,044

Notes receivable bear interest at rates typically between 5% and 10% (with a weighted average of 6.8%) (December 31, 2005), and 5% and 8% (with a weighted average of 6.5%) (December 31, 2004), and mature at various dates between January 1, 2006 and January 1, 2012 (December 31, 2005), and between April 1, 2005 and December 31, 2008 (December 31, 2004). Notes receivable from Principals and/or certain entities they own are taken on a full recourse basis to the Principal and/or such entity.

Note 8—Accrued liabilities

Accrued liabilities consists of the following:

	For the years ended December 31,
(in thousands)	2005	2004
Contingent consideration payable	$7,081	$15,468
Performance incentive programs	18,555	13,947
Incentive compensation payable	15,457	9,743
Other	20,271	19,877

Total accrued liabilities	$61,364	$59,035

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 9—Borrowings

On June 15, 2005, the Company entered into a $175 million credit facility with JPMorgan Chase Bank, N.A., as administrative agent, Bank of America, N.A., as syndication agent, and a syndicate of lenders. This credit facility replaced the Company’s previous $90 million credit facility and is used to finance acquisitions and fund general corporate purposes.

Borrowings under the Company’s credit facility bear interest, at the Company’s election, at a rate per annum equal to (i) at any time when the Company’s consolidated leverage ratio is greater than or equal to 1.5 to 1, the ABR plus 0.5% or the Eurodollar Rate plus 1.5% and (ii) at any time when the Company’s consolidated leverage ratio is less than 1.5 to 1, the ABR plus 0.25% or the Eurodollar Rate plus 1.25%. As used in the credit agreement, “ABR” means, for any day, the greater of (i) the rate of interest per annum publicly announced by JPMorgan Chase Bank, N.A. as its prime rate in effect for such day at its principal office in New York City, and (ii) the federal funds effective rate in effect on such day plus 0.5%.

The Company’s credit facility is structured as a revolving credit facility and is due on June 15, 2008, unless the Company elects to convert the credit facility to a term loan, in which case it will amortize over one year, with a principal payment due on December 15, 2008 and a final maturity on June 15, 2009. The Company’s obligations under its credit facility are collateralized by all of the Company’s and its subsidiaries’ assets. Up to $10 million of the Company’s credit facility is available for the issuance of letters of credit. The Company’s credit facility contains various customary restrictive covenants that prohibit the Company and its subsidiaries from, subject to various exceptions and among other things, (i) incurring additional indebtedness or guarantees, (ii) creating liens or other encumbrances on property or granting negative pledges, (iii) entering into a merger or similar transaction, (iv) selling or transferring certain property, (v) declaring dividends or making other restricted payments, and (vi) making investments. In addition to the foregoing, the credit facility contains financial covenants requiring the Company to maintain a minimum interest coverage ratio and a maximum consolidated leverage ratio.

At December 31, 2005 the combined year-to-date weighted average interest rate for both credit facilities was 6.0%. The weighted average of its previous credit facility at December 31, 2004 was 5.25%.

The Company had a balance of $40 million under its credit facility as of December 31, 2005 and had no outstanding balance under its previous credit facility at December 31, 2004. At December 31, 2005, management believes the Company was in compliance with all covenants under the credit facility.

The Company’s previous borrowings were made under a bank line that was structured as a revolving credit facility and was due on September 14, 2005 unless the Company elected to convert the credit facility to a term loan, at which time it would have amortized over one year, with a principal payment due on March 14, 2006 and with a final maturity on September 14, 2006. In June 2005, the Company entered into a credit facility and terminated its bank loan.

Note 10—Retirement and Pension Plans

Effective January 1, 2001, the Company established the National Financial Partners Corp. 401(k) Plan (the “Plan”) under Section 401(k) of the Internal Revenue Code. The Company matches employee contributions at a rate of 50%, up to six percent of eligible compensation. Amounts charged to expense relating to the Plan were $2.9 million, $1.8 million, and $1.5 million, for the years ended December 31, 2005, 2004 and 2003, respectively.

Certain subsidiaries have established 401(k), profit sharing, or self-employment plans covering eligible employees. These plans operate under special transition rules that expire on the last day of the plan year

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

following the plan year in which the acquisition occurred. During the years ended December 31, 2005, 2004 and 2003, total expenses related to the subsidiaries’ plans were not material to the consolidated financial statements.

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

During the years ended December 31, 2005, 2004 and 2003, the Company issued approximately 3.0 million, 1.9 million, and 5.8 million shares of common stock, respectively. The Company issued approximately 1.2 million, 1.2 million, and 1.2 million of these shares in connection with the acquisition of firms in 2005, 2004 and 2003, respectively.

As of December 31, 2005, the Company escrowed 0.1 million shares of NFP’s common stock as part of the acquisition of certain firms.

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

In June 2000, the Company issued 49,091 shares to certain independent contractors in exchange for notes receivable of approximately $0.5 million. These notes bear interest at a rate of 7%, are collateralized by such independent contractors’ shares and are due 20% per year through July 2005. During 2005, 2004 and 2003, 6,182 shares, 6,181 shares and 17,091 shares, respectively, were paid for and outstanding. The note was fully satisfied during 2005 and all shares were paid for and outstanding.

In March 2001, the Company issued 98,256 shares to officers of the Company in exchange for notes totaling $1.7 million that mature in March 2006. These notes bear interest at a rate of 5.07%, and are collateralized by

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

such executives’ shares of NFP’s common stock, whether acquired directly or under options currently granted or hereafter issued. During 2004, 26,828 shares were paid for and outstanding. As of December 31, 2004, all notes were fully satisfied and all shares were paid for and outstanding.

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

Stock options granted under these plans may be granted with or without stock appreciation rights and generally will have a term of 10 years. Generally, stock options granted under the 2002 Stock Incentive Plan will be subject to a vesting period from three to five years and stock options granted under the 2002 Stock Incentive Plan for Principals and Managers will be exercisable immediately upon grant. As of December 31, 2005, 2,826,685 shares remain authorized and unissued.

2000 Stock Incentive Plan and 2000 Stock Incentive Plan for Principals and Managers

NFP adopted the 2000 Stock Incentive Plan and the 2000 Stock Incentive Plan for Principals and Managers, effective May 15, 2000. A maximum of 1,600,000 shares of the Company’s common stock is reserved for issuance under each plan, subject to adjustments for stock splits and similar events. All other terms and conditions are substantially similar to those of the 2002 Stock Incentive Plan and 2002 Stock Incentive Plan for Principals and Managers described above. As of December 31, 2005, 170,747 shares remain authorized and unissued.

1998 Stock Incentive Plan

NFP adopted the 1998 Stock Incentive Plan, effective October 26, 1998. A maximum of 1,600,000 shares of the Company’s common stock is reserved for issuance under the plan, subject to adjustments for stock splits and similar events. All other terms and conditions are substantially similar to those of the 2002 Stock Incentive Plan described above. As of December 31, 2005, 65,600 shares remain authorized and unissued.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Shares available for future grants under all existing stock incentive plans totaled 3,063,032 as of December 31, 2005.

Restricted Stock Awards

The Company has granted awards in the form of restricted common stock or in the right to receive unrestricted shares of common stock in the future (“restricted stock units”). Restricted stock units are generally subject to a vesting period from 0 to 10 years from the date of grant.

The following table sets forth activity relating to the Company’s restricted stock units for the years ended December 31,

(in thousands)	2005	2004
Restricted stock units at beginning of year	164	—
Granted	324	164
Conversions to common stock	(57)	—
Canceled	(6)	—

Restricted stock units at end of year	425	164

Stock Options Awards

The Company has granted awards in the form of stock options. Stock option awards to employees are subject to a vesting period from 3 to 5 year period. Stock option awards to principals pursuant to the option incentive programs were fully vested upon grant.

The following table sets forth activity relating to the Company’s stock options:

	For the years ended December 31,
	2005		2004		2003
(options in thousands)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	6,208	$13.01	6,593	$12.46	4,998	$11.10
Granted	26	$33.85	155	$31.23	1,735	$20.96
Exercised	(1,373)	$12.06	(487)	$11.82	(97)	$10.04
Canceled	(63)	$22.11	(53)	$18.73	(43)	$16.08

Outstanding at end of year	4,798	$13.27	6,208	$13.01	6,593	$12.46

Options exercisable at year end	4,406	$12.33	5,478	$11.74	5,452	$11.25

The following is a summary of the information concerning currently outstanding and exercisable options as of December 31, 2005 (options in thousands):

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$10.00–$19.99	3,762	5.1	$10.68	3,701	$10.56
$20.00–$29.99	926	7.3	$21.29	677	$21.01
$30.00–$39.99	110	8.7	$34.41	28	$35.18

Total	4,798			4,406

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Components of the Company’s stock-based compensation expense (net of cancellations) are presented below:

	For the years ended December 31,
(in thousands)	2005	2004	2003
Restricted stock	$3,584	$238	$—
Stock options	921	1,202	199

Total	$4,505	$1,440	$199

For the year ended December 31, 2005, 2004 and 2003, in accordance with APB Opinion No. 25, the Company recognized stock-based compensation expense of less than $0.1 million, $0.1 million and $0.2 million, respectively, for stock options granted prior to January 1, 2003 to employees with a strike price that was below the fair value of NFP’s stock at the date of grant. This expense is included in stock-based compensation expense.

Stock-based compensation expense for stock awards to employees of acquired firms totaled $1.1 million, $0.2 million and $0.1 million for 2005, 2004 and 2003, respectively. These amounts are included in stock-based compensation expense and have been excluded from cost of services.

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

In accordance with SFAS No. 123, the Company recorded stock-based compensation expense equal to the fair value of the options on the date of grant based on the Black-Scholes option-pricing model. The weighted average fair values of the options granted and weighted average assumptions are as follows:

	For the years ended December 31,
	2005	2004	2003
Weighted average fair value options granted	$13.75	$8.13	$5.60
Assumptions used:
Expected volatility	27%	27%	27%
Risk-free interest rate	3.87%	3.54%	3.28%
Expected life	5 years	5 years	5 years
Dividend yield	1.21%	1.32%	1.74%

Note 13—Income taxes

The components of the consolidated income tax provision are shown below,

	For the years ended December 31,
(in thousands)	2005	2004	2003
Current income taxes:
Federal	$38,695	$35,650	$21,199
State and local	7,302	2,069	6,857

Total	$45,997	$37,719	$28,056

Deferred income taxes:
Federal	$(4,085)	$(6,876)	$(3,885)
State and local	(1,081)	1,122	(833)

Total	$(5,166)	$(5,754)	$(4,718)

Provision for income taxes	$40,831	$31,965	$23,338

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

	For the years ended December 31,
(in thousands)	2005	2004	2003
Income before income taxes	$97,013	$72,107	$46,839

Provision under U.S. tax rates	$33,955	$25,237	$16,394
Increase resulting from:
Nondeductible goodwill amortization	708	696	1,933
State and local income taxes, net of federal benefit	4,436	1,507	3,087
Adjustments to deferred tax assets and liabilities	336	2,877	—
Restructure of certain management contracts	1,677	—	—
Other	(281)	1,648	1,924

Income tax expense	$40,831	$31,965	$23,338

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of the assets and liabilities. They are measured by applying the enacted tax rates and laws in effect for the years in which such differences are expected to reverse. The significant components of the Company’s deferred tax assets and liabilities at December 31 are as follows:

	For the years ended December 31,
(in thousands)	2005	2004
Deferred tax assets:
Stock-based compensation	$13,225	$17,403
Accrued liabilities and reserves	9,036	5,062
Other	3,024	2,440

Gross deferred tax assets	25,285	24,905
Valuation allowance	—	—

Deferred tax assets	$25,285	$24,905

Deferred tax liabilities:
Goodwill and intangible assets	$(95,337)	$(88,044)
Deferred state taxes	(2,820)	(2,441)
Other	(1,854)	(1,974)

Gross deferred tax liabilities	$(100,011)	$(92,459)

Net deferred tax liability	$(74,726)	$(67,554)

Note 14—Related Party Transactions

As part of the management agreement, the Company generally advances management fees to principals and/or certain entities they own on a monthly basis. At the end of each quarter, the Company records the contractual amount due to and from principals and/or certain entities they own. At December 31, 2005 and 2004, amounts due to principals and/or certain entities they own totaled $76.1 million and $45.3 million, respectively, and the amounts due from principals and/or certain entities they own totaled $6.6 million and $7.1 million, respectively. Amounts earned by the principals and/or certain entities they own are represented as management fees on the consolidated statements of income.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Promissory Note

In April 2002, the Brenda Blythe Trust, a stockholder that holds more than 5% beneficial ownership, pledged 116,086 shares of NFP’s common stock to the Company pursuant to a pledge agreement. This stock was pledged as collateral to secure a promissory note delivered to the Company by Brown Bridgman Management Company, LLC and its principal in the amount of $2,321,718, which note represents overadvanced management fees. The settlor of the Brenda Blythe Trust is the principal of Brown Bridgman Management Company, LLC. In January 2005, the Brenda Blythe Trust exchanged 61,034 shares of the Company’s common stock to repay the note in full. The Brenda Blythe Trust was the sole stockholder of a firm the Company acquired in 1999.

Note 15—Acquisitions and Divestitures

During 2005, the Company acquired 26 firms that offer life insurance and wealth transfer, corporate and executive benefits and other financial services to high net-worth individuals and growing entrepreneurial companies. These acquisitions allowed NFP to expand into desirable geographic locations, further extend its presence in the insurance services industry and increased the volume of services currently provided.

In connection with an acquisition, the Company recognized institutional customer relationships as a new intangible asset during 2005. Institutional customer relationships consist of relationships with institutions such as banks, wire houses, regional broker dealers and CPA networks. The value of the asset is derived from recurring income generated from these institutional customers in place at the time of the acquisition, net of an allocation of expenses and is assumed to decrease over the life of the asset due to attrition of the institutional relationships acquired. Institutional customer relationships are being amortized using the straight-line method over an 18-year period.

The purchase price, including direct costs, associated with acquisitions accounted for as purchases and the allocations thereof, are summarized as follows:

	For the years ended December 31,
(in thousands)	2005	2004	2003
Consideration:
Cash	$110,552	$63,027	$50,658
Common stock	46,089	35,595	23,515
Other	5,632	558	2,004

Totals	$162,273	$99,180	$76,177

Allocation of purchase price:
Net tangible assets	$1,578	$9,111	$3,216
Cost assigned to intangibles:
Book of business	14,800	21,809	19,366
Management contracts	67,631	40,502	29,845
Trade name	4,470	702	565
Institutional customer relationships	15,700	—	—
Goodwill	58,094	27,056	23,185

Totals	$162,273	$99,180	$76,177

The price per share of common stock paid by the Company in such acquisitions before the Company’s initial public offering was set by NFP’s Board of Directors taking into account various factors including current and expected future earnings of the Company and the valuations of the publicly traded stock of companies

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

similar to the Company. Subsequent to its initial public offering, the price per share paid by the Company was based upon an average fair market value of the Company’s publicly traded common stock over a specified period of time prior to the closing date of the acquisition.

In connection with the 26 acquisitions, the Company has contingent obligations based upon the future earnings of the acquired entities that are not included in the purchase price that was recorded for these acquisitions at the date of acquisition. Future payments made under this arrangement will be recorded as an adjustment to purchase price when the contingencies are settled. As of December 31, 2005, the maximum amount of contingent obligations for the 26 firms, which is largely based on growth in earnings, was $118.8 million.

As of December 31, 2005 the Company has capitalized approximately $5.6 million and $6.2 million relating to contingent consideration for firms acquired in 2004 and 2003, respectively. The Company has not capitalized any amounts relating to contingent consideration for firms acquired in 2005.

In connection with the 26 acquisitions, the Company expects approximately $35.8 million of goodwill to be deductible over 15 years for tax purposes.

The following table summarizes the required disclosures of the unaudited pro forma combined entity, as if the acquisitions occurred at the beginning of the years in which they were acquired.

	For the years ended December 31,
(in thousands, except per share amounts)	2005	2004
Revenue	$925,230	$768,683
Income before income taxes	$96,694	$91,436
Net income	$55,997	$50,908
Earnings per share—basic	$1.57	$1.46
Earnings per share—diluted	$1.47	$1.34

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred at January 1, 2005 and 2004, respectively, nor is it necessarily indicative of future operating results.

Divestitures with Principals

During 2003, the Company sold three subsidiaries, one in exchange for 8,427 shares of NFP’s common stock with a value of $0.2 million, one in exchange for cash and property of $0.3 million and 20,807 shares of NFP’s common stock with a value of $0.5 million, and the other for cash of $0.3 million and 22,476 shares of NFP’s common stock with a value of $0.5 million. During 2004, the Company sold one subsidiary in exchange for cash of $0.1 million, a promissory note of $0.7 million, and 29,788 shares of NFP’s common stock with a value of $0.9 million. In 2003, loss from the disposal of subsidiaries totaled $1.8 million. During 2005, the Company sold four subsidiaries, one in exchange for cash and a promissory note of $2.0 million and 64,291 shares of NFP’s common stock with a value of $3.4 million, one in exchange for a promissory note of $0.1 million and 1,829 shares of NFP’s common stock with a value of $0.1 million, one in exchange for 25,507 shares of NFP’s common stock with a value of $1.0 million, the other for 889 shares of NFP’s common stock with a value of less than $0.1 million. In 2005 and 2004, the gain from disposal of subsidiaries was $6.3 million and $0.1 million, respectively. In 2003 the loss on disposal of subsidiaries was $1.8 million.

The price paid per share of common stock received by the Company in such dispositions was the same price per share at which stock was being issued at the same time for new acquisitions consummated by the Company

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

Note 16—Goodwill and other intangible assets

Goodwill

The changes in the carrying amount of goodwill are as follows:

	For the years ended December 31,
(in thousands)	2005	2004
Balance as of January 1,	$281,212	$218,002
Goodwill acquired during the year, including goodwill acquired related to the deferred tax liability of $20,107 (2005) and $12,729 (2004)	78,200	39,785
Contingent consideration payments, firm disposals, firm restructures and other	926	25,810
Impairment of goodwill	(2,985)	(2,385)

Balance as of December 31,	$357,353	$281,212

Acquired intangible assets

	As of December 31,
	2005		2004
(in thousands)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortizing identified intangible assets:
Book of business	$127,222	$(47,429)	$118,427	$(38,310)
Management contracts	277,598	(39,449)	225,449	(35,997)
Institutional customer relationships	15,700	(654)	—	—

Total	$420,520	$(87,532)	$343,876	$(74,307)

Non-amortizing intangible assets:
Goodwill	$370,083	$(12,730)	$296,417	$(15,205)
Trade name	8,121	(140)	3,834	(196)

Total	$378,204	$(12,870)	$300,251	$(15,401)

In connection with an acquisition, the Company recognized institutional customer relationships as a new intangible asset during 2005. Institutional customer relationships consist of relationships with institutions such as banks, wire houses, regional broker dealers and CPA networks. The value of the asset is derived from recurring income generated from these institutional customers in place at the time of the acquisition, net of an allocation of expenses and is assumed to decrease over the life of the asset due to attrition of the institutional relationships acquired. Institutional customer relationships are being amortized using the straight-line method over an 18-year period.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Company defines book of business as the acquired firm’s existing customer relationships that provide a significant source of income through recurring revenue over the course of the economic life of the relationships.

Aggregate amortization expense for amortizing intangible assets for the year ended December 31, 2005, 2004 and 2003 was $23.7 million, $19.6 million and $16.5 million, respectively. Intangibles related to book of business, management contracts and institutional customer relationships are being amortized over a 10-year, 25-year period and 18 year period respectively. Estimated amortization expense for each of the next five years is $25.1 million per year. Estimated amortization expense for each of the next five years will change primarily as the Company continues to acquire firms.

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

Impairments were identified among, eight, seven and five firms for the years ended December 31, 2005, 2004 and 2003, respectively. The Company compared the carrying value of each firm’s long-lived assets (book of business and management contract) to an estimate of their respective fair value. The fair value is based upon the amount at which the long-lived assets could be bought or sold in a current transaction between the Company and its principals, and or the present value of the assets’ future cash flow. Based upon this analysis, the following impairments of amortizing intangible assets were recorded (in thousands):

	Impairment loss as of December 31,
	2005	2004	2003
Amortizing identified intangible assets:
Management Contract	$3,432	$2,152	$4,158
Book of Business	1,569	191	—
Institutional customer relationships	—	—	—

Total	$5,001	$2,343	$4,158

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

	Impairment loss as of December 31,
	2005	2004	2003
Non-amortizing intangible assets:
Trade name	$71	$63	$107
Goodwill	2,985	2,385	5,667

Total	$3,056	$2,448	$5,774

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The total impairment of goodwill and intangible assets recognized in the consolidated statements of income for the years ended December 31, 2005, 2004 and 2003, was $8.1 million, $4.8 million and $9.9 million, respectively.

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

Note 17—Non-cash transactions

The following are non-cash activities,

	For the years ended December 31,
(in thousands)	2005	2004	2003
Stock issued as consideration for acquisitions	$46,089	$35,595	$23,515
Net assets acquired in connection with acquisitions	1,578	9,111	3,216
Stock held in escrow	2,481	—	—
Stock issued as incentive compensation	4,368	25	747
Restricted stock units issued as incentive compensation	2,026	—	—
Stock issued for contingent consideration	7,106	8,923	1,566
Stock repurchased, note receivable and satisfaction of an accrued liability in connection with divestitures of acquired firms	4,505	947	1,348
Stock repurchased, note receivable and satisfaction of an accrued liability in exchange for the restructure of an firm	7,511	993	1,449
Stock repurchased to satisfy note receivable, due from principals and/or certain entities they own and other assets	1,948	310	4,146
Excess tax benefit from stock options exercised	9,739	2,242	406

Note 18—Quarterly Financial Data (Unaudited)

The quarterly results of operations are summarized below:

(in thousands, except per share amounts)	December 31	September 30	June 30	March 31
2005
Commissions and fees revenue	$290,367	$235,699	$204,766	$160,614
Gross margin	47,952	49,505	46,515	31,192
Net income	21,096	16,868	12,389	5,829
Earnings per share:
Basic	$0.57	$0.47	$0.35	$0.17
Diluted	$0.54	$0.44	$0.32	$0.16
2004
Commissions and fees revenue	$203,549	$153,304	$151,687	$130,932
Gross margin	44,419	34,414	34,848	26,745
Net income	11,984	11,139	10,158	6,861
Earnings per share:
Basic	$0.35	$0.33	$0.30	$0.21
Diluted	$0.32	$0.30	$0.28	$0.19

During the fourth quarter of 2005, the Company transitioned to a single methodology for both calculating and paying management fees. As part of this transition process, the Company recognized an additional $6.1 million of management fee expense.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 19—Subsequent events

Acquisitions

Subsequent to December 31, 2005 and through March 8, 2006, the Company completed ten acquisitions (including two sub-acquisitions). The acquisition consideration paid was a combination of cash, common stock, and assumption of debt. The payments by NFP for the eight acquired firms included approximately $37.0 million in cash, the issuance of approximately 355,000 shares of NFP common stock, and the assumption of approximately $0.6 million of debt. NFP’s share of the two sub-acquisitions’ purchase price was approximately $2.6 million in cash. NFP has also entered into a definitive agreement to acquire its eleventh firm of the year. In connection with this agreement NFP anticipates acquisition consideration to be paid to include approximately $6.4 million cash and the anticipated issuance of approximately 47,000 shares of NFP common stock.

Dividends

On February 15, 2006, the Company’s Board of Directors declared a $0.15 per share of common stock quarterly cash dividend. The dividend will be payable on April 7, 2006 to stockholders of record at the close of business on March 17, 2006.