Form 10-Q
period 2006-03-31
NATIONAL FINANCIAL PARTNERS CORP
filed 2006-05-11
CIK 1183186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of outstanding shares of the registrant’s Common Stock, $0.10 par value, as of April 30, 2006 was 37,396,147.

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

These forward-looking statements are based on management’s current views with respect to future results, and are subject to risks and uncertainties. Forward-looking statements are based on beliefs and assumptions made by management using currently available information, such as market and industry materials, experts’ reports and opinions, and trends. These statements are only predictions and are not guarantees of future performance. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by a forward-looking statement. These factors include, without limitation:

•	NFP’s success in acquiring high quality independent financial services distribution firms;
•	the performance of NFP’s firms following acquisition;
•	competition in the business of providing financial services to the high net-worth and entrepreneurial corporate markets;
•	NFP’s ability, through its operating structure, to respond quickly to operational or financial situations and to grow its business;
•	NFP’s ability to effectively manage its business through the principals of its firms;
•

the impact of legislation or regulations in jurisdictions in which NFP’s subsidiaries operate, including the possible adoption of comprehensive and exclusive federal regulation over all interstate insurers;

•	changes in tax laws, including the elimination or modification of the federal estate tax and any change in the tax treatment of life insurance products;
•	changes in pricing, design or underwriting of insurance products;
•	changes in premiums and commission rates;
•	adverse developments in the insurance markets in which NFP operates, resulting in fewer sales of insurance-related products;
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

Additional factors are set forth in NFP’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2005.

Forward-looking statements speak only as of the date on which they are made. NFP expressly disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

 Part I – Financial Information

 Item 1. Financial Statements (Unaudited)

 NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited - in thousands, except per share amounts)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$83,543	$105,761
Cash, cash equivalents and securities purchased under resale agreements in premium trust accounts	50,091	52,407
Commissions, fees and premiums receivable, net	61,585	105,572
Due from principals and/or certain entities they own	8,939	6,581
Notes receivable, net	5,282	3,126
Deferred tax assets	8,453	7,559
Other current assets	10,825	11,837
Total current assets	228,718	292,843
Property and equipment, net	26,545	25,790
Deferred tax assets	18,667	17,726
Intangibles, net	369,010	340,969
Goodwill, net	400,512	357,353
Notes receivable, net	8,837	9,735
Other non-current assets	2,238	2,222
Total assets	$1,054,527	$1,046,638
LIABILITIES
Current liabilities:
Premiums payable to insurance carriers	$52,026	$55,047
Borrowings	82,000	40,000
Income taxes payable	12,797	14,066
Due to principals and/or certain entities they own	20,963	76,087
Accounts payable	22,961	19,963
Dividends payable	5,609	5,526
Accrued liabilities	41,703	54,402
Total current liabilities	238,059	265,091
Deferred tax liabilities	101,198	100,011
Other non-current liabilities	27,160	21,851
Total liabilities	366,417	386,953
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value: Authorized 200,000 shares; none issued	—	—
Common stock, $0.10 par value: Authorized 60,000 shares; 38,839 and 38,282 issued and 37,340 and 36,795 outstanding, respectively	3,878	3,822
Additional paid-in capital	648,291	623,102
Retained earnings	71,661	67,808
Treasury stock, 1,435 and 1,422 shares, respectively, at cost	(35,720)	(35,047)
Total stockholders’ equity	688,110	659,685
Total liabilities and stockholders’ equity	$1,054,527	$1,046,638

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited - in thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005
Revenue:
Commissions and fees	$238,272	$160,614
Cost of services:
Commissions and fees	80,600	46,733
Operating expenses (excludes amortization and depreciation shown separately below)	74,214	55,479
Management fees	43,228	27,210
Total cost of services	198,042	129,422
Gross margin	40,230	31,192
Corporate and other expenses:
General and administrative	12,540	11,611
Amortization and depreciation	8,826	7,064
Impairment of goodwill and intangible assets	2,425	1,540
Loss on sale of subsidiaries	343	—
Total corporate and other expenses	24,134	20,215
Income from operations	16,096	10,977
Interest and other income	1,532	522
Interest and other expense	(1,470)	(1,214)
Net interest and other	62	(692)
Income before income taxes	16,158	10,285
Income tax expense	6,699	4,456
Net income	$9,459	$5,829
Earnings per share:
Basic	$0.25	$0.17
Diluted	$0.24	$0.16

Dividends declared per share	$0.15	$0.12
Weighted average shares outstanding:
Basic	37,381	34,549
Diluted	40,065	37,286

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - in thousands)

	Three Months Ended March 31,
	2006	2005
Cash flow from operating activities:
Net income	$9,459	$5,829
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(4,789)	(2,723)
Stock-based compensation	2,171	934
Impairment of goodwill and intangible assets	2,425	1,540
Amortization of intangibles	6,705	5,398
Depreciation	2,121	1,666
Loss on disposal of subsidiaries	343	—
(Increase) decrease in operating assets:
Cash, cash equivalents and securities purchased under resale agreements in premium trust accounts	2,466	3,202
Commissions, fees and premiums receivable, net	45,410	26,326
Due from principals and/or certain entities they own	(2,480)	(2,907)
Notes receivable, net – current	(2,462)	(321)
Other current assets	1,003	7,021
Notes receivable, net – non-current	898	(3,124)
Other non-current assets	(16)	(67)
Increase (decrease) in operating liabilities:
Premiums payable to insurance carriers	(3,021)	(4,110)
Income taxes payable	(1,269)	(3,498)
Due to principals and/or certain entities they own	(55,415)	(28,201)
Accounts payable	2,214	(1,342)
Accrued liabilities	(28,093)	(20,204)
Other non-current liabilities	5,072	3,567
Total adjustments	(26,717)	(16,843)
Net cash used in operating activities	(17,258)	(11,014)
Cash flow from investing activities:
Proceeds from disposal of subsidiaries	52	—
Purchases of property and equipment, net	(2,777)	(4,398)
Payments for acquired firms, net of cash and contingent consideration	(42,686)	(35,565)
Net cash used in investing activities	(45,411)	(39,963)
Cash flow from financing activities:
Repayments of borrowings	(15,000)	(16,500)
Proceeds from borrowings	57,000	91,500
Capital contributions	—	20
Proceeds from exercise of stock options, including tax benefit	3,990	4,596
Dividends paid	(5,539)	(4,104)
Net cash provided by financing activities	40,451	75,512
Net (decrease) increase in cash and cash equivalents	(22,218)	24,535
Cash and cash equivalents, beginning of the period	105,761	83,103
Cash and cash equivalents, end of the period	$83,543	$107,638
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$10,861	$9,182
Cash paid for interest	$996	$456
Non-cash transactions:
See Note 8

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2006

Note 1 - Nature of Operations

National Financial Partners Corp. (“NFP”), a Delaware corporation, was formed on August 27, 1998, but did not commence operations until January 1, 1999. The principal business of NFP and Subsidiaries (the “Company”) is the acquisition and management of operating companies it acquires which form a national distribution network that offers financial services, including life insurance and wealth transfer, corporate and executive benefits and financial planning and investment advisory services to the high net-worth and growing entrepreneurial corporate markets. As of March 31, 2006, the Company operates a national distribution network with over 165 owned firms and over 210 affiliated firms.

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

All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2005, included in NFP’s Annual Report on Form 10-K for the year ended December 31, 2005 filed March 8, 2006.

Use of estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

Revenue recognition

Insurance and annuity commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. First-year commissions are calculated as a percentage of the first twelve months’ premium on the policy and earned in the year that the policy is originated. In many cases, the Company receives renewal commissions for a period following the first year, if the policy remains in force. The Company also earns commissions on the sale of insurance policies written for benefit programs. The commissions are paid each year as long as the client continues to use the product and maintain its broker of record relationship with the Company. The Company also earns fees for the development and implementation of corporate and executive benefit programs as well as fees for the duration that these programs are administered. Asset-based fees are also earned for administrative services or consulting related to certain benefits plans. Insurance commissions are recognized as revenue, when the following three criteria are met (1) the policy application is substantially complete, (2) the premium is paid, and (3) the insured party is contractually committed to the purchase of the insurance policy. The Company carries an allowance for policy cancellations, which approximated $1.2 million and $1.0 million as of March 31, 2006 and 2005, respectively, that is periodically evaluated and adjusted as necessary. Miscellaneous commission adjustments are recorded as they occur. Contingent commissions are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably estimated prior to receipt of the commission. Our firms also receive commissions for the settlement of life insurance policies. These commissions are generally based on a percentage of the settlement proceeds received by their clients, and recognized as revenue when the policy is transferred and the rescission period has ended.

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

March 31, 2006 — (Continued)

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

During the fourth quarter of 2005 the Company determined it was appropriate as part of its efforts to enhance controls over management fees to transition to a single methodology for both calculating and paying management fees. As part of this transition additional balances became due to principals which resulted in further expense. The effect of this change impacts the comparability of management fee expense in the first quarter of 2006 compared with the first quarter of 2005. Previously, the Company would reverse management fee accruals for earnings related to revenue earned but not received at the prior year end because the payment of these management fees became subject to individual firms achieving base and target earnings thresholds in the following year. As the threshold levels were achieved the liability was recognized. In the first quarter of 2005 the Company reduced management fee expense by $3.4 million because of this reversal. With the transition to a single methodology for calculating and paying management fees at the end of 2005 this reversal was no longer appropriate and no reversal was made in the first quarter of 2006.

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

Prior to January 1, 2003, the Company accounted for awards (stock options) issued in connection with those plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Stock-based employee compensation costs included in net income for periods prior to January 1, 2003 reflect stock options granted under those plans that had an exercise price less than the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), and adopted the prospective method for transition. Awards granted under the Company’s plans vest over periods of up to ten years. Therefore, the cost related to stock-based compensation included in the determination of net income as of March 31, 2005 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” and the Securities and Exchange Commission Staff Accounting Bulletin No. 107 (collectively “SFAS 123R”) which is a revision of SFAS 123, which superseded APB 25 and amended SFAS No. 95, “Statement of Cash Flows.” The Company adopted the modified prospective transition method provided for under SFAS 123R and, accordingly, has not restated prior year amounts. Under the transition method, compensation expense for the first three months of 2006 includes compensation expense for all share-based payment awards granted prior to, but not yet vested as of, January 1, 2003, the date of the Company’s adoption of SFAS 123, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Stock-based compensation expense includes an estimate for forfeitures and is recognized over the expected term of the award on a straight-line basis. The Company evaluated the need to record a cumulative effect adjustment relating to estimated forfeitures for unvested previously issued awards and the impact was not deemed to be material.

The Company measured the fair value for stock options using the Black-Scholes valuation model under SFAS 123 and will continue to use this model under SFAS 123R in 2006.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2006 — (Continued)

As a result of adopting SFAS 123R the Company recorded, for firm employees, principals and firm activities, a charge to cost of services of $0.7 million for the three months ended March 31, 2006. Previously all stock-based compensation was included in general and administrative expense as a component of corporate and other expenses. The Company recorded $1.5 million and $0.9 million of such expense for the first three months of 2006 and 2005, respectively, in corporate and other expenses – general and administrative. Total stock-based compensation in the first quarter of 2006 and 2005 were $2.2 million and $0.9 million, respectively.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in the prior year period:

(in thousands, except per share amounts)	Three Months Ended March 31, 2005
Net income, as reported	$5,829
Add stock-based compensation expense included in reported net income, net of tax	4
Deduct total stock-based compensation expense determined under fair-value-based method for all awards, net of tax	(129)
Pro forma net income	$5,704
Earnings per share:
Basic – as reported	$0.17
Basic – pro forma	$0.17
Diluted – as reported	$0.16
Diluted – pro forma	$0.15

Reclassifications and adjustments

Certain amounts have been reclassified to conform to the current period presentation.

During the three months ended March 31, 2006, the Company wrote off $1.3 million, net of tax, of non collectable receivables that related to several prior quarters spanning over two years. Had these receivables been written off in their respective prior quarter, the impact would have been immaterial to the interim consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2006 — (Continued)

Note 3 - Earnings Per Share

The computations of basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2006	2005
Basic:
Net income	$9,459	$5,829
Average shares outstanding	37,232	34,504
Contingent consideration	149	45
Total	37,381	34,549
Basic earnings per share	$0.25	$0.17
Diluted:
Net income	$9,459	$5,829
Average shares outstanding	37,232	34,504
Stock held in escrow and stock subscriptions	64	6
Contingent consideration	284	47
Stock-based awards	2,485	2,729
Total	40,065	37,286
Diluted earnings per share	$0.24	$0.16

Note 4 - Acquisitions

During the three months ended March 31, 2006, the Company acquired 10 firms that offer life insurance and wealth transfer, corporate and executive benefits and other financial services to high net-worth individuals and growing entrepreneurial companies. These acquisitions allowed NFP to expand its presence in desirable geographic locations, further extend its presence in the insurance services industry and increased the volume of services currently provided.

The purchase price associated with acquisitions accounted for as purchases, including direct costs and the allocations thereof are summarized as follows:

	Three Months Ended March 31,
(in thousands)	2006	2005
Purchase price:
Cash	$42,225	$31,583
Common stock	18,697	14,501
Other	204	92
Totals	$61,126	$46,176
Allocation of purchase price:
Net tangible assets (liabilities assumed)	$(469)	$718
Cost assigned to intangibles:
Book of business	12,433	4,336
Management contract	23,034	22,449
Trade name	412	305
Institutional customer relationships	—	—
Goodwill	25,716	18,368
Totals	$61,126	$46,176

The price per share of common stock paid by the Company was based upon an average fair market value of the Company’s publicly traded common stock over a specified period of time prior to the closing date of the acquisition.

In connection with the 10 acquisitions, the Company has contingent obligations based upon the future earnings of the acquired entities that are not included in the purchase price that was recorded for these acquisitions at the effective date of acquisition. Future payments made under this arrangement will be recorded as an adjustment to purchase price when the contingencies are settled. As of March 31, 2006, the maximum amount of contingent obligations for the 10 firms, which is largely based on growth in earnings, was $55.5 million.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2006 — (Continued)

In connection with the 10 acquisitions, the Company expects approximately $19.2 million of goodwill to be deductible over 15 years for tax purposes.

The Company capitalized approximately $0.4 million relating to contingent consideration for firms acquired in the three months ended March 31, 2005 and did not capitalize any amounts relating to contingent consideration for firms acquired in 2006.

The following table summarizes the required disclosures of the pro forma combined entity, as if these acquisitions occurred at January 1, 2006 and 2005, respectively:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2006	2005
Revenue	$238,528	$171,138
Income before income taxes	$16,249	$14,511
Net income	$9,512	$8,225
Earnings per share – basic	$0.25	$0.24
Earnings per share – diluted	$0.24	$0.22

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred at January 1, 2006 and 2005, respectively, nor is it necessarily indicative of future operating results.

 Note 5 - Goodwill and Other Intangible Assets

Goodwill:

The changes in the carrying amount of goodwill for the three months ended March 31, 2006 are as follows:

(in thousands)	2006
Balance as of January 1,	$357,353
Goodwill acquired during the year, including goodwill acquired related to the deferred tax liability of $4,076	29,792
Contingent consideration payments, firm disposals, firm restructures and other	14,723
Impairment of goodwill	(1,356)
Balance as of March 31,	$400,512

Acquired intangible assets:

	As of March 31, 2006		As of December 31, 2005
(in thousands)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortizing identified intangible assets:
Book of business	$139,385	$(50,740)	$127,222	$(47,429)
Management contract	299,526	(42,347)	277,598	(39,449)
Institutional customer relationships	15,700	(872)	15,700	(654)
Total	$454,611	$(93,959)	$420,520	$(87,532)
Non-amortizing intangible assets:
Goodwill	$413,214	$(12,702)	$370,083	$(12,730)
Trade name	8,497	(139)	8,121	(140)
Total	$421,711	$(12,841)	$378,204	$(12,870)

Aggregate amortization expense for intangible assets subject to amortization for the three months ended March 31, 2006 was $6.7 million. Intangibles related to book of business, management contract and institutional customer relationships are being amortized over a 10-year, 25-year and 18-year period, respectively. Estimated amortization expense for each of the next five years is $26.9 million per year, based on the Company’s acquisitions as of March 31, 2006. Estimated amortization expense for each of the next five years will change primarily as the Company continues to acquire firms.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2006 — (Continued)

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

Impairments were identified at one firm and three firms for the three months ended March 31, 2006 and 2005, respectively. The Company compared the carrying value of each firm’s long-lived assets (book of business, management contract and institutional customer relationships) with an estimate of their respective fair values. The fair value is based upon the amount at which the long-lived assets could be bought or sold in a current transaction between the Company and its principals, and/or the present value of the assets’ future cash flow. Based upon this analysis, the following impairments of amortizing intangible assets were recorded:

(in thousands)	Impairment loss as of March 31,
	2006	2005
Amortizing identified intangible assets:
Management contract	$997	$218
Book of business	36	308
Institutional customer relationships	—	—
Total	$1,033	$526

For each firm’s non-amortizing intangible assets, the Company compared the carrying value of each firm with an estimate of its fair value. The fair value is based upon the amount at which the firm could be bought or sold in a current transaction between the Company and its principals, and/or the present value of the assets’ future cash flows. Based upon this analysis, the following impairments of non-amortizing intangible assets were recorded:

(in thousands)	Impairment loss as of March 31,
	2006	2005
Non-amortizing identified intangible assets:
Trade name	$36	$40
Goodwill	1,356	974
Total	$1,392	$1,014

The total impairment of goodwill and intangible assets recognized in the consolidated statements of income was $2.4 million and $1.5 million for the periods ended March 31, 2006 and 2005, respectively.

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

March 31, 2006 — (Continued)

Note 6 – Borrowings

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

The Company’s credit facility is structured as a revolving credit facility and is due on June 15, 2008, unless the Company elects to convert the credit facility to a term loan, in which case it will amortize over one year, with a principal payment due on December 15, 2008 and a final maturity on June 15, 2009. The Company’s obligations under the credit facility are collateralized by all of the Company’s and its subsidiaries’ assets. Up to $10 million of the Company’s credit facility is available for the issuance of letters of credit. The Company’s credit facility contains various customary restrictive covenants that prohibit the Company and its subsidiaries from, subject to various exceptions and among other things, (i) incurring additional indebtedness or guarantees, (ii) creating liens or other encumbrances on property or granting negative pledges, (iii) entering into a merger or similar transaction, (iv) selling or transferring certain property, (v) declaring dividends or making other restricted payments and (vi) making investments. In addition to the foregoing, the credit facility contains financial covenants requiring the Company to maintain a minimum interest coverage ratio and a maximum consolidated leverage ratio. As of March 31, 2006, management believes that the Company was in compliance with all covenants under the facility.

As of March 31, 2006, the combined year-to-date weighted average interest rate for both credit facilities was 6.05%. The weighted average of its previous credit facility for the prior year period was 6.52%.

Note 7 – Stockholders’ Equity

The changes in stockholders’ equity during the three months ended March 31, 2006 is summarized as follows:

		Additional
	Par	Paid-in	Retained	Treasury
(in thousands)	Value	Capital	Earnings	Stock	Total
Balance at December 31, 2005	$3,822	$623,102	$67,808	$(35,047)	659,685
Common stock issued for:
Acquisitions	36	18,661	—	—	18,697
Contingent consideration	1	410	—	—	411
Other	—	—	—	—	—
Common stock repurchased	—	—	—	(673)	(673)
Amortization of stock-based compensation	—	2,171	—	—	2,171
Stock-based awards exercised/lapsed, including tax benefit	19	3,971	—	—	3,990
Cash dividends declared	—	—	(5,606)	—	(5,606)
Other	—	(24)	—	—	(24)
Net income	—	—	9,459	—	9,459
Balance at March 31, 2006	$3,878	$648,291	$71,661	$(35,720)	$688,110

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2006 — (Continued)

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

Stock options granted under these plans may be granted with or without stock appreciation rights and generally will have a term of 10 years. Generally, stock options granted under the 2002 Stock Incentive Plan will be subject to a vesting period from three to five years and stock options granted under the 2002 Stock Incentive Plan for Principals and Managers will be exercisable immediately upon grant. As of March 31, 2006, 2,722,183 shares remain authorized and unissued.

2000 Stock Incentive Plan and 2000 Stock Incentive Plan for Principals and Managers

NFP adopted the 2000 Stock Incentive Plan and the 2000 Stock Incentive Plan for Principals and Managers, effective May 15, 2000. A maximum of 1,600,000 shares of the Company’s common stock is reserved for issuance under each plan, subject to adjustments for stock splits and similar events. All other terms and conditions are substantially similar to those of the 2002 Stock Incentive Plan and 2002 Stock Incentive Plan for Principals and Managers described above. As of March 31, 2006, 170,107 shares remain authorized and unissued.

1998 Stock Incentive Plan

NFP adopted the 1998 Stock Incentive Plan, effective October 26, 1998. A maximum of 1,600,000 shares of the Company’s common stock is reserved for issuance under the plan, subject to adjustments for stock splits and similar events. All other terms and conditions are substantially similar to those of the 2002 Stock Incentive Plan described above. As of March 31, 2006, 65,600 shares remain authorized and unissued.

Shares available for future grants under all existing stock incentive plans totaled 2,957,890 as of March 31, 2006.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2006 — (Continued)

Restricted Stock Awards

The Company has granted awards in the form of restricted common stock or in the right to receive unrestricted shares of common stock in the future (“restricted stock units”). Restricted stock units are generally subject to a vesting period from 0 to 10 years from the date of grant.

The following table sets forth activity relating to the Company’s restricted stock units for the three months ended March 31,

(in thousands)	2006		2005
	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
Restricted stock units at beginning of year	425	41.53	164	35.90
Granted	121	55.78	87	37.80
Conversions to common stock	(53)	39.65	—	—
Cancelled	(1)	34.95	(3)	34.30
Restricted stock units at end of year	492	45.26	248	36.59

During the three months ended March 31, 2006 and 2005, the Company granted 121,368 and 87,486 restricted stock units, respectively, under the Company’s stock incentive plans, with an aggregate fair value of $6.8 million and $3.3 million, respectively, which are subject to a vesting period from 1 to 10 years from the date of grant. During the three months ended March 31, 2006 and 2005, the Company recognized an expense of $0.5 million and $0.2 million in the consolidated statements of income related to these grants.

Stock Options Awards

The Company has granted awards in the form of stock options. Stock option awards to employees are subject to a vesting period from 3 to 5 year period. Stock option awards to principals pursuant to the option incentive programs were fully vested upon grant.

The following table sets forth activity relating to the Company’s stock options:

	For the three months ended March 31,
	2006				2005
(options in thousands)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at beginning of period	4,798	$13.27	—	$—	6,208	$13.01	—	$—
Granted	—	$—	—	$—	15	$38.43	—	$—
Exercised	(147)	$12.95	—	$—	(189)	$16.09	—	$—
Cancelled	(16)	$34.54	—	$—	(18)	$23.86	—	$—
Outstanding at end of period	4,635	$13.21	5.4	$200,748	6,016	$12.94	6.3	$161,592
Options exercisable at end of period	4,295	$12.41	5.2	$189,459	5,414	$11.79	6.2	$151,656

During the three months ended March 31, 2005, the Company granted 15,000 non-qualified stock options under the Company’s stock incentive plans with a weighted average strike price of $38.43 per share. The weighted average fair value of the non-qualified stock options granted during the three months ended 2005 was $10.76. The non-qualified stock options granted during the three months ended 2005 are subject to a vesting period from 0 to 1 year. For the three months ended March 31, 2005, the Company recognized an expense of $0.1 million in the consolidated statements of income related to these grants.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2006 — (Continued)

In accordance with SFAS No. 123, the Company recorded stock-based compensation expense equal to the fair value of the options on the date of grant based on the Black-Scholes option-pricing model. The weighted average fair values of the options granted and weighted average assumptions are as follows:

	For the three months ended March 31,
	2006	2005
Weighted average fair value options granted	$—	$10.76
Assumptions used:
Expected volatility	—	27%
Risk-free interest rate	—	3.87%
Expected life	—	5 years
Dividend yield	—	1.23%

Note 8 – Non-Cash Transactions

The following non-cash transactions occurred during the periods indicated:

	Three Months Ended March 31,
(in thousands)	2006	2005
Stock issued as consideration for acquisitions	$18,697	$14,501
Net assets acquired (liabilities assumed) in connection with acquisitions	(469)	718
Stock issued for contingent consideration and other	411	4,330
Stock repurchased, note receivable and satisfaction of an accrued liability in exchange for partial release of an acquired firm	533	—
Stock repurchased in exchange for satisfaction of a note receivable and/or due from principal and/or certain entities they own	139	4,405
Excess tax benefit from stock-based awards exercised/lapsed	2,082	1,556

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

In March 2006, the Company received a subpoena from the New York Attorney General’s Office seeking information regarding life settlement transactions. One of the Company’s subsidiaries received a subpoena seeking the same information. The Company intends to cooperate fully with the Attorney General’s investigation. The investigation, however, is ongoing and the Company is unable to predict the investigation’s ultimate outcome.

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2006 — (Continued)

Contingent consideration arrangements

The maximum contingent payment which could be payable as purchase consideration and employee compensation based on commitments outstanding as of March 31, 2006 consists of the following:

(in thousands)	2006	2007	2008
Purchase Consideration	$71,938	$105,775	$128,020

Note 10 – Subsequent Events

Acquisitions

Subsequent to March 31, 2006 and through May 11, 2006, the Company acquired two firms. The Company paid aggregate consideration of $10.4 million in cash, the issuance of approximately 99,000 shares of NFP common stock and the repayment of $1.3 million of debt.

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

Executive Overview

NFP is a leading independent distributor of financial services products primarily to high net worth individuals and growing entrepreneurial companies. Founded in 1998 and commencing operations on January 1, 1999, NFP has grown internally and through acquisitions. As of March 31, 2006, NFP operates a national distribution network with over 165 owned firms and over 210 affiliated third-party distributors. As a result of new acquisitions and the growth of previously acquired firms, revenue grew to $238.3 million during the three months ended March 31, 2006 from $160.6 million during the three months ended March 31, 2005. Net income increased 63.8% to $9.5 million during the three months ended March 31, 2006 from $5.8 million during the three months ended March 31, 2005.

NFP’s firms earn revenue that consists primarily of commissions and fees earned from the sale of financial products and services provided to their clients and incur commissions and fees expense and operating expense in the course of earning revenue. NFP pays management fees to non-employee principals of its firms and/or certain entities they own based on the financial performance of each respective firm. Management refers to revenue earned by NFP’s firms minus the expenses of its firms, including management fees, as gross margin. The Company excludes amortization and depreciation from gross margin. These amounts are included in amounts disclosed separately as part of “Corporate and other expenses.” Management uses gross margin as a measure of the performance of the firms that the Company has acquired. Through acquisitions and internal growth, gross margin grew from $31.2 million, or 19.4% of revenue, during the three months ended March 31, 2005 to $40.2 million, or 16.9% of revenue, during the three months ended March 31, 2006.

Gross margin is offset by expenses that NFP incurs at the corporate level, including corporate and other expenses. Corporate and other expenses grew from $20.2 million during the three months ended March 31, 2005 to $24.0 million during the three months ended March 31, 2006. Corporate and other expenses include general and administrative expense, which include the operating expenses of NFP’s corporate headquarters. General and administrative expense which includes a portion of stock-based compensation grew from $11.6 million during the three months ended March 31, 2005 to $12.5 million during the three months ended March 31, 2006. General and administrative expense as a percentage of revenue decreased to 5.2% during the three months ended March 31, 2006 from 7.2% for the same period in 2005.

Acquisitions

Under its acquisition structure, NFP acquires 100% of the equity of independent financial services products distribution businesses on terms that are relatively standard across all its acquisitions. To determine the acquisition price, NFP’s management first estimates the annual operating cash flow of the business to be acquired based on current levels of revenue and expense. For this purpose, management defines operating cash flow as cash revenue of the business less cash and non-cash expenses, other than amortization, depreciation and compensation to the business’s owners or individuals who subsequently become principals. Management refers to this estimated annual operating cash flow as “target earnings.” The acquisition price is a multiple (generally in a range of five to six times) of a portion of the target earnings, which management refers to as “base earnings.” Base earnings averaged 48% of target earnings for all firms owned at March 31, 2006. In determining base earnings, management focuses on the recurring revenue of the business. Recurring revenue refers to revenue from sales previously made (such as renewal commissions on insurance products, commissions and administrative fees for ongoing benefit plans and mutual fund trail commissions) and fees for assets under management.

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

Substantially all of NFP’s acquisitions have been paid for with a combination of cash and its common stock, valued at its then fair market value. At this time, NFP typically requires the sellers of the firms NFP acquires to take at least 30% of the total acquisition price in its common stock; however, through March 31, 2006, principals have taken on average approximately 40% of the total acquisition price in NFP’s common stock. The following table shows acquisition activity in the following period:

(in thousands, except number of acquisitions)	Three Months Ended March 31, 2006
Number of acquisitions closed	10
Consideration:
Cash	$42,225
Common stock	18,697
Other (1)	204
$61,126

______________
(1)	Represents capitalized costs of the acquisitions.

Revenue

NFP’s firms generate revenue primarily from the following sources:

Life insurance commissions and estate planning fees. Insurance and annuity commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. First-year commissions are calculated as a percentage of the first twelve months’ premium on the policy and earned in the year that the policy is originated. In many cases, the Company’s firms receive renewal commissions for a period following the first year, if the policy remains in force. Some of the Company’s firms receive fees for the settlement of life insurance policies. These fees are generally based on a percentage of the settlement proceeds. Some of the Company’s firms also earn fees for developing estate plans. Revenues from life insurance activities also include amounts received by the Company’s life brokerage entities, including the Company’s life settlements brokerage entity, which assist non-affiliated producers with the placement of life insurance.

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

Expenses

The following table sets forth certain expenses as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2006	2005
Total revenue	100.0%	100.0%
Cost of services:
Commissions and fees	33.8	29.1
Operating expenses (excludes amortization and depreciation shown separately below)	31.1	34.6
Management fees	18.2	16.9
Total cost of services	83.1	80.6
Gross margin	16.9	19.4
Corporate and other expenses:
General and administrative	5.2	7.2
Amortization	2.9	3.4
Depreciation	0.9	1.0
Impairment of goodwill and intangible assets	1.0	1.0
Loss on sale of subsidiaries	0.1	—
Total corporate and other expenses	10.1%	12.6%

Cost of services

Commissions and fees. Commissions and fees are typically paid to non-principal producers, who are producers that are employed or affiliated with NFP’s firms. Commission and fees are also paid to non-affiliated producers who utilize the services of one or more of the Company’s life brokerage entities including the Company’s life settlements brokerage entity. Commissions and fees are also paid to non-affiliated producers who provide specific product expertise to NFP firms. When business is generated solely by a principal, no commission expense is incurred because principals are only paid from a share of the cash flow of the acquired firm through management fees. However, when income is generated by a non-principal producer, the producer is generally paid a portion of the commission income, which is reflected as commission expense of the acquired firm. In addition, NFPSI pays commissions to the Company’s affiliated third-party distributors who transact business through NFPSI.

Operating expenses. The Company’s firms incur operating expenses related to maintaining individual offices, including compensating non-producing staff. Firm operating expenses also include the expenses of NFPSI and of NFP Insurance Services, Inc. (“NFPISI”), another subsidiary that serves the Company’s acquired firms and through which the Company’s acquired firms and its affiliated third-party distributors access insurance and financial services products and manufacturers. With the adoption of Statement of Financial Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” and the Securities and Exchange Commission Staff Accounting Bulletin No. 107 (collectively “SFAS 123R”), effective January 1, 2006, the Company now records share-based payments related to firm employees, principals and firm activities to operating expenses as a component of cost of services.

Management fees. The Company pays management fees to the principals of its firms and/or certain entities they own based on the financial performance of the firms they manage. The Company typically pays a portion of the management fees monthly in advance. Once the Company receives cumulative preferred earnings (base earnings) from a firm, the principals and/or an entity the principals own will earn management fees equal to earnings above base earnings up to target earnings. An additional management fee is paid in respect of earnings in excess of target earnings based on the ratio of base earnings to target earnings. For example, if base earnings equal 40% of target earnings, the Company receives 40% of earnings in excess of target earnings and the principal and/or the entity receives 60%. A majority of the Company’s acquisitions have been completed with a ratio of base earnings to target earnings of 50%. Management fees also include an accrual for certain performance-based incentive amounts payable under the Company’s ongoing incentive program. Incentive amounts are paid in a combination of cash and the Company’s common stock. For firms that began their incentive period prior to January 1, 2005 the principal could elect from 0% to 100% to be paid in the Company’s common stock. In addition to the incentive award the Company paid an additional cash incentive equal to 50% of the incentive award elected to be received in the Company’s stock. This election is made subsequent to the completion of the incentive period. For firms beginning their incentive period after January 1, 2005 (with the exception of Highland firms) the principal is required to take a minimum of 30% (maximum 50%) of the incentive award in common stock. The Company accrues for these firms the additional cash incentive (50% of the stock portion of the award) based upon the principal’s election or the minimum percentage required to be received in company stock.

The ratio of management fees to gross margin before management fees is dependent on the percentage of total earnings of the Company’s firms capitalized by the Company, the performance of the Company’s firms relative to base earnings and target earnings, the growth of the Company’s firms in the periods after their first three years following acquisition and the earnings of NFPISI and NFPSI, from which no management fees are paid. Because of the Company’s cumulative preferred position, if a firm produces earnings below target earnings in a given year, the Company’s share of the firm’s total earnings would be higher for that year. If a firm produces earnings at or above target earnings, the Company’s share of the firm’s total earnings would be equal to the percentage of the earnings capitalized by the Company in the initial transaction, less any percentage due to additional management fees earned under ongoing incentive plans.

The following table summarizes the results of operations of NFP’s firms for the periods presented and shows management fees as a percentage of gross margin before management fees:

	Three Months Ended March 31,
(dollars in thousands)	2006	2005
Revenue:
Commissions and fees	$238,272	$160,614
Cost of services:
Commissions and fees	80,600	46,733
Operating expenses (a)	74,214	55,479
Gross margin before management fees	83,458	58,402
Management fees	43,228	27,210
Gross margin	$40,230	$31,192
Gross margin as percentage of total revenue	16.9%	19.4%
Gross margin before management fee as a percentage of total revenue	35.0%	36.4%
Management fees, as a percentage of gross margin before management fees	51.8%	46.6%
______________
(a)	Excludes amortization and depreciation which are shown separately under corporate and other expenses.

During the fourth quarter of 2005 the Company determined it was appropriate as part of its efforts to enhance controls of this significant expense item to transition to a single methodology for both calculating and paying management fees. As part of this transition additional balances became due to principals which resulted in further expense. The effect of this change impacts the comparability of management fee expense in the first quarter of 2006 compared with the first quarter of 2005. Previously, the Company would reverse management fee accruals for earnings related to revenue earned but not received at the prior year end because the payment of these management fees became subject to individual firms achieving base and target earnings thresholds in the following year. As the threshold levels were achieved the liability was recognized. In the first quarter of 2005 the Company reduced management fee expense by $3.4 million because of this reversal. With the transition to a single methodology for calculating and paying management fees at the end of 2005 this reversal was no longer appropriate and no reversal was made in the first quarter of 2006.

Corporate and other expenses

General and administrative. At the corporate level, the Company incurs general and administrative expense related to the acquisition of and administration of its firms. General and administrative expense includes both cash and stock-based compensation, occupancy, professional fees, travel and entertainment, technology, telecommunication, advertising and marketing, internal audit and certain corporate compliance costs. Prior to the adoption of SFAS 123R on January 1, 2006, all stock-based compensation was included in general and administrative expense. Effective January 1, 2006, all stock-based compensation related to firm employees, principals or firm activities has been included in cost of services. Stock-based compensation to firm employees issued prior to the adoption of SFAS 123R totaled approximately $0.1 million, $0.2 million and $1.1 million for the full year 2003, 2004 and 2005, respectively. Total stock-based compensation recorded for the full year 2003, 2004 and 2005 was $0.2 million, $1.4 million and $4.5 million, respectively.

Amortization. NFP incurs amortization expense related to the amortization of certain identifiable intangible assets.

Impairment of goodwill and intangible assets. The firms the Company acquires may not continue to positively perform after the acquisition for various reasons, including legislative or regulatory changes that affect the products in which a firm specializes, the loss of key clients after the acquisition closed, general economic factors that impact a firm in a direct way, the cultural incompatibility of an acquired firm’s management team with the Company and death or disability of a significant principal. In such situations, the Company may take impairment charges in accordance with SFAS 142 and SFAS 144 and reduce the carrying cost of acquired identifiable intangible assets (including book of business, management contract, institutional customer relationships and trade name) and goodwill to their respective fair values. Management reviews and evaluates the financial and operating results of the Company’s acquired firms on a firm-by-firm basis throughout the year to assess the recoverability of goodwill and other intangible assets associated with these firms. In assessing the recoverability of goodwill and other intangible assets, management uses historical trends and makes projections regarding the estimated future cash flows and other factors to determine the recoverably of the respective assets. If a firm’s goodwill and other intangible assets do not meet the recoverability test, the firm’s carrying value will be compared to its estimated fair value. The fair value is based upon the amount at which the acquired firm could be bought or sold in a current transaction between the Company and the principals and/or the present value of the assets’ future cash flows. The intangible assets associated with a particular firm may be impaired when the firm has experienced a significant deterioration in its business indicated by an inability to produce at the level of base earnings for a period of more than four consecutive quarters and when the firm does not appear likely to improve its operating results or cash flows in the foreseeable future. Management believes that this is an appropriate time period to evaluate firm performance given the seasonal nature of many firms’ activities.

Depreciation. NFP incurs depreciation expense related to capital assets, such as investments in technology, office furniture and equipment, as well as amortization for its leasehold improvements. Depreciation expense related to the Company’s firms as well as the Company’s corporate office is recorded within this line item.

Loss (gain) on sale of subsidiaries. From time to time, NFP has disposed of acquired firms or certain assets of acquired firms. In these dispositions, NFP may realize a gain or loss on the sale of the acquired firms or certain assets of acquired firms.

Effect of New Accounting Pronouncements. Prior to January 1, 2003, the Company accounted for awards (stock options) under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Stock-based employee compensation costs included in net income for periods prior to January 1, 2003 reflect stock options that had an exercise price less than the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), and adopted the prospective method for transition. Awards granted under the Company’s plans vest over periods of up to five years. Therefore, the cost related to stock-based compensation included in the determination of net income as of March 31, 2005 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R which is a revision of SFAS 123, which superseded APB 25 and amended SFAS No. 95, “Statement of Cash Flows.” The Company adopted the modified prospective transition method provided for under SFAS 123R and, accordingly, has not restated prior year amounts. Under the transition method, compensation expense for the first three months of 2006 includes compensation expense for all share-based payment awards granted prior to, but not yet vested as of, January 1, 2003, the date of the Company’s adoption of SFAS 123, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Stock-based compensation expense includes an estimate for forfeitures and is recognized over the expected term of the award on a straight-line basis. The Company evaluated the need to record a cumulative effect adjustment relating to estimated forfeitures for unvested previously issued awards and the impact was not deemed to be material.

The Company measured the fair value for stock options using the Black-Scholes valuation model under SFAS 123 and will continue to use this model under SFAS 123R in 2006.

Results of Operations

NFP’s management monitors acquired firm revenue, commissions and fees expense and operating expense from new acquisitions as compared with existing firms. For this purpose, a firm is considered to be a new acquisition for the twelve months following the acquisition. After the first twelve months, a firm is considered to be an existing firm. Within any reported period, a firm may be considered to be a new acquisition for part of the period and an existing firm for the remainder of the period. Additionally, NFPSI and NFPISI are considered to be existing firms. Sub-acquisitions that do not separately report their results are considered to be part of the firm making the acquisition and the results of firms disposed of are included in the calculations. The results of operations discussions set forth below include analysis of the relevant line items on this basis.

Three months ended March 31, 2006 compared with the three months ended March 31, 2005

The following table provides a comparison of NFP’s revenue and expenses for the periods presented:

	For the three months ended March 31,
	2006	2005	$ Change	% Change

	(in millions)
Statement of Operations Data:
Revenue:
Commissions and fees	$238.3	$160.6	$77.7	48.4%
Cost of services:
Commissions and fees	80.6	46.7	33.9	72.6
Operating expenses (excludes amortization and depreciation shown separately below)	74.2	55.5	18.7	33.7
Management fees	43.3	27.2	16.1	59.2
Total cost of services	198.1	129.4	68.7	53.1
Gross margin	40.2	31.2	9.0	28.8
Corporate and other expenses:
General and administrative	12.5	11.6	0.9	7.8
Amortization	6.7	5.4	1.3	24.1
Depreciation	2.1	1.7	0.4	23.5
Impairment of goodwill and intangible assets	2.4	1.5	0.9	60.0
Loss on sale of subsidiaries	0.3	—	0.3	NM
Total corporate and other expenses	24.0	20.2	3.8	18.8
Income from operations	16.2	11.0	5.2	47.3
Interest and other income	1.5	0.5	1.0	200.0
Interest and other expense	(1.5)	(1.2)	(0.3)	25.0
Net interest and other	—	(0.7)	0.7	(100.0)
Income before income taxes	16.2	10.3	5.9	57.3
Income tax expense	6.7	4.5	2.2	48.9
Net income	$9.5	$5.8	$3.7	63.8%
______________

NM indicates amount is not meaningful

Summary

Net income. Net income increased $3.7 million, or 63.8%, to $9.5 million in the three months ended March 31, 2006 compared with $5.8 million in the same period last year. The increase in net income was driven by a 23.8% increase in revenue from both the strong growth at existing firms and acquisitions subsequent to the end of the first quarter of 2005. While life insurance led the revenue growth, premium financed life insurance sales declined from the immediate prior quarters, as product capacity declined in the market. Net income as a percentage of revenue was 4.0% in the 2006 quarter, up from 3.6% in the 2005 quarter as lower margins resulting from higher commission expense were more than offset by a smaller increase in corporate and other expenses which are spread over a larger revenue base, an increase in interest and other income and a lower effective tax rate.

During the three months ended March 31, 2006, the Company wrote off $1.3 million, net of tax, of non collectable receivables that related to several prior quarters spanning over two years. Had these receivables been written off in their respective prior quarter, the impact would have been immaterial to the interim consolidated financial statements.

Revenue

Commissions and fees. Commissions and fees increased $77.7 million, or 48.4%, to $238.3 million in the three months ended March 31, 2006 compared with $160.6 million in the same period last year. Approximately $39.4 million of the increase was due to business generated by new acquisitions and approximately $38.3 million was a direct result of increased volume of business from the Company’s existing firms, including NFPSI and NFPISI.

Cost of services

Commissions and fees. Commissions and fees expense increased $33.9 million, or 72.6%, to $80.6 million in the three months ended March 31, 2006 compared with $46.7 million in the same period last year. Approximately $12.2 million of the increase was due to business generated by new acquisitions and approximately $21.7 million was due to increased volume of business from the Company’s existing firms. As a percentage of revenue, commissions and fees expense increased to 33.8% in the 2006 quarter from 29.1% in the same period last year. Increased commission and fee expense as a percentage of revenues was largely due to the expansion of the Company’s wholesale brokerage business as well as higher payouts at certain of these firms and increased production through non-principal producers and work with outside firms.

Operating expenses. Operating expenses increased $18.7 million, or 33.7%, to $74.2 million in the three months ended March 31, 2006 compared with $55.5 million in the same period last year. Approximately $16.5 million of the increase was due to operating expenses of new acquisitions, and approximately $2.2 million was a result of increased operating expenses at the Company’s existing firms. As a percentage of revenue, operating expenses decreased to 31.1% in the 2006 quarter from 34.6% in the 2005 quarter largely as the Company benefited from spreading its operating expenses over a larger revenue base. Effective January 1, 2006, and in connection with adoption of SFAS 123R, stock-based compensation to firm employees and principals have been included in cost of services. In the first quarter 2006, stock-based compensation of $0.7 million was expensed as part of operating expenses versus none in 2005.

Management fees. Management fees increased $16.1 million, or 59.2%, to $43.3 million in the three months ended March 31, 2006 compared with $27.2 million in the same period last year. Management fees were 51.8% of gross margin before management fees in the three months ended March 31, 2006 compared with 46.6% in the same period last year. Management fees included an accrual of $5.0 million for ongoing incentive plans in the three months ended March 31, 2006 compared with $2.5 million in the first quarter of 2005. Included in the 2006 accrual is approximately $1.7 million for Highland principals under the terms of the purchase agreement. Because these payments are only made to former Highland shareholders retained as principals these amounts are considered to be compensation to principals and not contingent consideration. The 2005 quarter also benefited from the reversal of $3.4 million of accrued management fees which became subject to firms achieving new base and target earnings thresholds in the following year. As previously discussed at the end of 2005 the Company changed to a single methodology for calculating and paying management fees and such fees accrued are no longer subject to achieving these new earnings thresholds in the following year. Management fees as a percentage of revenue increased to 18.2% in the three months ended March 31, 2006 from 16.9% in the same period last year.

Gross margin. Gross margin increased $9.0 million, or 28.8%, to $40.2 million in the three months ended March 31, 2006 compared with $31.2 million in the same period last year. Gross margin as a percentage of revenue decreased to 16.9% in the three months ended March 31, 2006 from 19.4% in the same period last year.

Corporate and other expenses

General and administrative. General and administrative expense increased $0.9 million, or 7.8%, to $12.5 million in the three months ended March 31, 2006 compared with $11.6 million in the same period last year. As a percentage of revenue, general and administrative expense decreased to 5.2% in the three months ended March 31, 2006 compared with 7.2% in the same period last year. The increase in general and administrative expense included increases of $1.4 million in personnel and personnel related costs, $0.6 million in stock-based compensation and $0.5 million of other expenses offset by a decrease of $1.4 million in legal fees related to internal reviews. The increase in personnel and personnel related costs reflects an increase in headcount primarily in finance, internal audit, human resources and compliance as well as merit based increases.

Amortization. Amortization increased $1.3 million, or 24.1%, to $6.7 million in the three months ended March 31, 2006 compared with $5.4 million in the same period last year. Amortization expense increased as a result of a 25.3% increase in amortizing intangible assets resulting primarily from new acquisitions. As a percentage of revenue, amortization was 2.9% in the three months ended March 31, 2006 compared with 3.4% in the same period last year.

Depreciation. Depreciation expense increased $0.4 million, or 23.5%, to $2.1 million in the three months ended March 31, 2006 compared with $1.7 million in the same period last year. The increase in depreciation resulted from an increase in the number of owned firms and capital expenditures at the Company’s existing firms and at the corporate office.

Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets increased $0.9 million, or 60%, to $2.4 million in the first quarter of 2006 compared with $1.5 million in the prior year period. The impairments related to one firm in the current period and three firms in 2005. As a percentage of revenue, impairment of goodwill and intangibles was 1.0% for the three months ended March 31, 2006 and 1.0% for the three months ended March 31, 2005.

Interest and other income. Interest and other income increased $1.0 million to $1.5 million in the three months ended March 31, 2006 compared with $0.5 million in the three months ended March 31, 2005 resulting from carrying higher average available cash balances and the increased interest rate environment.

Interest and other expense. Interest and other expense increased $0.3 million, or 25.0%, to $1.5 million in the three months ended March 31, 2006 compared with $1.2 million in the same period last year. The increase was principally comprised of higher interest expense resulting from increased borrowings for acquisitions (see Liquidity and Capital Resources) and the increased interest rate environment.

Income tax expense

Income tax expense. Income tax expense increased $2.2 million, or 48.9%, to $6.7 million in the three months ended March 31, 2006 compared with $4.5 million in the same period last year. The estimated effective tax rate in the first quarter of 2006 was 41.5% compared with 43.3% in the first quarter of 2005 and 42.1% for the full year 2005. The estimated effective tax rate in the first quarter of 2005 was higher due to the impact of firm restructurings and a higher estimated state tax rate.

Loss on sale of subsidiaries. Loss on sale of subsidiaries was $0.3 million in the three months ended March 31, 2006. There was no gain or loss from the sale of subsidiaries in the same period last year.

Liquidity and Capital Resources

Summary cash flow data is provided as follows:

	Three Months Ended March 31,
(in thousands)	2006	2005
Cash flows provided by (used in):
Operating activities	$(17,258)	$(11,014)
Investing activities	(45,411)	(39,963)
Financing activities	40,451	75,512
(Decrease) increase in cash and cash equivalents	(22,218)	24,535
Cash and cash equivalents – beginning of period	105,761	83,103
Cash and cash equivalents – end of period	$83,543	$107,638

As of March 31, 2006, the Company had cash and cash equivalents of $83.5 million, a decrease of $22.3 million from the balance as of December 31, 2005 of $105.8 million. The decrease in cash and cash equivalents during the three months ended March 31, 2006 resulted principally from cash paid for acquisitions and a decrease in due to principals and/or certain entities they own, partially offset by a decrease in commissions, fees and premiums receivable, net and net borrowings under the Company’s credit facility.

During the three months ended March 31, 2006, cash used in operating activities was $17.3 million, primarily due to a decrease in due to principals and/or certain entities they own of $55.4 million and a decrease in accrued liabilities of $28.1 million partially offset by net income plus non-cash charges of $18.4 million and a decrease in commissions, fees and premiums receivable, net, of $45.4 million. During the three months ended March 31, 2005, cash used in operating activities was $11.0 million, primarily resulting from net payments to principals and/or certain entities they own of $28.2 million, a decrease in accrued liabilities of $20.2 million, offset by a decrease in commissions, fees and premiums receivable, net of $26.3 and net income of $5.8 million.

During the three months ended March 31, 2006 and 2005, cash used in investing activities was $45.4 million and $40.0 million, respectively, in both cases for the acquisition of firms and property and equipment. During the three months ended March 31, 2006 and 2005, NFP used $42.7 million and $35.6 million, respectively, for payments for acquired firms and contingent consideration. In each period, payments for acquired firms represented the largest use of cash in investing activities.

During the three months ended March 31, 2006 and 2005, cash provided by financing activities was $40.5 million and 75.5 million, respectively. During the three months ended March 31, 2006 and 2005, cash provided by borrowing activities was $42.0 million and $75.0 million, respectively. Cash provided by financing activities was primarily the result of net borrowings under the Company’s credit facility. The Company uses this credit facility primarily to fund acquisitions.

Some of the Company’s firms maintain premium trust accounts which represent payments collected from insureds on behalf of carriers. Funds held in these accounts are invested in cash, cash equivalents and securities purchased under resale agreements (overnight). As of March 31, 2006, NFP had cash, cash equivalents and securities purchased under resale agreements in premium trust accounts of $50.1 million, a decrease of $2.3 million from the balance as of December 31, 2005 of $52.4 million. Increases or decreases in these accounts relate to the volume and timing of payments from insureds and the timing of the Company’s remittances to carriers. These increases or decreases are largely offset by changes in premiums payable to insurance carriers.

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

The Company’s facility is structured as a revolving credit facility and is due on June 15, 2008, unless the Company elects to convert the credit facility to a term loan, in which case it will amortize over one year, with a principal payment due on December 15, 2008 and a final maturity on June 15, 2009. The Company’s obligations under its credit facility are collateralized by all of its and its subsidiaries’ assets. Up to $10 million of the credit facility is available for the issuance of letters of credit. The credit facility contains various customary restrictive covenants that prohibit the Company and its subsidiaries from, subject to various exceptions and among other things, (i) incurring additional indebtedness or guarantees, (ii) creating liens or other encumbrances on property or granting negative pledges, (iii) entering into a merger or similar transaction, (iv) selling or transferring certain property, (v) declaring dividends or making other restricted payments and (vi) making investments. In addition to the foregoing, the credit facility contains financial covenants requiring the Company to maintain a minimum interest coverage ratio and a maximum consolidated leverage ratio. As of March 31, 2006, management believes the Company was in compliance with all covenants under the facility.

As of March 31, 2006, the combined year-to-date weighted average interest rate for both credit facilities was 6.05%. The weighted average of the previous credit facility for the prior year period was 6.52%.

The Company had a balance of $82.0 million under the credit facility as of March 31, 2006 and had an outstanding balance of $40.0 million at December 31, 2005. The increase in borrowings under the Company’s credit facility in the first quarter of 2006 of $42.0 million was primarily to fund acquisitions.

Contractual Obligations

There have been no material changes outside the ordinary course of the Company’s business to the Company’s total contractual cash obligations which are set forth in the table included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Dividends

The Company paid a quarterly cash dividend of $0.15 per share of common stock on April 7, 2006. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements, covenants under its revolving credit facility and other factors which the Company’s board of directors may consider relevant. Based on the most recent quarterly dividend declared of $0.15 per share of common stock and the number of shares held by stockholders of record on March 17, 2006, the total annual cash requirement for dividend payments would be approximately $22.4 million.

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements during the three months ended March 31, 2006.

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

The Company has a credit facility and cash, cash equivalents and securities purchased under resale agreements in premium trust accounts which are subject to short-term interest rate risk. Based on the weighted average borrowings under its credit facility during the three months ended March 31, 2006 and 2005, a 1% change in short-term interest rates would have affected the Company’s income before income taxes by approximately $0.9 million and $0.4 million, respectively. Based on the weighted average amount of cash, cash equivalents and securities purchased under resale agreements in premium trust accounts during the three months ended March 31, 2006 and 2005, a 1% change in short-term interest rates would have affected the Company’s income before income taxes by approximately $0.5 million in both the current and the prior year period.

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

Part II – Other Information

Item 1. Legal Proceedings

In the ordinary course of business, the Company is involved in lawsuits and other claims. Management considers these lawsuits and claims to be without merit and the Company intends to defend them vigorously. Management believes that the resolution of these lawsuits or claims will not have a material adverse impact on the Company’s consolidated financial position. In addition, the sellers of firms that the Company acquires typically indemnify the Company for loss or liability resulting from acts or omissions occurring prior to the acquisition, whether or not the sellers were aware of these acts or omissions. Several of the existing lawsuits and claims have triggered these indemnity obligations

During 2004, several of the Company’s firms received subpoenas and other informational requests from governmental authorities, including the New York Attorney General’s Office, seeking information regarding compensation arrangements, any evidence of bid rigging and related matters. The Company has cooperated and will continue to cooperate fully with all governmental agencies.

In March 2006, the Company received a subpoena from the New York Attorney General’s Office seeking information regarding life settlement transactions. One of the Company’s subsidiaries received a subpoena seeking the same information. The Company is cooperating fully with the Attorney General’s investigation. The investigation, however, is ongoing and the Company is unable to predict the investigation’s outcome.

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

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in NFP’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities

Since January 1, 2006 and through March 31, 2006, the Company has issued the following securities:

The Company has issued 355,417 shares of common stock with a value of approximately $18.7 million to principals in connection with the acquisition of firms. The Company has issued 8,111 shares of common stock with a value of approximately $0.4 million to principals related to contingent consideration and other.

Since March 31, 2006 and through May 11, 2006, we have issued the following securities:

The Company has issued approximately 99,000 shares of NFP common stock with a value of approximately $5.4 million in connection with the acquisition of two firms.

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

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
	(in thousands, except per share data)
January 1, 2006 – January 31, 2006	10,151	(a)	$52.55	—	—
February 1, 2006 – February 28, 2006	749	(b)	54.09	—	—
March 1, 2006 – March 31, 2006	1,760	(b)	56.03	—	—
Total	12,660		$53.12	—	—

 ____________________________

(a.)	10,151 shares were reacquired relating to the restructuring of a transaction. No gain or loss was recorded on this transaction.
(b.)	2,509 shares were reacquired to satisfy one full and one partial promissory note. No gain or loss was recorded on these transactions.

EXHIBIT INDEX

Item 6. Exhibits

Exhibit No	Description

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Financial Partners Corp.

Signature	Title	Date

/S/ JESSICA M. BIBLIOWICZ	Chairman, President and Chief Executive Officer	May 11, 2006
Jessica M. Bibliowicz

/S/ MARK C. BIDERMAN	Executive Vice President and Chief Financial Officer	May 11, 2006
Mark C. Biderman