Form 10-K/A
period 2004-12-31
NATIONAL FINANCIAL PARTNERS CORP
filed 2006-05-25
CIK 1183186

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) on Form 10-K/A amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as initially filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2005, and is being filed solely to add the following sentence under the table that reconciles provision under U.S. tax rates to income tax expense in Note 13 (Income taxes) to the Consolidated Financial Statements in Item 15 (Exhibits and Financial Statement Schedules): “Included in adjustments to deferred tax assets and liabilities in 2004 of $2.9 million is a write off of $1.1 million of deferred tax assets related to purchase accounting adjustments and partnership earnings in the period 1999 through 2001.”

In accordance with SEC rules, the Company has set forth the complete text of Item 15 as amended, and has included in this Amendment updated certifications of its principal executive officer and principal financial officer and an updated consent of independent registered public accounting firm.

This Amendment does not reflect events that have occurred after the filing of the original report and does not modify or update disclosures as originally filed, except as described in this explanatory note.

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

(3) List of Exhibits:

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of March 9, 2005, among National Financial Partners Corp., Blue Sky Acquisition Corp., Highland Capital Holding Corporation and the other parties named therein (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on March 10, 2005)

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

3.3	By-Laws (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

4.2	Form of Second Amended and Restated Stockholders Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

4.3	Form of Lock-up Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.1	Amended and Restated Credit Agreement, dated as of April 3, 2003, among National Financial Partners Corp., JPMorgan Chase Bank, as Administrative Agent, and the several Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-105104) filed on May 9, 2003)

10.2a	Employment Agreement, amended and restated as of February 15, 2005, between National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 18, 2005)

10.2b	Notice of Grant of Restricted Stock Units (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 18, 2005)

10.2c	Restricted Stock Unit Agreement, dated as of February 16, 2005, between National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 18, 2005)

Exhibit No.	Description

10.3	Employment Agreement, effective January 1, 2003, of R. Bruce Callahan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-105104) filed on August 8, 2003)

10.4	Employment Agreement, effective January 1, 2003, of Robert R. Carter (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-105104) filed on August 8, 2003)

10.5**	Amended and Restated 2002 Stock Incentive Plan

10.6**	Amended and Restated 2002 Stock Incentive Plan for Principals and Managers

10.7	Lease, dated August 19, 1993, by and between Prentiss Properties Acquisition Partners and NFP Insurance Services, Inc., as amended (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

10.8	Lease, dated September 20, 2001, by and between Prentiss Properties Acquisition Partners and NFP Insurance Services, Inc., as amended (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (Amendment No. 3) (No. 333-105104) filed on August 29, 2003)

10.9**	Agreement of Lease, dated as of September 9, 2004, and letter agreement thereto, dated as of September 28, 2004, by and among The Equitable Life Assurance Society of the United States and Elas Securities Acquisition Corp., as Landlord, and the Company, as Tenant

10.10	Form of Senior Management and NFP Director Lockup Agreement Letter Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-105104) filed on August 22, 2003)

10.11	Form of NFP, NFPSI and NFPISI Employee Lockup Agreement Letter Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-105104) filed on August 22, 2003)

10.12	Employment Agreement, dated November 1, 2003, of Jeffrey A. Montgomery (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003)

10.13**	Amended and Restated 2000 Stock Incentive Plan

10.14**	Amended and Restated 2000 Stock Incentive Plan for Principals and Managers

10.15**	Amended and Restated 1998 Stock Incentive Plan for Principals and Managers

10.16a**	Form of Notice of Grant of Restricted Stock Units under 2002 Stock Incentive Plan

10.16b**	Form of Restricted Stock Unit Agreement under 2002 Stock Incentive Plan

21.1**	Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith
**	Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL FINANCIAL PARTNERS CORP.

By:	/s/ JESSICA M. BIBLIOWICZ
Name:	Jessica M. Bibliowicz
Title:	Chairman, President and Chief Executive Officer

Date: May 25, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JESSICA M. BIBLIOWICZ Jessica M. Bibliowicz	Chairman, President and Chief Executive Officer (Principal executive officer)	May 25, 2006

/s/ MARK C. BIDERMAN Mark C. Biderman	Executive Vice President and Chief Financial Officer (Principal financial officer and principal accounting officer)	May 25, 2006

/s/ STEPHANIE W. ABRAMSON Stephanie W. Abramson	Director	May 25, 2006

/s/ ARTHUR S. AINSBERG Arthur S. Ainsberg	Director	May 25, 2006

/S/ MARC E. BECKER Marc E. Becker	Director	May 25, 2006

/S/ JOHN A. ELLIOTT John A. Elliott	Director	May 25, 2006

/s/ SHARI LOESSBERG Shari Loessberg	Director	May 25, 2006

/S/ KENNETH C. MLEKUSH Kenneth C. Mlekush	Director	May 25, 2006

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

	For the years ended December 31,
(in thousands)	2004	2003	2002
Income before income taxes	$72,107	$46,839	$24,730

Provision under U.S. tax rates	$25,237	$16,394	$8,655
Increase resulting from:
Nondeductible goodwill amortization	696	1,933	411
State and local income taxes, net of federal benefit	1,507	3,087	3,656
Foreign income tax, net of foreign tax credit	917	—	—
Adjustments to deferred tax assets and liabilities	2,877	—	—
Other	731	1,924	415

Income tax expense	$31,965	$23,338	$13,137

Included in adjustments to deferred tax assets and liabilities in 2004 of $2.9 million is a write off of $1.1 million of deferred tax assets related to purchase accounting adjustments and partnership earnings in the period 1999 through 2001.

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