Form 10-K/A
period 2005-12-31
NATIONAL FINANCIAL PARTNERS CORP
filed 2006-05-25
CIK 1183186

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) on Form 10-K/A amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as initially filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2006, and is being filed solely to amend disclosure in Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and in Note 13 (Income taxes) to the Consolidated Financial Statements in Item 15 (Exhibits and Financial Statement Schedules). Item 7 has been amended to add disclosure under the heading “Income tax expense” in the discussion of results of operations for fiscal year 2005 compared with 2004 and to delete the subsection titled “Non-GAAP financial measures”, which discussed cash earnings and cash earnings per diluted share. Note 13 has been amended to add a sentence under the table that reconciles provision under U.S. tax rates to income tax expense.

In accordance with SEC rules, the Company has included in this Amendment updated certifications of its principal executive officer and principal financial officer and an updated consent of independent registered public accounting firm. Although not required by SEC rules, for the convenience of the reader, the Company has restated the report in its entirety.

This Amendment does not reflect events that have occurred after the filing of the original report and does not modify or update disclosures as originally filed, except as described in this explanatory note.

NATIONAL FINANCIAL PARTNERS CORP.

Form 10-K/A

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

Additional factors are set forth in NFP’s filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K/A.

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

Recently, the insurance industry has been subject to a significant level of scrutiny by various regulatory bodies, including state attorneys general and insurance departments, concerning certain practices within the insurance industry. These practices include, without limitation, the receipt of contingent commissions by insurance brokers and agents from insurance companies and the extent to which such compensation has been disclosed, bid rigging and related matters. As discussed under “Item 3—Legal Proceedings,” several of our subsidiaries received subpoenas and other information requests with respect to these matters. As a result of these and related matters, including actions taken by the New York Attorney General’s office beginning in April 2004, there have been a number of recent revisions to existing, or proposals to modify or enact new, laws and regulations regarding insurance agents and brokers. These actions have imposed or could impose additional obligations on us with respect to the insurance and other financial products we market. In addition, in March 2006, we received a subpoena from the New York Attorney General’s Office seeking information regarding life settlement transactions. One of our subsidiaries received a subpoena seeking the same information. Any changes that are adopted by the federal government or the states where we market insurance or conduct life settlements or other insurance-related business could adversely affect our revenue and financial results.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Income tax expense

Income tax expense. The effective tax rate was 42.1% in 2005 compared with 44.4% in 2004. The effective tax rate differs from the provision calculated at the federal statutory rate primarily because of certain expenses that are not deductible for tax purposes, as well as the effects of state and local taxes. The effective tax rate declined in 2005 principally as a result of the proportional increase in pretax income relative to nondeductible expenses, the tax benefit of key person life insurance proceeds and the reduction in adjustments to deferred tax assets and liabilities partially offset by taxable income resulting from the restructuring of certain management contracts.

The 2004 effective tax rate included $2.9 million of adjustments to deferred tax assets and liabilities, of which $1.1 million related to purchase accounting adjustments and partnership earnings from the period 1999 through 2001.

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

NATIONAL FINANCIAL PARTNERS CORP.

Date: May 25, 2006	By:	/s/ JESSICA M. BIBLIOWICZ
	Name:	Jessica M. Bibliowicz
	Title:	Chairman, President and Chief Executive Officer

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

/s/    PricewaterhouseCoopers LLP

New York, New York

March 8, 2006

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2005 and 2004

(in thousands, except per share amounts)

	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$105,761	$83,103
Cash, cash equivalents and securities purchased under resale agreements in premium trust accounts	52,407	53,692
Commissions, fees and premiums receivable, net	105,572	56,739
Due from principals and/or certain entities they own	6,581	7,130
Notes receivable, net	3,126	5,852
Deferred tax assets	7,559	6,968
Other current assets	11,837	16,207

Total current assets	292,843	229,691
Property and equipment, net	25,790	18,059
Deferred tax assets	17,726	17,937
Intangibles, net	340,969	273,207
Goodwill, net	357,353	281,212
Notes receivable, net	9,735	5,192
Other non-current assets	2,222	1,162

Total assets	$1,046,638	$826,460

LIABILITIES
Current liabilities:
Premiums payable to insurance carriers	$55,047	$51,043
Borrowings	40,000	—
Income taxes payable	14,066	11,301
Deferred tax liabilities	5,053	5,836
Due to principals and/or certain entities they own	76,087	45,328
Accounts payable	19,963	8,589
Dividends payable	5,526	4,104
Accrued liabilities	61,364	59,035

Total current liabilities	277,106	185,236
Deferred tax liabilities	94,958	86,623
Other non-current liabilities	14,889	8,329

Total liabilities	386,953	280,188

Commitments and contingencies (Note 4)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value: Authorized 200,000 shares; none issued	—	—
Common stock, $0.10 par value: Authorized 60,000 shares; 38,282 and 35,303 issued and 36,795 and 34,206 outstanding, respectively	3,822	3,530
Additional paid-in capital	639,885	542,699
Common stock subscribed	—	68
Stock subscription receivable	—	(68)
Retained earnings	67,808	30,000
Treasury stock, 1,422 and 1,090 shares, respectively, at cost	(35,047)	(21,083)
Unearned stock-based compensation	(16,783)	(8,874)

Total stockholders’ equity	659,685	546,272

Total liabilities and stockholders’ equity	$1,046,638	$826,460

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

The following is a summary of property and equipment:

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

The components of the consolidated income tax provision are shown below:

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

Impairment of goodwill and intangible assets:

The Company evaluates its amortizing (long-lived assets) and non-amortizing intangible assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS No. 142, “Goodwill and Other Intangible Assets,” respectively.

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