Form 10-Q
period 2006-08-07
NATIONAL FINANCIAL PARTNERS CORP
filed 2006-08-07
CIK 1183186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2006

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

The number of outstanding shares of the registrant’s Common Stock, $0.10 par value, as of July 31, 2006 was 37,856,033.

National Financial Partners Corp. and Subsidiaries

Form 10-Q

Forward-Looking Statements

National Financial Partners Corp. and its subsidiaries ("NFP" or "the Company") and their representatives may from time to time make verbal or written statements, including certain statements in this report, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words “anticipate,” “expect,” “intend,” “plan,” “believe,” “estimate,” “may,” “will,” “continue” and similar expressions of a future or forward-looking nature. Forward looking statements may include discussions concerning revenue, expenses, earnings, cash flow, dividends, capital structure, credit facilities, market and industry conditions, premium and commission rates, interest rates, contingencies, the direction or outcome of regulatory investigations and litigation, income taxes and NFP’s operations.

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

 Part I – Financial Information

 Item 1. Financial Statements (Unaudited)

 NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited - in thousands, except per share amounts)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$92,283	$105,761
Cash, cash equivalents and securities purchased under resale agreements in premium trust accounts	57,053	52,407
Commissions, fees and premiums receivable, net	70,844	105,572
Due from principals and/or certain entities they own	13,377	6,581
Notes receivable, net	5,685	3,126
Deferred tax assets	7,995	7,559
Other current assets	11,494	11,837
Total current assets	258,731	292,843
Property and equipment, net	26,548	25,790
Deferred tax assets	19,854	17,726
Intangibles, net	370,146	340,969
Goodwill, net	410,931	357,353
Notes receivable, net	10,250	9,735
Other non-current assets	1,756	2,222
Total assets	$1,098,216	$1,046,638
LIABILITIES
Current liabilities:
Premiums payable to insurance carriers	$60,748	$55,047
Borrowings	90,000	40,000
Income taxes payable	7,310	14,066
Due to principals and/or certain entities they own	36,208	76,087
Accounts payable	20,852	19,963
Dividends payable	5,657	5,526
Accrued liabilities	32,352	54,402
Total current liabilities	253,127	265,091
Deferred tax liabilities	100,265	100,011
Other non-current liabilities	27,915	21,851
Total liabilities	381,207	386,953
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value: Authorized 200,000 shares; none issued	—	—
Common stock, $0.10 par value: Authorized 180,000 shares; 39,244 and 38,282 issued and 37,710 and 36,795 outstanding, respectively	3,918	3,822
Additional paid-in capital	670,606	623,102
Retained earnings	79,716	67,808
Treasury stock, 1,469 and 1,422 shares, respectively, at cost	(37,331)	(35,047)
Total stockholders’ equity	716,909	659,685
Total liabilities and stockholders’ equity	$1,098,216	$1,046,638

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited - in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Commissions and fees	$262,294	$204,766	$500,566	$365,380
Cost of services:
Commissions and fees	85,176	54,229	165,776	100,962
Operating expenses (excludes amortization and depreciation shown separately below)	75,745	63,833	149,959	119,312
Management fees	53,114	40,189	96,342	67,399
Total cost of services	214,035	158,251	412,077	287,673
Gross margin	48,259	46,515	88,489	77,707
Corporate and other expenses:
General and administrative	12,916	12,644	25,456	24,255
Amortization and depreciation	9,034	7,557	17,860	14,621
Impairment of goodwill and intangible assets	3,001	2,117	5,426	3,657
Loss (gain) on sale of subsidiaries	(16)	317	327	317
Total corporate and other expenses	24,935	22,635	49,069	42,850
Income from operations	23,324	23,880	39,420	34,857

Interest and other income	1,776	895	3,308	1,417
Interest and other expense	(1,503)	(2,229)	(2,973)	(3,443)
Net interest and other	273	(1,334)	335	(2,026)
Income before income taxes	23,597	22,546	39,755	32,831
Income tax expense	9,872	10,157	16,571	14,613
Net income	$13,725	$12,389	$23,184	$18,218
Earnings per share:
Basic	$0.37	$0.35	$0.62	$0.52
Diluted	$0.34	$0.32	$0.58	$0.48
Dividends declared per share	$0.15	$0.12	$0.30	$0.24
Weighted average shares outstanding:
Basic	37,564	35,328	37,410	34,916
Diluted	40,113	38,235	40,010	37,836

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - in thousands)

	Six Months Ended June 30,
	2006	2005
Cash flow from operating activities:
Net income	$23,184	$18,218
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(7,555)	(2,563)
Stock-based compensation	4,423	2,045
Impairment of goodwill and intangible assets	5,426	3,657
Amortization of intangibles	13,525	11,074
Depreciation	4,335	3,547
Loss on disposal of subsidiaries	327	317
(Increase) decrease in operating assets:
Cash, cash equivalents and securities purchased under resale agreements in premium trust accounts	(2,535)	(332)
Commissions, fees and premiums receivable, net	38,329	8,315
Due from principals and/or certain entities they own	(6,918)	(7,836)
Notes receivable, net – current	(2,865)	(1,608)
Other current assets	440	6,824
Notes receivable, net – non-current	(215)	(4,612)
Other non-current assets	466	(636)
Increase (decrease) in operating liabilities:
Premiums payable to insurance carriers	3,584	(232)
Income taxes payable	(6,756)	(5,894)
Due to principals and/or certain entities they own	(40,684)	(14,060)
Accounts payable	(3,092)	807
Accrued liabilities	(22,966)	(19,447)
Other non-current liabilities	7,324	6,768
Total adjustments	(15,407)	(13,866)
Net cash provided by operating activities	7,777	4,352
Cash flow from investing activities:
Proceeds from disposal of subsidiaries	2,136	—
Purchases of property and equipment, net	(4,811)	(10,103)
Payments for acquired firms, net of cash and contingent consideration	(63,349)	(98,300)
Net cash used in investing activities	(66,024)	(108,403)
Cash flow from financing activities:
Repayments of borrowings	(20,000)	(130,200)
Proceeds from borrowings	70,000	205,200
Capital contributions	—	20
Proceeds from stock-based awards, including tax benefit	5,917	5,415
Dividends paid	(11,148)	(8,277)
Net cash provided by financing activities	44,769	72,158
Net decrease in cash and cash equivalents	(13,478)	(31,893)
Cash and cash equivalents, beginning of the period	105,761	83,103
Cash and cash equivalents, end of the period	$92,283	$51,210
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$28,270	$24,911
Cash paid for interest	$2,465	$1,529
Non-cash transactions:
See Note 8

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2006

Note 1 - Nature of Operations

National Financial Partners Corp. (“NFP”), a Delaware corporation, was formed on August 27, 1998, but did not commence operations until January 1, 1999. The principal business of NFP and its subsidiaries (the “Company”) is the acquisition and management of operating companies it acquires which form a national distribution network that offers financial services, including life insurance and wealth transfer, corporate and executive benefits and financial planning and investment advisory services to the high net-worth and growing entrepreneurial corporate markets. As of June 30, 2006, the Company operates a national distribution network with over 165 owned firms.

Note 2 - Summary of Significant Accounting Policies

Basis of presentation

The unaudited interim consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position, results of operations and cash flows of the Company for the interim periods presented and are not necessarily indicative of a full year’s results.

All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2005, included in NFP’s Annual Report on Form 10-K/A for the year ended December 31, 2005 filed May 25, 2006.

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

Revenue recognition

Insurance and annuity commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. First-year commissions are calculated as a percentage of the first twelve months’ premium on the policy and earned in the year that the policy is originated. In many cases, the Company receives renewal commissions for a period following the first year, if the policy remains in force. The Company also earns commissions on the sale of insurance policies written for benefit programs. The commissions are paid each year as long as the client continues to use the product and maintain its broker of record relationship with the Company. The Company also earns fees for the development and implementation of corporate and executive benefit programs as well as fees for the duration that these programs are administered. Asset-based fees are also earned for administrative services or consulting related to certain benefits plans. Insurance commissions are recognized as revenue when the following three criteria are met (1) the policy application is substantially complete, (2) the premium is paid, and (3) the insured party is contractually committed to the purchase of the insurance policy. The Company carries an allowance for policy cancellations, which approximated $1.2 million and $1.0 million as of June 30, 2006 and 2005, respectively, that is periodically evaluated and adjusted as necessary. Miscellaneous commission adjustments are recorded as they occur. Contingent commissions are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably estimated prior to receipt of the commission. Our firms also receive commissions for the settlement of life insurance policies. These commissions are generally based on a percentage of the settlement proceeds received by their clients, and recognized as revenue when the policy is transferred and the rescission period has ended.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2006 — (Continued)

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

The Company earns additional compensation in the form of incentive and marketing support revenue payments, from manufacturers of financial services products, based on the volume, persistency and profitability of business generated by the Company. Incentive and marketing support revenue is recognized at the earlier of notification of a payment or when payment is received.

During the fourth quarter of 2005, the Company determined it was appropriate as part of its efforts to enhance controls over management fees to transition to a single methodology for both calculating and paying management fees. As part of this transition, additional balances became due to principals which resulted in further expense. The effect of this change impacts the comparability of management fee expense for the six months ended June 30, 2006 with the same period last year. Previously, the Company would reverse management fee accruals for earnings related to revenue earned but not received at the prior year end because the payment of these management fees became subject to individual firms achieving base and target earnings thresholds in the following year. As the threshold levels were achieved, the liability was recognized. In the first quarter of 2005, the Company reduced management fee expense by $3.4 million because of this reversal. With the transition to a single methodology for calculating and paying management fees at the end of 2005, this reversal was no longer appropriate and no reversal was made in the first quarter of 2006.

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

Prior to January 1, 2003, the Company accounted for awards (stock options) issued in connection with those plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock-based employee compensation costs included in net income for periods prior to January 1, 2003 reflect stock options granted under those plans that had an exercise price less than the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), and adopted the prospective method for transition. Awards granted under the Company’s plans vest over periods of up to ten years. Therefore, the cost related to stock-based compensation included in the determination of net income as of June 30, 2006 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” and the Securities and Exchange Commission Staff Accounting Bulletin No. 107 (collectively “SFAS 123R”) which is a revision of SFAS 123, which superseded APB 25 and amended SFAS No. 95, “Statement of Cash Flows.” The Company adopted the modified prospective transition method provided for under SFAS 123R and, accordingly, has not restated prior year amounts. Under the transition method, compensation expense for the six months ended June 30, 2006 includes compensation expense for all share-based payment awards granted prior to, but not yet vested as of, January 1, 2003, the date of the Company’s adoption of SFAS 123, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Stock-based compensation expense includes an estimate for forfeitures and is recognized over the expected term of the award on a straight-line basis. The Company evaluated the need to record a cumulative effect adjustment relating to estimated forfeitures for unvested previously issued awards and the impact was not deemed to be material.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2006 — (Continued)

The Company measured the fair value for stock options using the Black-Scholes valuation model under SFAS 123 and will continue to use this model under SFAS 123R in 2006.

As a result of adopting SFAS 123R, the Company recorded for firm employees, principals, and firm activities, a charge to cost of services of $0.8 million and $1.5 million for the three and six months ended June 30, 2006, respectively. The Company also recorded $1.5 and $2.9 million in general and administrative expense as a component of corporate and other expenses for the three and six months ended June 30, 2006, respectively. Total stock-based compensation for the three and six months ended June 30, 2006 were $2.3 million and $4.4 million, respectively.

For the three and six months ended June 30, 2005, all stock-based compensation was included in general and administrative expense as a component of corporate and other expenses.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in the prior year period:

	Three Months Ended June 30,	Six Months Ended June 30,
(in thousands, except per share amounts)	2005	2005
Net income, as reported	$12,389	$18,218
Add stock-based compensation expense included in reported net income, net of tax	4	8
Deduct total stock-based compensation expense determined under fair-value-based method for all awards, net of tax	(120)	(239)
Pro forma net income	$12,273	$17,987
Earnings per share:
Basic – as reported	$0.35	$0.52
Basic – pro forma	$0.35	$0.52
Diluted – as reported	$0.32	$0.48
Diluted – pro forma	$0.32	$0.48

Reclassifications and adjustments

Certain amounts have been reclassified to conform to the current period presentation.

During the three months ended March 31, 2006, the Company wrote off $1.3 million, net of tax, of non-collectable receivables that related to several prior quarters spanning over two years. Had these receivables been written off in their respective prior quarters, the impact would have been immaterial to the interim consolidated financial statements.

Recently issued accounting pronouncements

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes thresholds and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company will adopt FIN 48 on January 1, 2007. The Company has not completed its review of the new guidance and there can be no assurance that it will not have a significant impact on the Company’s consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2006 — (Continued)

Note 3 - Earnings Per Share

The computations of basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
(in thousands, except per share amounts)
Basic:
Net income	$13,725	$12,389	$23,184	$18,218
Average shares outstanding	37,539	35,328	37,385	34,916
Contingent consideration	25	—	25	—
Total	37,564	35,328	37,410	34,916
Basic earnings per share	$0.37	$0.35	$0.62	$0.52
Diluted:
Net income	$13,725	$12,389	$23,184	$18,218
Average shares outstanding	37,539	35,328	37,385	34,916
Stock held in escrow and stock subscriptions	64	69	64	69
Contingent consideration	117	21	117	21
Stock-based awards	2,393	2,817	2,444	2,830
Total	40,113	38,235	40,010	37,836
Diluted earnings per share	$0.34	$0.32	$0.58	$0.48

Note 4 - Acquisitions

During the six months ended June 30, 2006, the Company acquired thirteen firms that offer life insurance and wealth transfer, corporate and executive benefits and other financial services to high net-worth individuals and growing entrepreneurial companies. These acquisitions allowed NFP to expand its presence in desirable geographic locations, further extend its presence in the insurance services industry and increased the volume of services currently provided.

The purchase price associated with acquisitions accounted for as purchases, including direct costs and the allocations thereof are summarized as follows:

	Six Months Ended June 30,
(in thousands)	2006	2005
Purchase price:
Cash	$54,464	$92,077
Common stock	25,057	37,758
Other	257	5,076
Totals	$79,778	$134,911
Allocation of purchase price:
Net tangible assets	$461	$56
Cost assigned to intangibles:
Book of business	17,371	9,088
Management contract	30,130	56,060
Trade name	551	4,279
Institutional customer relationships	—	15,700
Goodwill	31,265	49,728
Total	$79,778	$134,911

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2006 — (Continued)

The price per share of common stock paid by the Company was based upon an average fair market value of the Company’s publicly traded common stock over a specified period of time prior to the closing date of the acquisition.

In connection with the thirteen acquisitions, the Company has contingent obligations based upon the future earnings of the acquired entities that are not included in the purchase price that was recorded for these acquisitions at the effective date of acquisition. Future payments made under this arrangement will be recorded as an adjustment to purchase price when the contingencies are settled. As of June 30, 2006, the maximum amount of contingent obligations for the thirteen firms was $87.6 million.

In connection with the thirteen acquisitions, the Company expects approximately $24.1 million of goodwill to be deductible over 15 years for tax purposes.

The Company capitalized approximately $0.4 million relating to contingent consideration for firms acquired in the six months ended June 30, 2005 and did not capitalize any amounts relating to contingent consideration for firms acquired in 2006.

The following table summarizes the required disclosures of the pro forma combined entity, as if these acquisitions occurred at January 1, 2006 and 2005, respectively:

	Six Months Ended June 30,
(in thousands, except per share amounts)	2006	2005
Revenue	$506,369	$390,659
Income before income taxes	$43,725	$44,001
Net income	$25,498	$24,417
Earnings per share – basic	$0.68	$0.69
Earnings per share – diluted	$0.64	$0.64

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred at January 1, 2006 and 2005, respectively, nor is it necessarily indicative of future operating results.

 Note 5 - Goodwill and Other Intangible Assets

Goodwill:

The changes in the carrying amount of goodwill for the six months ended June 30, 2006 are as follows:

(in thousands)	2006
Balance as of January 1,	$357,353
Goodwill acquired during the year, including goodwill acquired related to the deferred tax liability of $5,180	36,446
Contingent consideration payments, firm disposals, firm restructures and other	19,707
Impairment of goodwill	(2,575)
Balance as of June 30,	$410,931

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2006 — (Continued)

Acquired intangible assets:

	As of June 30, 2006		As of December 31, 2005
(in thousands)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortizing identified intangible assets:
Book of business	$142,943	$(54,157)	$127,222	$(47,429)
Management contract	303,546	(45,250)	277,598	(39,449)
Institutional customer relationships	15,700	(1,090)	15,700	(654)
Total	$462,189	$(100,497)	$420,520	$(87,532)
Non-amortizing intangible assets:
Goodwill	$423,633	$(12,702)	$370,083	$(12,730)
Trade name	8,594	(140)	8,121	(140)
Total	$432,227	$(12,842)	$378,204	$(12,870)

Aggregate amortization expense for intangible assets subject to amortization for the six months ended June 30, 2006 was $13.5 million. Intangibles related to book of business, management contract and institutional customer relationships are being amortized over a 10-year, 25-year and 18-year period, respectively. Estimated amortization expense for each of the next five years is $27.4 million per year, based on the Company’s acquisitions as of June 30, 2006. Estimated amortization expense for each of the next five years will change primarily as the Company continues to acquire firms.

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

Impairments were identified at four and six firms for the six months ended June 30, 2006 and 2005, respectively. The Company compared the carrying value of each firm’s long-lived assets (book of business, management contract and institutional customer relationships) with an estimate of their respective fair values. The fair value is based upon the amount at which the long-lived assets could be bought or sold in a current transaction between the Company and its principals, and/or the present value of the assets’ future cash flow. Based upon this analysis, the following impairments of amortizing intangible assets were recorded:

(in thousands)	Impairment loss as of June 30,
	2006	2005
Amortizing identified intangible assets:
Management contract	$2,672	$1,168
Book of business	130	797
Institutional customer relationships	—	—
Total	$2,802	$1,965

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2006 — (Continued)

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

(in thousands)	Impairment loss as of June 30,
	2006	2005
Non-amortizing identified intangible assets:
Trade name	$49	$44
Goodwill	2,575	1,648
Total	$2,624	$1,692

The total impairment of goodwill and intangible assets recognized in the consolidated statements of income was $5.4 million and $3.7 million for the six month periods ended June 30, 2006 and 2005, respectively.

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

The Company’s credit facility is structured as a revolving credit facility and is due on June 15, 2008, unless the Company elects to convert the credit facility to a term loan, in which case it will amortize over one year, with a principal payment due on December 15, 2008 and a final maturity on June 15, 2009. The Company’s obligations under the credit facility are collateralized by all of the Company’s and its subsidiaries’ assets. Up to $10 million of the Company’s credit facility is available for the issuance of letters of credit. The Company’s credit facility contains various customary restrictive covenants that prohibit the Company and its subsidiaries from, subject to various exceptions and among other things, (i) incurring additional indebtedness or guarantees, (ii) creating liens or other encumbrances on property or granting negative pledges, (iii) entering into a merger or similar transaction, (iv) selling or transferring certain property, (v) declaring dividends or making other restricted payments and (vi) making investments. In addition to the foregoing, the credit facility contains financial covenants requiring the Company to maintain a minimum interest coverage ratio and a maximum consolidated leverage ratio. As of June 30, 2006, management believes that the Company was in compliance with all covenants under the facility.

As of June 30, 2006, the combined year-to-date weighted average interest rate for the credit facility was 6.27%. The weighted average of both credit facilities for the prior year period was 6.28%.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2006 — (Continued)

Note 7 – Stockholders’ Equity

The changes in stockholders’ equity during the six months ended June 30, 2006 is summarized as follows:

		Additional
	Par	Paid-in	Retained	Treasury
(in thousands)	Value	Capital	Earnings	Stock	Total
Balance at December 31, 2005	$3,822	$623,102	$67,808	$(35,047)	$659,685
Common stock issued for:
Acquisitions	47	25,010	—	—	25,057
Contingent consideration	14	7,489	—	—	7,503
Incentive payments and other	7	3,136	—	—	3,143
Common stock repurchased	—	—	—	(2,284)	(2,284)
Amortization of stock-based compensation	—	4,449	(26)	—	4,423
Stock-based awards exercised/lapsed, including tax benefit	28	5,889	—	—	5,917
Cash dividends declared	—	—	(11,250)	—	(11,250)
Other	—	1,531	—	—	1,531
Net income	—	—	23,184	—	23,184
Balance at June 30, 2006	$3,918	$670,606	$79,716	$(37,331)	$716,909

Stock incentive plans

2002 Stock Incentive Plan and 2002 Stock Incentive Plan for Principals and Managers

NFP adopted the 2002 Stock Incentive Plan and the 2002 Stock Incentive Plan for Principals and Managers, effective May 15, 2002. Each of these plans was adopted to give NFP a competitive advantage in attracting, retaining and motivating the participants, and to provide incentives linked to the financial results of the businesses of the Company. A maximum of 2,500,000 shares of the Company’s common stock are reserved for issuance under the 2002 Stock Incentive Plan and a maximum of 3,000,000 shares of the Company’s common stock are reserved for issuance under the 2002 Stock Incentive Plan for Principals and Managers, in each case subject to adjustments for stock splits and similar events. Any shares of common stock covered by an award (or portion of an award) that is forfeited or canceled, expires or is settled in cash, will be available for future awards under each of these plans. Under each of these plans, shares that have been issued pursuant to an award will not be available for future awards under the plan unless those shares were subsequently repurchased by NFP at their original purchase price, in which case the shares will be available for future awards under the plan.

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

Stock options granted under these plans may be granted with or without stock appreciation rights and generally will have a term of 10 years. Generally, stock options granted under the 2002 Stock Incentive Plan will be subject to a vesting period from three to five years and stock options granted under the 2002 Stock Incentive Plan for Principals and Managers will be exercisable immediately upon grant. As of June 30, 2006, 2,688,604 shares remain authorized and unissued.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2006 — (Continued)

2000 Stock Incentive Plan and 2000 Stock Incentive Plan for Principals and Managers

NFP adopted the 2000 Stock Incentive Plan and the 2000 Stock Incentive Plan for Principals and Managers, effective May 15, 2000. A maximum of 1,600,000 shares of the Company’s common stock is reserved for issuance under each plan, subject to adjustments for stock splits and similar events. All other terms and conditions are substantially similar to those of the 2002 Stock Incentive Plan and 2002 Stock Incentive Plan for Principals and Managers described above. As of June 30, 2006, 174,007 shares remain authorized and unissued.

1998 Stock Incentive Plan

NFP adopted the 1998 Stock Incentive Plan, effective October 26, 1998. A maximum of 1,600,000 shares of the Company’s common stock is reserved for issuance under the plan, subject to adjustments for stock splits and similar events. All other terms and conditions are substantially similar to those of the 2002 Stock Incentive Plan described above. As of June 30, 2006, 65,600 shares remain authorized and unissued.

Shares available for future grants under all existing stock incentive plans totaled 2,928,211 as of June 30, 2006.

Restricted Stock Awards

The Company has granted awards in the form of restricted common stock or the right to receive unrestricted shares of common stock in the future (“restricted stock units”). Restricted stock units are generally subject to a vesting period from 0 to 10 years from the date of grant.

The following table sets forth activity relating to the Company’s restricted stock units for the six months ended June 30,

(in thousands)	2006		2005
	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
Restricted stock units at beginning of year	425	41.53	164	35.90
Granted	155	53.56	166	38.74
Conversions to common stock	(60)	39.76	(1)	34.86
Cancelled	(5)	41.47	(3)	34.30
Restricted stock units at end of year	515	45.36	326	37.36

During the three and six months ended June 30, 2006, the Company granted 4,190 and 125,558 restricted stock units, respectively, under the Company’s stock incentive plans, with an aggregate fair value of $0.2 million and $7.0 million, respectively, which are subject to a vesting period from 1 to 10 years from the date of grant. During the three and six months ended June 30, 2006, the Company recognized an expense of $0.1 million and $1.1 million, respectively, in the consolidated statements of income related to these grants.

During the three and six months ended June 30, 2005, the Company granted 24,321 and 111,807 restricted stock units, respectively, under the Company’s stock incentive plans, with an aggregate fair value of $0.9 million and $4.2 million, respectively, which are subject to a vesting period from 1 to 10 years from the date of grant. During the three and six months ended June 30, 2005, the Company recognized an expense of $0.4 million and $0.6 million, respectively, in the consolidated statements of income related to these grants.

In connection with one of its ongoing incentive programs the Company permits firm principals to elect to receive a portion of their incentive earnings in restricted stock units. During the three months ended June 30, 2006 and 2005, the Company granted 29,769 and 53,711 restricted stock units, respectively, with an aggregate fair value of $1.6 million and $2.2 million, related to incentive compensation earned and expensed in 2005 and 2004, respectively. These restricted stock units are fully vested and subject to certain liquidity restrictions.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2006 — (Continued)

Stock Options Awards

The Company has granted awards in the form of stock options. Stock option awards to employees are subject to a vesting period from 3 to 5 years. Stock option awards to principals pursuant to the option incentive programs were fully vested upon grant.

The following table sets forth activity relating to the Company’s stock options:

	For the six months ended June 30,
	2006				2005
(options in thousands)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at beginning of period	4,798	$13.27			6,208	$13.01
Granted	5	$44.85			22	$32.86
Exercised	(230)	$13.46			(232)	$15.41
Cancelled	(21)	$32.32			(45)	$21.36
Outstanding at end of period	4,552	$13.21	5.1	$141,552	5,953	$12.92	6.1	$156,068
Options exercisable at end of period	4,239	$12.47	5.0	$134,977	5,419	$11.87	5.9	$147,813

During the three and six months ended June 30, 2006, the Company granted 5,000 non-qualified stock options under the Company’s stock incentive plans with a weighted average strike price of $44.85 per share, respectively. The weighted average fair value of the non-qualified stock options granted during the three and six months ended 2006 was $14.74. The non-qualified stock options granted during the three and six months ended June 30, 2006 were fully vested on the date of grant. For both the three and six months ended June 30, 2006, the Company recognized approximately $0.1 million in the consolidated statements of income related to these grants.

During the three and six months ended June 30, 2005, the Company granted 6,500 and 21,500 non-qualified stock options related to stock incentive plans with a weighted average strike price of $20.00 and $32.86 per share, respectively. The weighted average fair value of the non-qualified stock options granted during the three and six months ended 2005 were $21.46 and $13.99, respectively. The non-qualified stock options granted during the six months ended 2005 are subject to a vesting period from 0 to 1 year. For both the three and six months ended June 30, 2005, the Company recognized approximately $0.1 million in stock-based compensation in the consolidated statements of income related to these grants.

In accordance with SFAS No. 123R, the Company recorded stock-based compensation expense equal to the fair value of the options on the date of grant based on the Black-Scholes option-pricing model. The weighted average fair values of the options granted and weighted average assumptions are as follows:

	For the six months ended June 30,
	2006	2005
Weighted average fair value options granted	$14.74	$13.99
Assumptions used:
Expected volatility	32.20%	27.00%
Risk-free interest rate	5.12%	3.85%
Expected life (in years)	5	5
Dividend yield	1.34%	1.22%

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2006 — (Continued)

Note 8 – Non-Cash Transactions

The following non-cash transactions occurred during the periods indicated:

	Six Months Ended June 30,
(in thousands)	2006	2005
Stock issued as consideration for acquisitions	$25,057	$37,758
Stock issued as incentive compensation	3,143	4,168
Restricted stock units issued as incentive compensation	1,569	2,026
Net assets acquired in connection with acquisitions	461	57
Stock issued for contingent consideration and other	7,503	6,092
Stock repurchased, note receivable and satisfaction of an accrued liability in exchange for partial release of an acquired firm	533	6,010
Stock repurchased in exchange for satisfaction of a note receivable and/or due from principal and/or certain entities they own	139	1,948
Stock repurchased, note receivable and satisfaction of an accrued liability in connection with divestitures of acquired firms	1,612	—
Excess tax benefit from stock-based awards exercised/lapsed	3,259	1,839

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

In addition to the foregoing lawsuits and claims, during 2004, several of the Company’s firms received subpoenas and other informational requests from governmental authorities, including the New York Attorney General’s Office, seeking information regarding compensation arrangements, any evidence of bid rigging and related matters. The Company has cooperated and will continue to cooperate fully with all governmental agencies.

Also, in March 2006, the Company received a subpoena from the New York Attorney General’s Office seeking information regarding life settlement transactions. One of the Company’s subsidiaries received a subpoena seeking the same information. The Company is cooperating fully with the Attorney General’s investigation. The investigation, however, is ongoing and the Company is unable to predict the investigation’s ultimate outcome.

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2006 — (Continued)

Contingent consideration arrangements

The maximum contingent payment which could be payable as purchase consideration based on commitments outstanding as of June 30, 2006 consists of the following:

(in thousands)	2006	2007	2008	2009
Purchase Consideration	$52,750	$105,775	$127,020	$12,000

Note 10 – Subsequent Events

Acquisitions

Subsequent to June 30, 2006 and through August 7, 2006, the Company completed four direct acquisitions and one subacquisition. The consideration for the four direct acquisitions includes $29.1 million in cash and the issuance of approximately 327,398 shares of NFP common stock. The Company’s share of the subacquisition’s purchase price was approximately $0.4 million in cash and in addition the Company issued 15,359 shares of NFP common stock in connection with this transaction.

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

Executive Overview

NFP is a leading independent distributor of financial services products primarily to high net worth individuals and growing entrepreneurial companies. Founded in 1998 and commencing operations on January 1, 1999, NFP has grown internally and through acquisitions. As of June 30, 2006, NFP operates a national distribution network with over 165 owned firms. As a result of new acquisitions and the growth of previously acquired firms, revenue grew to $500.6 million during the six months ended June 30, 2006 from $365.4 million during the six months ended June 30, 2005. Net income increased 27.5% to $23.2 million during the six months ended June 30, 2006 from $18.2 million during the six months ended June 30, 2005.

NFP’s firms earn revenue that consists primarily of commissions and fees earned from the sale of financial products and services provided to their clients and incur commissions and fees expense and operating expense in the course of earning revenue. NFP pays management fees to non-employee principals of its firms and/or certain entities they own based on the financial performance of each respective firm. Management refers to revenue earned by NFP’s firms minus the expenses of its firms, including management fees, as gross margin. The Company excludes amortization and depreciation from gross margin. These amounts are included in amounts disclosed separately as part of “Corporate and other expenses.” Management uses gross margin as a measure of the performance of the firms that the Company has acquired. Through acquisitions and internal growth, gross margin grew from $77.7 million, or 21.3% of revenue, during the six months ended June 30, 2005 to $88.5 million, or 17.7% of revenue, during the six months ended June 30, 2006.

Gross margin is offset by expenses that NFP incurs at the corporate level, including corporate and other expenses. Corporate and other expenses grew from $42.8 million during the six months ended June 30, 2005 to $49.0 million during the six months ended June 30, 2006. Corporate and other expenses include general and administrative expense, which include the operating expenses of NFP’s corporate headquarters and a portion of stock-based compensation. General and administrative expense grew from $24.2 million during the six months ended June 30, 2005 to $25.5 million during the six months ended June 30, 2006. General and administrative expense as a percentage of revenue decreased to 5.1% during the six months ended June 30, 2006 from 6.6% for the same period in 2005.

Acquisitions

Under its acquisition structure, NFP acquires 100% of the equity of independent financial services products distribution businesses on terms that are relatively standard across all its acquisitions. To determine the acquisition price, NFP’s management first estimates the annual operating cash flow of the business to be acquired based on current levels of revenue and expense. For this purpose, management defines operating cash flow as cash revenue of the business less cash and non-cash expenses, other than amortization, depreciation and compensation to the business’ owners or individuals who subsequently become principals. Management refers to this estimated annual operating cash flow as “target earnings.” The acquisition price is a multiple (generally in a range of five to six times) of a portion of the target earnings, which management refers to as “base earnings.” Base earnings averaged 48% of target earnings for all firms owned at June 30, 2006. In determining base earnings, management focuses on the recurring revenue of the business. Recurring revenue refers to revenue from sales previously made (such as renewal commissions on insurance products, commissions and administrative fees for ongoing benefit plans and mutual fund trail commissions) and fees for assets under management.

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

Substantially all of NFP’s acquisitions have been paid for with a combination of cash and its common stock, valued at its then fair market value. At this time, NFP typically requires the sellers of the firms NFP acquires to take at least 30% of the total acquisition price in its common stock; however, through June 30, 2006, principals have taken on average approximately 40% of the total acquisition price in NFP’s common stock. The following table shows acquisition activity in the following period:

(in thousands, except number of acquisitions)	Six Months Ended June 30, 2006
Number of acquisitions closed	13
Consideration:
Cash	$54,464
Common stock	25,057
Other (1)	257
$79,778
______________
(1)	Represents capitalized costs of the acquisitions.

Revenue

NFP’s firms generate revenue primarily from the following sources:

Life insurance commissions and estate planning fees. Insurance and annuity commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. First-year commissions are calculated as a percentage of the first twelve months’ premium on the policy and earned in the year that the policy is originated. In many cases, the Company’s firms receive renewal commissions for a period following the first year, if the policy remains in force. Some of the Company’s firms receive fees for the settlement of life insurance policies. These fees are generally based on a percentage of the settlement proceeds. Some of the Company’s firms also earn fees for developing estate plans. Revenues from life insurance activities also include amounts received by the Company’s life brokerage entities, including the Company’s life settlements brokerage entity, which assist non-affiliated producers with the placement and/or sale of life insurance.

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

Some of the Company’s firms also earn additional compensation in the form of incentive and marketing support revenue from manufacturers of financial services products, based on the volume, persistency and profitability of business generated by the Company’s firm from these three sources. These forms of payments are earned both with respect to sales by the Company’s owned firms and sales by the Company’s network of affiliated third-party distributors.

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

Expenses

The following table sets forth certain expenses as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of services:
Commissions and fees	32.5	26.5	33.1	27.6
Operating expenses (excludes amortization and depreciation shown separately below)	28.9	31.2	30.0	32.7
Management fees	20.2	19.6	19.2	18.4
Total cost of services	81.6	77.3	82.3	78.7
Gross margin	18.4	22.7	17.7	21.3
Corporate and other expenses:
General and administrative	4.9	6.1	5.1	6.6
Amortization	2.6	2.8	2.7	3.0
Depreciation	1.0	0.9	1.0	1.0
Impairment of goodwill and intangible assets	1.0	1.0	1.0	1.0
Loss on sale of subsidiaries	NM	0.2	NM	0.1
Total corporate and other expenses	9.5%	11.0%	9.8%	11.7%
______________

NM indicates amount is not meaningful

Cost of services

Commissions and fees. Commissions and fees are typically paid to third party producers, who are producers that are employed by, or affiliated with, NFP’s firms. Commission and fees are also paid to non-affiliated producers who utilize the services of one or more of the Company’s life brokerage entities including the Company’s life settlements brokerage entity. Commissions and fees are also paid to non-affiliated producers who provide referrals and specific product expertise to NFP firms. When business is generated solely by a principal, no commission expense is incurred because principals are only paid from a share of the cash flow of the acquired firm through management fees. However, when income is generated by a third party producer, the producer is generally paid a portion of the commission income, which is reflected as commission expense of the acquired firm. In addition, NFPSI pays commissions to the Company’s affiliated third-party distributors who transact business through NFPSI.

Operating expenses. The Company’s firms incur operating expenses related to maintaining individual offices, including compensating non-producing staff. Firm operating expenses also include the expenses of NFPSI and of NFP Insurance Services, Inc. (“NFPISI”), another subsidiary that serves the Company’s acquired firms and through which the Company’s acquired firms and its affiliated third-party distributors access insurance and financial services products and manufacturers. With the adoption of Statement of Financial Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” and the Securities and Exchange Commission Staff Accounting Bulletin No. 107 (collectively “SFAS 123R”), effective January 1, 2006, the Company now records share-based payments related to firm employees and firm activities to operating expenses as a component of cost of services.

Management fees. The Company pays management fees to the principals of its firms and/or certain entities they own based on the financial performance of the firms they manage. The Company typically pays a portion of the management fees monthly in advance. Once the Company receives cumulative preferred earnings (base earnings) from a firm, the principals and/or an entity the principals own will earn management fees equal to earnings above base earnings up to target earnings. An additional management fee is paid in respect of earnings in excess of target earnings based on the ratio of base earnings to target earnings. For example, if base earnings equal 40% of target earnings, the Company receives 40% of earnings in excess of target earnings and the principal and/or the entity receives 60%. A majority of the Company’s acquisitions have been completed with a ratio of base earnings to target earnings of 50%. Management fees also include an accrual for certain performance-based incentive amounts payable under the Company’s ongoing incentive program. Incentive amounts are paid in a combination of cash and the Company’s common stock. For firms that began their incentive period prior to January 1, 2005, the principal could elect from 0% to 100% to be paid in the Company’s common stock. In addition to the incentive award, the Company pays an additional cash incentive equal to 50% of the incentive award elected to be received in the Company’s stock. This election is made subsequent to the completion of the incentive period. No accrual is made for these additional cash incentives until the related election is made. However, for firms beginning their incentive period after January 1, 2005 (with the exception of Highland Capital Holding Corporation or "Highland" firms), the principal is required to take a minimum of 30% (maximum 50%) of the incentive award in common stock. The Company accrues on a current basis for these firms the additional cash incentive (50% of the stock portion of the award) based upon the principal’s election or the minimum percentage required to be received in company stock. The ratio of management fees to gross margin before management fees is dependent on the percentage of total earnings of the Company’s firms capitalized by the Company, the performance of the Company’s firms relative to base earnings and target earnings, the growth of earnings of the Company’s firms in the periods after their first three years following acquisition and the earnings of NFPISI and NFPSI, from which no management fees are paid. Because of the Company’s cumulative preferred position, if a firm produces earnings below target earnings in a given year, the Company’s share of the firm’s total earnings would be higher for that year. If a firm produces earnings at or above target earnings, the Company’s share of the firm’s total earnings would be equal to the percentage of the earnings capitalized by the Company in the initial transaction, less any percentage due to additional management fees earned under ongoing incentive plans. With the adoption of Statement of Financial Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” and the Securities and Exchange Commission Staff Accounting Bulletin No. 107 (collectively “SFAS 123R”), effective January 1, 2006, the Company now records share-based payments related to principals as management fees as a component of cost of services.

The following table summarizes the results of operations of NFP’s firms for the periods presented and shows management fees as a percentage of gross margin before management fees:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
(dollars in thousands)
Revenue:
Commissions and fees	$262,294	$204,766	$500,566	$365,380
Cost of services:
Commissions and fees	85,176	54,229	165,776	100,962
Operating expenses (a)	75,745	63,833	149,959	119,312
Gross margin before management fees	101,373	86,704	184,831	145,106
Management fees	53,114	40,189	96,342	67,399
Gross margin	$48,259	$46,515	$88,489	$77,707
Gross margin as percentage of total revenue	18.4%	22.7%	17.7%	21.3%
Gross margin before management fee as a percentage of total revenue	38.6%	42.3%	36.9%	39.7%
Management fees, as a percentage of gross margin before management fees	52.4%	46.4%	52.1%	46.4%

______________

(a)	Excludes amortization and depreciation which are shown separately under corporate and other expenses.

During the fourth quarter of 2005, the Company determined it was appropriate, as part of its efforts to enhance controls over this significant expense item, to transition to a single methodology for both calculating and paying management fees. As part of this transition, additional balances became due to principals which resulted in further expense. The effect of this change impacts the comparability of management fee expense for the six months ended June 30, 2006 with the same period last year. Previously, the Company would reverse management fee accruals for earnings related to revenue earned but not received at the prior year end because the payment of these management fees became subject to individual firms achieving base and target earnings thresholds in the following year. As the threshold levels were achieved, the liability was recognized. In the first quarter of 2005, the Company reduced management fee expense by $3.4 million because of this reversal. With the transition to a single methodology for calculating and paying management fees at the end of 2005, this reversal was no longer appropriate and no reversal was made in the first quarter of 2006.

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

Effect of New Accounting Pronouncements. Prior to January 1, 2003, the Company accounted for awards (stock options) under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock-based employee compensation costs included in net income for periods prior to January 1, 2003 reflect stock options that had an exercise price less than the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), and adopted the prospective method for transition. Awards granted under the Company’s plans vest over periods of up to five years. Therefore, the cost related to stock-based compensation included in the determination of net income as of June 30, 2005 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R which is a revision of SFAS 123, which superseded APB 25 and amended SFAS No. 95, “Statement of Cash Flows.” The Company adopted the modified prospective transition method provided for under SFAS 123R and, accordingly, has not restated prior year amounts. Under the transition method, compensation expense for the first six months of 2006 includes compensation expense for all share-based payment awards granted prior to, but not yet vested as of, January 1, 2003, the date of the Company’s adoption of SFAS 123, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Stock-based compensation expense includes an estimate for forfeitures which is recognized over the expected term of the award on a straight-line basis. The Company evaluated the need to record a cumulative effect adjustment relating to estimated forfeitures for unvested previously issued awards and the impact was not deemed to be material.

The Company measured the fair value for stock options using the Black-Scholes valuation model under SFAS 123 and will continue to use this model under SFAS 123R in 2006.

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes thresholds and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company will adopt FIN 48 on January 1, 2007. The Company has not completed its review of the new guidance and there can be no assurance that it will not have a significant impact on the Company’s consolidated financial statements.

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

Three months ended June 30, 2006 compared with the three months ended June 30, 2005

The following table provides a comparison of NFP’s revenue and expenses for the periods presented:

	For the three months ended June 30,
	2006	2005	$ Change	% Change

	(in millions)
Statement of Operations Data:
Revenue:
Commissions and fees	$262.3	$204.8	$57.5	28.1%
Cost of services:
Commissions and fees	85.2	54.2	31.0	57.2
Operating expenses (excludes amortization and depreciation shown separately below)	75.7	63.8	11.9	18.7
Management fees	53.1	40.2	12.9	32.1
Total cost of services	214.0	158.2	55.8	35.3
Gross margin	48.3	46.6	1.7	3.6
Corporate and other expenses:
General and administrative	12.9	12.6	0.3	2.4
Amortization	6.8	5.8	1.0	17.2
Depreciation	2.2	1.9	0.3	15.8
Impairment of goodwill and intangible assets	3.0	2.1	0.9	42.9
Loss on sale of subsidiaries	—	0.3	(0.3)	(100.0)
Total corporate and other expenses	24.9	22.7	2.2	9.7
Income from operations	23.4	23.9	(0.5)	(2.1)
Interest and other income	1.7	0.9	0.8	88.9
Interest and other expense	(1.5)	(2.2)	0.7	(31.8)
Net interest and other	0.20	(1.3)	1.5	(115.4)
Income before income taxes	23.6	22.6	1.0	4.4
Income tax expense	9.9	10.2	(0.3)	(2.9)
Net income	$13.7	$12.4	$1.3	10.5%

Summary

Net income. Net income increased $1.3 million, or 10.5%, to $13.7 million in the three months ended June 30, 2006 compared with $12.4 million in the same period last year. The increase in net income was driven by a 28.1% increase in revenue from both existing firms and acquisitions subsequent to the end of the second quarter 2005. Net income as a percentage of revenue was 5.2% for the three months ended June 30, 2006, down from 6.1% for the three months ended June 30, 2005 due to lower margins resulting from higher commission and fee payouts, offset by an increase in net interest and other and a lower effective tax rate.

Revenue

Commissions and fees. Commissions and fees increased $57.5 million, or 28.1%, to $262.3 million in the three months ended June 30, 2006 compared with $204.8 million in the same period last year. Approximately $20.2 million of the increase was due to business generated by new acquisitions and approximately $37.3 million was a direct result of increased volume of business from the Company’s existing firms, including NFPSI and NFPISI. Premium financed life insurance business contributed to the growth in the Company’s commissions and fee revenues in 2005 and the 2006 period to date. However, growth in this business has slowed as carriers reassess their appetite for financed life insurance sales and the senior market in general. The Company cannot predict with certainty the outcome of these developments, but believes it is likely that premium financed sales of life insurance for the remainder of 2006 will be lower than in the first half of 2006 or the second half of 2005, and could negatively impact growth rates for the remainder of the year.

Cost of services

Commissions and fees. Commissions and fees expense increased $31.0 million, or 57.2%, to $85.2 million in the three months ended June 30, 2006 compared with $54.2 million in the same period last year. Approximately $5.0 million of the increase was due to business generated by new acquisitions and approximately $26.0 million was due to increased volume of business from the Company’s existing firms. As a percentage of revenue, commissions and fees expense increased to 32.5% in the three months ended June 30, 2006 from 26.5% in the same period last year. This increase was driven by higher payouts in both the brokerage and non-brokerage businesses and increased production generated through third party producers and other firms.

Operating expenses. Operating expenses increased $11.9 million, or 18.7%, to $75.7 million in the three months ended June 30, 2006 compared with $63.8 million in the same period last year. Approximately $5.4 million of the increase was due to operating expenses of new acquisitions, and approximately $6.5 million was a result of increased operating expenses at the Company’s existing firms. As a percentage of revenue, operating expenses decreased to 28.9% in the three months ended June 30, 2006 from 31.2% in the same period last year as the Company benefited from spreading its operating expenses over a larger revenue base. Effective January 1, 2006, and in connection with adoption of SFAS 123R, stock-based compensation to firm employees and for firm activities have been included in cost of services. In the second quarter 2006, stock-based compensation of $0.6 million was expensed as part of operating expenses. There was no stock-based compensation included in cost of services in 2005.

Management fees. Management fees increased $12.9 million, or 32.1%, to $53.1 million in the three months ended June 30, 2006 compared with $40.2 million in the same period last year. Management fees were 52.4% of gross margin before management fees in the three months ended June 30, 2006 compared with 46.4% in the same period last year. Management fees included an accrual of $3.9 million for ongoing incentive plans in the three months ended June 30, 2006 compared with $1.5 million in the same period last year. In addition, management fees included $0.2 million in stock-based compensation for the three months ended June 30, 2006. There was no stock-based compensation component for the three months ended June 30, 2005. Management fees as a percentage of revenue increased to 20.2% in the three months ended June 30, 2006 from 19.6% in the same period last year.

Gross margin. Gross margin increased $1.7 million, or 3.6%, to $48.3 million in the three months ended June 30, 2006 compared with $46.6 million in the same period last year. Gross margin as a percentage of revenue decreased to 18.4% in the three months ended June 30, 2006 from 22.7% in the same period last year as the increased commission and fee payouts and management fee expense more than offset the benefits of scale gained in firm operating expenses.

Corporate and other expenses

General and administrative. General and administrative expense increased $0.3 million, or 2.4%, to $12.9 million in the three months ended June 30, 2006 compared with $12.6 million in the same period last year. As a percentage of revenue, general and administrative expense decreased to 4.9% in the three months ended June 30, 2006 compared with 6.1% in the same period last year. The increase in general and administrative expense included increases of $1.3 million in personnel and personnel related costs, $0.3 million in stock-based compensation and $0.1 million of other expenses offset by a decrease of $1.4 million in legal fees. The increase in personnel and personnel related costs largely reflects an increase in headcount primarily in finance, internal audit, human resources and compliance.

Amortization. Amortization increased $1.0 million, or 17.2%, to $6.8 million in the three months ended June 30, 2006 compared with $5.8 million in the same period last year. Amortization expense increased as a result of a 16.1% increase in amortizing intangible assets resulting primarily from new acquisitions. As a percentage of revenue, amortization was 2.6% in the three months ended June 30, 2006 compared with 2.8% in the same period last year.

Depreciation. Depreciation expense increased $0.3 million, or 15.8%, to $2.2 million in the three months ended June 30, 2006 compared with $1.9 million in the same period last year. The increase in depreciation resulted from an increase in the number of owned firms and capital expenditures at the Company’s existing firms and at the corporate office.

Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets increased $0.9 million, or 42.9%, to $3.0 million in the second quarter of 2006 compared with $2.1 million in the prior year period. The impairments related to three firms in the three months ended June 30, 2006 and three firms in three month period ending June 30, 2005. As a percentage of revenue, impairment of goodwill and intangibles was 1.0% for the three months ended June 30, 2006 and 1.0% for the three months ended June 30, 2005.

Interest and other income. Interest and other income increased $0.8 million to $1.7 million in the three months ended June 30, 2006 compared with $0.9 million in the three months ended June 30, 2005 resulting from higher average available cash balances and the increased interest rate environment.

Interest and other expense. Interest and other expense decreased $0.7 million, or 31.8%, to $1.5 million in the three months ended June 30, 2006 compared with $2.2 million in the same period last year. The decrease was largely due to the write off of $0.5 million of unamortized costs related to the early termination and replacement of the Company’s previous $90 million credit facility in the three months ended June 30, 2005.

Income tax expense

Income tax expense. Income tax expense decreased $0.3 million, or 2.9%, to $9.9 million in the three months ended June 30, 2006 compared with $10.2 million in the same period last year. The estimated effective tax rate in the second quarter of 2006 was 41.9% compared with 45.1% in the second quarter of 2005 and 42.1% for the full year 2005. The estimated effective tax rate in the second quarter of 2005 was higher due to the impact of firm restructurings and a higher estimated state tax rate.

Loss on sale of subsidiaries. Loss on sale of subsidiaries decreased $0.3 million from $0.3 million in the three months ended June 30, 2005 as the gain and losses from the sale of two subsidiaries during the three months ended June 30, 2006 largely offset each other.

Six months ended June 30, 2006 compared with the six months ended June 30, 2005

The following table provides a comparison of NFP’s revenue and expenses for the periods presented:

	For the six months ended June 30,
	2006	2005	$ Change	% Change

	(in millions)
Statement of Operations Data:
Revenue:
Commissions and fees	$500.6	$365.4	$135.2	37.0%
Cost of services:
Commissions and fees	165.8	101.0	64.8	64.2
Operating expenses (excludes amortization and depreciation shown separately below)	150.0	119.3	30.7	25.7
Management fees	96.3	67.4	28.9	42.9
Total cost of services	412.1	287.7	124.4	43.2
Gross margin	88.5	77.7	10.8	13.9
Corporate and other expenses:
General and administrative	25.5	24.2	1.3	5.4
Amortization	13.5	11.1	2.4	21.6
Depreciation	4.3	3.5	0.8	22.9
Impairment of goodwill and intangible assets	5.4	3.7	1.7	45.9
Loss on sale of subsidiaries	0.3	0.3	—	0.0
Total corporate and other expenses	49.0	42.8	6.2	14.5
Income from operations	39.5	34.9	4.6	13.2
Interest and other income	3.3	1.4	1.9	135.7
Interest and other expense	(3.0)	(3.5)	0.5	(14.3)
Net interest and other	0.3	(2.1)	2.4	(114.3)
Income before income taxes	39.8	32.8	7.0	21.3
Income tax expense	16.6	14.6	2.0	13.7
Net income	$23.2	$18.2	$5.0	27.5%

Summary

Net income. Net income increased $5.0 million, or 27.5%, to $23.2 million in the six months ended June 30, 2006 compared with $18.2 million in the same period last year. The increase in net income was driven by a 37.0% increase in revenue from both existing firms and acquisitions subsequent to the end of the second quarter 2005. Net income as a percentage of revenue was 4.6% for the six months ended June 30, 2006, down from 5.0% for the six months ended June 30, 2005 due to lower margins resulting from higher commission and fee payouts, offset by an increase in net interest and other and a lower effective tax rate.

During the six months ended June 30, 2006, the Company wrote off $1.3 million, net of tax, of non collectable receivables that related to several prior quarters spanning over two years. Had these receivables been written off in their respective prior quarter, the impact would have been immaterial to the interim consolidated financial statements.

Revenue

Commissions and fees. Commissions and fees increased $135.2 million, or 37%, to $500.6 million in the six months ended June 30, 2006 compared with $365.4 million in the same period last year. Approximately $59.6 million of the increase was due to business generated by new acquisitions and approximately $75.6 million was a direct result of increased volume of business from the Company’s existing firms, including NFPSI and NFPISI. Premium financed life insurance business contributed to the growth in the Company’s commissions and fee revenues in 2005 and the 2006 period to date. However, growth in this business has slowed as carriers reassess their appetite for financed life insurance sales and the senior market in general. The Company cannot predict with certainty the outcome of these developments, but believes it is likely that premium financed sal es of life insurance for the remainder of 2006 will be lower than in the first half of 2006 or the second half of 2005, and could negatively impact growth rates for the remainder of the year.

Cost of services

Commissions and fees. Commissions and fees expense increased $64.8 million, or 64.2%, to $165.8 million in the six months ended June 30, 2006 compared with $101.0 million in the same period last year. Approximately $17.2 million of the increase was due to business generated by new acquisitions and approximately $47.6 million was due to increased volume of business from the Company’s existing firms. As a percentage of revenue, commissions and fees expense increased to 33.1% in the six months ended June 30, 2006 from 27.6% in the same period last year. This increase was driven by higher payouts in both the brokerage and non-brokerage businesses and increased production generated through third party producers and other firms.

Operating expenses. Operating expenses increased $30.7 million, or 25.7%, to $150.0 million in the six months ended June 30, 2006 compared with $119.3 million in the same period last year. Approximately $19.6 million of the increase was due to operating expenses of new acquisitions, and approximately $11.1 million was a result of increased operating expenses at the Company’s existing firms. As a percentage of revenue, operating expenses decreased to 30.0% in the six months ended June 30, 2006 from 32.7% in the six months ended June 30, 2005 largely as the Company benefited from spreading its operating expenses over a larger revenue base. Effective January 1, 2006, and in connection with adoption of SFAS 123R, stock-based compensation to firm employees and firm activities has been included in cost of services. In the six months ended June 30, 2006, stock-based compensation of $1.3 million was expensed as part of operating expenses. There was no stock-based compensation included in costs of services in 2005.

Management fees. Management fees increased $28.9 million, or 42.9%, to $96.3 million in the six months ended June 30, 2006 compared with $67.4 million in the same period last year. Management fees were 52.1% of gross margin before management fees in the six months ended June 30, 2006 compared with 46.4% in the same period last year. Management fees included an accrual of $8.9 million for ongoing incentive plans in the six months ended June 30, 2006 compared with $4.0 million in the six months ended June 30, 2005. Included in the 2006 accrual is approximately $1.7 million for Highland principals under the terms of the purchase agreement. In addition, management fees included $0.2 million in stock-based compensation for the six months ended June 30, 2006. There was no stock-based compensation component for the six months ended June 30, 2005. The first quarter of 2005 also benefited from the reversal of $3.4 million of accrued management fees which became subject to firms achieving new base and target earnings thresholds in the following year. As previously discussed, at the end of 2005 the Company changed to a single methodology for calculating and paying management fees and such fees accrued are no longer subject to achieving these new earnings thresholds in the following year. Management fees as a percentage of revenue increased to 19.2% in the six months ended June 30, 2006 from 18.4% in the same period last year.

Gross margin. Gross margin increased $10.8 million, or 13.9%, to $88.5 million in the six months ended June 30, 2006 compared with $77.7 million in the same period last year. Gross margin as a percentage of revenue decreased to 17.7% in the six months ended June 30, 2006 from 21.3% in the same period last year as increased commission and fee payouts and management fee expense more than offset the benefits of scale gained in firm operating expenses.

Corporate and other expenses

General and administrative. General and administrative expense increased $1.3 million, or 5.4%, to $25.5 million in the six months ended June 30, 2006 compared with $24.2 million in the same period last year. As a percentage of revenue, general and administrative expense decreased to 5.1% in the six months ended June 30, 2006 compared with 6.6% in the same period last year. The increase in general and administrative expense included increases of $2.8 million in personnel and personnel related costs, $0.8 million in stock-based compensation and $0.6 million of other expenses offset by a decrease of $2.9 million in legal fees. The increase in personnel and personnel related costs largely reflects an increase in headcount primarily in finance, internal audit, human resources and compliance.

Amortization. Amortization increased $2.4 million, or 21.6%, to $13.5 million in the six months ended June 30, 2006 compared with $11.1 million in the same period last year. Amortization expense increased as a result of a 20.5% increase in gross amortizing intangible assets resulting primarily from new acquisitions. As a percentage of revenue, amortization was 2.7% in the six months ended June 30, 2006 compared with 3.0% in the same period last year.

Depreciation. Depreciation expense increased $0.8 million, or 22.9%, to $4.3 million in the six months ended June 30, 2006 compared with $3.5 million in the same period last year. The increase in depreciation resulted from an increase in the number of owned firms and capital expenditures at the Company’s existing firms and at the corporate office.

Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets increased $1.7 million, or 45.9%, to $5.4 million during the six months ended June 30, 2006 compared with $3.7 million in the prior year period. The impairments related to four firms in the six months ended June 30, 2006 and six firms in the six months ended June 30, 2005. As a percentage of revenue, impairment of goodwill and intangibles was 1.0% for the six months ended June 30, 2006 and 1.0% for the six months ended June 30, 2005.

Interest and other income. Interest and other income increased $1.9 million to $3.3 million in the six months ended June 30, 2006 compared with $1.4 million in the six months ended June 30, 2005 resulting from carrying higher average available cash balances and the increased interest rate environment.

Interest and other expense. Interest and other expense decreased $0.5 million, or 14.3%, to $3.0 million in the six months ended June 30, 2006 compared with $3.5 million in the same period last year. The decrease was largely due to the write off of $0.5 million of unamortized costs related to the early termination and replacement of the Company’s previous $90 million credit facility in the three months ended June 30, 2005.

Income tax expense

Income tax expense. Income tax expense increased $2.0 million, or 13.7%, to $16.6 million in the six months ended June 30, 2006 compared with $14.6 million in the same period last year. The estimated effective tax rate in the six months ended June 30, 2006 was 41.7% compared with 44.5% in the six months ended June 30, 2005 and 42.1% for the full year 2005. The estimated effective tax rate for the six months ended June 30, 2005 was higher due to the impact of firm restructurings and a higher estimated state tax rate.

Loss on sale of subsidiaries. The Company had a loss on the sale of four subsidiaries totaling $0.3 million in the six months ended June 30, 2006 and a loss on the sale of two subsidiaries totaling $0.3 million in the six months ended June 30, 2005, respectively.

Liquidity and Capital Resources

Summary cash flow data is provided as follows:

	Six Months Ended June 30,
(in thousands)	2006	2005
Net cash flows provided by (used in):
Operating activities	$7,777	$4,352
Investing activities	(66,024)	(108,403)
Financing activities	44,769	72,158
Net decrease in cash and cash equivalents	(13,478)	(31,893)
Cash and cash equivalents – beginning of period	105,761	83,103
Cash and cash equivalents – end of period	$92,283	$51,210

As of June 30, 2006, the Company had cash and cash equivalents of $92.3 million, a decrease of $13.5 million from the balance as of December 31, 2005 of $105.8 million. The decrease in cash and cash equivalents during the six months ended June 30, 2006, resulted principally from cash paid for acquisitions and a decrease in due to principals and/or certain entities they own, partially offset by a decrease in commissions, fees and premiums receivable, net and an increase in net borrowings under the Company’s credit facility.

During the six months ended June 30, 2006, cash provided by operating activities was $7.8 million, primarily due to net income plus non cash charges of $43.7 million, a decrease in commissions, fees and premiums receivable, net of $38.3 million, partially offset by a decrease in due to principals and/or certain entities they own of $40.7 million, accrued liabilities of $23.0 million, and an increase in due from principals and/or certain entities they own of $6.9 million. During the six months ended June 30, 2005, cash provided by operating activities was $4.4 million, primarily due to net income plus non cash charges of $36.3 million, a decrease in commissions, fees and premiums receivable, net of $8.3 million, offset by a decrease in due to principals and/or certain entities they own of $14.1 million, and accrued liabilities of $19.4 million.

During the six months ended June 30, 2006 and 2005, cash used in investing activities was $66.0 million and $108.4 million, respectively, in both cases for the acquisition of firms and property and equipment. During the six months ended June 30, 2006 and 2005, NFP used $63.3 million and $98.3 million, respectively, for payments for acquired firms and contingent consideration. In each period, payments for acquired firms represented the largest use of cash in investing activities.

During the six months ended June 30, 2006 and 2005, cash provided by financing activities was $44.8 million and $72.2 million, respectively. During the six months ended June 30, 2006 and 2005, cash provided by borrowing activities was $50.0 million and $75.0 million, respectively. Cash provided by financing activities was primarily the result of net borrowings under the Company’s credit facility. The Company uses this credit facility primarily to fund acquisitions.

Some of the Company’s firms maintain premium trust accounts which represent payments collected from insureds on behalf of carriers. Funds held in these accounts are invested in cash, cash equivalents and securities purchased under resale agreements (overnight). As of June 30, 2006, NFP had cash, cash equivalents and securities purchased under resale agreements in premium trust accounts of $57.1 million, an increase of $4.7 million from the balance as of December 31, 2005 of $52.4 million. Increases or decreases in these accounts relate to the volume and timing of payments from insureds and the timing of the Company’s remittances to carriers. These increases or decreases are largely offset by changes in premiums payable to insurance carriers.

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

The Company’s facility is structured as a revolving credit facility and is due on June 15, 2008, unless the Company elects to convert the credit facility to a term loan, in which case it will amortize over one year, with a principal payment due on December 15, 2008 and a final maturity on June 15, 2009. The Company’s obligations under its credit facility are collateralized by all of its and its subsidiaries’ assets. Up to $10 million of the credit facility is available for the issuance of letters of credit. The credit facility contains various customary restrictive covenants that prohibit the Company and its subsidiaries from, subject to various exceptions and among other things, (i) incurring additional indebtedness or guarantees, (ii) creating liens or other encumbrances on property or granting negative pledges, (iii) entering into a merger or similar transaction, (iv) selling or transferring certain property, (v) declaring dividends or making other restricted payments and (vi) making investments. In addition to the foregoing, the credit facility contains financial covenants requiring the Company to maintain a minimum interest coverage ratio and a maximum consolidated leverage ratio. As of June 30, 2006, management believes the Company was in compliance with all covenants under the facility.

As of June 30, 2006, the combined year-to-date weighted average interest rate for the credit facility was 6.27%. The weighted average of both credit facilities for the prior year period was 6.28%.

The Company had a balance of $90.0 million under the credit facility as of June 30, 2006 and had an outstanding balance of $40.0 million at December 31, 2005. The increase in borrowings under the Company’s credit facility in the second quarter of 2006 of $50.0 million was primarily to fund acquisitions.

Contractual Obligations

There have been no material changes outside the ordinary course of the Company’s business to the Company’s total contractual cash obligations which are set forth in the table included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005.

Dividends

The Company paid a quarterly cash dividend of $0.15 per share of common stock on April 7, 2006. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements, covenants under its revolving credit facility and other factors which the Company’s board of directors may consider relevant. Based on the most recent quarterly dividend declared of $0.15 per share of common stock and the number of shares held by stockholders of record on June 16, 2006, the total annual cash requirement for dividend payments would be approximately $22.6 million.

Off-Balance Sheet Arrangements

The Company had no material off-balance sheet arrangements during the six months ended June 30, 2006.

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

The Company has a credit facility and cash, cash equivalents and securities purchased under resale agreements in premium trust accounts which are subject to short-term interest rate risk. Based on the weighted average borrowings under its credit facility during the six months ended June 30, 2006 and 2005, a 1% change in short-term interest rates would have affected the Company’s income before income taxes by approximately $0.9 million and $0.6 million, respectively. Based on the weighted average amount of cash, cash equivalents and securities purchased under resale agreements in premium trust accounts during the six months ended June 30, 2006 and 2005, a 1% change in short-term interest rates would have affected the Company’s income before income taxes by approximately $1.4 million and $1.2 million, respectively.

The Company does not enter into derivatives or other similar financial instruments for trading or speculative purposes.

Item 4. Controls and Procedures

As of the end of the period covered by this report, NFP’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Based on this evaluation, the CEO and CFO have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

In the ordinary course of business, the Company is involved in lawsuits and other claims. Management considers these lawsuits and claims to be without merit and the Company intends to defend them vigorously. Management believes that the resolution of these lawsuits or claims will not have a material adverse impact on the Company’s consolidated financial position. In addition, the sellers of firms that the Company acquires typically indemnify the Company for loss or liability resulting from acts or omissions occurring prior to the acquisition, whether or not the sellers were aware of these acts or omissions. Several of the existing lawsuits and claims have triggered these indemnity obligations

In addition to the foregoing lawsuits and claims, during 2004, several of the Company’s firms received subpoenas and other informational requests from governmental authorities, including the New York Attorney General’s Office, seeking information regarding compensation arrangements, any evidence of bid rigging and related matters. The Company has cooperated and will continue to cooperate fully with all governmental agencies.

Also, in March 2006, the Company received a subpoena from the New York Attorney General’s Office seeking information regarding life settlement transactions. One of the Company’s subsidiaries received a subpoena seeking the same information. The Company is cooperating fully with the Attorney General’s investigation. The investigation, however, is ongoing and the Company is unable to predict the investigation’s outcome.

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

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in NFP’s Annual Report on Form 10-K/A for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities

Since January 1, 2006 and through June 30, 2006, the Company has issued the following securities:

The Company has issued 476,047 shares of common stock with a value of approximately $25.1 million to principals in connection with the acquisition of firms. The Company has issued 204,313 shares of common stock with a value of approximately $10.6 million to principals related to contingent consideration and other.

Since July 1, 2006 and through August 7, 2006, the Company has issued the following securities:

The Company has issued approximately 342,757 shares of NFP common stock with a value of approximately $15.1 million in connection with the acquisition of firms.

The issuances of common stock described above were made in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Regulation D promulgated thereunder, for transactions by an issuer not involving a public offering. The Company did not offer or sell the securities by any form of general solicitation or general advertising, informed each purchaser that the securities had not been registered under the Securities Act and were subject to restrictions on transfer, and made offers only to “accredited investors” within the meaning of Rule 501 of Regulation D and a limited number of sophisticated investors, each of whom the Company believed had the knowledge and experience in financial and business matters to evaluate the merits and risks of an investment in the securities and had access to the kind of information registration would provide.

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
	(in thousands, except per share data)
April 1, 2006 – April 30, 2006	—		$—	—	—
May 1, 2006 – May 31, 2006	26,166		46.82	—	—
June 1, 2006 – June 30, 2006	8,766		44.11	—	—
Total	34,932	(a)	$46.14	—	—

 ____________________________

(a)

34,932 shares were reacquired relating to the disposition of two firms. A gain of $0.2 million and a loss of $0.2 million was recorded in the consolidated statement of income relating to these two transactions.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on Wednesday, May 17, 2006. At that meeting, the stockholders voted on the following matters:

(1)	the election of seven directors to the Company’s board of directors for a term of one year expiring at the next Annual Meeting of Stockholders;

(2)	the approval of the adoption of the Employee Stock Purchase Plan;

(3)	the approval of the adoption of an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s stock; and

(4)	the ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accountants for the fiscal year ending December 31, 2006.

The number of votes cast for, against or withheld and the number of abstentions and, where applicable, broker non-votes with respect to each matter are set forth below:

		For	Against/ Withheld	Abstention	Broker Non-Votes
1.	Election of Directors:
	Jessica M. Bibliowicz	30,442,012	564,631	—	—
	Stephanie W. Abramson	30,343,187	663,456	—	—
	Arthur S. Ainsberg	30,985,218	21,425	—	—
	Marc E. Becker	30,961,198	45,445	—	—
	John A. Elliott	30,344,367	662,276	—	—
	Shari Loessberg	30,343,087	663,556	—	—
	Kenneth C. Mlekush	30,984,848	21,795	—	—

2.	the approval of the adoption of the Employee Stock Purchase Plan	25,571,993	4,132,976	196,547	—

3.	the approval of the adoption of an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s stock	26,108,005	4,884,792	13,845	—

4.	the ratification of the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accountants	30,943,174	47,216	16,253	—

EXHIBIT INDEX

Item 6. Exhibits

Exhibit No	Description

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Financial Partners Corp.

Signature	Title	Date

/S/ JESSICA M. BIBLIOWICZ	Chairman, President and Chief Executive Officer	August 7, 2006
Jessica M. Bibliowicz

/S/ MARK C. BIDERMAN	Executive Vice President and Chief Financial Officer	August 7, 2006
Mark C. Biderman