Form 10-Q
period 2006-09-30
NATIONAL FINANCIAL PARTNERS CORP
filed 2006-11-03
CIK 1183186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2006

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

The number of outstanding shares of the registrant’s Common Stock, $0.10 par value, as of October 31, 2006 was 38,459,085.

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

These forward-looking statements are based on management’s current views with respect to future results, and are subject to risks and uncertainties. Forward-looking statements are based on beliefs and assumptions made by management using currently available information, such as market and industry materials, experts’ reports and opinions, and trends. These statements are only predictions and are not guarantees of future performance. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by a forward-looking statement. These factors include, without limitation:

•	NFP’s success in acquiring high-quality independent financial services distribution firms;

•	the performance of NFP’s firms following acquisition;

•	competition in the business of providing financial services to the high net-worth and entrepreneurial corporate markets;

•	NFP’s ability, through its operating structure, to respond quickly to operational or financial situations and to grow its business;

•	NFP’s ability to effectively manage its business through the principals of its firms;

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

Additional factors are set forth in NFP’s filings with the Securities and Exchange Commission (the “SEC”), including its Annual Report on Form 10-K/A for the year ended December 31, 2005, filed with the SEC on May 25, 2006.

Forward-looking statements speak only as of the date on which they are made. NFP expressly disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

 Part I – Financial Information

 Item 1. Financial Statements (Unaudited)

 NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(in thousands, except per share amounts)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$115,146	$105,761
Cash, cash equivalents and securities purchased under resale agreements in premium trust accounts	56,819	52,407
Commissions, fees and premiums receivable, net	74,679	105,572
Due from principals and/or certain entities they own	17,309	6,581
Notes receivable, net	6,055	3,126
Deferred tax assets	6,319	7,559
Other current assets	11,394	11,837
Total current assets	287,721	292,843
Property and equipment, net	26,038	25,790
Deferred tax assets	19,863	17,726
Intangibles, net	388,211	340,969
Goodwill, net	438,555	357,353
Notes receivable, net	9,278	9,735
Other non-current assets	3,946	2,222
Total assets	$1,173,612	$1,046,638
LIABILITIES
Current liabilities:
Premiums payable to insurance carriers	$58,509	$55,047
Borrowings	111,000	40,000
Income taxes payable	5,328	14,066
Due to principals and/or certain entities they own	47,717	76,087
Accounts payable	21,832	19,963
Dividends payable	5,769	5,526
Accrued liabilities	37,628	54,402
Total current liabilities	287,783	265,091
Deferred tax liabilities	103,858	100,011
Other non-current liabilities	29,769	21,851
Total liabilities	421,410	386,953
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value: Authorized 200,000 shares; none issued	—	—
Common stock, $0.10 par value: Authorized 180,000 shares; 39,932 and 38,282 issued and 38,430 and 36,795 outstanding, respectively	3,987	3,822
Additional paid-in capital	694,761	623,102
Retained earnings	90,397	67,808
Treasury stock, 1,438 and 1,422 shares, respectively, at cost	(36,943)	(35,047)
Total stockholders’ equity	752,202	659,685
Total liabilities and stockholders’ equity	$1,173,612	$1,046,638

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Commissions and fees	$267,078	$235,699	$767,644	$601,079
Cost of services:
Commissions and fees	84,976	71,865	250,752	172,827
Operating expenses (excludes amortization and depreciation shown separately below)	76,071	65,043	226,030	184,355
Management fees	53,843	49,286	150,185	116,685
Total cost of services	214,890	186,194	626,967	473,867
Gross margin	52,188	49,505	140,677	127,212
Corporate and other expenses:
General and administrative	13,225	10,582	38,681	34,837
Amortization and depreciation	9,447	8,362	27,307	22,983
Impairment of goodwill and intangible assets	771	1,445	6,197	5,102
(Gain) loss on sale of subsidiaries	(255)	—	72	317
Total corporate and other expenses	23,188	20,389	72,257	63,239
Income from operations	29,000	29,116	68,420	63,973

Interest and other income	2,396	1,057	5,704	2,474
Interest and other expense	(2,392)	(1,091)	(5,365)	(4,534)
Net interest and other	4	(34)	339	(2,060)
Income before income taxes	29,004	29,082	68,759	61,913
Income tax expense	12,541	12,214	29,112	26,827
Net income	$16,463	$16,868	$39,647	$35,086
Earnings per share:
Basic	$0.43	$0.47	$1.05	$0.99
Diluted	$0.41	$0.44	$0.99	$0.93
Dividends declared per share	$0.15	$0.12	$0.45	$0.36
Weighted average shares outstanding:
Basic	38,070	36,129	37,614	35,320
Diluted	40,501	38,579	40,196	37,718

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flow from operating activities:
Net income	$39,647	$35,086
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(6,647)	(831)
Stock-based compensation	6,600	3,105
Impairment of goodwill and intangible assets	6,197	5,102
Amortization of intangibles	20,652	17,412
Depreciation	6,655	5,571
Loss on disposal of subsidiaries	72	317
(Increase) decrease in operating assets:
Cash, cash equivalents and securities purchased under resale agreements in premium trust accounts	(2,301)	930
Commissions, fees and premiums receivable, net	35,676	2,881
Due from principals and/or certain entities they own	(10,850)	(12,348)
Notes receivable, net – current	(3,235)	(1,157)
Other current assets	490	4,496
Notes receivable, net – non-current	757	(4,767)
Other non-current assets	(1,669)	(1,554)
Increase (decrease) in operating liabilities:
Premiums payable to insurance carriers	1,345	(720)
Income taxes payable	(8,738)	(11,301)
Due to principals and/or certain entities they own	(30,939)	(1,975)
Accounts payable	(1,670)	7,135
Accrued liabilities	(17,833)	(15,583)
Other non-current liabilities	9,397	8,270
Total adjustments	3,959	4,983
Net cash provided by operating activities	43,606	40,069
Cash flow from investing activities:
Proceeds from disposal of subsidiaries	2,391	—
Purchases of property and equipment, net	(6,409)	(12,967)
Payments for acquired firms, net of cash and contingent consideration	(95,431)	(116,558)
Net cash used in investing activities	(99,449)	(129,525)
Cash flow from financing activities:
Repayments of borrowings	(120,000)	(161,200)
Proceeds from borrowings	191,000	231,200
Capital contributions	—	20
Proceeds from stock-based awards, including tax benefit	11,033	23,704
Proceeds from issuance of common stock	—	68
Dividends paid	(16,805)	(12,541)
Net cash provided by financing activities	65,228	81,251
Net increase (decrease) in cash and cash equivalents	9,385	(8,205)
Cash and cash equivalents, beginning of the period	105,761	83,103
Cash and cash equivalents, end of the period	$115,146	$74,898
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$40,325	$35,939
Cash paid for interest	$4,124	$2,521
Non-cash transactions:
See Note 8

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006

(Unaudited)

Note 1 - Nature of Operations

National Financial Partners Corp. (“NFP”), a Delaware corporation, was formed on August 27, 1998, but did not commence operations until January 1, 1999. The principal business of NFP and its subsidiaries (the “Company”) is the acquisition and management of operating companies it acquires which form a national distribution network that offers financial services, including life insurance and wealth transfer, corporate and executive benefits and financial planning and investment advisory services to the high net-worth and growing entrepreneurial corporate markets. As of September 30, 2006, the Company operates a national distribution network with over 170 owned firms.

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

All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2005, included in NFP’s Annual Report on Form 10-K/A for the year ended December 31, 2005 filed with the SEC on May 25, 2006.

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006 — (Continued)

(Unaudited)

Revenue recognition

Insurance and annuity commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. First-year commissions are calculated as a percentage of the first twelve months’ premium on the policy and earned in the year that the policy is originated. In many cases, the Company receives renewal commissions for a period following the first year, if the policy remains in force. The Company also earns commissions on the sale of insurance policies written for benefit programs. The commissions are paid each year as long as the client continues to use the product and maintain its broker of record relationship with the Company. The Company also earns fees for the development and implementation of corporate and executive benefit programs as well as fees for the duration that these programs are administered. Asset-based fees are also earned for administrative services or consulting related to certain benefits plans. Insurance commissions are recognized as revenue when the following three criteria are met (1) the policy application process is substantially complete, (2) the premium is paid, and (3) the insured party is contractually committed to the purchase of the insurance policy. The Company carries an allowance for policy cancellations, which approximated $1.2 million at September 30, 2006 and 2005, that is periodically evaluated and adjusted as necessary. Miscellaneous commission adjustments are recorded as they occur. Contingent commissions are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably estimated prior to receipt of the commission. Our firms also receive commissions for the settlement of life insurance policies. These commissions are generally based on a percentage of the settlement proceeds received by their clients and recognized as revenue when the policy is transferred and the rescission period has ended.

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

During the fourth quarter of 2005, the Company determined it was appropriate as part of its efforts to enhance controls over management fees to transition to a single methodology for both calculating and paying management fees. As part of this transition, additional balances became due to principals which resulted in further expense. The effect of this change impacts the comparability of management fee expense for the nine months ended September 30, 2006 with the same period last year. Previously, the Company would reverse management fee accruals for earnings related to revenue earned but not received at the prior year end because the payment of these management fees became subject to individual firms achieving base and target earnings thresholds in the following year. As the threshold levels were achieved, the liability was recognized. In the first quarter of 2005, the Company reduced management fee expense by $3.4 million because of this reversal. With the transition to a single methodology for calculating and paying management fees at the end of 2005, this reversal was no longer appropriate and no reversal was made in the first quarter of 2006.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006 — (Continued)

(Unaudited)

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

Prior to January 1, 2003, the Company accounted for awards (stock options) issued in connection with those plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock-based employee compensation costs included in net income for periods prior to January 1, 2003 reflect stock options granted under those plans that had an exercise price less than the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), and adopted the prospective method for transition. Awards granted under the Company’s plans vest over periods of up to ten years. Therefore, the cost related to stock-based compensation included in the determination of net income as of September 30, 2006 is less than that which would have been recognized if the fair value based method had been applied to all awards.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” and the Securities and Exchange Commission Staff Accounting Bulletin No. 107 (collectively “SFAS 123R”) which is a revision of SFAS 123, which superseded APB 25 and amended SFAS No. 95, “Statement of Cash Flows.” The Company adopted the modified prospective transition method provided for under SFAS 123R and, accordingly, has not restated prior year amounts. Under the transition method, compensation expense for the nine months ended September 30, 2006 includes compensation expense for all share-based payment awards granted prior to, but not yet vested as of, January 1, 2003, the date of the Company’s adoption of SFAS 123, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Stock-based compensation expense includes an estimate for forfeitures and is recognized over the expected term of the award on a straight-line basis. The Company evaluated the need to record a cumulative effect adjustment relating to estimated forfeitures for unvested previously issued awards and the impact was not deemed to be material.

The Company measured the fair value for stock options using the Black-Scholes valuation model under SFAS 123 and will continue to use this model under SFAS 123R in 2006.

As a result of adopting SFAS 123R, the Company recorded for firm employees, principals, and firm activities, a charge to cost of services of $0.8 million and $2.3 million for the three and nine months ended September 30, 2006, respectively. The Company also recorded $1.4 and $4.3 million in general and administrative expense as a component of corporate and other expenses for the three and nine months ended September 30, 2006, respectively. Total stock-based compensation for the three and nine months ended September 30, 2006 were $2.2 million and $6.6 million, respectively.

For the three and nine months ended September 30, 2005, the Company recorded $1.1 and $3.1 million, respectively of stock-based compensation which was included in general and administrative expense as a component of corporate and other expenses.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006 — (Continued)

(Unaudited)

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in the prior year period:

(in thousands, except per share amounts)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$16,868	$35,086
Add stock-based compensation expense included in reported net income, net of tax	4	11
Deduct total stock-based compensation expense determined under fair-value-based method for all awards, net of tax	(119)	(358)
Pro forma net income	$16,753	$34,739
Earnings per share:
Basic – as reported	$0.47	$0.99
Basic – pro forma	$0.46	$0.98
Diluted – as reported	$0.44	$0.93
Diluted – pro forma	$0.43	$0.92

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

Recently issued accounting pronouncements

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes thresholds and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company will adopt FIN 48 on January 1, 2007. The Company has not completed its review of the new guidance and there can be no assurance that it will not have a material impact on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company will adopt SFAS 157 on January 1, 2008. Management is currently evaluating the effect, if any, of SFAS 157 on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 expresses the SEC Staff’s views regarding the process of quantifying financial statement misstatements. SAB 108 states that in evaluating the materiality of financial statement misstatements a Company must quantify the impact of correcting misstatements including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. SAB 108 is effective for the year ended December 31, 2006. Under certain circumstances, prior year financial statements will not have to be restated and the effects of initially applying SAB 108 on prior years will be recorded as a cumulative effect adjustment to beginning retained earnings on January 1, 2006, with disclosure of the items included in the cumulative effect. Management is currently evaluating the effect, if any, of SAB 108 on the Company’s consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006 — (Continued)

(Unaudited)

Note 3 - Earnings Per Share

The computations of basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
(in thousands, except per share amounts)
Basic:
Net income	$16,463	$16,868	$39,647	$35,086
Average shares outstanding	38,062	36,104	37,611	35,312
Contingent consideration	8	25	3	8
Total	38,070	36,129	37,614	35,320
Basic earnings per share	$0.43	$0.47	$1.05	$0.99
Diluted:
Net income	$16,463	$16,868	$39,647	$35,086
Average shares outstanding	38,062	36,104	37,611	35,312
Stock held in escrow and stock subscriptions	65	64	64	64
Contingent consideration	158	25	158	25
Stock-based awards	2,216	2,386	2,363	2,317
Total	40,501	38,579	40,196	37,718
Diluted earnings per share	$0.41	$0.44	$0.99	$0.93

Note 4 - Acquisitions

During the nine months ended September 30, 2006, the Company acquired twenty firms that offer life insurance and wealth transfer, corporate and executive benefits and other financial services to high net-worth individuals and growing entrepreneurial companies. These acquisitions allowed NFP to expand its presence in desirable geographic locations, further extend its presence in the insurance services industry and increased the volume of services currently provided.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006 — (Continued)

(Unaudited)

The purchase price associated with acquisitions accounted for as purchases, including direct costs and the allocations thereof are summarized as follows:

	Nine Months Ended September 30,
(in thousands)	2006	2005
Purchase price:
Cash	$83,208	$108,579
Common stock	40,365	44,872
Other	415	5,534
Totals	$123,988	$158,985
Allocation of purchase price:
Net tangible assets	$1,005	$828
Cost assigned to intangibles:
Book of business	31,490	14,368
Management contract	41,718	65,480
Trade name	835	4,443
Institutional customer relationships	—	15,700
Goodwill	48,940	58,166
Total	$123,988	$158,985

The price per share of common stock paid by the Company was based upon an average fair market value of the Company’s publicly traded common stock over a specified period of time prior to the closing date of the acquisition.

In connection with the twenty acquisitions, the Company has contingent obligations based upon the future earnings of the acquired entities that are not included in the purchase price that was recorded for these acquisitions at the effective date of acquisition. Future payments made under this arrangement will be recorded as an adjustment to purchase price when the contingencies are settled. As of September 30, 2006, the maximum amount of contingent consideration payable to the twenty firms was $128.2 million.

In connection with the twenty acquisitions, the Company expects approximately $35.8 million of goodwill to be deductible over 15 years for tax purposes.

The Company capitalized approximately $0.8 million relating to contingent consideration for firms acquired in the nine months ended September 20, 2005 and did not capitalize any amounts relating to contingent consideration for firms acquired in 2006.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006 — (Continued)

(Unaudited)

The following table summarizes the required disclosures of the pro forma combined entity, as if these acquisitions occurred at January 1, 2006 and 2005, respectively:

	Nine Months Ended September 30,
(in thousands, except per share amounts)	2006	2005
Revenue	$788,977	$655,113
Income before income taxes	$74,845	$76,867
Net income	$43,159	$43,565
Earnings per share – basic	$1.15	$1.22
Earnings per share – diluted	$1.07	$1.14

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred at January 1, 2006 and 2005, respectively, nor is it necessarily indicative of future operating results.

 Note 5 - Goodwill and Other Intangible Assets

Goodwill:

The changes in the carrying amount of goodwill for the nine months ended September 30, 2006 are as follows:

(in thousands)	2006
Balance as of January 1,	$357,353
Goodwill acquired during the year, including goodwill acquired related to the deferred tax liability of $9,532	58,472
Contingent consideration payments	27,154
Firm disposals, firm restructures and other	(1,328)
Impairment of goodwill	(3,096)
Balance as of September 30,	$438,555

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006 — (Continued)

(Unaudited)

Acquired intangible assets:

	As of September 30, 2006		As of December 31, 2005
(in thousands)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortizing identified intangible assets:
Book of business	$156,411	$(57,661)	$127,222	$(47,429)
Management contract	314,310	(47,968)	277,598	(39,449)
Institutional customer relationships	15,700	(1,308)	15,700	(654)
Total	$486,421	$(106,937)	$420,520	$(87,532)
Non-amortizing intangible assets:
Goodwill	$451,200	$(12,645)	$370,083	$(12,730)
Trade name	8,866	(139)	8,121	(140)
Total	$460,066	$(12,784)	$378,204	$(12,870)

Aggregate amortization expense for intangible assets subject to amortization for the nine months ended September 30, 2006 was $20.7 million. Intangibles related to book of business, management contract and institutional customer relationships are being amortized over a 10-year, 25-year and 18-year period, respectively. Based on the Company’s acquisitions as of September 30, 2006, estimated amortization expense for each of the next five years is $28.4 million per year. Estimated amortization expense for each of the next five years will change primarily as the Company continues to acquire firms.

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006 — (Continued)

(Unaudited)

Impairments were identified at five and seven firms for the nine months ended September 30, 2006 and 2005, respectively. The Company compared the carrying value of each firm’s long-lived assets (book of business, management contract and institutional customer relationships) with an estimate of their respective fair values. The fair value is based upon the amount at which the long-lived assets could be bought or sold in a current transaction between the Company and its principals, and/or the present value of the assets’ future cash flow. Based upon this analysis, the following impairments of amortizing intangible assets were recorded:

(in thousands)	Impairment loss as of September 30,
	2006	2005
Amortizing identified intangible assets:
Management contract	$2,896	$1,483
Book of business	144	998
Institutional customer relationships	—	—
Total	$3,040	$2,481

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

(in thousands)	Impairment loss as of September 30,
	2006	2005
Non-amortizing identified intangible assets:
Trade name	$61	$68
Goodwill	3,096	2,553
Total	$3,157	$2,621

The total impairment of goodwill and intangible assets recognized in the consolidated statements of income was $6.2 million and $5.1 million for the nine month periods ended September 30, 2006 and 2005, respectively.

Both the process to look for indicators of impairment and the method to compute the amount of impairment incorporate quantitative data and qualitative criteria including new information that can dramatically change the decision about the valuation of an intangible asset in a very short period of time. The intangible assets associated with a particular firm may be impaired when the firm has experienced a significant deterioration in its business indicated by an inability to produce at the level of base earnings for a period of five or more consecutive quarters and when the firm does not appear likely to improve its operating results or cash flows in the foreseeable future. Management believes that this is an appropriate time period to evaluate firm performance given the seasonal nature of many firms’ activities. The timing and amount of realized losses reported in earnings could vary if management’s conclusions were different.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006 — (Continued)

(Unaudited)

Note 6 – Borrowings

On August 22, 2006, the Company entered into a $212.5 million credit facility with Bank of America, N.A., as administrative agent. This credit facility replaced the Company’s previous $175 million credit facility and is used to finance acquisitions and fund general corporate purposes.

Borrowings under the credit facility bear interest, at the Company’s election, at a rate per annum equal to (i) at any time when the Company’s Consolidated Leverage Ratio, as defined in the credit facility, is greater than or equal to 2.0 to 1.0, the ABR plus 0.25% per annum or the Eurodollar Rate plus 1.25%, (ii) at any time when the Company’s Consolidated Leverage Ratio is less than 2.0 to 1.0 but greater than or equal to 1.0 to 1.0, the ABR or the Eurodollar Rate plus 1.00% and (iii) at any time when the Company’s Consolidated Leverage Ratio is less than 1.0 to 1.0, the ABR or the Eurodollar Rate plus 0.75%. As used in the credit facility, “ABR” means, for any day, the greater of (i) the federal funds rate in effect on such day plus 0.5% and (ii) the rate of interest in effect as publicly announced by Bank of America as its prime rate.

The credit facility is structured as a revolving credit facility and matures on August 22, 2011. The Company’s obligations under the credit facility are secured by all of its and its subsidiaries’ assets. Up to $35 million of the credit facility is available for the issuance of letters of credit and there is a $10 million sublimit for swingline loans. The credit facility contains various customary restrictive covenants that prohibit the Company and its subsidiaries from, subject to various exceptions and among other things, (i) incurring additional indebtedness or guarantees, (ii) creating liens or other encumbrances on property or granting negative pledges, (iii) entering into a merger or similar transaction, (iv) selling or transferring certain property, (v) declaring dividends or making other restricted payments and (vi) making investments. In addition, the credit facility contains financial covenants requiring the Company to maintain a minimum interest coverage ratio and a maximum consolidated leverage ratio. As of September 30, 2006, management believes that the Company was in compliance with all covenants under the facility.

The Company’s prior bank loan was structured as a revolving credit facility and was due on June 15, 2008 unless the Company elected to convert the credit facility to a term loan, at which time it would have amortized over one year, with a principal payment due on December 15, 2008 and a final maturity of June 15, 2009.

As of September 30, 2006, the combined year-to-date weighted average interest rate for both credit facilities was 6.71%. In the prior year period ended September 30, 2005, the Company replaced its previous $90 million credit facility with the $175 million credit facility. The combined weighted average of both of these previous credit facilities for the prior year period was 6.09%.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006 — (Continued)

(Unaudited)

Note 7 – Stockholders’ Equity

The changes in stockholders’ equity during the nine months ended September 30, 2006 is summarized as follows:

		Additional
	Par	Paid-in	Retained	Treasury
(in thousands)	Value	Capital	Earnings	Stock	Total
Balance at December 31, 2005	$3,822	$623,102	$67,808	$(35,047)	$659,685
Common stock issued for:
Acquisitions	82	40,283	—	—	40,365
Contingent consideration	14	8,071	—	331	8,416
Incentive payments and other	7	4,163	—	266	4,436
Common stock repurchased	—	—	—	(2,493)	(2,493)
Amortization of stock-based compensation	—	6,639	(39)	—	6,600
Stock-based awards exercised/lapsed, including tax benefit	62	10,971	—	—	11,033
Cash dividends declared	—	—	(17,019)	—	(17,019)
Other	—	1,532	—	—	1,532
Net income	—	—	39,647	—	39,647
Balance at September 30, 2006	$3,987	$694,761	$90,397	$(36,943)	$752,202

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006 — (Continued)

(Unaudited)

Stock options granted under these plans may be granted with or without stock appreciation rights and generally will have a term of 10 years. Generally, stock options granted under the 2002 Stock Incentive Plan will be subject to a vesting period from three to five years and stock options granted under the 2002 Stock Incentive Plan for Principals and Managers will be exercisable immediately upon grant. As of September 30, 2006, 2,689,743 shares remain authorized and unissued.

2000 Stock Incentive Plan and 2000 Stock Incentive Plan for Principals and Managers

NFP adopted the 2000 Stock Incentive Plan and the 2000 Stock Incentive Plan for Principals and Managers, effective May 15, 2000. A maximum of 1,600,000 shares of the Company’s common stock is reserved for issuance under each plan, subject to adjustments for stock splits and similar events. All other terms and conditions are substantially similar to those of the 2002 Stock Incentive Plan and 2002 Stock Incentive Plan for Principals and Managers described above. As of September 30, 2006, 174,807 shares remain authorized and unissued.

1998 Stock Incentive Plan

NFP adopted the 1998 Stock Incentive Plan, effective October 26, 1998. A maximum of 1,600,000 shares of the Company’s common stock is reserved for issuance under the plan, subject to adjustments for stock splits and similar events. All other terms and conditions are substantially similar to those of the 2002 Stock Incentive Plan described above. As of September 30, 2006, 65,600 shares remain authorized and unissued.

Shares available for future grants under all existing stock incentive plans totaled 2,930,150 as of September 30, 2006.

Restricted Stock Awards

The Company has granted awards in the form of restricted common stock or the right to receive unrestricted shares of common stock in the future (“restricted stock units”). Restricted stock units are generally subject to a vesting period from 0 to 10 years from the date of grant.

The following table sets forth activity relating to the Company’s restricted stock units for the nine months ended September 30,

(in thousands)	2006		2005
	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
Restricted stock units at beginning of year	425	41.53	164	35.90
Granted	158	53.25	174	39.04
Conversions to common stock	(64)	40.22	(1)	34.86
Cancelled	(7)	43.65	(4)	34.37
Restricted stock units at end of year	512	45.29	333	37.56

During the three and nine months ended September 30, 2006, the Company granted 2,905 and 158,232 restricted stock units, respectively, under the Company’s stock incentive plans, with an aggregate fair value of $0.1 million and $1.2 million, respectively, which are subject to a vesting period from 1 to 10 years from the date of grant. During the three and nine months ended September 30, 2006, the Company recognized an expense of less than $0.1 million and $1.1 million, respectively, in the consolidated statements of income related to these grants.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006 — (Continued)

(Unaudited)

During the three and nine months ended September 30, 2005, the Company granted 8,638 and 120,445 restricted stock units, respectively, under the Company’s stock incentive plans, with an aggregate fair value of $0.4 million and $4.6 million, respectively, which are subject to a vesting period from 1 to 10 years from the date of grant. During the three and nine months ended September 30, 2005, the Company recognized less than $0.1 million and $0.9 million, respectively, in the consolidated statements of income related to these grants.

Stock Options Awards

The Company has granted awards in the form of stock options. Stock option awards to employees are subject to a vesting period from 3 to 5 years. Stock option awards to principals pursuant to the option incentive programs were fully vested upon grant.

The following table sets forth activity relating to the Company’s stock options:

	For the Nine Months Ended September 30,
	2006				2005
(options in thousands)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at beginning of period	4,798	$13.27			6,208	$13.01
Granted	5	$44.85			27	$33.85
Exercised	(562)	$11.80			(1,280)	$11.63
Cancelled	(23)	$32.09			(48)	$21.32
Outstanding at end of period	4,218	$13.40	4.8	$116,521	4,907	$13.40	5.8	$155,748
Options exercisable at end of period	3,981	$12.79	4.8	$112,409	4,459	$12.34	5.6	$146,274

During the nine months ended September 30, 2006, the Company granted 5,000 non-qualified stock options under the Company’s stock incentive plans with a weighted average strike price of $44.85 per share, respectively. The weighted average fair value of the non-qualified stock options granted during the nine months ended 2006 was $14.74. The non-qualified stock options granted during the nine months ended September 30, 2006 were fully vested on the date of grant. For the nine months ended September 30, 2006, the Company recognized approximately $0.1 million in the consolidated statements of income related to these grants. The Company did not grant any non-qualified stock options during the three months ended September 30, 2006.

During the three and nine months ended September 30, 2005, the Company granted 5,000 and 26,500 non-qualified stock options related to stock incentive plans with a weighted average strike price of $38.12 and $33.85 per share, respectively. The weighted average fair value of the non-qualified stock options granted during the three and nine months ended 2005 were $12.72 and $13.75, respectively. The non-qualified stock options granted during the nine months ended 2005 are subject to a vesting period from 0 to 3 years. For both the three and nine months ended September 30, 2005, the Company recognized approximately $0.1 and $0.2 million, respectively, in stock-based compensation in the consolidated statements of income related to these grants.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006 — (Continued)

(Unaudited)

In accordance with SFAS No. 123R, the Company recorded stock-based compensation expense equal to the fair value of the options on the date of grant based on the Black-Scholes option-pricing model. The weighted average fair values of the options granted and weighted average assumptions are as follows:

	For the Nine Months Ended September 30,
	2006	2005
Weighted average fair value options granted	$14.74	$13.75
Assumptions used:
Expected volatility	32.20%	27.00%
Risk-free interest rate	5.12%	3.87%
Expected life (in years)	5	5
Dividend yield	1.34%	1.21%

On September 6, 2006, in connection with a secondary public offering of approximately 1.6 million shares of common stock by certain of the Company’s stockholders, stock options for 325,915 shares were exercised resulting in cash proceeds to the Company of $3.4 million. In addition, the Company received a tax benefit, net of a related deferred tax asset of $1.6 million, which has been recorded as an adjustment to additional paid-in capital.

Note 8 – Non-Cash Transactions

The following non-cash transactions occurred during the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2006	2005
Stock issued as consideration for acquisitions	$40,365	$44,872
Stock issued as incentive compensation	4,436	4,148
Restricted stock units issued as incentive compensation	1,569	2,026
Net assets acquired in connection with acquisitions	1,005	828
Stock issued for contingent consideration and other	8,416	6,159
Stock repurchased, note receivable and satisfaction of an accrued liability in exchange for partial release of an acquired firm	743	6,385
Stock repurchased in exchange for satisfaction of a note receivable and/or due from principal and/or certain entities they own	138	1,948
Stock repurchased, note receivable and satisfaction of an accrued liability in connection with divestitures of acquired firms	1,612	1,060
Excess tax benefit from stock-based awards exercised/lapsed	4,862	8,818

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006 — (Continued)

(Unaudited)

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2006 — (Continued)

(Unaudited)

Contingent consideration arrangements

The maximum contingent payment which could be payable as purchase consideration based on commitments outstanding as of September 30, 2006 consists of the following:

(in thousands)	2006	2007	2008	2009
Purchase Consideration	$40,875	$117,253	$127,020	$61,250

Performance incentives

Management fees include an accrual for certain performance-based incentive amounts payable under the Company’s ongoing incentive program. Incentive amounts are paid in a combination of cash and the Company’s common stock. For firms that began their incentive period prior to January 1, 2005, the principal could elect from 0% to 100% to be paid in the Company’s common stock. In addition to the incentive award, the Company pays an additional cash incentive equal to 50% of the incentive award elected to be received in the Company’s stock. This election is made subsequent to the completion of the incentive period. No accrual is made for these additional cash incentives until the related election is made. However, for firms beginning their incentive period on or after January 1, 2005 (with the exception of Highland Capital Holding Corporation or "Highland" firms), the principal is required to take a minimum of 30% (maximum 50%) of the incentive award in common stock. The Company accrues on a current basis for these firms the additional cash incentive (50% of the stock portion of the award) based upon the principal’s election or the minimum percentage required to be received in company stock. For the nine months ended September 30, 2006, the maximum additional payment for this cash incentive that could be payable for all firms is approximately $3.2 million.

Note 10 – Subsequent Events

Acquisitions

Subsequent to September 30, 2006 and through November 3, 2006, the Company completed one acquisition. The consideration for the acquisition includes approximately $1.0 million in cash and the issuance of approximately 11,700 shares of NFP common stock.

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

Executive Overview

NFP is a leading independent distributor of financial services products primarily to high net worth individuals and growing entrepreneurial companies. Founded in 1998 and commencing operations on January 1, 1999, NFP has grown internally and through acquisitions. As of September 30, 2006, NFP operates a national distribution network with over 170 owned firms. As a result of new acquisitions and the growth of previously acquired firms, revenue grew to $767.6 million during the nine months ended September 30, 2006 from $601.1 million during the nine months ended September 30, 2005. Net income increased 12.8% to $39.6 million during the nine months ended September 30, 2006 from $35.1 million during the nine months ended September 30, 2005.

NFP’s firms earn revenue that consists primarily of commissions and fees earned from the sale of financial products and services provided to their clients and incur commissions and fees expense and operating expense in the course of earning revenue. NFP pays management fees to non-employee principals of its firms and/or certain entities they own based on the financial performance of each respective firm. Management refers to revenue earned by NFP’s firms minus the expenses of its firms, including management fees, as gross margin. The Company excludes amortization and depreciation from gross margin. These amounts are included in amounts disclosed separately as part of “Corporate and other expenses.” Management uses gross margin as a measure of the performance of the firms that the Company has acquired. Through acquisitions and internal growth, gross margin grew from $127.2 million, or 21.2% of revenue, during the nine months ended September 30, 2005 to $140.7 million, or 18.3% of revenue, during the nine months ended September 30, 2006.

Gross margin is offset by expenses that NFP incurs at the corporate level, including corporate and other expenses. Corporate and other expenses grew from $63.2 million during the nine months ended September 30, 2005 to $72.3 million during the nine months ended September 30, 2006. Corporate and other expenses include general and administrative expense, which include the operating expenses of NFP’s corporate headquarters and a portion of stock-based compensation. General and administrative expense grew from $34.8 million during the nine months ended September 30, 2005 to $38.7 million during the nine months ended September 30, 2006. General and administrative expense as a percentage of revenue decreased to 5.0% during the nine months ended September 30, 2006 from 5.8% for the same period in 2005.

Acquisitions

Under its acquisition structure, NFP acquires 100% of the equity of independent financial services products distribution businesses on terms that are relatively standard across all its acquisitions. To determine the acquisition price, NFP’s management first estimates the annual operating cash flow of the business to be acquired based on current levels of revenue and expense. For this purpose, management defines operating cash flow as cash revenue of the business less cash and non-cash expenses, other than amortization, depreciation and compensation to the business’ owners or individuals who subsequently become principals. Management refers to this estimated annual operating cash flow as “target earnings.” The acquisition price is a multiple (generally in a range of five to six times) of a portion of the target earnings, which management refers to as “base earnings.” Base earnings averaged 48% of target earnings for all firms owned at September 30, 2006. In determining base earnings, management focuses on the recurring revenue of the business. Recurring revenue refers to revenue from sales previously made (such as renewal commissions on insurance products, commissions and administrative fees for ongoing benefit plans and mutual fund trail commissions) and fees for assets under management.

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

Substantially all of NFP’s acquisitions have been paid for with a combination of cash and its common stock, valued at its then fair market value. At this time, NFP typically requires the sellers of the firms NFP acquires to take at least 30% of the total acquisition price in its common stock; however, through September 30, 2006, principals have taken on average approximately 40% of the total acquisition price in NFP’s common stock. The following table shows acquisition activity in the following period:

(in thousands, except number of acquisitions)	Nine Months Ended September 30, 2006
Number of acquisitions closed	20
Consideration:
Cash	$83,208
Common stock	40,365
Other (1)	415
$123,988
______________
(1)	Represents capitalized costs of the acquisitions.

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

Expenses

The following table sets forth certain expenses as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of services:
Commissions and fees	31.9	30.5	32.7	28.7
Operating expenses (excludes amortization and depreciation shown separately below)	28.5	27.6	29.4	30.7
Management fees	20.1	20.9	19.6	19.4
Total cost of services	80.5	79.0	81.7	78.8
Gross margin	19.5	21.0	18.3	21.2
Corporate and other expenses:
General and administrative	4.9	4.4	5.0	5.8
Amortization	2.7	2.7	2.7	2.9
Depreciation	0.8	0.9	0.8	1.0
Impairment of goodwill and intangible assets	0.3	0.6	0.8	0.8
(Gain) loss on sale of subsidiaries	(0.1)	0.0	0.0	0.0
Total corporate and other expenses	8.6%	8.6%	9.3%	10.5%

Cost of services

Commissions and fees. Commissions and fees are typically paid to third party producers, who are producers that are affiliated with NFP’s firms. Commission and fees are also paid to non-affiliated producers who utilize the services of one or more of the Company’s life brokerage entities including the Company’s life settlements brokerage entity. Commissions and fees are also paid to non-affiliated producers who provide referrals and specific product expertise to NFP firms. When business is generated solely by a principal, no commission expense is incurred because principals are only paid from a share of the cash flow of the acquired firm through management fees. However, when income is generated by a third party producer, the producer is generally paid a portion of the commission income, which is reflected as commission expense of the acquired firm. In addition, NFPSI pays commissions to the Company’s affiliated third-party distributors who transact business through NFPSI.

Operating expenses. The Company’s firms incur operating expenses related to maintaining individual offices, including compensating producing and non-producing staff. Firm operating expenses also include the expenses of NFPSI and of NFP Insurance Services, Inc. (“NFPISI”), another subsidiary that serves the Company’s acquired firms and through which the Company’s acquired firms and its affiliated third-party distributors access insurance and financial services products and manufacturers. With the adoption of Statement of Financial Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” and the Securities and Exchange Commission Staff Accounting Bulletin No. 107 (collectively “SFAS 123R”), effective January 1, 2006, the Company now records share-based payments related to firm employees and firm activities to operating expenses as a component of cost of services.

Management fees. The Company pays management fees to the principals of its firms and/or certain entities they own based on the financial performance of the firms they manage. The Company typically pays a portion of the management fees monthly in advance. Once the Company receives cumulative preferred earnings (base earnings) from a firm, the principals and/or an entity the principals own will earn management fees equal to earnings above base earnings up to target earnings. An additional management fee is paid in respect of earnings in excess of target earnings based on the ratio of base earnings to target earnings. For example, if base earnings equal 40% of target earnings, the Company receives 40% of earnings in excess of target earnings and the principal and/or the entity receives 60%. A majority of the Company’s acquisitions have been completed with a ratio of base earnings to target earnings of 50%. Management fees also include an accrual for certain performance-based incentive amounts payable under the Company’s ongoing incentive program. Incentive amounts are paid in a combination of cash and the Company’s common stock. For firms that began their incentive period prior to January 1, 2005, the principal could elect from 0% to 100% to be paid in the Company’s common stock. In addition to the incentive award, the Company pays an additional cash incentive equal to 50% of the incentive award elected to be received in the Company’s stock. This election is made subsequent to the completion of the incentive period. No accrual is made for these additional cash incentives until the related election is made. However, for firms beginning their incentive period on or after January 1, 2005 (with the exception of Highland Capital Holding Corporation or "Highland" firms), the principal is required to take a minimum of 30% (maximum 50%) of the incentive award in common stock. The Company accrues on a current basis for these firms the additional cash incentive (50% of the stock portion of the award) based upon the principal’s election or the minimum percentage required to be received in company stock. The ratio of management fees to gross margin before management fees is dependent on the percentage of total earnings of the Company’s firms capitalized by the Company, the performance of the Company’s firms relative to base earnings and target earnings, the growth of earnings of the Company’s firms in the periods after their first three years following acquisition and the earnings of NFPISI and NFPSI, from which no management fees are paid. Due to the Company’s cumulative preferred position, if a firm produces earnings below target earnings in a given year, the Company’s share of the firm’s total earnings would be higher for that year. If a firm produces earnings at or above target earnings, the Company’s share of the firm’s total earnings would be equal to the percentage of the earnings capitalized by the Company in the initial transaction, less any percentage due to additional management fees earned under ongoing incentive plans. With the adoption of SFAS 123R, effective January 1, 2006, the Company now records share-based payments related to principals as management fees which are included as a component of cost of services.

The following table summarizes the results of operations of NFP’s firms for the periods presented and shows management fees as a percentage of gross margin before management fees:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
(dollars in thousands)
Revenue:
Commissions and fees	$267,078	$235,699	$767,644	$601,079
Cost of services:
Commissions and fees	84,976	71,865	250,752	172,827
Operating expenses (a)	76,071	65,043	226,030	184,355
Gross margin before management fees	106,031	98,791	290,862	243,897
Management fees	53,843	49,286	150,185	116,685
Gross margin	$52,188	$49,505	$140,677	$127,212
Gross margin as percentage of total revenue	19.5%	21.0%	18.3%	21.2%
Gross margin before management fee as a percentage of total revenue	39.7%	41.9%	37.9%	40.6%
Management fees, as a percentage of gross margin before management fees	50.8%	49.9%	51.6%	47.8%

______________

(a)	Excludes amortization and depreciation which are shown separately under corporate and other expenses.

During the fourth quarter of 2005, the Company determined it was appropriate, as part of its efforts to enhance controls over this significant expense item, to transition to a single methodology for both calculating and paying management fees. As part of this transition, additional balances became due to principals which resulted in further expense. The effect of this change impacts the comparability of management fee expense for the nine months ended September 30, 2006 with the same period last year. Previously, the Company would reverse management fee accruals for earnings related to revenue earned but not received at the prior year end because the payment of these management fees became subject to individual firms achieving base and target earnings thresholds in the following year. As the threshold levels were achieved, the liability was recognized. In the first quarter of 2005, the Company reduced management fee expense by $3.4 million because of this reversal. With the transition to a single methodology for calculating and paying management fees at the end of 2005, this reversal was no longer appropriate and no reversal was made in the first quarter of 2006.

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

(Gain) loss on sale of subsidiaries. From time to time, NFP has disposed of acquired firms or certain assets of acquired firms. In these dispositions, NFP may realize a gain or loss on the sale of the acquired firms or certain assets of acquired firms.

Effect of New Accounting Pronouncements. Prior to January 1, 2003, the Company accounted for awards (stock options) under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Stock-based employee compensation costs included in net income for periods prior to January 1, 2003 reflect stock options that had an exercise price less than the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS 123, in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”), and adopted the prospective method for transition. Awards granted under the Company’s plans vest over periods of up to five years. Therefore, the cost related to stock-based compensation included in the determination of net income as of September 30, 2006 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS 123.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R which is a revision of SFAS 123, which superseded APB 25 and amended SFAS No. 95, “Statement of Cash Flows.” The Company adopted the modified prospective transition method provided for under SFAS 123R and, accordingly, has not restated prior year amounts. Under the transition method, compensation expense for the first nine months of 2006 includes compensation expense for all share-based payment awards granted prior to, but not yet vested as of, January 1, 2003, the date of the Company’s adoption of SFAS 123, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Stock-based compensation expense includes an estimate for forfeitures which is recognized over the expected term of the award on a straight-line basis. The Company evaluated the need to record a cumulative effect adjustment relating to estimated forfeitures for unvested previously issued awards and the impact was not deemed to be material.

The Company measured the fair value for stock options using the Black-Scholes valuation model under SFAS 123 and will continue to use this model under SFAS 123R in 2006.

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes thresholds and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company will adopt FIN 48 on January 1, 2007. The Company has not completed its review of the new guidance and there can be no assurance that it will not have a material impact on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company will adopt SFAS 157 on January 1, 2008. Management is currently evaluating the effect, if any, of SFAS 157 on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 expresses the SEC Staff’s views regarding the process of quantifying financial statement misstatements. SAB 108 states that in evaluating the materiality of financial statement misstatements a Company must quantify the impact of correcting misstatements including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. SAB 108 is effective for the year ended December 31, 2006. Under certain circumstances, prior year financial statements will not have to be restated and the effects of initially applying SAB 108 on prior years will be recorded as a cumulative effect adjustment to beginning retained earnings on January 1, 2006, with disclosure of the items included in the cumulative effect. Management is currently evaluating the effect, if any, of SAB 108 on the Company’s consolidated financial statements.

Results of Operations

NFP’s management monitors acquired firm revenue, commissions and fees expense and operating expense from new acquisitions as compared with existing firms. For this purpose, a firm is considered to be a new acquisition for the twelve months following the acquisition. After the first twelve months, a firm is considered to be an existing firm. Within any reported period, a firm may be considered to be a new acquisition for part of the period and an existing firm for the remainder of the period. Additionally, NFPSI and NFPISI are considered to be existing firms. A sub-acquisition involves the acquisition by one of NFP's firms of a business that is too small to qualify for a direct acquisition by NFP or where the individual running the business wishes to exit immediately or soon after the acquisition. The acquisition multiple paid for sub-acquisitions is typically lower than the multiple paid for a direct acquisition by NFP. Sub-acquisitions that do not separately report their results are considered to be part of the firm making the acquisition and the results of firms disposed of are included in the calculations. The results of operations discussion set forth below include analysis of the relevant line items on this basis.

Three months ended September 30, 2006 compared with the three months ended September 30, 2005

The following table provides a comparison of NFP’s revenue and expenses for the periods presented:

	For the Three Months Ended September 30,
	2006	2005	$ Change	% Change
	(in millions)
Statement of Operations Data:
Revenue:
Commissions and fees	$267.1	$235.7	$31.4	13.3%
Cost of services:
Commissions and fees	85.0	71.9	13.1	18.2
Operating expenses (excludes amortization and depreciation shown separately below)	76.1	65.0	11.1	17.1
Management fees	53.8	49.3	4.5	9.1
Total cost of services	214.9	186.2	28.7	15.4
Gross margin	52.2	49.5	2.7	5.5
Corporate and other expenses:
General and administrative	13.2	10.6	2.6	24.5
Amortization	7.1	6.4	0.7	10.9
Depreciation	2.3	2.0	0.3	15.0
Impairment of goodwill and intangible assets	0.8	1.4	(0.6)	(42.9)
(Gain) loss on sale of subsidiaries	(0.2)	—	(0.2)	—
Total corporate and other expenses	23.2	20.4	2.8	13.7
Income from operations	29.0	29.1	(0.1)	(0.3)
Interest and other income	2.4	1.1	1.3	118.2
Interest and other expense	(2.4)	(1.1)	(1.3)	118.2
Net interest and other	—	—	—	—
Income before income taxes	29.0	29.1	(0.1)	(0.3)
Income tax expense	12.5	12.2	0.3	2.5
Net income	$16.5	$16.9	$(0.4)	2.4%

Summary

Net income. Net income decreased $0.4 million, or 2.4%, to $16.5 million in the three months ended September 30, 2006 compared with $16.9 million in the same period last year. The decrease in net income was largely the result of lower gross margins due to an increase in sales through third party producers and increased corporate general and administrative expenses driven by increases in our support infrastructure. Net income as a percentage of revenue was 6.2% for the three months ended September 30, 2006, down from 7.2% for the three months ended September 30, 2005.

Revenue

Commissions and fees. Commissions and fees increased $31.4 million, or 13.3%, to $267.1 million in the three months ended September 30, 2006 compared with $235.7 million in the same period last year. Approximately $17.9 million of the increase was due to business generated by new acquisitions and approximately $13.5 million was a direct result of increased volume of business from the Company’s existing firms, including NFPSI and NFPISI. While premium financed life insurance business contributed to the growth in the Company’s commissions and fees revenue in 2005 and the 2006 period to date, growth in this business has slowed as carriers reassess their appetite for financed life insurance sales and the senior market in general. The Company cannot predict with certainty the outcome of these developments, but believes it is likely that premium financed sales of life insurance for the remainder of 2006 will be lower than the fourth quarter of 2005, and could negatively impact revenue growth rates for the remainder of the year.

Cost of services

Commissions and fees. Commissions and fees expense increased $13.1 million, or 18.2%, to $85.0 million in the three months ended September 30, 2006 compared with $71.9 million in the same period last year. Approximately $5.9 million of the increase was due to business generated by new acquisitions and approximately $7.2 million was due to increased volume of business from the Company’s existing firms. As a percentage of revenue, commissions and fees expense increased to 31.9% in the three months ended September 30, 2006 from 30.5% in the same period last year. This increase was driven by higher payouts in the non-brokerage business because of increased production generated through third party producers and other firms.

Operating expenses. Operating expenses increased $11.1 million, or 17.1%, to $76.1 million in the three months ended September 30, 2006 compared with $65.0 million in the same period last year. Approximately $4.4 million of the increase was due to operating expenses of new acquisitions, and approximately $6.7 million was a result of increased operating expenses at the Company’s existing firms. As a percentage of revenue, operating expenses increased to 28.5% in the three months ended September 30, 2006 from 27.6% in the same period last year. The increase reflected certain volume related expenses as well as expenses at several firms related to developing new strategies. Effective January 1, 2006, and in connection with adoption of SFAS 123R, stock-based compensation to firm employees and for firm activities have been included in cost of services. In the third quarter 2006, stock-based compensation of $0.7 million was expensed as part of operating expenses. There was no stock-based compensation included in cost of services in 2005.

Management fees. Management fees increased $4.5 million, or 9.1%, to $53.8 million in the three months ended September 30, 2006 compared with $49.3 million in the three months ended September 30, 2005. Management fees were 50.8% of gross margin before management fees in the three months ended September 30, 2006 compared with 49.9% in the same period last year. This increase as a percentage of gross margin before management fees is impacted by increased earnings from firms in which the Company has a lower economic interest partially offset by lower accruals for ongoing incentive plans in the current year quarter. The lower incentive accruals are due to lower earnings at certain firms in their ongoing incentive cycle. Management fees included an accrual of $1.6 million for ongoing incentive plans in the three months ended September 30, 2006 compared with $2.5 million in the 2005 quarter. Incentive accruals will vary from period to period based on the mix of firms participating in the program and the volatility of their earnings. In addition, management fees included $0.1 million of stock-based compensation expense in the three months ended September 30, 2006. Management fees as a percentage of revenue decreased to 20.1% in the three months ended September 30, 2006 from 20.9% in the same period last year.

Gross margin. Gross margin increased $2.7 million, or 5.5%, to $52.2 million in the three months ended September 30, 2006 compared with $49.5 million in the same period last year. Gross margin as a percentage of revenue decreased to 19.5% in the three months ended September 30, 2006 from 21.0% in the same period last year as the increased commission and fee payouts and operating expenses more than offset the decrease in management fee expense.

Corporate and other expenses

General and administrative. General and administrative expense increased $2.6 million, or 24.5%, to $13.2 million in the three months ended September 30, 2006 compared with $10.6 million in the same period last year. As a percentage of revenue, general and administrative expense increased to 4.9% in the three months ended September 30, 2006 compared with 4.4% in the same period last year. The increase in general and administrative expense included increases of $1.7 million in personnel and personnel related costs, $0.4 million in stock-based compensation, and $0.6 million in legal fees, offset by a decrease of $0.1 million in other expenses. The increase in personnel and personnel related costs is largely the result of growth in the Company’s cost structure, particularly in the areas of compliance, internal audit, accounting, technology and human resources to support growth and meet increased regulatory needs.

Amortization. Amortization increased $0.7 million, or 10.9%, to $7.1 million in the three months ended September 30, 2006 compared with $6.4 million in the same period last year. Amortization expense increased as a result of a 13.8% increase in amortizing intangible assets resulting primarily from new acquisitions. As a percentage of revenue, amortization was 2.7% in the three months ended September 30, 2006 and 2005, respectively.

Depreciation. Depreciation expense increased $0.3 million, or 15.0%, to $2.3 million in the three months ended September 30, 2006 compared with $2.0 million in the same period last year. The increase in depreciation resulted from an increase in the number of owned firms and capital expenditures at the Company’s existing firms and at the corporate office.

Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets decreased $0.6 million, or 42.9%, to $0.8 million in the third quarter of 2006 compared with $1.4 million in the prior year period. The impairment relates to one firm in the three months ended September 30, 2006 and two firms in the three month period ending September 30, 2005. As a percentage of revenue, impairment of goodwill and intangibles was 0.3% for the three months ended September 30, 2006 and 0.6% for the three months ended September 30, 2005.

Interest and other income. Interest and other income increased $1.3 million to $2.4 million in the three months ended September 30, 2006 compared with $1.1 million in the three months ended September 30, 2005 resulting from higher average investable cash balances and the increased interest rate environment.

Interest and other expense. Interest and other expense increased $1.3 million, or 118.2%, to $2.4 million in the three months ended September 30, 2006 compared with $1.1 million in the same period last year, resulting from a $0.2 million write-off of unamortized cost related to the early termination and replacement of the Company’s $175 million credit facility with a new $212.5 million credit facility (see “Liquidity and Capital Resources”).

Income tax expense

Income tax expense. Income tax expense increased $0.3 million, or 2.5%, to $12.5 million in the three months ended September 30, 2006 compared with $12.2 million in the same period last year. The estimated effective tax rate in the third quarter of 2006 was 43.1% compared with 41.9% in the third quarter of 2005. The estimated effective tax rate for 2006 is 42.4% compared with the full year 2005 effective tax rate of 42.1%.

(Gain) loss on sale of subsidiaries. (Gain) loss on sale of subsidiaries decreased $0.2 million from the three months ended September 30, 2005. During the third quarter ended September 30, 2006, the Company recognized a gain from the result of a contingent consideration agreement relating to the sale of a subsidiary in 2005. There were no sales or disposals during the third quarter of 2005.

Nine months ended September 30, 2006 compared with the nine months ended September 30, 2005

The following table provides a comparison of NFP’s revenue and expenses for the periods presented:

	For the Nine Months Ended September 30,
	2006	2005	$ Change	% Change
	(in millions)
Statement of Operations Data:
Revenue:
Commissions and fees	$767.6	$601.1	$166.5	27.7%
Cost of services:
Commissions and fees	250.7	172.8	77.9	45.1
Operating expenses (excludes amortization and depreciation shown separately below)	226.0	184.4	41.6	22.6
Management fees	150.2	116.7	33.5	28.7
Total cost of services	626.9	473.9	153.0	32.3
Gross margin	140.7	127.2	13.5	10.6
Corporate and other expenses:
General and administrative	38.7	34.8	3.9	11.2
Amortization	20.6	17.4	3.2	18.4
Depreciation	6.7	5.6	1.1	19.6
Impairment of goodwill and intangible assets	6.2	5.1	1.1	21.6
Loss on sale of subsidiaries	0.1	0.3	(0.2)	(66.7)
Total corporate and other expenses	72.3	63.2	9.1	14.4
Income from operations	68.4	64.0	4.4	6.9
Interest and other income	5.7	2.4	3.3	137.5
Interest and other expense	(5.4)	(4.5)	(0.9)	20.0
Net interest and other	0.3	(2.1)	2.4	(114.3)
Income before income taxes	68.7	61.9	6.8	11.0
Income tax expense	29.1	26.8	2.3	8.6
Net income	$39.6	$35.1	$4.5	12.8%

Summary

Net income. Net income increased $4.5 million, or 12.8%, to $39.6 million in the nine months ended September 30, 2006 compared with $35.1 million in the same period last year. The increase in net income was driven by a 27.7% increase in revenue from both existing firms and acquisitions subsequent to the end of the third quarter 2005. Net income as a percentage of revenue was 5.2% for the nine months ended September 30, 2006, down from 5.8% for the nine months ended September 30, 2005 due to lower margins resulting from higher commission and fee payouts, and an increase in total corporate and other expenses.

During the nine months ended September 30, 2006, the Company wrote off $1.3 million, net of tax, of non collectable receivables that related to several prior quarters spanning over two years. Had these receivables been written off in their respective prior quarter, the impact would have been immaterial to the interim consolidated financial statements.

Revenue

Commissions and fees. Commissions and fees increased $166.5 million, or 27.7%, to $767.6 million in the nine months ended September 30, 2006 compared with $601.1 million in the same period last year. Approximately $77.4 million of the increase was due to business generated by new acquisitions and approximately $89.1 million was a direct result of increased volume of business from the Company’s existing firms, including NFPSI and NFPISI. While premium financed life insurance business contributed to growth in the Company’s commissions and fee revenues for 2005 and to a lesser degree the 2006 period to date, growth in this business has slowed as carriers reassess their appetite for financed life insurance sales and the senior market in general. The Company cannot predict with certainty the outcome of these developments, but believes it is likely that premium financed sales of life insurance in the fourth quarter of 2006 will be lower than the fourth quarter of 2005, and could negatively impact revenue growth rates for the remainder of the year.

Cost of services

Commissions and fees. Commissions and fees expense increased $77.9 million, or 45.1%, to $250.7 million in the nine months ended September 30, 2006 compared with $172.8 million in the same period last year. Approximately $23.0 million of the increase was due to business generated by new acquisitions and approximately $54.9 million was due to increased volume of business from the Company’s existing firms. As a percentage of revenue, commissions and fees expense increased to 32.7% in the nine months ended September 30, 2006 from 28.7% in the same period last year. This increase was driven by higher payouts in both the brokerage and non-brokerage businesses and increased production generated through third party producers and other firms.

Operating expenses. Operating expenses increased $41.6 million, or 22.6%, to $226.0 million in the nine months ended September 30, 2006 compared with $184.4 million in the same period last year. Approximately $24.1 million of the increase was due to operating expenses of new acquisitions, and approximately $17.5 million was a result of increased operating expenses at the Company’s existing firms. As a percentage of revenue, operating expenses decreased to 29.4% in the nine months ended September 30, 2006 from 30.7% in the nine months ended September 30, 2005 largely as the Company benefited from spreading its operating expenses over a larger revenue base. Effective January 1, 2006, and in connection with adoption of SFAS 123R, stock-based compensation to firm employees and firm activities has been included in cost of services. In the nine months ended September 30, 2006, stock-based compensation of $2.0 million was expensed as part of operating expenses in cost of services. There was no stock-based compensation included in costs of services in 2005.

Management fees. Management fees increased $33.5 million, or 28.7%, to $150.2 million in the nine months ended September 30, 2006 compared with $116.7 million in the same period last year. Management fees were 51.6% of gross margin before management fees in the nine months ended September 30, 2006 compared with 47.8% in the same period last year. Management fees included an accrual of $10.5 million for ongoing incentive plans in the nine months ended September 30, 2006 compared with $6.5 million in the nine months ended September 30, 2005. Included in the 2006 accrual is approximately $1.3 million for Highland principals under the terms of the purchase agreement. In addition, management fees included $0.3 million in stock-based compensation for the nine months ended September 30, 2006. There was no stock-based compensation component for the nine months ended September 30, 2005. The first quarter of 2005 also benefited from the reversal of $3.4 million of accrued management fees which became subject to firms achieving new base and target earnings thresholds in the following year. As previously discussed, at the end of 2005 the Company changed to a single methodology for calculating and paying management fees and such fees accrued are no longer subject to achieving these new earnings thresholds in the following year. Management fees as a percentage of revenue increased to 19.6% in the nine months ended September 30, 2006 from 19.4% in the same period last year.

Gross margin. Gross margin increased $13.5 million, or 10.6%, to $140.7 million in the nine months ended September 30, 2006 compared with $127.2 million in the same period last year. Gross margin as a percentage of revenue decreased to 18.3% in the nine months ended September 30, 2006 from 21.2% in the same period last year as increased commission and fee payouts and management fee expense more than offset the benefits of scale gained in firm operating expenses.

Corporate and other expenses

General and administrative. General and administrative expense increased $3.9 million, or 11.2%, to $38.7 million in the nine months ended September 30, 2006 compared with $34.8 million in the same period last year. The increase in general and administrative expense included increases of $4.5 million in personnel and personnel related costs, $1.2 million in stock-based compensation and $0.5 million of other expenses offset by a decrease of $2.3 million in legal fees. The increase in personnel and personnel related costs largely reflects an increase in headcount primarily in finance, internal audit, human resources and compliance. As a percentage of revenue, general and administrative expense decreased to 5.0% in the nine months ended September 30, 2006 compared with 5.8% in the same period last year.

Amortization. Amortization increased $3.2 million, or 18.4%, to $20.6 million in the nine months ended September 30, 2006 compared with $17.4 million in the same period last year. Amortization expense increased as a result of a 18.6% increase in gross amortizing intangible assets resulting primarily from new acquisitions. As a percentage of revenue, amortization was 2.7% in the nine months ended September 30, 2006 compared with 2.9% in the same period last year.

Depreciation. Depreciation expense increased $1.1 million, or 19.6%, to $6.7 million in the nine months ended September 30, 2006 compared with $5.6 million in the same period last year. The increase in depreciation resulted from an increase in the number of owned firms and capital expenditures at the Company’s existing firms and at the corporate office.

Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets increased $1.1 million, or 21.6%, to $6.2 million during the nine months ended September 30, 2006 compared with $5.1 million in the prior year period. The impairments related to five firms in the nine months ended September 30, 2006 and seven firms in the nine months ended September 30, 2005. As a percentage of revenue, impairment of goodwill and intangibles was 0.8% for the nine months ended September 30, 2006 and September 30, 2005, respectively.

Interest and other income. Interest and other income increased $3.3 million to $5.7 million in the nine months ended September 30, 2006 compared with $2.4 million in the nine months ended September 30, 2005 resulting from carrying higher average available cash balances and the increased interest rate environment.

Interest and other expense. Interest and other expense increased $0.9 million, or 20.0%, to $5.4 million in the nine months ended September 30, 2006 compared with $4.5 million in the same period last year. The increase resulted from higher interest expense related to increased borrowings for acquisitions and a write off of $0.2 million of unamortized costs related to the early termination and replacement of the Company’s previous $175 million credit facility in the three months ended September 30, 2006 with a new $212.5 million credit facility (see “Liquidity and Capital Resources”).

Income tax expense

Income tax expense. Income tax expense increased $2.3 million, or 8.6%, to $29.1 million in the nine months ended September 30, 2006 compared with $26.8 million in the same period last year. The estimated effective tax rate in the nine months ended September 30, 2006 was 42.3% compared with 43.3% in the nine months ended September 30, 2005. The increase in income tax expense is a result of the increase in income before income taxes of $6.8 million, offset by a decrease in the estimated effective tax rate.

Loss on sale of subsidiaries. The Company had a loss on the sale of five subsidiaries totaling $0.1 million in the nine months ended September 30, 2006 and a loss on the sale of two subsidiaries totaling $0.3 million in the nine months ended September 30, 2005.

Liquidity and Capital Resources

A summary of the changes in cash flow data is provided as follows:

	Nine Months Ended September 30,
(in thousands)	2006	2005
Net cash flows provided by (used in):
Operating activities	$43,606	$40,069
Investing activities	(99,449)	(129,525)
Financing activities	65,228	81,251
Net increase (decrease) in cash and cash equivalents	9,385	(8,205)
Cash and cash equivalents – beginning of period	105,761	83,103
Cash and cash equivalents – end of period	$115,146	$74,898

At September 30, 2006, the Company had cash and cash equivalents of $115.1 million, an increase of $9.3 million from the balance of $105.8 million at December 31, 2005. The increase in cash and cash equivalents during the nine months ended September 30, 2006, resulted principally from net income and net borrowings under the Company’s credit facility, offset by cash paid for acquired firms, net of cash and contingent consideration.

During the nine months ended September 30, 2006, cash provided by operating activities was $43.6 million, primarily due to net income plus non cash charges of $73.2 million, a decrease in commissions, fees and premiums receivable, net, of $35.7 million, partially offset by a decrease in due to principals and/or certain entities they own of $30.9 million, accrued liabilities of $17.8 million, and a decrease in income taxes payable of $8.7 million. During the nine months ended September 30, 2005, cash provided by operating activities was $40.1 million, primarily resulting from net income plus non-cash charges of $65.8 million partially offset by net payments to principals and/or certain entities they own of $14.3 million and a decrease in accrued liabilities of $15.6 million.

During the nine months ended September 30, 2006 and 2005, cash used in investing activities was $99.4 million and $129.5 million, respectively, in both cases for the acquisition of firms and property and equipment. During the nine months ended September 30, 2006 and 2005, NFP used $95.4 million and $116.6 million, respectively, for payments for acquired firms and contingent consideration. In each period, payments for acquired firms represented the largest use of cash in investing activities.

During the nine months ended September 30, 2006 and 2005, cash provided by financing activities was $65.2 million and $81.3 million, respectively. In 2006 cash was provided by net borrowings under the Company’s line of credit plus proceeds from the exercise of principal and employee stock options of $11.0 million. This $11.0 million includes $5.0 million (including tax benefit) from the exercise of 325,915 shares in connection with a secondary public offering on September 6, 2006, less cash dividends paid of $16.8 million. In 2005 cash was provided by net borrowings under the Company’s previous line of credit plus proceeds from the exercise of principal and employee stock options of $23.7 million, including $9.8 million from the exercise of 961,969 shares in connection with a secondary public offering on August 23, 2005, less cash dividends paid of $12.5 million.

Some of the Company’s firms maintain premium trust accounts which represent payments collected from insureds on behalf of carriers. Funds held in these accounts are invested in cash, cash equivalents and securities purchased under resale agreements (overnight). As of September 30, 2006, NFP had cash, cash equivalents and securities purchased under resale agreements in premium trust accounts of $56.8 million, an increase of $4.4 million from the balance as of December 31, 2005 of $52.4 million. Increases or decreases in these accounts relate to the volume and timing of payments from insureds and the timing of the Company’s remittances to carriers. These increases or decreases are largely offset by changes in premiums payable to insurance carriers.

Management believes that the Company’s existing cash, cash equivalents, funds generated from its operating activities and funds available under its credit facility will provide sufficient sources of liquidity to satisfy its financial needs for the next twelve months. However, if circumstances change, NFP may need to raise debt or additional capital in the future.

Borrowings

On August 22, 2006, the Company entered into a $212.5 million credit facility with Bank of America, N.A., as administrative agent. This credit facility replaced the Company’s previous $175 million credit facility and is used to finance acquisitions and fund general corporate purposes.

Borrowings under the credit facility bear interest, at the Company’s election, at a rate per annum equal to (i) at any time when the Company’s Consolidated Leverage Ratio, as defined in the credit facility, is greater than or equal to 2.0 to 1.0, the ABR plus 0.25% per annum or the Eurodollar Rate plus 1.25%, (ii) at any time when the Company’s Consolidated Leverage Ratio is less than 2.0 to 1.0 but greater than or equal to 1.0 to 1.0, the ABR or the Eurodollar Rate plus 1.00% and (iii) at any time when the Company’s Consolidated Leverage Ratio is less than 1.0 to 1.0, the ABR or the Eurodollar Rate plus 0.75%. As used in the credit facility, “ABR” means, for any day, the greater of (i) the federal funds rate in effect on such day plus 0.5% and (ii) the rate of interest in effect as publicly announced by Bank of America as its prime rate.

The credit facility is structured as a revolving credit facility and matures on August 22, 2011. The Company’s obligations under the credit facility are secured by all of its and its subsidiaries’ assets. Up to $35 million of the credit facility is available for the issuance of letters of credit and there is a $10 million sublimit for swingline loans. The credit facility contains various customary restrictive covenants that prohibit the Company and its subsidiaries from, subject to various exceptions and among other things, (i) incurring additional indebtedness or guarantees, (ii) creating liens or other encumbrances on property or granting negative pledges, (iii) entering into a merger or similar transaction, (iv) selling or transferring certain property, (v) declaring dividends or making other restricted payments and (vi) making investments. In addition, the credit facility contains financial covenants requiring the Company to maintain a minimum interest coverage ratio and a maximum consolidated leverage ratio. As of September 30, 2006, management believes that the Company was in compliance with all covenants under the facility.

The Company’s prior bank loan was structured as a revolving credit facility and was due on June 15, 2008 unless the Company elected to convert the credit facility to a term loan, at which time it would have amortized over one year, with a principal payment due on December 15, 2008 and a final maturity of June 15, 2009.

As of September 30, 2006, the combined year-to-date weighted average interest rate for both credit facilities was 6.71%. In the prior year period ended September 30, 2005, the Company replaced its previous $90 million credit facility with the $175 million credit facility. The combined weighted average of both of these previous credit facilities for the prior year period was 6.09%.

The Company had outstanding borrowings of $111.0 million under the credit facility at September 30, 2006 and $70.0 million of outstanding borrowings at September 30, 2005. At December 31, 2005 outstanding borrowings were $40.0 million. The Company has historically drawn upon its credit facilities primarily to fund its acquisitions which tend to occur more frequently earlier in the year and reduce borrowings during the latter part of the year. In October 2006 the Company reduced outstanding borrowings to $91.0 million.

Contractual Obligations

There have been no material changes outside the ordinary course of the Company’s business to the Company’s total contractual cash obligations which are set forth in the table included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2005 filed with the SEC on May 25, 2006.

Dividends

The Company paid a quarterly cash dividend of $0.15 per share of common stock on January 6, April 7, July 7 and October 6, 2006. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s board of directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements, covenants under its revolving credit facility and other factors which the Company’s board of directors may consider relevant. Based on the most recent quarterly dividend declared of $0.15 per share of common stock and the number of shares held by stockholders of record on September 15, 2006, the total annual cash requirement for dividend payments would be approximately $23.1 million.

Off-Balance Sheet Arrangements

The Company had no material off-balance sheet arrangements during the nine months ended September 30, 2006.

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

The Company has a credit facility and cash, cash equivalents and securities purchased under resale agreements in premium trust accounts which are subject to short-term interest rate risk. Based on the weighted average borrowings under its credit facility during the nine months ended September 30, 2006 and 2005, a 1% change in short-term interest rates would have affected the Company’s income before income taxes by approximately $0.9 million and $0.7 million, respectively. Based on the weighted average amount of cash, cash equivalents and securities purchased under resale agreements in premium trust accounts during the nine months ended September 30, 2006 and 2005, a 1% change in short-term interest rates would have affected the Company’s income before income taxes by approximately $1.5 million and $1.3 million, respectively.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities

Since January 1, 2006 and through September 30, 2006, the Company has issued the following securities:

The Company has issued 820,120 shares of common stock with a value of approximately $40.4 million to principals in connection with the acquisition of firms. The Company has issued 287,133 shares of common stock with a value of approximately $12.9 million to principals related to contingent consideration and other.

Since October 1, 2006 and through November 3, 2006, the Company has issued the following securities:

The Company has issued approximately 11,700 shares of NFP common stock with a value of approximately $0.5 million in connection with the acquisition of a firm.

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

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
	(in thousands, except per share data)
July 1, 2006 – July 31, 2006	—		$—	—	—
August 1, 2006 – August 31, 2006	—		—	—	—
September 1, 2006 – September 30, 2006	5,330		39.25	—	—
Total	5,330	(a)	$39.25	—	—

 ____________________________

(a)	5,330 shares were reacquired relating to the restructuring of a transaction. No gain or loss was recorded on this transaction.

EXHIBIT INDEX

Item 6. Exhibits

Exhibit No	Description

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Financial Partners Corp.

Signature	Title	Date

/S/ JESSICA M. BIBLIOWICZ	Chairman, President and Chief Executive Officer	November 3, 2006
Jessica M. Bibliowicz

/S/ MARK C. BIDERMAN	Executive Vice President and Chief Financial Officer	November 3, 2006
Mark C. Biderman