Form 10-K
period 2006-12-31
NATIONAL FINANCIAL PARTNERS CORP
filed 2007-02-22
CIK 1183186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant on June 30, 2006, was $1,491,548,406.

The number of outstanding shares of the registrant’s Common Stock, $0.10 par value, as of January 31, 2007, was 37,073,906.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2007 Annual Meeting of Stockholders to be held May 16, 2007 are incorporated by reference in this Form 10-K in response to Part III.

NATIONAL FINANCIAL PARTNERS CORP.

Form 10-K

For the Year Ended December 31, 2006

i

Forward-Looking Statements

National Financial Partners Corp. and its subsidiaries (“NFP” or the “Company”) and their representatives may from time to time make verbal or written statements, including certain statements in this report, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words “anticipate,” “expect,” “intend,” “plan,” “believe,” “estimate,” “may,” “will,” “continue” and similar expressions of a future or forward-looking nature. Forward looking statements may include discussions concerning revenue, expenses, earnings, cash flow, dividends, capital structure, credit facilities, market and industry conditions, premium and commission rates, interest rates, contingencies, the direction or outcome of regulatory investigations and litigation, income taxes and the Company’s operations.

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

Additional factors are set forth in NFP’s filings with the Securities and Exchange Commission (the “SEC”), including this Annual Report on Form 10-K.

Forward-looking statements speak only as of the date on which they are made. NFP expressly disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

iii

PART I

Item 1. Business

Overview

National Financial Partners Corp.

The Company is a leading independent distributor of financial services products primarily to high net worth individuals and companies. Founded in 1998, the Company has grown internally and through acquisitions and operates a national distribution network with over 175 owned firms. The Company targets the high net worth and growing entrepreneurial corporate markets because of their growth potential and the desire of customers within these markets for more personalized service. NFP defines the high net worth market as households with investable assets of at least $1 million, and the Company seeks to target the segment of that market having net worth, excluding primary residence, of at least $5 million. The Company defines the growing entrepreneurial corporate market as businesses with less than 1,000 employees. The Company also targets the larger corporate market for executive benefits. NFP believes its management approach affords its firms the entrepreneurial freedom to serve their clients most effectively while having access to the resources of a national distribution organization. At the same time, the Company maintains internal controls that allow NFP to oversee its nationwide operations. NFP’s senior management team is composed of experienced financial services leaders who have direct experience building and operating sizeable distribution-related companies.

The Company operates as a bridge between large financial services products manufacturers and its network of independent financial services distributors. The Company believes it enhances the competitive position of independent financial services distributors by offering access to a wide variety of products and a high level of marketing and technical support. NFP also provides financial and intellectual capital to further enhance the business expansion of its firms. For the large financial services products manufacturers, NFP represents an efficient way to access a large number of independent distributors and their customers. The Company believes it is one of the largest distributors within the independent distribution channel for many of the leading financial services products manufacturers serving its target markets. NFP currently has relationships with many industry leading manufacturers, including, but not limited to, AIG, AIM, Allianz, Allstate, American Funds, American Skandia, Assurant, AXA Financial, Boston Mutual, Century Healthcare, Fidelity Investments, Genworth Financial, The Hartford, ING, Jackson National Life, John Hancock USA, Jefferson Pilot, Lincoln Benefit, Lincoln Financial Group, Lloyds of London, MassMutual, MetLife, Nationwide Financial, Oppenheimer Funds, Pacific Life, Phoenix Life, Principal Financial, Protective, Prudential, Securian, Standard Insurance Company, Sun Life, Transamerica, United Healthcare, UnumProvident, West Coast Life and WM Group of Funds. These relationships provide a higher level of dedicated marketing and underwriting support and other benefits to many of its firms than is generally available on their own.

The Company’s firms, including NFP Securities, Inc., or NFPSI, its principal broker-dealer subsidiary, serve its client base, both directly and indirectly, by providing products and services in one or more of the following primary areas:

•

Life insurance and wealth transfer. The Company’s firms offer life insurance and annuity products as well as estate planning services geared specifically to the wealth accumulation, preservation and transfer needs, including charitable giving plans, of high net worth individuals.

•

Corporate and executive benefits. Corporate benefits products and services NFP’s firms offer include individual and group disability insurance, long term care insurance, group life insurance, group health insurance benefits, supplemental life insurance, 401(k), 403(b) and other retirement plans and pension administration. Executive benefits products and services NFP’s firms offer include corporate and bank-owned life insurance products as well as plan design and administration.

•

Financial planning and investment advisory services. The products and services NFP’s firms offer include separately managed accounts, mutual funds, investment consulting, trust and fiduciary services and broker-dealer services.

The Company’s principal and executive offices are located at 787 Seventh Avenue, 11th Floor, New York, New York, 10019 and the telephone number is (212) 301-4000. On NFP’s Web site, www.nfp.com, the Company posts the following filings as soon as reasonably practicable after they are electronically filed or furnished with the Securities and Exchange Commission, or the SEC: the Company’s annual reports on Form 10-K, NFP’s quarterly reports on Form 10-Q, NFP’s current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings on NFP’s Web site are available free of charge. Information on the Company’s Web site does not constitute part of this report.

Industry Background

The Company believes that it is well positioned to capitalize on a number of trends in the financial services industry, including:

•

Long-term growth in the high net worth market. According to Spectrem Group, a financial services industry research and consulting firm, the number of households with net worth, excluding primary residence, in excess of $5 million (the segment of the high net worth market NFP generally targets) grew at an estimated compounded annual rate of 15.7% during the period from 1996 to 2005.

•

Need for wealth transfer products. The Company expects the need for wealth transfer products and services to increase dramatically in the future. In 1999, and re-affirmed in 2003, the Center on Wealth and Philanthropy at Boston College (formerly the Social Welfare Research Institute at Boston College) estimated that (based on certain assumptions about future economic growth rates of household savings and asset values) at least $12 trillion of wealth transfers would occur from 1998 to 2017. Transfers of this magnitude will affect individuals, businesses and institutions.

•

Growth of employer-sponsored benefit plans. According to the Employee Benefit Research Institute, total spending on employee benefits, excluding retirement benefits, grew from an estimated $494 billion in 2000 to an estimated $735 billion in 2005, accounting for approximately 10% of employers’ total spending on compensation in 2005. Of the $735 billion, approximately 81% was related to health benefits, with the balance spent on other benefits. To augment employer-sponsored plans, many businesses have started to make available to their employees supplemental benefits products, such as individual life, long term care and disability insurance. The Company believes that these factors will continue to provide the Company with significant growth opportunities.

•

Demand for unbiased solutions. NFP believes that customers are increasingly demanding unbiased advice from the financial services industry and that the independent distribution channel is best positioned to offer this service. Distributors in this channel use an “open architecture” approach. This approach allows them to provide access to a wide range of products from a variety of manufacturers of their choice to their clients. This is often necessary to create tailored financial solutions for high net worth individuals and companies.

•

Size of the independent distribution channel. According to Cerulli Associates, assets under management in the independent distribution channel were $1.8 trillion as of December 31, 2005. NFP believes this market has been driven by the increasing demand for customer choice, which is well served by the unbiased, open architecture approach used by the independent distribution channel. This distribution channel is also well suited to the development of personal relationships that facilitate the long-term nature of the sales process to high net worth individuals and companies.

•

Continued consolidation within the financial services industry. Within the financial services industry, both manufacturers and distributors have undergone tremendous consolidation as financial services companies have sought to broaden their business platforms and gain economies of scale. According to Thomson Financial, since January 1, 1997, over 7,100 financial services mergers and other consolidation transactions have been completed in the United States and the Company believes that this trend will continue. This ongoing consolidation makes it more difficult for entrepreneurs in the independent distribution channel to compete and succeed. As consolidation increases, the Company believes the products and services requirements and economies of scale required to compete effectively for its target customers will increase. Additionally, the Company believes it will become more difficult for entrepreneurs to gain access to the most competitive products and terms from financial services products manufacturers as the manufacturers grow in size. The Company believes it provides a unique opportunity for entrepreneurs in the independent distribution channel to compete and succeed in a consolidating industry.

Key Elements of NFP’s Growth Strategy

NFP’s goal is to achieve superior long-term returns for its stockholders, while establishing itself as one of the premier independent distributors of financial services products and services on a national basis to its target markets. To help accomplish this goal, NFP intends to focus on the following key areas:

•

Capitalize on the growth of NFP’s attractive target markets. The Company’s producers target customers in the high net worth and growing entrepreneurial corporate markets which have grown and whose demand for financial services NFP believes will continue to grow. The Company has built its distribution system by attracting specialists targeting these markets, and it expects to continue to enhance its network by adding additional producers.

•

Foster and enhance growth within NFP’s firms. NFP’s firms have achieved an internal revenue growth rate of 5% in 2002, 14% in 2003, 16% in 2004, 22% in 2005 and 5% in 2006. The Company focuses on acquiring high quality firms and employing a management structure that maintains the entrepreneurial spirit of its firms. Additionally, NFP has structured its acquisitions to reward the principals whose firms it acquires to continue to grow the businesses and make them increasingly profitable. NFP enhances the core growth potential of the firms by providing them with the benefits of being part of a national organization. These benefits include access to dedicated insurance underwriting and other support services, financial and intellectual capital, technology solutions, cross-selling facilitation, regulatory compliance support, assistance in growing their firms through acquisitions and succession planning.

•

Continue to acquire high quality independent firms. The Company believes that substantial opportunities exist for further growth through disciplined acquisitions of high quality firms. NFP believes its target market for acquisitions includes over 4,000 life insurance and wealth transfer, corporate benefits and financial planning firms. NFP has demonstrated an ability to identify and acquire leading independent firms. As of December 31, 2006, the Company has acquired 215 firms since its founding. As a result, the Company has substantial experience in selecting and acquiring high quality firms. The Company believes that the independent distribution channel is under increasing pressure to continue its consolidation trend. With its strong experience, reputation and capital base, the Company believes it is well positioned to take advantage of additional acquisition opportunities. Occasionally, NFP examines opportunities to acquire firms that serve its target markets and provide products or services other than those in its three key areas. The Company may acquire one or more of these firms.

•

Realize further value through economies of scale. NFP contracts with leading financial services products manufacturers for access to product and technical support by its owned firms and its affiliated third-party distributors. This allows NFP to aggregate the buying power of a large number of distributors, which can enhance the level of underwriting and other support received by the Company’s firms.

The Independent Distribution Channel

The Company participates in the independent distribution channel for financial services products and services. The Company considers the independent distribution channel to consist of firms:

•	that are not owned or controlled by a financial services products manufacturer;

•	that are not required to place all or a substantial portion of their new business with a single financial services products manufacturer; and

•	most importantly, in which the sales representatives are free to sell the products of multiple manufacturers.

This channel includes independent financial advisors and financial planners and independent insurance agents and brokers. It does not include, among others, national wirehouses, affiliates of private banks or commercial banks (many of whom sell the products of companies other than their own). Nonetheless, the Company competes for customers with all of these types of entities. See “—Competition.”

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

Broker-dealers serving the independent channel, such as NFPSI, often referred to as independent broker-dealers, tend to offer extensive product and financial planning services and heavily emphasize packaged products such as mutual funds, variable annuities and wrap fee programs. The Company believes that broker-dealer firms serving the independent channel tend to be more responsive to the product and service requirements of their registered representatives than wirehouses or regional brokerage firms. Commission payouts to registered representatives of NFPSI have historically exceeded 90% of commission income, which is significantly higher than many securities firms operating outside the independent distribution channel and higher, on average, than many firms within the independent distribution channel.

Products and Services

The Company provides a comprehensive selection of products and services that enable NFP’s high net worth clients to meet their financial management and planning needs and corporate clients to create, implement and fund benefit plans for their employees and executives. The products that the Company places and the services offered to its customers can be generally classified in three primary areas:

Life insurance and wealth transfer services

The life insurance products and wealth transfer services that the Company’s firms offer to clients assist them in growing and preserving their wealth over the course of their lives, developing a plan for their estate upon death and planning for business succession and for charitable giving. The Company’s firms evaluate the near-term and long-term financial needs of clients and design a plan that NFP believes best suits the clients’ needs. The life insurance products that the Company’s firms distribute provide clients with a number of investment, premium payment and tax deferment alternatives in addition to tailored death benefits.

Corporate and executive benefits

The Company’s firms distribute corporate and executive benefit products and offer related services to corporate clients. Using these products and services, the firms help clients design, fund, implement and administer benefit plans for their employees. Corporate benefit plans are targeted at a broad base of employees within an organization and include, among others, products such as group life, medical and dental insurance. Executive benefit programs are used by companies to compensate key executives often through non-qualified and deferred compensation plans.

Financial planning and investment advisory services

The Company’s firms help high net worth clients evaluate their financial needs and goals and design plans to reach those goals through the use of third-party managed assets. The Company contracts with third-party asset managers to provide separately managed accounts, wrap accounts and other investment alternatives to its clients.

You can find a description of how the Company earns revenue from these products and services in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Revenue” found elsewhere in this report.

The Company’s firms serve their client base by providing some or all the products and services summarized below in one or more of the following primary areas:

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

• Investment consulting

• Traditional broker/dealer services

• Trust and fiduciary services

Acquisition Strategy

The Company’s acquisition strategy is based on a number of core principles that NFP believes provide a foundation for continued success. These principles include the following:

•	identifying established, high quality independent distributors who primarily target the high net worth and growing entrepreneurial corporate markets;

•

understanding the business opportunities for each identified firm and focusing the Company’s efforts on acquiring those firms that have the strongest businesses and long-term internal growth opportunities; and

•	conducting rigorous due diligence to determine if the identified firms meet the Company’s acquisition criteria and only acquiring those firms that meet these criteria.

Acquisition Model

The Company typically utilizes a unique acquisition and operational structure which:

•	aligns the interests of the principals of the firms with NFP;

•	rewards future growth of the Company’s firms;

•	provides the Company with significant protection against earnings shortfalls at acquired firms and participation in their growth; and

•	makes the Company attractive to other independent distributors that seek an acquisition partner.

Under the Company’s acquisition structure, the Company acquires 100% of the equity of independent financial services products distribution businesses on terms that are relatively standard across acquisitions. To determine the acquisition price, the Company first estimates the annual operating cash flow of the business to be acquired based on current levels of revenue and expense. For this purpose, the Company defines operating cash flow as cash revenue of the business less cash and non-cash expenses, other than amortization, depreciation and compensation to the business’s owners or individuals who subsequently become principals. The Company refers to this estimated annual operating cash flow as “target earnings.” The acquisition price is a multiple (generally in a range of five to six times) of a portion of the target earnings, which the Company refers to as “base earnings.” Base earnings averaged 48% of target earnings for all firms owned at December 31, 2006. In determining base earnings, the Company’s general rule is not to exceed an amount equal to the recurring revenue of the business. Recurring revenue generally includes revenue from sales previously made (such as renewal commissions on insurance products, commissions and administrative fees for ongoing benefit plans and mutual fund trail commissions) and fees for assets under management.

The Company enters into a management agreement with the principals of the acquired business and/or certain entities they own. Under the management agreement, the principals and/or such entities are entitled to management fees consisting of:

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

Additional purchase consideration is often paid to the former owners based on satisfying specified internal growth thresholds over the three-year period following the acquisition. In some cases, additional purchase consideration is also paid over a shorter period. The principals retain responsibility for day-to-day operations of the firms for an initial five-year term, renewable annually thereafter by the principals and/or certain entities they own, subject to termination for cause and supervisory oversight as required by applicable securities and insurance laws and regulations and the terms of the management agreements. The principals are responsible for ordinary course operational decisions, including personnel, culture and office location, subject to the oversight of the board of directors of the acquired business. Non-ordinary course transactions require the unanimous consent of the board of directors of the acquired business, which always includes a representative of the Company’s management. The principals also maintain the primary relationship with clients and, in some cases, vendors. The Company’s structure allows principals to continue to operate in an entrepreneurial environment, while also providing the principals a significant economic interest in the business after the acquisition through the management fees. Generally, all of the Company’s firms must transition their financial operations to the Company’s cash management and payroll systems and the Company’s common general ledger. Additionally, most principals must transition their broker-dealer registrations to, and be supervised in connection with their securities activities by, the Company’s broker-dealer, NFPSI.

The Company requires the owners of the firms to receive a portion of the acquisition price (typically at least 30%) in the form of NFP common stock, and provide them the opportunity to receive options, additional shares of NFP common stock or cash based on their success in managing the acquired business and increasing its financial performance. The Company believes its structure is particularly appealing to firms whose management anticipates strong future growth and expects to stay involved with the business in the long term.

The Company generally obtains key-person life insurance on the principals of firms for at least a five-year term in an amount up to the purchase price of the acquired firm.

From time to time, the Company has overvalued certain businesses acquired or found that the business of one of the Company’s firms is temporarily or permanently adversely impacted by changes in the markets that it serves. As of December 31, 2006, the Company has restructured 21 transactions. These restructures generally result in either temporary or permanent reductions in base and target earnings and/or change in the ratio of base to target earnings and the principals paying the Company cash, NFP stock, notes or combinations thereof.

At times the Company may dispose of firms, certain business units within a firm or firm assets for one or more of the following reasons: non-performance, changes resulting in firms no longer being part of the Company’s core business, change in competitive environment, regulatory changes, the cultural incompatibility of an acquired firm’s management team with the Company, change of business interests of a principal or other issues personal to a principal. In certain instances the Company may sell operating companies back to the principal(s). Principals generally buy back businesses by surrendering all of NFP’s common stock and paying cash or giving the Company a note. Through December 31, 2006 and since the Company’s inception, NFP has disposed of 17 firms.

Contingent consideration arrangements

In order to better determine the economic value of the businesses the Company acquires, the Company has incorporated contingent consideration, or earnout, provisions into the structure of acquisitions that the Company has made since the beginning of 2001. These arrangements generally result in the payment of additional consideration to the sellers upon the firm’s satisfaction of certain compounded growth rate thresholds over the three-year period generally following the closing of the acquisition. In a small number of cases, contingent consideration may also be payable after shorter periods. As of December 31, 2006, 49 acquisitions are within their initial three-year contingent consideration measurement period. Contingent consideration is considered to be additional purchase consideration and is accounted for as part of the purchase price of the Company’s acquired firms when the outcome of the contingency is determinable beyond a reasonable doubt.

A summary of a typical contingent consideration or earnout structure is as follows:

Typical Earnout Structure

(Payable in cash and the Company’s common stock)

Three-year Avg. Growth Rate	Multiple of Base Earnings
Less than 10%	0.0x
10%–14.99%	0.50x
15%–19.99%	1.25x
20%–24.99%	2.50x
25%–29.99%	3.00x
30%–34.99%	3.75x
35% +	5.00x

The earnout paid is the corresponding multiple times the original acquired base earnings. The earnout is payable in cash and the Company’s common stock in proportions that vary among acquisitions.

The earnout calculation in this example works as follows. An acquired firm had base earnings of $500,000 and target earnings of $1,000,000:

Earnout Calculation

Assumed Earnings

Year 1	$1,200,000
Year 2	$1,440,000
Year 3	$1,728,000
Average annual earnings (incentive target for first iteration of ongoing incentive plan)	$1,456,000
Implied growth rate	20%
Multiple of base earnings	2.5	x
Earnout payment (base earnings x multiple)	$1,250,000

Ongoing incentives

Effective January 1, 2002, the Company established an ongoing incentive plan for principals having completed their contingent consideration period or option incentive plan eligibility. The ongoing incentive plan pays out an increasing proportion of incremental earnings based on growth in earnings above an incentive target. The plan has a three-year measuring period and rewards growth above the prior period’s average earnings or prior incentive target, whichever is higher. However, once a firm reaches cumulative applicable earnings in a three-year period equal to or in excess of the cumulative amount of its original target compounded at 35% over three years, the new incentive target is fixed. If the principal does not receive an option grant, contingent consideration or incentive payment in a prior period, the incentive target remains unchanged. As illustrated by the chart set forth below, the bonus is structured to pay the principal 5% to 40% of NFP’s share of incremental earnings from growth.

Three-year Avg. Growth Rate	% of NFP’s Share of Growth Paid to Principal
Less than 10%	0.0%
10%–14.99%	5.0%
15%–19.99%	20.0%
20%–24.99%	25.0%
25%–29.99%	30.0%
30%–34.99%	35.0%
35% +	40.0%

In addition to the incentive award, the Company pays an additional cash incentive equal to 50% of the incentive award elected to be received in the Company’s stock. For firms that began their incentive period prior to January 1, 2005, the principal could elect from 0% to 100% to be paid in the Company’s common stock. For firms beginning their incentive period on or after January 1, 2005 (with the exception of Highland Capital Holding Corporation or “Highland” firms), the principal is required to take a minimum of 30% (maximum 50%) of the incentive award in the Company’s common stock. This election is made subsequent to the completion of the incentive period. The number of shares of the Company’s common stock that a principal will receive is determined by dividing the dollar amount of the incentive to be paid in the Company’s common stock by the average of the closing price of the Company’s common stock on the twenty trading days up to and including the last day of the incentive period. The shares received as an incentive payment under this ongoing plan are restricted from sale or other transfer (other than transfers to certain permitted transferees, which shares are also restricted from sale or other transfer) and the lifting of such restrictions is based on the performance of the firm managed by the principal during the subsequent ongoing incentive period. One-third of the shares will become unrestricted after each of the first three twelve-month periods after the incentive period during which the firm achieves target earnings. If the firm does not achieve target earnings during each such twelve-month period, but does achieve target earnings on a cumulative basis over the thirty-six month incentive period, any shares that remain restricted will become unrestricted. If the firm does not achieve cumulative target earnings during the thirty-six month period, any shares that remain restricted shall continue to be restricted until sixty months following the end of the incentive period.

The ongoing incentive payment calculation for a firm with base earnings of $500,000, target earnings of $1,000,000 and a new incentive target (based on average annual earnings during the initial three-year earnout period following acquisition of $1,331,000) would be as follows:

Ongoing Incentive Calculation

Assumed Earnings

Year 1	$1,663,750
Year 2	$2,079,688
Year 3	$2,599,609
Total earnings	$6,343,047
Implied growth rate	25%
Excess earnings (total earnings less three times incentive target)	$2,350,047
NFP share (excess earnings x ratio of base/target)	$1,175,023
% of NFP’s share of growth paid to the manager	30%
Value of incentive (NFP share of excess earnings x 30%)	$352,507
Maximum additional cash payment—assumes 50% of incentive earned is paid in stock ($0.50 for every $1.00 of value of stock)	$88,127
Total incentive payment	$440,634
Incentive target for subsequent periods of ongoing incentive plan (maximum incentive target)(1)	$1,877,625

For all incentive programs, earnings levels from which growth is measured are adjusted upward for sub-acquisitions and may be adjusted upward for certain capital expenditures.

(1)	The incentive target for subsequent periods is calculated as follows:
	Original Target Earnings	$1,000,000
	Average Annual Growth to Achieve Maximum Target	35%
	Earnings Year 1	$1,350,000
	Earnings Year 2	1,822,500
	Earnings Year 3	2,460,375

	Total Earnings Years 1 to 3	$5,632,875

	Average Earnings Years 1 to 3	$1,877,625

It is not required that a firm grows 35% evenly throughout a three-year period to achieve the maximum target, but the sum of the earnings in the three-year period must be the equivalent to 35% average annual growth above the original target in any three-year period ($5,632,875 in the calculation above). The maximum incentive target is adjusted upward for sub-acquisitions and may be adjusted upward for certain capital expenditures.

Operations

The Company believes that preserving the entrepreneurial culture of the firms is important to their continued growth. The Company does not typically integrate the sales, marketing and processing operations of the acquired firms, but allow the principals to continue to operate in the same entrepreneurial environment that made them successful before the acquisition, subject to the Company’s oversight and control. The Company does, however, provide cost efficient services, including common payroll, common general ledger and accounts payable processing, to support back office and administrative functions, which are used by the acquired firms.

The Company assists these entrepreneurs by providing a broad variety of financial services products and a network that connects each entrepreneurial firm to others. This network serves as a forum for the firms to build relationships, share ideas and provides the opportunity for firms to offer a broader range of financial services products to their customers. The Company also owns two entities, NFP Insurance Services, Inc., or NFPISI, and NFPSI, that serve as centralized resources for other firms. In addition, several of the Company’s firms act as wholesalers of products to its firms and other financial services distributors.

NFPISI

NFPISI is a licensed insurance agency and an insurance marketing organization with 374 member organizations, including 155 owned firms and 219 other firms the Company does not own, as of December 31, 2006. The Company refers to these other firms as members of one of several marketing organizations. NFPISI facilitates interaction among the members of several marketing organizations and provides services to these members. It also holds contracts with selected insurance and benefits manufacturers, which generally offer support for technology investments, co-development of tailored products for use by the Company's producers, enhanced and dedicated underwriting, customer service and other benefits not generally available without such relationships.

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

NFPISI services both third-party distributors as well as NFP firms. Third-party distributors that elect to become members in NFPISI’s life insurance and benefits marketing organizations pay an initiation and annual membership fee. NFPISI actively solicits new members among qualified independent distributors of financial services products who desire the benefits of being part of a large distribution network whether or not they desire to be acquired by the Company. NFP firms can also gain access to some of the services and benefits provided by NFPISI without becoming a member of NFPISI’s life insurance and benefits marketing organizations.

NFPSI

NFPSI is a registered broker-dealer, investment adviser and licensed insurance agency serving the principals of the Company’s firms and members of its or the Company’s marketing organizations. Most of the Company’s principals conduct securities business through NFPSI. NFPSI is a fully disclosed introducing registered broker-dealer.

Succession Planning

The Company is actively involved in succession planning with respect to the principals of NFP’s firms. It is in the Company’s interest to ensure a smooth transition of business to a successor principal or principals. Succession planning is important in firms where no obvious successor to the principal or principals exists. Succession planning may involve the Company assisting a firm with a sub-acquisition that will bring a principal into the firm who can be a successor to the existing principal or principals. Succession planning may also involve introducing firms to each other, within the same geographic area where the principals of one firm can be potential successors to the principals of the other firm. In addition, succession planning may involve a principal, producer or employee from the same or a different firm buying another principal’s interest in the management company or applicable management agreement, which provides economic benefits to the selling principal. In rare cases, succession may be accomplished with employees running the operation in the absence of a principal. In certain cases, the Company provides financing for a principal, producer or employees’ purchase of another principal’s management company or applicable management agreement.

Sub-Acquisitions

To help the Company’s acquired firms grow, NFP provides access to capital and support for expansion through a sub-acquisition program. A typical sub-acquisition involves the acquisition by one of the Company’s firms of a business that is too small to qualify for a direct acquisition by NFP or where the individual running the business wishes to exit immediately or soon after the acquisition. The acquisition multiple paid for sub-acquisitions is typically lower than the multiple paid for a direct acquisition by the Company.

When a firm makes a sub-acquisition, the Company typically contributes a portion of the cost of the sub-acquisition in the same ratio as base earnings is to target earnings. The principals of the firm are responsible for contributing the remaining portion of the cost. In most cases, the Company advances the principal’s contribution which is typically repaid with interest over a term of three to five years. The repayment of these loans has priority over the payment of management fees. In almost all cases, base and target earnings of the firm making the sub-acquisition are adjusted upward for the sub-acquisition.

Cash Management System

The Company employs a cash management system that requires that substantially all revenue generated by owned firms and/or the producers affiliated with the Company’s owned firms be assigned to and deposited directly in centralized bank accounts maintained by NFP. The cash management system enables the Company to control and secure its cash flow and more effectively monitor and control the financial activities of NFP’s firms. Newly acquired firms are converted to the cash management system within a reasonable time, generally one month, following acquisition.

Payroll System

Since the beginning of 2004, the Company has used a common payroll system for all employees of owned firms. The common payroll system allows the Company to effectively monitor and control new hires, terminations, benefits and any other changes in personnel and compensation because all changes are processed through a central office. Newly acquired firms are transitioned onto the Company’s payroll system generally within three months following the date of acquisition.

General Ledger System

In 2005, the Company implemented a comprehensive centralized general ledger system for all of its firms. The general ledger system has been designed to accommodate the varied needs of the individual firms and permits them to select one of two platforms in which to manage their business. The shared-service platform is designed to provide firms with a greater level of support from the Company’s corporate office while continuing to provide firm principals flexibility in the decision-making process. The self-service platform is designed for the Company’s larger firms that have a full complement of accounting staff and require less support from NFP’s corporate office. Approximately 20% of the Company’s firms operate on the self-service platform. The remaining firms operate on the shared-service platform. As firms are acquired, they will be transitioned to one of the two platforms, generally, within 30 days.

Internal Audit

During 2006, the Company continued to expand and upgrade its internal audit department, which reports to the Audit Committee of NFP’s Board of Directors and has the responsibility for planning and performing audits throughout the Company. NFP’s internal audit team is based in the Company’s New York headquarters with additional full-time personnel in the Austin, Texas facility.

Compliance and Ethics

During 2006, the Company continued to expand and upgrade a company-wide Compliance and Ethics Department, which reports to the chief executive officer and a Compliance and Ethics Committee, comprised of members of the executive management team, including the chief compliance and ethics officer, chief executive officer, chief financial officer, general counsel and executive management of NFPISI and NFPSI. The Company’s Compliance and Ethics Department and Compliance and Ethics Committee monitor and coordinate compliance and ethics activities and initiatives and establish and evaluate controls and procedures designed to ensure that the Company complies with applicable laws and regulations. NFP’s Compliance and Ethics Department is based in the Austin, Texas facility.

Operating Committee

The Company’s Operating Committee is responsible for monitoring firm performance, capital and resource allocations, approving capital expenditure requests by firms that are in excess of $100,000, as well as new leases above a certain amount. It reviews firm performance and management fee advances compared with earned management fees to determine if a reduction or cutoff of such advances is warranted. The Operating Committee also directs efforts toward helping under-performing firms improve and, if the under-performance is deemed to be of a long-term nature, directs restructuring activities. The Operating Committee is composed of nine members: the Company’s chief executive officer, chief financial officer, general counsel, chief accounting officer, executive vice-president—marketing and firm operations, senior vice president—mergers and acquisitions, senior vice president—technology and members of executive management of NFPISI and NFPSI.

Capital Expenditures

If a firm desires to make a capital expenditure and the expenditure is approved by either the Operating Committee or, if below $100,000, the Company’s executive vice president—marketing and firm operations, and the firm’s board of directors, the Company contributes a portion of the cost in the same ratio as base earnings is to target earnings. The principals are responsible for the remainder of the cost. In most cases, the Company advances the principals’ contribution which is repaid with interest over a term which is generally five years or less. The repayment of these advances has priority over the payment of management fees. Earnings levels from which a firm’s growth is measured, as well as a firm’s base earnings, may be adjusted upwards for certain capital expenditures.

Corporate Headquarters

The Company’s New York headquarters provides support for the acquired firms. Corporate activities, including mergers and acquisitions, legal, finance and accounting, marketing and operations, human resources and technology are centralized in New York. The Company’s mergers and acquisitions team identifies targets, performs due diligence and negotiates acquisitions. The Company’s legal team is heavily involved in the acquisition process, in addition to handling NFP’s general corporate, legal and regulatory needs. Finance and accounting is responsible for working with each firm to integrate the firm’s operations and financial practices with the Company, resolve financial issues and ensure timely and accurate reporting. In addition, finance and accounting is responsible for consolidation of the Company’s financial statements at the corporate level. The Company’s operations team works with the firms to identify opportunities for joint-work and cross-selling and to identify and resolve operational issues. The Company’s human resources department is responsible for establishing and maintaining employment practices and benefits policies and procedures at both the corporate and firm level.

The Company’s technology team addresses technology requirements at both the corporate level and at the firm level. The Company’s firms maintain their existing systems except to the extent that they need certain capabilities to interface with NFP’s corporate systems. The Company provides firms with web-enabled software that complements their existing systems. The Company’s technology model and philosophy have enabled principals to immediately begin using NFP’s web-enabled services, leverage their existing technology investments and support growth in products distribution and client reporting capabilities. In 2006, the Company began implementing an enterprise e-mail system with the goal of centralizing the administration of e-mail across the firms. The technology systems responsible for supporting the Company’s business are both highly reliable and redundant with failover capabilities through leading host providers. Recovery testing is regularly performed to ensure that in the event of an unforeseen incident, the business will continue to operate.

Clients and Customers

The customers of the Company’s life insurance and wealth transfer and financial planning and investment advisory products and services are generally high net worth individuals and the businesses that serve them. The

Company defines the high net worth market as households with investible assets of at least $1 million. The Company particularly seeks to target the segment of the high net worth market having net worth, excluding primary residence, of at least $5 million, although NFP sells a substantial volume of products to persons having lower levels of net worth. According to Spectrem Group, this higher segment of the high net worth market grew at an estimated compounded annual rate of 15.7% during the period from 1996 to 2005.

The Company believes that the current economic and stock market environment has led to increased demand for the specialized services NFP offers to the high net worth market in order to continue to meet their financial goals. The Company’s firms experienced an internal revenue growth rate of 5% in 2006, 22% in 2005, 16% in 2004, 14% in 2003, and 5% in 2002, which NFP believes was driven in part by this increased demand. Further, the Company believes that it is well positioned to benefit from any future growth in the high net worth market.

The customers of the Company’s firms’ corporate and executive benefits products and services are generally small and medium-size corporations and the businesses that serve them. The customers of executive benefits products include large corporations as well.

Competition

The Company faces substantial competition in all aspects of its business. The Company’s competitors in the insurance and wealth transfer business include individual insurance carrier sponsored producer groups, captive distribution systems of insurance companies, broker-dealers and banks. In addition, the Company also competes with independent insurance intermediaries, boutique brokerage general agents and local distributors including M Financial Group and The BISYS Group, Inc. The Company believes it remains competitive due to several factors, including the independence of producers, the “open architecture” platform, the overall strength of the business model, the technology-based support services the Company provides and the training resources available to NFP’s firms.

In the corporate and executive benefits business, the Company faces competition which varies based on the products and services provided. In the employee benefits sector, the Company faces competition from both national and regional groups. NFP’s national competitors include Marsh & McLennan Companies, Inc., Aon Corporation, Hilb, Rogal and Hamilton Company, Arthur J. Gallagher & Co., U.S.I. Holdings Corp., Clark Consulting, Inc., Brown & Brown, Inc. and Willis Group Holdings. The Company’s regional competitors include local brokerage firms and regional banks, consulting firms, third-party administrators, producer groups and insurance companies.

In the financial planning and investment advisory business, the Company competes with a large number of investment management and investment advisory firms. NFP’s competitors include global and domestic investment management companies, commercial banks, brokerage firms, insurance companies, independent financial planners and other financial institutions. U.S. banks and insurance companies can now affiliate with securities firms, which has accelerated consolidation within the money management and financial services industries. It has also increased the level of competition for assets on behalf of institutional and individual clients. In addition, foreign banks and investment firms have entered the U.S. money management industry, either directly or through partnerships or acquisitions. Factors affecting the Company’s financial planning and investment management business include brand recognition, business reputation, investment performance, quality of service and the continuity of both the client relationships and assets under management. The Company believes that its unique model will allow NFP firms to compete effectively in this market. The Company’s entrepreneurs will be able to maintain and create client relationships while enjoying the brand recognition, quality of service and diversity of opportunities provided by the national network.

NFPSI also competes with numerous other independent broker-dealers, including Raymond James Financial, Inc., LPL Financial Services, FSC Securities Corporation, Cambridge Investment Research, Inc., Commonwealth Financial Network, Financial Network Investment Corporation and Royal Alliance Associates, Inc.

Regulation

The financial services industry is subject to extensive regulation. The Company’s firms are currently licensed to conduct business in the 50 states, the District of Columbia and Puerto Rico and are subject to regulation and supervision both federally and in each of these jurisdictions. In general, this regulation is designed to protect clients and other third parties that deal with NFP’s firms and to ensure the integrity of the financial markets, and is not designed to protect the Company’s stockholders. NFP’s firms’ ability to conduct business in the jurisdictions in which they currently operate depends on the Company’s firms’ compliance with the rules and regulations promulgated by federal regulatory bodies and the regulatory authorities in each of these jurisdictions. Failure to comply with all necessary regulatory requirements, including the failure to be properly licensed or registered, can subject NFP’s firms to sanctions or penalties. In addition, there can be no assurance that regulators or third parties will not raise material issues with respect to the Company’s firms’ past or future compliance with applicable regulations or that future regulatory, judicial or legislative changes will not have a material adverse effect on the Company.

State insurance laws grant supervisory agencies, including state insurance departments, broad regulatory authority. State insurance regulators and the National Association of Insurance Commissioners continually reexamine existing laws and regulations, some of which affect the Company. These supervisory agencies regulate, among other things, the licensing of insurance brokers and agents and other insurance intermediaries, the handling and investment of third-party funds held in a fiduciary capacity and the marketing and compensation practices of insurance brokers and agents. This continual reexamination may result in the enactment of laws and regulations, or the issuance of interpretations of existing laws and regulations, that adversely affect NFP’s business. More restrictive laws, rules or regulations may be adopted in the future that could make compliance more difficult and expensive.

Most of the Company’s subsidiaries are licensed to engage in the insurance agency and brokerage business in most of the jurisdictions where NFP does business. In addition, the insurance laws of all United States jurisdictions require individuals who engage in agency, brokerage and certain other insurance service activities to be licensed personally. These laws also govern the sharing of insurance commissions with third parties. NFP believes that any payments made by it, including payment of management fees, are in compliance with applicable insurance laws. However, should any insurance department take the position, and prevail, that certain payments by NFP violate the insurance laws relating to the payment or sharing of commissions, that insurance department could require that the Company stops making those payments or that the entities receiving those payments become licensed. In addition, if this were to occur, the insurance department could impose fines or penalties on the Company. NFP believes, however, that it could continue to operate its business by requiring that these entities be licensed or by making payments directly to licensed individuals.

Several of NFP’s subsidiaries, including NFPSI, are registered broker-dealers. The regulation of broker-dealers is performed, to a large extent, by the SEC and self-regulatory organizations, principally the National Association of Securities Dealers, Inc., or NASD, and the national securities exchanges, such as the New York Stock Exchange, or NYSE. Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales practices, trading practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure, recordkeeping and the conduct of directors, officers and employees. Violations of applicable laws or regulations can result in the imposition of fines or censures, disciplinary actions, including the revocation of licenses or registrations, and reputational damage. Recently, federal and state authorities have focused on, and continue to devote substantial attention to, the mutual fund, annuity and insurance industries. It is difficult at this time to predict whether changes resulting from new laws and regulations will affect the industry or NFP’s business and, if so, to what degree.

The SEC, the NASD and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities brokerage firms. Failure to maintain the required net capital may subject a firm to suspension or revocation of registration by the SEC and suspension or expulsion from the NASD and other regulatory bodies, which ultimately could prevent NFPSI or the Company’s other broker-dealers from performing as a broker-dealer. In addition, a change in the net capital rules, the imposition of new rules or any unusually large charge against net capital could limit the operations of NFPSI or the Company’s other broker-dealers, which could harm NFP’s business.

Providing investment advice to clients is also regulated on both the federal and state level. NFPSI and certain of the Company’s firms are investment advisers registered with the SEC under the Investment Advisers Act of 1940, as amended, or Investment Advisers Act, and certain of the Company’s firms are regulated by state securities regulators under applicable state securities laws. Each firm that is a federally registered investment adviser is regulated and subject to examination by the SEC. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including disclosure obligations, recordkeeping and reporting requirements, marketing restrictions and general anti-fraud prohibitions. Each firm that is a state-regulated investment adviser is subject to regulation under the laws of the states in which it provides investment advisory services. Violations of applicable federal or state laws or regulations can result in the imposition of fines or censures, disciplinary actions, including the revocation of licenses or registrations, and reputational damage.

The Company’s revenue and earnings may be more exposed than other financial services firms to the revocation or suspension of the licenses or registrations of NFP’s firm principals, because the revenue and earnings of many of the firms are largely dependent on the individual production of their respective principals for whom designated successors may not be in place.

Recently, the insurance industry has been subject to a significant level of scrutiny by various regulatory bodies, including state attorneys general and insurance departments, concerning certain practices within the insurance industry. These practices include, without limitation, the receipt of contingent commissions by insurance brokers and agents from insurance companies and the extent to which such compensation has been disclosed, bid rigging and related matters. As discussed under “Item 3—Legal Proceedings,” several of the Company’s subsidiaries received subpoenas and other information requests with respect to these matters. As a result of these and related matters, including actions taken by the New York Attorney General’s office beginning in April 2004, there have been a number of recent revisions to existing, or proposals to modify or enact new, laws and regulations regarding insurance agents and brokers. These actions have imposed or could impose additional obligations on the Company with respect to the insurance and other financial products NFP markets. In addition, in March 2006, NFP received a subpoena from the New York Attorney General’s Office seeking information regarding life settlement transactions. One of the Company’s subsidiaries received a subpoena seeking the same information. Any changes that are adopted by the federal government or the states where the Company markets insurance or conducts life settlements or other insurance-related business could adversely affect the Company’s revenue and financial results.

In the Company’s executive benefits business, NFP has designed and implemented supplemental executive retirement plans that use split dollar life insurance as a funding source. Split dollar life insurance policies are arrangements in which premiums, ownership rights and death benefits are generally split between an employer and an employee. The employer pays either the entire premium or the portion of each year’s premium that at least equals the increase in cash value of the policy. Split dollar life insurance has traditionally been used because of its federal tax advantages. However, in recent years, the Internal Revenue Service (the “IRS”) has adopted regulations relating to the tax treatment of some types of these life insurance arrangements, including regulations that treat premiums paid by an employer in connection with split dollar life insurance arrangements as loans for federal income tax purposes. In addition, the Sarbanes-Oxley Act may affect these arrangements. Specifically, the Sarbanes-Oxley Act includes a provision that prohibits most loans from a public company to its directors or executives. Because a split dollar life insurance arrangement between a public company and its directors or executives could be viewed as a personal loan, the Company will face a reduction in sales of split dollar life insurance policies to NFP’s clients that are subject to the Sarbanes-Oxley Act. Moreover, members of Congress have proposed, from time to time, other laws reducing the tax incentive of, or otherwise impacting, these arrangements. As a result, the Company’s supplemental executive retirement plans that use split dollar life insurance may become less attractive to some NFP firms’ customers, which could result in lower revenue to the Company.

Legislation enacted in the spring of 2001 under the Economic Growth and Tax Relief Reconciliation Act of 2001, or EGTRRA, increased the size of estates exempt from the federal estate tax and phases in additional increases between 2002 and 2009. EGTRRA also phases in reductions in the federal estate tax rate between 2002 and 2009 and repeals the federal estate tax entirely in 2010. Under EGTRRA, the federal estate tax will be reinstated, without the increased exemption or reduced rate, in 2011 and thereafter. As enacted, EGTRRA has had a modest negative impact on the Company’s revenue from the sale of estate planning services and products including certain life insurance products that are often used to fund estate tax obligations and could have a further negative impact in the future. Any additional increases in the size of estates exempt from the federal estate tax, further reductions in the federal estate tax rate or other legislation to permanently repeal the federal estate tax, could have a material adverse effect on the Company’s revenue. There can be no assurance that legislation will not be enacted that would have a further negative impact on the Company’s revenue.

The market for many life insurance products the Company sells is based in large part on the favorable tax treatment, including the tax-free build up of cash values, that these products receive relative to other investment alternatives. A change in the tax treatment of the life insurance products the Company sells or a determination by the IRS that certain of these products are not life insurance contracts for federal tax purposes could remove many of the tax advantages policyholders seek in these policies. If the provisions of the tax code change or new federal tax regulations and IRS rulings are issued in a manner that would make it more difficult for holders of these insurance contracts to qualify for favorable tax treatment, the demand for the life insurance contracts the Company sells could decrease, which may reduce NFP’s revenue and negatively affect its business.

Employees

As of December 31, 2006, NFP had approximately 2,642 employees. NFP believes that its relations with the Company’s employees are satisfactory. None of its employees is represented by a union.

Item 1A. Risk Factors

Risks Relating to the Company

The Company may be unsuccessful in acquiring suitable acquisition candidates, which could adversely affect the Company’s growth.

The Company competes with numerous integrated financial services organizations, insurance brokers, insurance companies, banks and other entities to acquire high quality independent financial services distribution firms. Many of the Company’s competitors have substantially greater financial resources than it does and may be able to outbid NFP for these acquisition targets. If NFP does identify suitable candidates, the Company may not be able to complete any such acquisition on terms that are commercially acceptable to the Company. If NFP is unable to complete acquisitions, it may have an adverse effect on the Company’s earnings or revenue growth and negatively impact the Company’s strategic plan because the Company expects a portion of its growth to come from acquisitions.

The Company may be adversely affected if the firms it acquires do not perform as expected.

Even if NFP is successful in acquiring firms, the Company may be adversely affected if the acquired firms do not perform as expected. The firms NFP acquires may perform below expectations after the acquisition for various reasons, including legislative or regulatory changes that affect the products in which a firm specializes, the loss of key clients after the acquisition closed, general economic factors that impact a firm in a direct way and the cultural incompatibility of an acquired firm’s management team with NFP. The failure of firms to perform as expected at the time of acquisition may have an adverse effect on NFP’s internal earnings and revenue growth rates, and may result in impairment charges and/or generate losses or charges to its earnings if the firms are disposed. As of December 31, 2006, out of a total of 215 acquisitions and sub-acquisitions, the Company has disposed of 17 firms and restructured the Company’s relationship with the principals of another 21 firms due to these factors.

Competition in the Company’s industry is intense and, if NFP is unable to compete effectively, NFP may lose clients and its financial results may be negatively affected.

The business of providing financial services to high net worth individuals and companies is highly competitive and the Company expects competition to intensify. NFP’s firms face competition in all aspects of their business, including life insurance, wealth transfer and estate planning, corporate and executive benefits, and financial planning and investment advisory services. NFP’s firms compete for clients on the basis of reputation, client service, program and product offerings and their ability to tailor products and services to meet the specific needs of a client.

The Company actively competes with numerous integrated financial services organizations as well as insurance companies and brokers, producer groups, individual insurance agents, investment management firms, independent financial planners and broker-dealers. Many of the Company’s competitors have greater financial and marketing resources than it does and may be able to offer products and services that NFP’s firms do not currently offer and may not offer in the future. The passage of the Gramm-Leach-Bliley Act in 1999 reduced barriers to large institutions providing a wide range of financial services products and services. The Company believes, in light of increasing industry consolidation and the regulatory overhaul of the financial services industry, that competition will continue to increase from manufacturers and other marketers of financial services products.

The Company’s competitors in the insurance, wealth transfer and estate planning business include individual insurance carrier-sponsored producer groups, captive distribution systems of insurance companies, broker-dealers and banks. In addition, the Company also competes with independent insurance intermediaries, boutique brokerage general agents and local distributors, including M Financial Group and The BISYS Group, Inc. In the employee benefits sector, the Company faces competition from both national and regional groups. The Company’s national competitors include Marsh & McLennan Companies, Inc., Aon Corporation, Hilb, Rogal and Hobbs Company, Arthur J. Gallagher & Co., U.S.I. Holdings Corp., Clark Consulting, Inc., Brown & Brown, Inc. and Willis Group Holdings Limited. The Company’s regional competitors include local brokerage firms and regional banks, consulting firms, third-party administrators, producer groups and insurance companies. In the financial planning and investment advisory business, the Company competes with a large number of investment management and investment advisory firms. The Company’s competitors include global and domestic investment management companies, commercial banks, brokerage firms, insurance companies, independent financial planners and other financial institutions.

NFPSI also competes with numerous other independent broker-dealers, including Raymond James Financial, Inc., LPL Financial Services, FSC Securities Corporation, Cambridge Investment Research, Inc., Commonwealth Financial Network, Financial Network Investment Corporation, Walnut Street Securities, Inc. and Royal Alliance Associates, Inc.

The Company’s operating strategy and structure may make it difficult to respond quickly to regulatory, operational or financial problems and to grow its business, which could negatively affect the Company’s financial results.

The Company operates through firms that report their results to NFP’s corporate headquarters on a monthly basis. The Company has implemented cash management and management information systems that allow it to monitor the overall performance and financial activities of its firms. However, if NFP’s firms delay either reporting results or informing corporate headquarters of a negative business development such as the possible loss of an important client or relationship with a financial services products manufacturer or a threatened professional liability or other claim or regulatory inquiry or other action, the Company may not be able to take action to remedy the situation on a timely basis. This in turn could have a negative effect on the Company’s financial results. In addition, if one of its firms were to report inaccurate financial information, it might not learn of the inaccuracies on a timely basis and be able to take corrective measures promptly, which could negatively affect NFP’s ability to report its financial results.

In addition, due in part to its management approach, NFP may have difficulty helping its firms grow their business. NFP’s failure to facilitate internal growth, cross-selling and other growth initiatives among its firms may negatively impact the Company’s earnings or revenue growth.

The Company’s dependence on the principals of its firms may limit its ability to effectively manage its business.

Most of the Company’s acquisitions result in the acquired business becoming its wholly owned subsidiary. The principals enter into management agreements pursuant to which they continue to manage the acquired business. The principals retain responsibility for day-to-day operations of the acquired business for an initial five-year term, renewable annually thereafter by the principals and/or certain entities they own, subject to termination for cause and supervisory oversight as required by applicable securities and insurance laws and regulations and the terms of the Company’s management agreements. The principals are responsible for ordinary course operational decisions, including personnel, culture and office location, subject to the oversight of the board of directors of the acquired business. Non-ordinary course transactions require the unanimous consent of the board of directors of the acquired business, which always includes a representative of the Company’s management. The principals also maintain the primary relationship with clients and, in some cases, vendors. Although the Company maintains internal controls that allow it to oversee its nationwide operations, this operating structure exposes the Company to the risk of losses resulting from day-to-day decisions of the principals. Unsatisfactory performance by these principals could hinder NFP’s ability to grow and could have a material adverse effect on its business and the value of NFP’s common stock.

Elimination or modification of the federal estate tax could adversely affect revenue from the Company’s life insurance, wealth transfer and estate planning businesses.

Legislation enacted in the spring of 2001 under the Economic Growth and Tax Relief Reconciliation Act of 2001 increased the size of estates exempt from the federal estate tax and phases in additional increases between 2002 and 2009. EGTRRA also phases in reductions in the federal estate tax rate between 2002 and 2009 and repeals the federal estate tax entirely in 2010. Under EGTRRA, the federal estate tax will be reinstated, without the increased exemption or reduced rate, in 2011 and thereafter. As enacted, EGTRRA has had a modest negative impact on the Company’s revenue from the sale of estate planning services and products including certain life insurance products that are often used to fund estate tax obligations and could have a further negative impact in the future. Should additional legislation be enacted that provides for any additional increases in the size of estates exempt from the federal estate tax, further reductions in the federal estate tax rate or other legislation to permanently repeal the federal estate tax, it could have a material adverse effect on the Company’s revenue. There can be no assurance that legislation will not be enacted that would have a further negative impact on the Company’s revenue.

A change in the tax treatment of life insurance products the Company sells or a determination that these products are not life insurance contracts for federal tax purposes could reduce the demand for these products, which may reduce the Company’s revenue.

The market for many life insurance products NFP sells is based in large part on the favorable tax treatment, including the tax-free build up of cash values and the tax-free nature of death benefits, that these products receive relative to other investment alternatives. A change in the tax treatment of the life insurance products the Company sells or a determination by the IRS that certain of these products are not life insurance contracts for federal tax purposes could remove many of the tax advantages policyholders seek in these policies. In addition, the IRS from time to time releases guidance on the tax treatment of products the Company sells. If the provisions of the tax code were changed or new federal tax regulations and IRS rulings and releases were issued in a manner that would make it more difficult for holders of these insurance contracts to qualify for favorable tax treatment or subject holders to special tax reporting requirements, the demand for the life insurance contracts NFP sells could decrease, which may reduce NFP’s revenue and negatively affect its business.

Under current law, both death benefits and accrual of cash value under a life insurance contract are treated favorably for federal income tax purposes. From time to time, legislation that would affect such tax treatment has been proposed, and sometimes it is enacted. For example, federal legislation that would eliminate the tax-free nature of corporate-owned and bank-owned life insurance in certain narrow circumstances was introduced in 2004 and enacted in 2006. Although the effect of the legislation was mitigated as many of the Company’s firms, in line with the life insurance industry generally, modified their business practices in advance of this legislation in order to remain eligible for the tax benefits on such insurance acquisitions, there can be no assurance that the Company’s firms will be able to anticipate and prepare for future legislative changes in a timely manner. In addition, a proposal that would have imposed an excise tax on the acquisition costs of certain life insurance contracts in which a charity and a person other than the charity held an interest was included in the Administration’s Fiscal Year 2006 Budget, but the provision was not ultimately enacted. The recently enacted Pension Protection Act of 2006 requires the Treasury Department to conduct a study on these contracts, and it is possible that an excise tax or similarly focused provision could be imposed in the future. Such a provision could adversely affect, among other things, the utility of and the appetite of clients to employ insurance strategies involving charitable giving of life insurance policy benefits when the policy is or has been owned by someone other than the charity, and the Company’s revenue from the sale of policies pursuant to such strategies could materially decline.

On October 22, 2004, President Bush signed into law H.R. 4520, the “American Jobs Creation Act of 2004,” which included provisions affecting deferred compensation arrangements for taxable and tax-exempt employers. The legislation created new Section 409A of the Internal Revenue Code which applies to voluntary deferred compensation arrangements, supplemental executive retirement plans, stock appreciation rights and certain other arrangements which have the effect of deferring compensation. Section 409A generally applies to compensation deferrals made after December 31, 2004. Among other things, Section 409A modifies the times at which distributions are permitted from nonqualified deferred compensation arrangements and will require that elections to defer compensation be made earlier than is current practice for many plans. Certain of the Company’s firms sell deferred compensation plans and many of these plans will have to be modified in accordance with these new rules prior to December 31, 2007. Because of the time and effort required to come into compliance with the new rules, the Company’s revenue may be reduced during this transition period. The Company cannot predict the long-term impact that the new rules will have on it.

In addition, on January 17, 2007 the Senate Finance Committee approved a proposed amendment to Section 409A that would limit deferred compensation to $1 million per year or, if lower, the average taxable compensation for the previous five years. The proposal would apply to taxable years beginning after December 31, 2006. If enacted, it would be retroactively effective to the beginning of this year. If enacted this proposal, or any similar proposals, could have an adverse effect on executive benefit programs designed and marketed by NFP firms that involve deferred compensation plans, which could have an adverse effect on the Company’s revenue.

Changes in the pricing, design or underwriting of insurance products could adversely affect the Company’s revenue.

Adverse developments in the insurance markets in which NFP operates could lead to changes in the pricing design or underwriting of insurance products that result in these products becoming less attractive to its customers. For example, the Company believes that changes in the reinsurance market that make it more difficult for insurance carriers to obtain reinsurance coverage for life insurance, including certain types of financed life insurance transactions, have caused some insurance carriers to become more conservative in their underwriting, and to change the design and pricing of universal life policies, which may have reduced their attractiveness to customers. Regulatory developments also could affect product design and the attractiveness of certain products. For example, in December 2005, the Office of the General Counsel of the New York Insurance Department issued an opinion on certain financed life insurance transactions that led to changes in the design and demand for financed life insurance products generally. Any developments that reduce the attractiveness of insurance-related products could result in fewer sales of those products and adversely affect the Company’s revenue.

Because the commission revenue the Company’s firms earn on the sale of certain insurance products is based on premiums and commission rates set by insurers, any decreases in these premiums or commission rates could result in revenue decreases for the Company.

The Company is engaged in insurance agency and brokerage activities and derives revenue from commissions on the sale of insurance products to clients that are paid by the insurance underwriters from whom the Company’s clients purchase insurance. These commission rates are set by insurance underwriters and are based on the premiums that the insurance underwriters charge. Commission rates and premiums can change based on the prevailing economic and competitive factors that affect insurance underwriters. These factors, which are not within the Company’s control, include the capacity of insurance underwriters to place new business, underwriting and non-underwriting profits of insurance underwriters, consumer demand for insurance products, the availability of comparable products from other insurance underwriters at a lower cost and the availability of alternative insurance products, such as government benefits and self-insurance plans, to consumers.

The Company cannot predict the timing or extent of future changes in commission rates or premiums. As a result, the Company cannot predict the effect that any of these changes will have on the Company’s operations. These changes may result in revenue decreases for the Company, which may adversely affect results of operations for the periods in which they occur.

While the Company does not believe it has experienced any significant revenue reductions in the aggregate in its business to date due to the following occurrences, the Company is aware of several instances in the last three years of insurance underwriters reducing commission payments on certain life insurance and employee benefits products.

The Company’s business is subject to risks related to litigation and regulatory actions.

From time to time, the Company is subject to lawsuits and other claims arising out of its business operations, including actions relating to the suitability of insurance and financial services products the Company sold to customers and complaints arising out of industry-wide scrutiny of contingent commissions practices. The outcome of these actions cannot be predicted, and no assurance can be given that such litigation or actions would not have a material adverse effect on the Company’s results of operations and financial condition.

From time to time, the Company is also subject to new laws and regulations and regulatory actions, including investigations. Recently, the insurance industry has been subject to a significant level of scrutiny by various regulatory bodies, including state attorneys general and insurance departments, concerning certain practices within the insurance industry. These practices include, without limitation, the receipt of contingent commissions by insurance brokers and agents from insurance companies and the extent to which such compensation has been disclosed, bid rigging and related matters. As a result of these and related matters, including actions taken by the New York Attorney General’s office beginning in April 2004, there have been a number of recent revisions to existing, or proposals to modify or enact new, laws and regulations regarding insurance agents and brokers. These actions have imposed or could impose additional obligations on the Company with respect to the insurance and other financial products NFP markets. In addition, several insurance companies have recently agreed with regulatory authorities to end the payment of contingent commissions on insurance products. A portion of the Company’s earnings is derived from commissions and other payments from manufacturers of financial services products that are based on the volume, persistency and profitability of business generated by the Company. If the Company were required to or chose to end these arrangements or if these arrangements were no longer available to it, the Company’s revenue and results of operations could be adversely affected.

During 2004, several of the Company’s subsidiaries received subpoenas and other informational requests from governmental authorities, including the New York Attorney General’s Office, seeking information regarding compensation arrangements, any evidence of bid rigging and related matters. The Company cooperated and will continue to cooperate fully with all governmental agencies.

In March 2006, the Company received a subpoena from the New York Attorney General’s Office seeking information regarding life settlement transactions. One of the Company’s subsidiaries received a subpoena seeking the same information. The investigation is ongoing and the Company is unable to predict the investigation’s ultimate outcome. Any changes that are adopted by the Company, the federal government or the states where the Company markets insurance or conduct life settlements or other insurance-related business could adversely affect the Company’s revenue and financial results.

In December 2006, a key committee of the National Association of Insurance Commissioners, or NAIC, approved amendments to the NAIC Viatical Settlements Model Act. The amended model act will be advanced to the NAIC’s executive committee and plenary for final approval. The amended model act, among other things, would prohibit the sale of a life insurance policy into the secondary market for five years from the date of issuance, subject to limited exceptions. The Company is unable to predict the effect on the life settlement industry the amended model act would have if approved in its current form. If approved, the amended model act generally would serve as a template for new state insurance laws relating to life settlement transactions and may have the effect of reducing the number of life settlement transactions generally, which may lead to a decrease in the Company’s revenue. In 2006, management believes approximately 6 to 9% of the Company’s total revenue was derived from fees earned on the settlement of life insurance policies into the secondary market. Should the amended NAIC Viatical Settlements Model Act be adopted or other new regulations or practices that adversely affect the life settlement industry be instituted, the Company’s revenue could be adversely impacted. The Company, however, is unable to quantify the adverse effect any such regulations or practices could have on its revenue and business.

The Company cannot predict the effect of any current or future litigation, regulatory activity or investigations on its business. Given the current regulatory environment and the number of NFP’s subsidiaries operating in local markets throughout the country, it is possible that the Company will become subject to further governmental inquiries and subpoenas and have lawsuits filed against it. The Company’s involvement in any investigations and lawsuits would cause the Company to incur additional legal and other costs and, if the Company were found to have violated any laws, it could be required to pay fines, damages and other costs, perhaps in material amounts. The Company could also be materially adversely affected by the negative publicity related to these proceedings, and by any new industry-wide regulations or practices that may result from these proceedings.

Legislative, legal, and regulatory developments concerning financial services products NFP provides may negatively affect the Company’s business and financial results. For example, continuing investigations and proceedings regarding late trading and market timing in connection with mutual funds and variable insurance products could result in new industry-wide legislation, rules or regulations that could significantly affect distributors of financial services products such as itself. Similar to certain mutual fund and insurance companies and other broker-dealers, NFPSI has been contacted by the National Association of Securities Dealers, or NASD, and requested to provide information relating to market timing and late trading. NFPSI is cooperating with the regulatory authorities. Although the Company is not aware of any systemic problems with respect to market timing and late trading that would have a material adverse effect on its consolidated financial position, the Company cannot predict the course that the existing inquiries and areas of focus may take or the impact that any new laws, rules or regulations may have on the Company’s business and financial results.

The Company’s revenue and earnings may be affected by fluctuations in interest rates, stock prices and general economic conditions.

General economic and market factors, such as changes in interest rates or declines or significant volatility in the securities markets, can affect the Company’s commission and fee income. These factors can affect the volume of new sales and the extent to which clients keep their policies in force year after year or maintain funds in accounts the Company manages. Equity returns and interest rates can have a significant effect on the sale of many employee benefit programs whether they are financed by life insurance or other financial instruments. For example, if interest rates increase, competing products offering higher returns could become more attractive to potential purchasers than the programs and policies the Company markets and distribute. A portion of the Company’s recent sales of life insurance products includes sales of financed life insurance products. If interest rates increase, the availability or attractiveness of such financing may decrease, which may reduce the Company's new sales of life insurance products. Further, a decrease in stock prices can have a significant effect on the sale of financial services products that are linked to the stock market, such as variable life insurance, variable annuities, mutual funds and managed accounts. In addition, a portion of the Company’s earnings is derived from fees, typically based on a percentage of assets under management, for NFP’s firms offering financial advice and related services to clients. Further, NFP’s firms earn recurring commission revenue on certain products over a period after the initial sale, provided the customer retains the product. These factors may lead customers to surrender or terminate their products, ending this recurring revenue. A portion of the Company’s earnings is derived from commissions and other payments from manufacturers of financial services products that are based on the volume, persistency and profitability of business generated by the Company. If investors were to seek alternatives to NFP firms’ financial planning advice and services or to the Company’s firms’ insurance products and services, it could have a negative effect on the Company’s revenue. The Company cannot guarantee that it will be able to compete with alternative products if these market forces make NFP firms’ products and services unattractive to clients. Finally, adverse general economic conditions may cause potential customers to defer or forgo the purchase of products that the Company’s firms sell, for example, to invest more defensively or to surrender products to increase personal cash flow. General economic and market factors may also slow the rate of growth, or lead to a decrease in the size, of the high net worth market and the number of small and medium-size corporations. For example, the size of the high net worth market decreased in 2001 and 2002, in part due to these factors, including in particular the decline in the equity markets. Further, assets under management in the independent distribution channel for financial services products declined in 2002 as a result of the same factors.

If the Company is required to write down goodwill and other intangible assets, the Company’s financial condition and results would be negatively affected.

When NFP acquires a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. As of December 31, 2006, goodwill of $479.0 million, net of accumulated amortization of $12.6 million, represented 60.2% of the Company's total stockholders’ equity. As of December 31, 2006, other intangible assets, including book of business, management contracts, institutional customer relationships and trade name, of $504.6 million, net of accumulated amortization of $114.3 million, represented 50.4% of the Company's total stockholders’ equity.

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill and intangible assets deemed to have indefinite lives no longer be amortized but instead be tested for impairment at least annually (or more frequently if impairment indicators arise). Other intangible assets will continue to be amortized over their useful lives. In accordance with SFAS 142, the Company recognized an impairment loss on goodwill and identifiable intangible assets not subject to amortization of $5.2 million, $3.1 million, $2.4 million, $5.7 million and $0.8 million for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, respectively.

On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). In accordance with SFAS 144, long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company recognized an impairment loss on identifiable intangible assets subject to amortization of $5.6 million, $5.0 million, $2.4 million, $4.2 million and $1.0 million for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, respectively.

Under current accounting standards, if the Company determines goodwill or intangible assets are impaired, the Company will be required to write down the value of these assets. Any write-down would have a negative effect on the Company’s stockholders’ equity and financial results.

Failure to comply with or changes in state and federal laws and regulations applicable to NFP could restrict the Company’s ability to conduct its business.

The financial services industry is subject to extensive regulation. NFP’s firms are currently licensed to conduct business in the 50 states, the District of Columbia and Puerto Rico, and are subject to regulation and supervision both federally and in each of these jurisdictions. In general, this regulation is designed to protect clients and other third parties that deal with NFP’s firms and to ensure the integrity of the financial markets, and is not designed to protect the Company’s stockholders. The Company’s firms’ ability to conduct business in the jurisdictions in which they currently operate depends on the Company’s compliance with the rules and regulations promulgated by federal regulatory bodies and the regulatory authorities in each of these jurisdictions. Failure to comply with all necessary regulatory requirements, including the failure to be properly licensed or registered, can subject the Company’s firms to sanctions or penalties. In addition, there can be no assurance that regulators or third parties will not raise material issues with respect to the Company’s firms past or future compliance with applicable regulations or that future regulatory, judicial or legislative changes will not have a material adverse effect on the Company.

State insurance laws grant supervisory agencies, including state insurance departments, broad regulatory authority. State insurance regulators and the NAIC continually reexamine existing laws and regulations, some of which affect the Company. These supervisory agencies regulate, among other things, the licensing of insurance brokers and agents and other insurance intermediaries, regulation of the handling and investment of third-party funds held in a fiduciary capacity and the marketing and compensation practices of insurance brokers and agents.

This continual reexamination may result in the enactment of laws and regulations, or the issuance of interpretations of existing laws and regulations, that adversely affect NFP’s business. More restrictive laws, rules or regulations may be adopted in the future that could make compliance more difficult and expensive.

Although the federal government generally does not directly regulate the insurance business, federal initiatives often and increasingly have an impact on the business in a variety of ways. From time to time, federal measures are proposed which may significantly affect the insurance business, including limitations on antitrust immunity, tax incentives for lifetime annuity payouts and simplification bills affecting tax-advantaged or tax-exempt savings and retirement vehicles. In addition, various forms of direct federal regulation of insurance have been proposed in recent years. These proposals have included “The Federal Insurance Consumer Protection Act of 2003” and “The State Modernization and Regulatory Transparency Act.” The Federal Insurance Consumer Protection Act of 2003 would have established comprehensive and exclusive federal regulation over all “interstate insurers,” including all life insurers selling in more than one state. This proposed legislation was not enacted. The State Modernization and Regulatory Transparency Act would maintain state-based regulation of insurance but would change the way that states regulate certain aspects of the business of insurance including rates, agent and company licensing, and market conduct examinations. This proposed legislation remains pending. The Company cannot predict whether this or other proposals will be adopted, or what impact, if any, such proposals or, if adopted, such laws may have on the Company’s business, financial condition or results of operation.

Several of the Company’s subsidiaries, including NFPSI, are registered broker-dealers. The regulation of broker-dealers is performed, to a large extent, by the SEC and self-regulatory organizations, principally the NASD and the national securities exchanges, such as the NYSE. Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales practices, trading practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure, recordkeeping and the conduct of directors, officers and employees. Violations of applicable laws or regulations can result in the imposition of fines or censures, disciplinary actions, including the revocation of licenses or registrations, and reputational damage. Recently, federal, state and other regulatory authorities have focused on, and continue to devote substantial attention to, the mutual fund and variable annuity industries. It is difficult at this time to predict whether changes resulting from new laws and regulations will affect the industry or NFP’s business and, if so, to what degree.

Providing investment advice to clients is also regulated on both the federal and state level. NFPSI and certain of the Company’s firms are investment advisers registered with the SEC under the Investment Advisers Act of 1940, as amended, or Investment Advisers Act, and certain of the Company’s firms are regulated by state securities regulators under applicable state securities laws. Each firm that is a federally registered investment adviser is regulated and subject to examination by the SEC. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including disclosure obligations, recordkeeping and reporting requirements, marketing restrictions and general anti-fraud prohibitions. Each firm that is a state-regulated investment adviser is subject to regulation under the laws of the states in which it provides investment advisory services. Violations of applicable federal or state laws or regulations can result in the imposition of fines or censures, disciplinary actions, including the revocation of licenses or registrations, and reputational damage.

The Company’s revenue and earnings may be more exposed than other financial services firms to the revocation or suspension of the licenses or registrations of the Company’s firms’ principals because the revenue and earnings of many of NFP’s firms are largely dependent on the individual production of their respective principals for whom designated successors may not be in place.

The geographic concentration of the Company’s firms could leave the Company vulnerable to an economic downturn or regulatory changes in those areas, resulting in a decrease in the Company’s revenue.

NFP’s firms located in New York produced approximately 10.1%, 9.2%, 12.2%, 13.5% and 13.9% of the Company’s revenue for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, respectively. NFP’s firms located in Florida produced approximately 14.2%, 19.2%, 15.4%, 14.0% and 13.4% of the Company’s revenue for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, respectively. NFP’s firms located in California produced approximately 11.3%, 9.6%, 11.3%, 11.9% and 13.3% of the Company’s revenue for the years ended December 31, 2006, 2005, 2004, 2003 and 2002, respectively.

Because the Company’s business is concentrated in these three states, the occurrence of adverse economic conditions or an adverse regulatory climate in any of these states could negatively affect the Company’s financial results more than would be the case if the Company’s business were more geographically diversified. A weakening economic environment in any state or region could result in a decrease in employment or wages that may reduce the demand for employee benefit products in that state or region. Reductions in personal income could reduce individuals’ demand for various financial products in that state or region. Between 2000 and 2002, one of the Company’s firms involved in employee and executive benefits experienced decline in revenue due to reductions in employment in the financial services sectors in New York.

The loss of key personnel could negatively affect the Company’s financial results and impair the Company’s ability to implement its business strategy.

NFP’s success substantially depends on its ability to attract and retain key members of the Company’s senior management team and the principals of the Company’s firms. If the Company were to lose one or more of these key employees or principals, its ability to successfully implement its business plan and the value of the Company’s common stock could be materially adversely affected. Jessica M. Bibliowicz, the chairman of the Company’s board of directors, president and chief executive officer, is particularly important to the Company. Although she has an employment agreement, there can be no assurance that she will serve the term of her employment agreement or renew her employment agreement upon expiration. Other than with respect to Ms. Bibliowicz and many of the principals of NFP’s firms, the Company does not maintain key person life insurance policies.

The securities brokerage business has inherent risks.

The securities brokerage and advisory business is, by its nature, subject to numerous and substantial risks, particularly in volatile or illiquid markets, or in markets influenced by sustained periods of low or negative economic growth, including the risk of losses resulting from the ownership of securities, trading, counterparty failure to meet commitments, client fraud, employee processing errors, misconduct and fraud (including unauthorized transactions by registered representatives), failures in connection with the processing of securities transactions and litigation. The Company cannot be certain that its risk management procedures and internal controls will prevent losses from occurring. A substantial portion of the Company’s total revenue is generated by NFPSI, and any losses at NFPSI due to the risks noted above could have a significant effect on the Company’s revenue and earnings.

Failure to comply with net capital requirements could subject the Company’s wholly owned broker-dealers to suspension or revocation of their licenses by the SEC or expulsion from the NASD.

The SEC, the NASD and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities brokerage firms. Failure to maintain the required net capital may subject a firm to suspension or revocation of registration by the SEC and suspension or expulsion from the NASD and other regulatory bodies, which ultimately could prevent NFPSI or the Company’s other broker-dealers from performing as a broker-dealer. Although the Company’s broker-dealers have compliance procedures in place to ensure that the required levels of net capital are maintained, there can be no assurance that the Company’s broker-dealers will remain in compliance with the net capital requirements. In addition, a change in the net capital rules, the imposition of new rules or any unusually large charge against net capital could limit the operations of NFPSI or the Company’s other broker-dealers, which could harm NFP’s business.

The Company’s business, financial condition and results of operations may be negatively affected by errors and omissions claims.

The Company has significant insurance agency, brokerage and intermediary operations as well as securities brokerage and investment advisory operations and activities, and is subject to claims and litigation in the ordinary course of business resulting from alleged and actual errors and omissions in placing insurance, effecting securities transactions and rendering investment advice. These activities involve substantial amounts of money. Since errors and omissions claims against the Company’s firms may allege the Company’s liability for all or part of the amounts in question, claimants may seek large damage awards. These claims can involve significant defense costs. Errors and omissions could include, for example, failure, whether negligently or intentionally, to place coverage or effect securities transactions on behalf of clients, to provide insurance carriers with complete and accurate information relating to the risks being insured or to appropriately apply funds that the Company holds on a fiduciary basis. It is not always possible to prevent or detect errors and omissions, and the precautions the Company takes may not be effective in all cases.

The Company has errors and omissions insurance coverage to protect it against the risk of liability resulting from alleged and actual errors and omissions by the Company and its firms. Recently, prices for this insurance have increased and coverage terms have become far more restrictive because of reduced insurer capacity in the marketplace. While the Company endeavors to purchase coverage that is appropriate to its assessment of the Company’s risk, NFP is unable to predict with certainty the frequency, nature or magnitude of claims for direct or consequential damages. Although management does not believe that claims against NFP’s firms, either individually or in the aggregate, will materially affect its business, financial condition or results of operations, there can be no assurance that the Company will successfully dispose of or settle these claims or that insurance coverage will be available or adequate to pay the amounts of any award or settlement.

The Company’s business, financial condition and results of operations may be negatively affected if in the future the Company’s insurance proves to be inadequate or unavailable. In addition, errors and omissions claims may harm NFP’s reputation or divert management resources away from operating the Company’s business.

Because the Company’s firms’ clients can withdraw the assets its firms manage on short notice, poor performance of the investment products and services the Company’s firms recommend or sell may have a material adverse effect on the Company’s business.

NFP’s firms’ investment advisory and administrative contracts with their clients are generally terminable upon 30 days’ notice. These clients can terminate their relationship with the Company’s firms, reduce the aggregate amount of assets under management or shift their funds to other types of accounts with different rate structures for any of a number of reasons, including investment performance, changes in prevailing interest rates, financial market performance and personal client liquidity needs. Poor performance of the investment products and services that NFP’s firms recommend or sell relative to the performance of other products available in the market or the performance of other investment management firms tends to result in the loss of accounts. The decrease in revenue that could result from such an event could have a material adverse effect on the Company’s business.

The Company’s results of operations could be adversely affected if the Company is unable to facilitate smooth succession planning at its firms.

The Company seeks to acquire firms in which the principals are not ready to retire, but instead will be motivated to grow their firm’s earnings and participate in the growth incentives that the Company offers. However, the Company cannot predict with certainty how long the principals of its firms will continue working. The personal reputation of the principals of the Company’s firms and the relationships they have are crucial to success in the independent distribution channel. Upon retirement of a principal, the business of a firm may be adversely affected if that principal’s successor in the firm’s management is not as successful as the original principal. Although the Company has had few successions to date as a result of the Company’s short operating history, succession will be a larger issue for NFP in the future. The Company will attempt to facilitate smooth transitions but if the Company is not successful, the Company’s results of operations could be adversely affected.

Government regulation relating to the supplemental executive benefits plans the Company designs and implement could negatively affect its financial results.

In NFP’s executive benefits business, NFP has designed and implemented supplemental executive retirement plans that use split dollar life insurance as a funding source. Split dollar life insurance policies are arrangements in which premiums, ownership rights and death benefits are generally split between an employer and an employee. The employer pays either the entire premium or the portion of each year’s premium that at least equals the increase in cash value of the policy. Split dollar life insurance has traditionally been used because of its federal tax advantages. However, in recent years, the IRS has adopted regulations relating to the tax treatment of some types of these life insurance arrangements, including regulations that treat premiums paid by an employer in connection with split dollar life insurance arrangements as compensation or loans for federal income tax purposes. In addition, the Sarbanes-Oxley Act has affected these arrangements. Specifically, the Sarbanes-Oxley Act includes a provision that prohibits most loans from a public company to its directors or executives. Because a split dollar life insurance arrangement between a public company and its directors or executives is viewed as a personal loan, the Company has faced a reduction in sales of split dollar life insurance policies to the Company’s clients that are subject to the Sarbanes-Oxley Act. Moreover, members of Congress have proposed, from time to time, other laws reducing the tax incentive of, or otherwise affecting, these arrangements. As a result, the Company’s supplemental executive retirement plans that use split dollar life insurance have become less attractive to some of NFP firms’ customers, which could result in lower revenue to the Company, and, in recent years the Company has seen a reduction in sales of split dollar life insurance policies to its clients.

The Company’s business is dependent upon information processing systems.

The Company’s ability to provide financial services to clients and to create and maintain comprehensive tracking and reporting of client accounts depends on the Company’s capacity to store, retrieve and process data, manage significant databases and expand and periodically upgrade the Company’s information processing capabilities. As the Company continues to grow, the Company will need to continue to make investments in new and enhanced information systems. Interruption or loss of the Company’s information processing capabilities or adverse consequences from implementing new or enhanced systems could have a material adverse effect on the Company’s business and the value of its common stock. As the Company’s information system providers revise and upgrade their hardware, software and equipment technology, the Company may encounter difficulties in integrating these new technologies into its business. These new revisions and upgrades may not be appropriate for the Company’s business. Although the Company has experienced no significant breaches of the Company’s network security by unauthorized persons, the Company’s systems may be subject to infiltration by unauthorized persons. If the Company’s systems or facilities were infiltrated and damaged by unauthorized persons, NFP’s clients could experience data loss, financial loss and significant business interruption. If that were to occur, it could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company may overestimate management fees advanced to principals and/or certain entities they own, which may negatively affect its financial condition and results.

The Company typically advances management fees monthly to principals and/or certain entities they own. The Company sets each principal’s and/or such entity’s management fee amount after estimating how much operating cash flow the firm that the principal and/or such entity manages will produce. If the firm produces less operating cash flow than what the Company estimated, an overadvance may occur, which may negatively affect the Company’s financial condition and results. Further, since contractually the Company is unable to unilaterally adjust payments to the principals and/or certain entities they own until after a three, six or nine-month calculation period depending on the firms, the Company may not be able to promptly take corrective measures, such as adjusting the monthly management fee lower or requiring the principal and/or such entity to repay the overadvance within a limited time period. In addition, if a principal and/or certain entities they own fail to repay an overadvance in a timely manner and any security the Company receives from the principal and/or such entities for the overadvance is insufficient, the Company’s financial condition and results may be negatively affected, which could negatively affect the Company’s results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s corporate headquarters is located at 787 Seventh Avenue, 11th Floor, New York, NY 10019, where the Company leases approximately 35,200 square feet of space. The Company’s subsidiaries NFPSI and NFPISI lease approximately 63,177 square feet of space in Austin, Texas. Additionally, the Company’s firms lease properties for use as offices throughout the United States. The Company believes that its existing properties are adequate for the current operating requirements of NFP’s business and that additional space will be available as needed.

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

Management believes that the resolution of these lawsuits, claims and subpoenas will not have a material adverse impact on the Company’s consolidated financial position.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2006.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s shares of common stock have been traded on the NYSE under the symbol “NFP” since the Company’s initial public offering in September 2003. Prior to that time, there was no public market for the Company’s common stock.

On January 31, 2007, the last reported sales price of the common stock was $49.10 per share, as reported on the NYSE. As of January 31, 2007, there were 599 common stockholders of record. These figures do not include stockholders with shares held under beneficial ownership in nominee name, which are estimated to be in excess of 21,000.

The following table sets forth the high and low intraday prices of the Company’s common stock for the periods indicated as reported on the NYSE:

2005	High	Low	Dividends
First Quarter	$42.88	$34.94	$0.12
Second Quarter	$43.90	$36.20	$0.12
Third Quarter	$46.45	$38.15	$0.12
Fourth Quarter	$53.69	$41.45	$0.15

2006	High	Low	Dividends
First Quarter	$59.61	$49.08	$0.15
Second Quarter	$58.09	$38.87	$0.15
Third Quarter	$45.63	$34.20	$0.15
Fourth Quarter	$47.87	$37.09	$0.18

On February 14, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.18 per share of common stock. The dividend will be payable on April 9, 2007, to stockholders of record at the close of business on March 16, 2007. The Company currently expects to continue to pay quarterly cash dividends on its common stock. The declaration and payment of future dividends to holders of its common stock will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements and other factors as the Board of Directors deems relevant.

The information set forth under the caption “Equity Compensation Plan Information” in the Company’s definitive proxy statement for its 2007 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

On September 6, 2006, in connection with a secondary public offering by certain of the Company’s stockholders of approximately 1.6 million shares of common stock, stock options for 325,915 shares were exercised resulting in cash proceeds to the Company of $3.4 million.

Recent Sales of Unregistered Securities

Since January 1, 2006 and through December 31, 2006, the Company has issued the following securities:

The Company has issued 981,164 shares of its common stock with a value of approximately $47.6 million to principals in connection with the acquisition of firms. The Company has also granted principals of its firms 347,621 shares of NFP’s common stock with a value of approximately $15.3 million in connection with contingent consideration and ongoing incentive plans.

Since January 1, 2007 and through February 22, 2007, the Company has issued the following unregistered securities:

The Company has issued or agreed to issue approximately 462,000 shares of its common stock with a value of approximately $20.0 million to principals in connection with the acquisition of firms. The Company has also granted principals of its firms 9,597 shares of NFP’s common stock with a value of approximately $398,000 in connection with contingent consideration and ongoing incentive plans.

The issuances of common stock described above were made in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder, for transactions by an issuer not involving a public offering. The Company did not offer or sell the securities by any form of general solicitation or general advertising, informed each purchaser that the securities had not been registered under the Securities Act and were subject to restrictions on transfer, and made offers only to “accredited investors” within the meaning of Rule 501 of Regulation D and a limited number of sophisticated investors, each of whom the Company believes has the knowledge and experience in financial and business matters to evaluate the merits and risks of an investment in the securities and had access to the kind of information registration would provide.

Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased under the Plans
January 1, 2006–January 31, 2006	10,151	(a)	$52.55	—	—
February 1, 2006–February 28, 2006	749	(b)	54.09	—	—
March 1, 2006–March 31, 2006	1,760	(b)	56.03	—	—
April 1, 2006–April 30, 2006	—		—	—	—
May 1, 2006–May 31, 2006	26,166	(c)	46.82	—	—
June 1, 2006–June 30, 2006	8,766	(c)	44.11	—	—
July 1, 2006–July 31, 2006	—		—	—	—
August 1, 2006–August 31, 2006	—		—	—	—
September 1, 2006–September 30, 2006	5,330	(d)	39.25	—	—
October 1, 2006–October 31, 2006	—		—	—	—
November 1, 2006–November 30, 2006	—		—	—	—
December 1, 2006–December 31, 2006	—		—	—	—

Total	52,922		$47.12	—	—

(a)	10,151 shares were reacquired relating to the restructuring of a transaction. No gain or loss was recorded on this transaction.
(b)	2,509 shares were reacquired to satisfy one full and one partial promissory note. No gain or loss was recorded on these transactions.
(c)	34,932 shares were reacquired relating to the disposition of two firms. A gain of $0.2 million and a loss of $0.2 million were recorded in the Consolidated Statements of Income relating to these two transactions.
(d)	5,330 shares were reacquired relating to the restructuring of a transaction. No gain or loss was recorded on this transaction.

Item 6. Selected Financial Data

You should read the selected consolidated financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and the related notes included elsewhere in this report. The Company derived the following selected financial information as of December 31, 2006 and 2005 and for each of the three years in the period ended December 31, 2006 from the Company’s audited consolidated financial statements and the related notes included elsewhere in this report. The Company derived the selected financial information as of December 31, 2004, 2003 and 2002 and for each of the two years in the period ended December 31, 2003 from the Company’s audited consolidated financial statements and the related notes not included elsewhere in this report.

Although the Company was founded in August 1998, the Company commenced operations on January 1, 1999. In each year since the Company commenced operations, the Company has completed a significant number of acquisitions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Acquisitions.” As a result of the Company’s acquisitions, the results in the periods shown below may not be directly comparable.

	For the years ended December 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share amounts)
Statement of Operations Data:
Revenue:
Commissions and fees	$1,077,113	$891,446	$639,472	$464,426	$348,172
Cost of services(a):
Commissions and fees	348,062	247,810	163,781	111,625	91,848
Operating expenses	311,872	259,859	190,192	150,280	115,286
Management fees	217,934	208,613	145,073	94,372	65,602

Total cost of services (excludes items shown separately below)	877,868	716,282	499,046	356,277	272,736

Gross margin	199,245	175,164	140,426	108,149	75,436
Corporate and other expenses:
General and administrative(a)	51,274	45,763	36,849	26,461	30,542
Amortization	27,984	23,709	19,550	16,461	13,321
Impairment of goodwill and intangible assets	10,745	8,057	4,791	9,932	1,822
Depreciation	9,136	7,815	6,658	4,748	3,106
Loss (gain) on sale of businesses	34	(6,298)	(145)	1,754	339

Total corporate and other expenses	99,173	79,046	67,703	59,356	49,130

Income from operations	100,072	96,118	72,723	48,793	26,306
Interest and other income	8,295	6,426	2,166	1,626	1,862
Interest and other expense	(7,006)	(5,531)	(2,782)	(3,580)	(3,438)

Net interest and other	1,289	895	(616)	(1,954)	(1,576)

Income before income taxes	101,361	97,013	72,107	46,839	24,730
Income tax expense	43,783	40,831	31,965	23,338	13,137

Net income	$57,578	$56,182	$40,142	$23,501	$11,593

Earnings per share—basic	$1.52	$1.57	$1.19	$0.81	$0.45

Earnings per share—diluted	$1.43	$1.48	$1.10	$0.74	$0.40

Weighted average shares outstanding—basic	37,850	35,679	33,688	29,021	25,764

Weighted average shares outstanding—diluted	40,344	38,036	36,640	31,725	28,775

Dividends declared per common share	$0.63	$0.51	$0.42	$0.10	$—

	As of December 31,
	2006		2005		2004		2003		2002
	(in thousands)
Statement of Financial Condition Data:
Cash and cash equivalents	$98,206		$105,761		$83,103		$71,244		$31,814
Intangibles, net	390,252		340,969		273,207		232,665		205,101
Goodwill, net	466,391		357,353		281,212		218,002		184,507
Total assets	1,237,044		1,046,638		826,460		671,555		541,246
Borrowings(b)	83,000		40,000		—		—		39,450
Total stockholders’ equity	774,872		659,685		546,272		465,272		288,099

	For the years ended December 31,
	2006		2005		2004		2003		2002
Other Data (unaudited):
Internal revenue growth(c)	5%		22%		16%		14%		5%
Internal net revenue growth(d)	1%		17%		16%		14%		*
Total NFP-owned firms (at period end)	176		160		144		130		111
Ratio of earnings to combined fixed charges	10.11	x	12.19	x	16.95	x	9.48	x	6.28	x

*	Not Available
(a)	Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” and the SEC Staff Accounting Bulletin No. 107 (collectively “SFAS 123R”) which is a revision of SFAS 123, which superseded APB 25 and amended SFAS No. 95, “Statement of Cash Flows.” The Company adopted the modified prospective transition method provided for under SFAS 123R and, accordingly, has not restated prior year amounts. Under the transition method, compensation expense for 2006 includes compensation expense for all share-based payment awards granted prior to, but not yet vested as of, January 1, 2003, the date of the Company’s adoption of SFAS 123, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Stock-based compensation expense includes an estimate for forfeitures and is recognized over the expected term of the award on a straight-line basis. The Company evaluated the need to record a cumulative effect adjustment related to estimated forfeitures for unvested previously issued awards and the impact was not deemed to be material. The Company measured the fair value for stock options using the Black-Scholes valuation model under SFAS 123 and continued to use this model under SFAS 123R in 2006.

As a result of adopting SFAS 123R the Company recorded, for firm employees, principals and firm activities, a charge to cost of services of $3.2 million for 2006. The Company recorded $6.0 million of such expense for 2006, in corporate and other expenses—general and administrative. Previously all stock-based compensation was included in general and administrative expense as a component of corporate and other expenses. Total stock-based compensation for 2006 was $9.2 million. Total stock-based compensation of $4.5 million in 2005, $1.4 million in 2004, $0.2 million in 2003, and $9.9 million in 2002 is included in corporate and other expenses—general and administrative to conform to the current period presentation.

(b)	The Company’s borrowings are made under a bank line that is structured as a revolving credit facility and is due on August 22, 2011. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Borrowings.”
(c)

As a measure of financial performance, the Company calculates the internal growth rate of the revenue of the Company’s firms. This calculation compares the change in revenue of a comparable group of firms for the same time period in successive years. The Company includes firms in this calculation at the beginning of the first fiscal quarter that begins one year after acquisition by the Company unless a firm has merged with another owned firm or has made a sub-acquisition that represents more than 25% of the base earnings of the acquiring firm. With respect to two owned firms that merge, the combined firm is excluded from the calculation from the time of the merger until the first fiscal quarter that begins one year after acquisition by the Company of the most recently acquired firm participating in the merger. However, if both firms involved in a merger are included in the internal growth rate calculation at the time of the merger, the combined firm continues to be included in the calculation after the merger. With respect to the sub-acquisitions described above, to the extent the sub-acquired firm does not separately report financial statements to NFP, the acquiring firm is excluded from the calculation from the time of the sub-acquisition until the first fiscal quarter beginning one year following the sub-acquisition. Sub-acquisitions that represent less than 25% of the base earnings of the acquiring firms are considered to be internal growth. For further information about sub-acquisitions, see “Business—Operations—Sub-Acquisitions.” With respect to dispositions, the Company includes these firms up to the time of disposition and excludes these firms for all periods after the disposition. The calculation is adjusted for intercompany transactions for all periods after December 31, 2005. Management believes that the intercompany adjustments made to the internal revenue growth rate for periods after December 31, 2005 does not significantly impact its comparability with prior year periods.

(d)	The growth of revenue less commissions and fees as a component of cost of services of firms included in the internal revenue growth calculation, as defined above.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and the related notes included elsewhere in this report. In addition to historical information, this discussion includes forward-looking information that involves risks and assumptions which could cause actual results to differ materially from management’s expectations. See “Forward-Looking Statements” included elsewhere in this report.

Executive Overview

The Company is a leading independent distributor of financial services products primarily to high net worth individuals and growing entrepreneurial companies. Founded in 1998, and commencing operations on January 1, 1999, the Company has grown internally and through acquisitions and, as of December 31, 2006, operates a national distribution network with over 175 owned firms. The Company acquired 23, 26 and 19 firms in 2006, 2005, and 2004, respectively. The Company’s operating results have improved from net income of $11.6 million in 2002 to net income of $57.6 million in 2006. As a result of new acquisitions and the growth of previously acquired firms, total revenue has grown from $348.2 million in 2002 to nearly $1.1 billion of revenue in 2006, a compound annual growth rate of over 33.3%.

The Company’s firms earn revenue that consists primarily of commissions and fees earned from the sale of financial products and services to their clients and incur commissions and fees expense and operating expense in the course of earning revenue. The Company pays management fees to non-employee principals of its firms based on the financial performance of each respective firm. The Company refers to revenue earned by the Company’s firms minus the expenses of its firms, including management fees, as gross margin. The Company excludes amortization and depreciation from gross margin. These amounts are included in amounts disclosed separately as part of “Corporate and other expenses.” Management uses gross margin as a measure of the performance of the firms that the Company has acquired. Through acquisitions and internal growth, gross margin has grown from $75.4 million in 2002 to $199.2 million in 2006.

The Company’s gross margin is offset by expenses that it incurs at the corporate level, including corporate and other expenses. Corporate and other expenses have grown from $49.1 million in 2002 to $99.1 million in 2006. Corporate and other expenses include general and administrative expenses, which are the operating expenses of NFP’s corporate headquarters and a portion of stock-based compensation. General and administrative expenses have grown from $30.6 million in 2002 to $51.3 million in 2006. General and administrative expenses as a percent of revenue declined from 8.8% in 2002 to 4.8% in 2006.

Many external factors affect the Company’s revenue and profitability, including economic and market conditions, legislative and regulatory developments and competition. Because many of these factors are unpredictable and generally beyond the Company’s control, the Company’s revenue and earnings may fluctuate from year to year and quarter to quarter. In 2005, the Company’s revenue and net income, particularly in the fourth quarter of 2005, benefited from strong sales of financed life insurance products. Management believes that sales of financed life insurance products diminished in 2006 which was a significant component in the decline in sales growth from prior periods.

Acquisitions

Under NFP’s typical acquisition structure, the Company acquires 100% of the equity of independent financial services products distribution businesses on terms that are relatively standard across its acquisitions. To determine the Company’s acquisition price, NFP management first estimates the annual operating cash flow of the business to be acquired based on current levels of revenue and expense. For this purpose, the Company defines operating cash flow as cash revenue of the business less cash and non-cash expenses, other than amortization, depreciation and compensation to the business’s owners or individuals who subsequently become principals. The Company refers to this estimated annual operating cash flow as “target earnings.” The

Company’s acquisition price is a multiple (generally in a range of five to six times) of a portion of the target earnings, which the Company refers to as “base earnings.” Base earnings averaged 48% of target earnings for all firms owned at December 31, 2006. In determining base earnings, management focuses on the recurring revenue of the business. Recurring revenue refers to revenue from sales previously made (such as renewal commissions on insurance products, commissions and administrative fees for ongoing benefit plans and mutual fund trail commissions) and fees for assets under management.

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

Substantially all of the Company’s acquisitions have been paid for with a combination of cash and NFP’s common stock, valued at its then fair market value. The Company requires its principals to take typically at least 30% of the total acquisition price in NFP common stock; however, through December 31, 2006, principals have taken on average approximately 40.0% of the total acquisition price in NFP’s common stock. The following table shows acquisition activity (including sub-acquisitions) in the following periods:

	For the years ended December 31,
	2006	2005	2004
	(in thousands, except number of acquisitions closed)
Number of acquisitions closed	23	26	19
Consideration:
Cash	$97,351	$110,552	$63,027
Common stock	47,559	46,089	35,595
Other(a)	470	5,632	558

	$145,380	$162,273	$99,180

(a)	Consists principally of the assumption of debt and capitalized acquisition costs.

Although management believes that the Company will continue to have opportunities to complete a similar number of acquisitions as NFP has in the past, there can be no assurance that NFP will be successful in identifying and completing acquisitions: See “Risk Factors—Risks Relating to the Company—the Company may be unsuccessful in acquiring suitable acquisition candidates, which could adversely affect its growth.” Any change in the Company’s financial condition or in the environment of the markets in which NFP operates could impact its ability to source and complete acquisitions.

Revenue

The Company generates revenue primarily from the following sources:

•	Life insurance commissions and estate planning fees. Insurance and annuity commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. First-year commissions are calculated as a percentage of the first twelve months’ premium on the policy and earned in the year that the policy is originated. In many cases, the Company’s firms receive renewal commissions for a period following the first year. Some of the Company’s firms receive fees for the settlement of life insurance policies. These fees are generally based on a percentage of the settlement proceeds. The Company’s firms also earn fees for developing estate plans. Revenue from life insurance activities also include amounts received by the Company’s life brokerage entities, including its life settlements brokerage entity, that assist non-affiliated producers with the placement and sale of life insurance.

•

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

Some of the Company’s firms also earn additional compensation in the form of incentive and marketing support revenue from manufacturers of financial services products, based on the volume, persistency and profitability of business generated by the Company from these three sources. These forms of payments are earned both with respect to sales by the Company’s owned firms and sales by NFP’s affiliated third-party distributors.

NFPSI, the Company’s registered broker-dealer and investment adviser, also earns commissions and fees on the transactions effected through it. Most principals of the Company’s firms, as well as many of its affiliated third-party distributors, conduct securities or investment advisory business through NFPSI. Incidental to the corporate and executive benefits services provided to their customers, some of the Company’s firms offer property and casualty insurance brokerage and advisory services. The Company believes these services complement the corporate and executive benefits services provided to the Company’s clients. NFP earns commissions and fees in connection with these services.

Although the Company’s operating history is limited, the Company believes that its firms earn approximately 65% to 70% of their revenue in the first three quarters of the year and approximately 30% to 35% of their revenue in the fourth quarter.

Expenses

The following table sets forth certain expenses as a percentage of revenue for the periods indicated:

	For the years ended December 31,
	2006	2005	2004
Total revenue	100.0%	100.0%	100.0%
Cost of services:
Commissions and fees	32.3%	27.8%	25.6%
Operating expenses	29.0	29.2	29.7
Management fees	20.2	23.4	22.7

Total cost of services (excludes items shown separately below)	81.5%	80.4%	78.0%

Gross margin	18.5%	19.6%	22.0%
Corporate and other expenses:
General and administrative	4.8%	5.1%	5.7%
Amortization	2.6	2.7	3.0
Depreciation	0.8	0.9	1.1
Impairment of goodwill and intangible asset	1.0	0.9	0.8
Loss (gain) on sale of businesses	0.0	(0.7)	—

Total corporate and other expenses	9.2%	8.9%	10.6%

Cost of services

Commissions and fees. Commissions and fees are typically paid to third party producers, who are producers that are affiliated with NFP’s firms. Commissions and fees are also paid to non-affiliated producers who utilize the services of one or more of the Company’s life brokerage entities including the Company’s life settlements brokerage entity. Commissions and fees are also paid to non-affiliated producers who provide referrals and specific product expertise to NFP firms. When business is generated solely by a principal, no commission expense is incurred because principals are only paid from a share of the cash flow of the acquired firm through management fees. However, when income is generated by a third party producer, the producer is generally paid a portion of the commission income, which is reflected as commission expense of the acquired firm. In addition, NFPSI pays commissions to members of the marketing organizations that transact business through NFPSI.

Operating expenses. The Company’s firms incur operating expenses related to maintaining individual offices, including compensating producing and non-producing staff. Firm operating expenses also include the expenses of NFPSI and NFPISI, two subsidiaries that serve the Company’s acquired firms and through which the Company’s acquired firms and its third-party distributors who are members of its marketing organizations access insurance and financial services products and manufacturers. With the adoption of SFAS 123R the Company now records share-based payments related to firm employees and firm activities to operating expenses as a component of cost of services. Previously all share-based expense components for year end periods prior to December 31, 2006 were recorded under Corporate and other expenses – general and administrative expense.

Management fees. The Company pays management fees to the principals of its firms and/or certain entities they own based on the financial performance of the firms they manage. The Company typically pays a portion of the management fees monthly in advance. Once the Company receives cumulative preferred earnings (base earnings) from a firm, the principals and/or an entity the principals own will earn management fees equal to earnings above base earnings up to target earnings. An additional management fee is paid in respect of earnings in excess of target earnings based on the ratio of base earnings to target earnings. For example, if base earnings equal 40% of target earnings, the Company receives 40% of earnings in excess of target earnings and the principal and/or the entity receives 60%. A majority of the Company’s acquisitions have been completed with a ratio of base earnings to target earnings of 50%. Management fees also include an accrual for certain performance-based incentive amounts payable under the Company’s ongoing incentive plan. Incentive amounts are paid in a combination of cash and the Company’s common stock. For firms that began their incentive period prior to January 1, 2005, the principal could elect from 0% to 100% to be paid in the Company’s common stock.

In addition to the incentive award, the Company pays an additional cash incentive equal to 50% of the incentive award elected to be received in the Company’s stock. This election is made subsequent to the completion of the incentive period. No accrual is made for these additional cash incentives until the related election is made. However, for firms beginning their incentive period on or after January 1, 2005 (with the exception of Highland firms), the principal is required to take a minimum of 30% (maximum 50%) of the incentive award in common stock. The Company accrues on a current basis for these firms the additional cash incentive (50% of the stock portion of the award) based upon the principal’s election of the minimum percentage required to be received in company stock. The ratio of management fees to gross margin before management fees is dependent on the percentage of total earnings of the Company’s firms capitalized by the Company, the performance of the Company’s firms relative to base earnings and target earnings, the growth of earnings of the Company’s firms in the periods after their first three years following acquisition and the earnings of NFPISI, NFPSI and earnings of a small number of firms without a principal, from which no management fees are paid. Due to the Company’s cumulative preferred position, if a firm produces earnings below target earnings in a given year, the Company’s share of the firm’s total earnings would be higher for that year. If a firm produces earnings at or above target earnings, the Company’s share of the firm’s total earnings would be equal to the percentage of the earnings capitalized by the Company in the initial transaction, less any percentage due to additional management fees earned under ongoing incentive plans. With the adoption of SFAS 123R, effective January 1, 2006, the Company now records share-based payments related to principals in management fees which are included as a component of cost of services. Previously, all shared-based expense components for year end periods prior to December 31, 2006 were recorded under Corporate and other expenses–general and administrative expense.

The following table summarizes the results of operations of NFP’s firms for the periods presented and shows management fees as a percentage of gross margin before management fees:

	For the years ended December 31,
	2006	2005	2004
	(in thousands)
Revenue:
Commissions and fees	$1,077,113	$891,446	$639,472
Cost of services(1):
Commissions and fees	348,062	247,810	163,781
Operating expenses	311,872	259,859	190,192

Gross margin before management fees	417,179	383,777	285,499
Management fees	217,934	208,613	145,073

Gross margin	$199,245	$175,164	$140,426
Gross margin as a percentage of total revenue	18.5%	19.6%	22.0%
Gross margin before management fees as percentage of total revenue	38.7%	43.1%	44.6%
Management fees, as a percentage of gross margin before management fees	52.2%	54.4%	50.8%

(1)	Excludes amortization and depreciation, which are shown separately as part of Corporate and other expenses.

Corporate and other expenses

General and administrative. At the corporate level, the Company incurs general and administrative expense related to the acquisition and administration of its firms. General and administrative expense includes both cash and stock-based compensation, occupancy, professional fees, travel and entertainment, technology, telecommunication, advertising and marketing, internal audit and certain corporate compliance costs. Prior to the adoption of SFAS 123R on January 1, 2006, all stock-based compensation was included in general and administrative expense. Effective January 1, 2006, all stock-based compensation related to firm employees, principals or firm activities has been included in cost of services. Stock-based compensation related to firm employees and firm activities issued prior to the adoption of SFAS 123R totaled approximately $3.2 million, $1.1 million, and $0.2 million for the full year 2006, 2005 and 2004 respectively. Total stock-based compensation for 2006 was $9.2 million. Total stock-based compensation of $4.5 million in 2005 and $1.4 million in 2004 is included in corporate and other expenses-general and administrative.

Amortization. The Company incurs amortization expense related to the amortization of certain identifiable intangible assets.

Depreciation. The Company incurs depreciation expense related to capital assets, such as investments in technology, office furniture and equipment as well as amortization for its leasehold improvements. Depreciation expense related to the Company’s firms as well as the Company’s corporate office is recorded within this line item.

Impairment of goodwill and intangible assets. The firms the Company acquires may not continue to positively perform after the acquisition for various reasons, including legislative or regulatory changes that affect the products in which a firm specializes, the loss of key clients after the acquisition closed, general economic factors that impact a firm in a direct way, the cultural incompatibility of an acquired firms management team with the Company and the death or disability of significant principals. In such situations, the Company may take impairment charges in accordance with SFAS No. 142 and SFAS No. 144 and reduce the carrying cost of acquired identifiable intangible assets (including book of business, management contracts, institutional customer relationships and tradename) and goodwill to their respective fair values. Management reviews and evaluates the financial and operating results of the Company’s acquired firms on a firm-by-firm basis throughout the year to assess the recoverability of goodwill and other intangible assets associated with these firms. In assessing the recoverability of goodwill and other intangible assets, management uses historical trends and makes projections regarding the estimated future cash flows and other factors to determine the recoverably of the respective assets. If a firm’s goodwill and other intangible assets do not meet the recoverability test, the firm’s carrying value will be compared to its estimated fair value. The fair value is based upon the amount at which the acquired firm could be bought or sold in a current transaction between the Company and the principals and/or the present value of the assets’ future cash flows. The intangible assets associated with a particular firm may be impaired when the firm has experienced a significant deterioration in its business indicated by an inability to produce at the level of base earnings for a period of four consecutive quarters and when the firm does not appear likely to improve its operating results or cash flows in the foreseeable future. Management believes that this is an appropriate time period to evaluate firm performance given the seasonal nature of many firms’ activities.

Loss (gain) on sale of businesses. From time to time, the Company has disposed of acquired firms or certain assets of acquired firms. In these dispositions, the Company may realize a gain or loss on the sale of acquired firms or certain assets of acquired firms.

Results of Operations

Through acquisitions and internal growth, the Company has achieved revenue growth of 21%, 39%, and 38% in the years ended December 31, 2006, 2005 and 2004, respectively. This growth was driven by the Company’s acquisitions and internal growth in the revenue of its acquired firms, augmented by the growth of NFPISI and NFPSI. In 2006, 2005 and 2004, the Company’s firms had an internal revenue growth rate of 5%, 22% and 16%, respectively.

As a measure of financial performance, the Company calculates the internal growth rate of the revenue of the Company’s firms. This calculation compares the change in revenue of a comparable group of firms for the same time period in successive years. The Company includes firms in this calculation at the beginning of the first fiscal quarter that begins one year after acquisition by the Company unless a firm has merged with another owned firm or has made a sub-acquisition that represents more than 25% of the base earnings of the acquiring firm. With respect to two owned firms that merge, the combined firm is excluded from the calculation from the time of the merger until the first fiscal quarter that begins one year after acquisition by the Company of the most recently acquired firm participating in the merger. However, if both firms involved in a merger are included in the internal growth rate calculation at the time of the merger, the combined firm continues to be included in the calculation after the merger. With respect to the sub-acquisitions described above, to the extent the sub-acquired firm does not separately report financial statements to NFP, the acquiring firm is excluded from the calculation from the time of the sub-acquisition until the first fiscal quarter beginning one year following the sub-acquisition. Sub-acquisitions that represent less than 25% of the base earnings of the acquiring firms are considered to be internal growth. For further information about sub-acquisitions, see “Business—Operations—Sub-Acquisitions.” With respect to dispositions, the Company includes these firms up to the time of disposition and excludes these firms for all periods after the disposition. The calculation is adjusted for intercompany transactions for all periods after December 31, 2005. Management believes that the intercompany adjustments made to the internal revenue growth rate for periods after December 31, 2005 does not significantly impact its comparability with prior year periods.

The Company’s management also monitors acquired firm revenue, commissions and fees expense and operating expense from new acquisitions as compared with existing firms. For this purpose, a firm is considered to be a new acquisition for the twelve months following the acquisition. After the first twelve months, a firm is considered to be an existing firm. Within any reported period, a firm may be considered to be a new acquisition for part of the period and an existing firm for the remainder of the period. Additionally, NFPSI and NFPISI are considered to be existing firms. A sub-acquisition involves the acquisition by one of NFP's firms of a business that is too small to qualify for a direct acquisition by NFP or where the individual running the business wishes to exit immediately or soon after the acquisition, prefers to partner with an existing principal or does not wish to be a principal. The acquisition multiple paid for sub-acquisitions is typically lower than the multiple paid for a direct acquisition by NFP. Sub-acquisitions that do not separately report their results are considered to be part of the firm making the acquisition, and the results of firms disposed of are included in the calculations. The results of operations discussions set forth below include analysis of the relevant line items on this basis.

Year ended December 31, 2006 compared with the year ended December 31, 2005

The following table provides a comparison of the Company’s revenue and expenses for the periods presented.

	For the years ended December 31,
	2006	2005	$ Change	% Change
	(in millions)
Statement of Income Data:
Revenue:
Commissions and fees	$1,077.1	$891.4	$185.7	20.8%
Cost of services:
Commissions and fees	348.1	247.8	100.3	40.5
Operating expenses	311.9	259.9	52.0	20.0
Management fees	217.9	208.6	9.3	4.5

Total cost of services (excludes items shown separately below)	877.9	716.3	161.6	22.6

Gross margin	199.2	175.1	24.1	13.8
Corporate and other expenses:
General and administrative	51.3	45.7	5.6	12.3
Amortization	28.0	23.7	4.3	18.1
Depreciation	9.1	7.8	1.3	16.7
Impairment of goodwill and intangible assets	10.7	8.1	2.6	32.1
Loss (gain) on sale of businesses	—	(6.3)	6.3	(100.0)

Total corporate and other expenses	99.1	79.0	20.1	25.4

Income from operations	100.1	96.1	4.0	4.2
Interest and other income	8.3	6.4	1.9	29.7
Interest and other expense	(7.0)	(5.5)	(1.5)	27.3

Net interest and other	1.3	0.9	0.4	44.4

Income before income taxes	101.4	97.0	4.4	4.5
Income tax expense	43.8	40.8	3.0	7.4

Net income	$57.6	$56.2	$1.4	2.5%

Summary

Net income. Net income increased $1.4 million, or 2.5%, to $57.6 million in 2006 compared with $56.2 million in 2005. The growth in net income was driven by a 20.8% increase in revenue, principally from new acquisitions, which were largely offset by increased commissions and fees and increased firm operating expenses.

Revenue

Commissions and fees. Commissions and fees increased $185.7 million, or 20.8%, to $1,077.1 million in 2006 from $891.4 million in 2006. The Company’s revenue growth was derived from both internal growth at existing firms and the acquisition of new firms. Commissions and fees generated from existing firms totaled $975.7 million in 2006, an increase of $84.2 million or 9.4% over the prior year’s total revenue. Revenue growth at NFPISI and NFPSI contributed more than $57.4 million or 68% of the total revenue growth from existing firms in 2006. Revenue growth was constrained during the latter half of 2006 due to reduced sales of premium finance insurance products which had fueled revenue growth in the second half of 2005. New firms contributed $101.4 million to revenue in 2006.

Cost of services

Commissions and fees. Commissions and fees expense increased $100.3 million, or 40.5%, to $348.1 million in 2006 from $247.8 million in 2005. Commissions and fees expense from existing firms increased $71.0 million, to $318.8 million in 2006 from $247.8 million in 2005. Commissions and fees expense from new firms in 2006 totaled $29.2 million. As a percentage of revenue, commissions and fees expense increased to 32.3% in 2006 from 27.8% in 2005. The increase in commissions and fees expense was primarily due to increased production with third party producers and other non-affiliated firms and higher payouts in wholesale entities. In addition, there was an increase in the mix of revenue generated through wholesale operations which have higher payouts.

Operating expenses. Operating expenses increased $52.0 million, or 20.0%, to $311.9 million in 2006 compared with $259.9 million in 2005. As a percentage of revenue, operating expenses declined to 29.0% in 2006 from 29.2% in 2005. Operating expenses from existing firms were approximately $282.0 million in 2006, an increase of $22.2 million, or 8.5%, from $259.9 million in 2005. Effective January 1, 2006, and in connection with the adoption of SFAS 123R, stock-based compensation to firm employees and related to firm activities have been included in cost of services. In 2006, stock-based compensation of $2.7 million was expensed as part of operating expenses. There was no stock-based compensation included in cost of services in 2005. Operating expenses from new acquisitions were approximately $29.8 million in 2006.

Management fees. Management fees increased $9.3 million, or 4.5%, to $217.9 million in 2006 compared with $208.6 million in 2005. The increase in management fee expenses is due to increased earnings at acquired firms. Management fees as a percentage of revenue decreased to 20.2% in 2006 from 23.4% in 2005. Management fees were 52.2% of gross margin before management fees in 2006 compared with 54.4% in 2005. The decrease in management fees, as a percentage of both revenues and gross margin before management fees, results from higher earnings at NFPISI and NFPSI for which no management fee expense is incurred and additional management fees of $6.1 million incurred in 2005 due to the transition to a single methodology for both calculating and paying management fees partially offset by increased accruals for ongoing incentive plans in 2006. The accrual for ongoing incentive plans was $17.0 million in 2006 as compared to $13.6 million in 2005.

Gross margin. Gross margin increased $24.1 million, or 13.8%, to $199.2 million in 2006 compared with $175.1 million in 2005. As a percentage of revenue, gross margin declined to 18.5% in 2006 compared with 19.6% in 2005 as increased commissions and fees payouts more than offset the decrease in management fee expense as a percentage of revenue and the benefits of scale gained in firm operating expense.

Corporate and other expenses

General and administrative. General and administrative expenses increased $5.6 million, or 12.3%, to $51.3 million in 2006 compared with $45.7 million in 2005. Included in general and administrative expenses in 2006 and 2005 was $6.0 million and $4.5 million of equity compensation expense, respectively, which accounted for $1.5 million of the total increase. The remaining increase of $4.1 million is due to higher compensation and other personnel costs, which rose $6.1 million and were related to planned increases in the corporate infrastructure to support internal growth and acquisitions partially offset by a decline of $2.0 million net, principally related to legal matters associated with industry related regulatory issues. Effective January 1, 2006, and in connection with the adoption of SFAS 123R, stock-based compensation of firm employees and for firm activities have been included in cost of services. In 2006, stock-based compensation of $3.2 million was expensed as part of cost of services.

Amortization. Amortization increased $4.3 million, or 18.1%, to $28.0 million in 2006 compared with $23.7 million in 2005. Amortization expense increased as a result of a 17.7% increase in amortizing intangible assets resulting primarily from new acquisitions. As a percentage of revenue, amortization was 2.6% in 2006 compared with 2.7% in 2005.

Depreciation. Depreciation expense increased $1.3 million, or 16.7%, to $9.1 million in 2006 compared with $7.8 million in 2005. The increase in depreciation resulted from an increase in the number of owned firms and capital expenditures at the Company’s existing firms and at the corporate office. As a percentage of revenue, depreciation expense was 0.8% in 2006 and 0.9% in 2005. Depreciation expense attributable to firm operations totaled $5.5 million and $5.3 million in 2006 and 2005, respectively, which has not been included in “Cost of services.”

Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets increased $2.6 million, to $10.7 million in 2006 compared with $8.1 million in 2005. The impairments were related to six firms in 2006 and eight firms in 2005 and resulted in a reduction of the carrying value of the identifiable intangible assets and goodwill associated with these firms to their fair value. As a percentage of revenue, impairment of goodwill and intangible assets was 1.0% in 2006 compared with 0.9% in 2005.

Loss (gain) on sale of businesses. Loss (gain) on sale of businesses decreased $6.3 million to a loss of less than $0.1 million in 2006 compared with a gain of $6.3 million in 2005. The loss (gain) on sale resulted from the disposal of four subsidiaries in 2006 and the disposal of four subsidiaries and from the sale of assets in 2005.

Interest and other income. Interest and other income increased $1.9 million, to $8.3 million in 2006 compared with $6.4 million in 2005. The increase was largely due to a $3.7 million increase in interest income in 2006 offset by the $2.3 million in key person life insurance net proceeds received in 2005. The increase in interest income is attributable to a 17% increase in average cash balances in 2006 as compared to 2005 and a 200 basis point increase in the weighted average yield earned on those cash balances. The increase in cash balances result from the increased revenue and cash flow in the business while the increased return was due to both the increased interest rate environment and improved cash management.

Interest and other expense. Interest and other expense increased $1.5 million, or 27.3%, to $7.0 million in 2006 compared with $5.5 million in 2005. The increase was principally comprised of higher interest expense resulting from increased average borrowings for acquisitions and an increased interest rate environment (see “—Liquidity and Capital Resources”).

Income tax expense

Income tax expense. The effective tax rate was 43.2% in 2006 compared with 42.1% in 2005. The effective tax rate differs from the provision calculated at the federal statutory rate primarily because of certain expenses that are not deductible for tax purposes, as well as the effects of state and local taxes. The effective tax rate rose in 2006 resulting largely from higher nondeductible expenses related to impairments and the absence of non-taxable key person life insurance proceeds received in 2005.

Year ended December 31, 2005 compared with the year ended December 31, 2004

The following table provides a comparison of the Company’s revenue and expenses for the periods presented.

	For the years ended December 31,
	2005	2004	$ Change	% Change
	(in millions)
Statement of Income Data:
Revenue:
Commissions and fees	$891.4	$639.5	$251.9	39.4%
Cost of services:
Commissions and fees	247.8	163.8	84.0	51.3
Operating expenses	259.9	190.2	69.7	36.6
Management fees	208.6	145.1	63.5	43.8

Total cost of services (excludes items shown separately below)	716.3	499.1	217.2	43.5

Gross margin	175.1	140.4	34.7	24.7
Corporate and other expenses:
General and administrative	45.7	36.8	8.9	24.2
Amortization	23.7	19.5	4.2	21.5
Depreciation	7.8	6.7	1.1	16.4
Impairment of goodwill and intangible assets	8.1	4.8	3.3	68.8
Gain on sale of businesses	(6.3)	(0.1)	(6.2)	NM

Total corporate and other expenses	79.0	67.7	11.3	16.7

Income from operations	96.1	72.7	23.4	32.2
Interest and other income	6.4	2.2	4.2	NM
Interest and other expense	(5.5)	(2.8)	(2.7)	96.4

Net interest and other	0.9	(0.6)	1.5	NM

Income before income taxes	97.0	72.1	24.9	34.5
Income tax expense	40.8	32.0	8.8	27.5

Net income	$56.2	$40.1	$16.1	40.1%

NM indicates not meaningful.

Summary

Net income. Net income increased $16.1 million, or 40.1%, to $56.2 million in 2005 compared with $40.1 million in 2004. The increase in 2005 was primarily a result of the continued growth of existing firms, the acquisition of new firms (both terms as previously defined) and a decrease in the estimated effective tax rate to 42.1% in 2005 from 44.4% in 2004.

Revenue

Commissions and fees. Commissions and fees increased $251.9 million, or 39.4%, to $891.4 million in 2005 from $639.5 million in 2004. The Company’s revenue growth was derived from both internal growth at existing firms and the acquisition of new firms. Commissions and fees generated from existing firms totaled $770.4 million in 2005, an increase of $130.9 million over the prior year’s total revenue. Commissions and fees from existing firms benefited in part from strong sales of financed life insurance products. Commissions and fees totaled $104.1 million for firms acquired in 2005, including $71.0 million from the acquisition of Highland which was acquired effective April 1, 2005.

Cost of services

Commissions and fees. Commissions and fees expense increased $84.0 million, or 51.3%, to $247.8 million in 2005 from $163.8 million in 2004. Commissions and fees expense from existing firms increased $81.7 million, to $217.1 million in 2005 from $135.4 million in 2004. Commissions and fees expense from firms acquired in 2005 totaled $26.0 million. As a percentage of revenue, commissions and fees expense increased to 27.8% in 2005 from 25.6% in 2004. An increase in commission payouts at several of the Company’s wholesale entities resulted in higher commission expense as a percentage of revenue as well as an increase in the percentage of revenue from wholesale entities which tend to have higher commission payout rates.

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

Management fees. Management fees increased $63.5 million, or 43.8%, to $208.6 million in 2005 compared with $145.1 million in 2004. Management fees as a percentage of revenue increased to 23.4% in 2005 from 22.7% in 2004. The increase in management fees resulted from higher earnings at acquired firms. The increase in management fees as a percentage of revenue is due to significantly higher earnings at certain of the Company’s acquired firms, incentive accruals and an additional management fee expense of $6.1 million. During the fourth quarter of 2005 the Company determined it was appropriate as part of its efforts to enhance controls over this significant expense item to transition to a single methodology for both calculating and paying management fees. As part of this transition process, additional balances became due to principals which resulted in further expense. Additionally, a higher percentage of the Company’s earnings in 2005 were earned by firms in which the principals have a greater economic interest, compared with 2004. This resulted in a greater proportion of management fees being accrued in 2005 than in the prior period. Further, management fees included an accrual of $13.6 million for ongoing incentive plans in 2005 compared with $9.3 million in 2004, primarily reflecting growth at firms who are in their incentive cycle. Partially offsetting this increase were higher earnings at NFPISI and NFPSI, for which no management fee expense was incurred.

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

Corporate and other expenses

General and administrative. General and administrative expenses increased $8.9 million, or 24.2%, to $45.7 million in 2005 compared with $36.8 million in 2004. The increase resulted primarily from $4.0 million of expenses related to the Company’s internal review of its insurance operations coupled with an increase in compensation and related costs, including compensation of $5.8 million principally due to planned increases in the corporate infrastructure to support acquisitions and internal growth, partially offset by lower cost related to the implementation of Sarbanes-Oxley. The increase in compensation of $5.8 million includes a $3.1 million increase in stock-based compensation which was principally due to new awards granted during the fourth quarters of 2004 and 2005. As a percentage of revenue, general and administrative expense declined to 5.1% in 2005 compared with 5.7% in 2004, as the Company continues to benefit from the absorption of corporate expenses over an expanding revenue base.

Amortization. Amortization increased $4.2 million, or 21.5%, to $23.7 million in 2005 compared with $19.5 million in 2004. Amortization expense increased as a result of a 20.7% increase in amortizing intangible assets resulting primarily from new acquisitions. As a percentage of revenue, amortization was 2.7% in 2005 compared with 3.0% in 2004.

Depreciation. Depreciation expense increased $1.1 million, or 16.4%, to $7.8 million in 2005 compared with $6.7 million in 2004. The increase in depreciation resulted from an increase in the number of owned firms, capital expenditures at the Company’s existing firms and at the corporate office. As a percentage of revenue, depreciation expense was 0.9% in 2005 and 1.1% in 2004. Depreciation expense attributable to firm operations totaled $5.3 million and $5.1 million in 2005 and 2004, respectively, which has not been included in “Cost of services.”

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

Interest and other income. Interest and other income increased $4.2 million, to $6.4 million in 2005 compared with $2.2 million in 2004. The increase was primarily attributable to a $2.3 million net contribution related to benefits received under the Company’s key person life insurance program. It is the Company’s practice to maintain key person life insurance on NFP principals during the initial term of their management contracts and on a selective basis subsequent thereto.

Interest and other expense. Interest and other expense increased $2.7 million, or 96.4%, to $5.5 million in 2005 compared with $2.8 million in 2004. The increase was principally comprised of higher interest expense resulting from increased average borrowings for acquisitions (see “—Liquidity and Capital Resources”).

Income tax expense

Income tax expense. The effective tax rate was 42.1% in 2005 compared with 44.4% in 2004. The effective tax rate differs from the provision calculated at the federal statutory rate primarily because of certain expenses that are not deductible for tax purposes, as well as the effects of state and local taxes. The effective tax rate declined in 2005 principally as a result of the proportional increase in pretax income relative to nondeductible expenses, the tax benefit related to the key person life insurance proceeds and the reduction in adjustments to deferred tax assets and liabilities partially offset by taxable income resulting from the restructuring of certain management contracts.

The 2004 effective tax rate included $2.9 million of adjustments to deferred tax assets and liabilities, of which $1.1 million related to purchase accounting adjustments and partnership earnings from the period 1999 through 2001.

Liquidity and Capital Resources

The Company, a leading independent distributor of financial services products, has grown to over 175 owned firms through a unique acquisition and operational structure. The Company has, since its initial public offering in September 2003, supported its acquisition and growth strategy through cash flows generated from operations and borrowings under its bank credit facility. The performance of its acquired businesses is largely reflected in cash flows from operating activities. Investing activities also include capital expenditures, largely to support the corporate technology infrastructure and those acquired firms engaged in providing third party administration services or platforms. Financing activities reflect the use of available credit facilities, capital transactions and dividends returned to shareholders. The Company’s cash requirements are principally impacted by the timing of the Company’s acquisitions and the Company uses its bank credit facility to provide for the excess cash needs, which typically occurs earlier in the fiscal year. As acquisitions slow in the latter part of the fiscal year, the Company’s cash flow from operations are used to reduce outstanding borrowings. The Company expects this pattern of cash usage to continue in 2007.

A summary of the changes in cash and cash equivalents is as follows (in thousands):

	For the years ended December 31,
	2006	2005	2004
Cash flows provided by (used in):
Operating activities	$81,923	$87,223	$86,111
Investing activities	(120,341)	(113,089)	(70,878)
Financing activities	30,863	48,524	(3,374)

Net (decrease) increase	(7,555)	22,658	11,859
Cash and cash equivalents—beginning of period	105,761	83,103	71,244

Cash and cash equivalents—end of period	$98,206	$105,761	$83,103

Cash and cash equivalents at December 31, 2006 declined by $7.6 million from the prior year end principally due to a decrease in cash flows provided by financing activities as fewer stock-based awards were exercised and dividends to shareholders increased. Cash flows provided by operations and used in investing activities were comparable to the prior year. Cash and cash equivalents at December 31, 2005 had increased $22.7 million from December 31, 2004 as the increased cash flows used in investing activities, principally acquisitions, were supported by increased cash flows from financing activities, including borrowings under the Company’s bank credit facility and proceeds received from the exercise of stock-based awards. At December 31, 2004 cash and cash equivalents increased $11.9 million from the prior year end.

During 2006, cash provided by operating activities was $81.9 million resulting primarily from net income and non-cash charges and an increase in accounts payable. The increase was partially offset by an increase in commissions, fees and premiums receivable, net, and a decrease in amounts due to principals and/or certain entities they own due to lower firm earnings in the fourth quarter compared to the prior period. During 2005, cash provided by operating activities was $87.2 million resulting primarily from net income and an increase in due to principals and/or certain entities they own, accounts payable and accrued liabilities. The increase was partially offset by an increase in commissions, fees and premiums receivable, net, notes receivables, net non-current and other non-current assets. During 2004, cash provided by operating activities was $86.1 million resulting primarily from net income and an increase in premiums payable to insurance carriers, due to principals and/or certain entities they own and accrued liabilities. The increase was partially offset by an increase in cash, cash equivalents and securities purchased under resale agreements in premium trust accounts, commissions, fees and premiums receivable, net, and other current assets.

During 2006, 2005 and 2004, cash used in investing activities was $120.3 million, $113.1 million, and $70.9 million, respectively, in each case principally for the acquisition of firms and property and equipment. During 2006, 2005 and 2004, the Company used $112.1 million, $113.1 million, and $60.2 million, respectively, in payments for acquired firms, net of cash acquired, and contingent consideration. In each period, payments for acquired firms represented the largest use of cash in investing activities.

During 2006, 2005 and 2004, cash provided by (used in) financing activities was $30.9 million, $48.5 million, and $(3.4) million, respectively. During 2006, cash provided by financing activities was primarily the result of net borrowings under the Company’s line of credit of $43.0 million and cash proceeds received from the exercise of stock options, including tax benefit of $10.4 million, offset by approximately $22.6 million in dividend payments. During 2005, cash provided by financing activities was primarily the result of net borrowings under the Company’s line of credit of $40.0 million and cash proceeds received from the exercise of stock options, including tax benefit, of $25.4 million offset by approximately $17.0 million in dividend payments. In 2004, cash used in financing activities was largely the result of $13.3 million of common stock dividends paid offset by $8.0 million of cash proceeds from the exercise of stock options, including tax benefit.

Some of the Company’s firms maintain premium trust accounts, which represent payments collected from insureds on behalf of carriers. Funds held in these accounts are invested in cash, cash equivalents and securities purchased under resale agreements (overnight). At December 31, 2006, the Company had cash, cash equivalents and securities purchased under resale agreements in premium trust accounts of $57.4 million, an increase of $5.0 million from the balance of $52.4 million at December 31, 2005. At December 31, 2005, the Company had cash, cash equivalents and securities purchased under resale agreements in premium trust accounts of $52.4 million, a decrease of $1.3 million from the balance of $53.7 million at December 31, 2004. Changes in these accounts are the result of timing of payments collected from insureds on behalf of insurance carriers.

Management believes that the Company’s existing cash, cash equivalents, funds generated from its operating activities and funds available under its bank credit facility will provide sufficient sources of liquidity to satisfy its financial needs for the next twelve months. However, if circumstances change, the Company may need to raise debt or additional equity capital in the future.

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

In 2006, the combined year-to-date weighted average interest rate for both credit facilities was 6.67%. In 2005, the Company replaced its previous $90 million credit facility with the $175 million credit facility. The combined weighted average of both of these previous credit facilities for the prior year period was 6.00%.

The Company had a balance of $83 million under its credit facility as of December 31, 2006 and a balance of $40 million under its previous credit facility at December 31, 2005. At December 31, 2006 management believes that the Company was in compliance with all covenants under the facility.

The Company’s prior bank loan was structured as a revolving credit facility and was due on June 15, 2008 unless the Company elected to convert the credit facility to a term loan, at which time it would have amortized over one year, with a principal payment due on December 15, 2008 and a final maturity of June 15, 2009. In August 2006, the Company entered into a credit facility and terminated its bank loan.

On June 9, 2006 the Company filed a shelf registration statement on Form S-3 with the SEC. The shelf registration statement allows NFP to borrow using various types of debt instruments, such as fixed or floating rate notes, convertible or other indexed notes, as well as to issue preferred and/or common stock. In addition, NFP’s restricted stockholders are permitted to use the shelf to sell shares into the secondary market. As of December 31, 2006 there were no issuances under the shelf registration statement. Subsequent to year end, NFP issued $230 million of convertible senior notes and certain of the Company’s stockholders offered 1,850,105 shares of NFP common stock through a secondary offering under this shelf. See also Item 8—Financial Statements and Supplementary Data—Note 19—Subsequent Events.

Dividends

The Company paid a quarterly cash dividend of $0.15 per share of common stock on January 6, April 7, July 7 and October 6, 2006 and of $0.12 per share of the Company’s common stock on January 7, 2005, April 7, 2005, July 7, 2005 and October 7, 2005. On November 15, 2006, the Company declared a quarterly cash dividend of $0.18 per share of the Company’s common stock that was paid on January 8, 2007 to stockholders of record on December 15, 2006. On February 14, 2007, the Company’s Board of Directors declared a quarterly cash dividend of $0.18 per share of common stock payable on April 9, 2007 to stockholders of record at the close of business on March 16, 2007. The declaration and payment of future dividends to holders of the Company’s common stock will be at the discretion of the Company’s Board of Directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements, and other factors as the Company’s Board of Directors deems relevant. Based on the most recent quarterly dividend declared of $0.18 per share of common stock and the number of shares held by stockholders of record on December 15, 2006, the total annual cash requirement for dividend payments would be approximately $27.9 million.

Notes receivable

The Company encourages succession planning in the management of its firms. See “Business—Operations—Succession Planning.” The Company has financed several purchases of interests in entities owned by principals or applicable management agreements to facilitate succession. This financing is secured by management fees and, in many cases, is secured by other assets.

The Company typically advances management fees monthly to principals and/or certain entities they own for up to nine months while monitoring the performance of the firms to determine if the actual earnings are on track to meet or exceed target earnings. If earnings are not equal to or greater than pro rata target earnings, the Company ceases to pay or reduces the management fee advance. If an overadvance of a management fee exists, the principal and/or such entities are expected to repay the advance within thirty days of the end of the calendar year. If a principal and/or such entities cannot repay the overadvance, the Company has allowed principals and/or such entities to repay the advance over time. In these cases, the Company generally requires the principals and/or such entities to provide it with an interest-bearing note in an amount equal to the overadvance, secured by the principals’ and/or such entities’ shares of NFP’s common stock.

The Company has from time to time disposed of firms. The Company has also agreed, in certain cases, to reduce the levels of base earnings and target earnings in exchange for a payment from the principals of a firm. In these situations, the Company typically takes back a note for a portion of the cost of the disposition or the restructuring to the principal.

As of the following dates, notes receivable were as follows:

	As of December 31,
	2006	2005
	(in thousands)
Notes from principals and/or certain entities they own	$10,201	$9,598
Other notes receivable	7,287	6,235

	17,488	15,833
Less: allowance for uncollectible notes	(2,828)	(2,972)

Total notes receivable, net	$14,660	$12,861

Commitments and Contingencies

Legal matters

In the ordinary course of business, the Company is involved in lawsuits and other claims. Management considers these lawsuits and claims to be without merit and the Company intends to defend them vigorously. In addition, the sellers of firms that the Company acquires typically indemnify it for loss or liability resulting from acts or omissions occurring prior to the acquisition, whether or not the sellers were aware of these acts or omissions. Several of the existing lawsuits and claims have triggered these indemnity obligations.

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

Management believes that the resolution of these lawsuits, claims and subpoenas will not have a material adverse impact on the Company’s consolidated financial position.

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

Leases

At December 31, 2006, future minimum rentals for operating leases (which are subject to escalation clauses) primarily consisted of real estate and equipment leases that had initial or uncancelable lease terms in excess of one year and were payable as follows:

Schedule of lease obligations

(in thousands)

As of December 31, 2006
Required minimum payments:
2007	$17,901
2008	15,189
2009	12,901
2010	11,228
2011	9,378
Thereafter through 2018	30,732

Total minimum lease payments	$97,329

In connection with an acquisition during 2005, the Company remains secondarily liable on three assigned leases. The maximum potential of undiscounted future payments is $1.4 million as of December 31, 2006. Lease options dates vary with some extending to 2011.

Letter of credit

The Company’s $212.5 million credit facility provides for the issuance of letters of credit of up to $35 million on NFP’s behalf, provided that, after giving effect to the letters of credit, the Company’s available borrowing amount is greater than zero. As of December 31, 2006 the Company was contingently obligated for letters of credit in the amount of $1.6 million.

As of December 31, 2005, the Company was contingently obligated for letters of credit under its previous $175 million credit facility in the amount of $1.3 million.

Contingent consideration and contingent firm employee payments

In order to better determine the economic value of the businesses the Company has acquired, the Company has incorporated contingent consideration, or earnout, provisions into the structure of its acquisitions since the beginning of 2001. These arrangements generally provide for the payment of additional consideration to the sellers upon the firm’s satisfaction of certain compounded growth rate thresholds over the three-year period following the closing of the acquisition. In some cases, contingent consideration may be payable after shorter periods. As of December 31, 2006, 49 acquisitions are within their initial three-year contingent consideration measurement period.

Contingent consideration is recorded when the outcome of the contingency is determinable beyond a reasonable doubt. Contingent consideration paid to the selling stockholders of the Company’s acquired firms is treated as additional purchase consideration.

In connection with certain acquisitions, the Company also has agreed to make certain contingent payments to employees of its acquired firms, contingent upon the satisfaction of established performance milestones. These payments are expensed as employee compensation.

The minimum contingent payments which could be payable as purchase consideration and employee compensation in each year is zero. The maximum contingent payment which could be payable as purchase consideration and employee compensation based on commitments outstanding as of December 31, 2006 consists of the following:

Schedule of maximum contingent payments

(in thousands)	2007	2008	2009
Purchase consideration	$105,803	$125,270	$45,050

Contingent consideration payable for acquisitions consummated in 2003 would generally be payable by the end of 2006. The Company currently anticipates using contingent consideration arrangements in future acquisitions, which would result in an increase in the maximum contingent consideration amount in 2007 and thereafter.

The maximum contingent consideration is generally payable upon a firm achieving a 35% rate of growth, or higher, in earnings during the first three years following acquisition. The payments of purchase consideration are generally made in cash and the Company’s common stock (based on the average closing price of NFP common stock for the twenty trading days up to and including the end of the period), in proportions that vary among acquisitions. Contingent firm employee payments are generally payable in cash and recorded as an expense in the year earned.

Contractual Obligations

The table below shows the Company’s contractual obligations as of December 31, 2006:

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Operating lease obligations	$97,329	$17,901	$39,318	$23,993	$16,117

Segment Information

In June 1997, the FASB issued SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This statement establishes standards for the way companies report information about operating segments in financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. In accordance with the provisions of SFAS No. 131, the Company has determined that it operates in a single segment within the financial services industry entirely within the United States of America and its territories.

Critical Accounting Policies

Business acquisitions, purchase price allocations and intangible assets

Since the Company’s formation it has completed 215 acquisitions and sub-acquisitions. All of these acquisitions have been accounted for using the purchase method, and their related net assets and results of operations were included in the Company’s consolidated financial statements commencing on their respective acquisition dates. Certain of the acquisitions have provisions for contingent additional consideration based upon the financial results achieved over a multi-year period. This additional consideration is reflected as an increase in goodwill when results are achieved and the outcome of the contingency is determinable beyond a reasonable doubt.

In connection with the Company’s acquisition of Highland, the Company recognized institutional customer relationships as a new intangible asset during 2005. Institutional customer relationships consist of relationships with institutions such as banks, wire houses, regional broker dealers and CPA networks. The value of the asset is derived from recurring income generated from these institutional customers in place at the time of the acquisition, net of an allocation of expenses and is assumed to decrease over the life of the asset due to attrition of the institutional relationships acquired. Institutional customer relationships was valued at $15.7 million at the time of the acquisition at April 1, 2005 and is being amortized using the straight-line method over an 18-year period.

The Company allocates the excess of purchase price over net assets acquired to book of business, management contracts, institutional customer relationships, trade name and goodwill. The Company amortizes intangibles over a 10-year period for book of business, a 25-year period for management contracts and an 18-year period for institutional customer relationships.

Intangible assets are presented net of accumulated amortization and consist of the following:

	As of December 31,
	2006	2005
	(in thousands)
Book of business	$96,279	$79,793
Management contracts	270,970	238,149
Trade name	8,829	7,981
Institutional customer relationships	14,174	15,046
Goodwill	466,391	357,353

Total intangible assets and goodwill	$856,643	$698,322

Amortization expense and impairment loss consisted of the following:

	For the years ended December 31,
	2006	2005	2004
	(in thousands)
Book of business	$14,900	$14,010	$11,243
Management contracts	17,776	14,045	10,650
Trade name	96	72	63
Institutional customer relationships	872	654	—
Goodwill	5,085	2,984	2,385

Total amortization and impairment loss	$38,729	$31,765	$24,341

Impairment of goodwill and other intangible assets

The Company assesses the recoverability of its goodwill and other intangibles based on assumptions regarding estimates of future cash flows and fair value based on current and projected revenue, business prospects, market trends and other economic factors.

In accordance with SFAS No. 142, the Company recognized an impairment loss on goodwill and identifiable intangible assets not subject to amortization of $5.2 million, $3.1 million, and $2.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

In accordance with SFAS No. 144, the Company recognized an impairment loss on identifiable intangible assets subject to amortization of $5.6 million, $5.0 million and $2.4 million for the years ended as of December 31, 2006, 2005 and 2004, respectively.

Future events could cause the Company to conclude that impairment indicators exist and that its remaining goodwill and other intangibles are impaired. Any resulting impairment loss could have a material adverse effect on the Company’s reported financial position and results of operations for any particular quarterly or annual period.

Revenue recognition

Insurance and annuity commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. First-year commissions are calculated as a percentage of the first twelve months’ premium on the policy and earned in the year that the policy is originated. In many cases, the Company’s firms receive renewal commissions for a period following the first year, if the policy remains in force. The Company’s firms also earn commissions on the sale of insurance policies written for benefit programs. The commissions are paid each year as long as the client continues to use the product and maintain its broker of record relationship with NFP. The Company’s firms also earn fees for the development and implementation of corporate and executive benefit programs as well as fees for the duration that these programs are administered. Asset-based fees are also earned for administrative services or consulting related to certain benefits plans. Insurance commissions are recognized as revenue, when the following three criteria are met (1) the policy application is substantially complete, (2) the premium is paid, and (3) the insured party is contractually committed to the purchase of the insurance policy. The Company carries an allowance for policy cancellations, which is periodically evaluated and adjusted as necessary. Miscellaneous commission adjustments are recorded as they occur. Contingent commissions are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably obtained prior to receipt of the commission. Certain of the Company’s firms may also receive fees for the settlement of life insurance policies. These fees are generally based on a percentage of the settlement proceeds received by their clients, and recognized as revenue when the policy is transferred and the rescission period has ended.

The Company’s firms earn commissions related to the sale of securities and certain investment-related insurance products. NFP firms also earn fees for offering financial advice and related services. These fees are based on a percentage of assets under management and are generally paid quarterly. In certain cases, incentive fees are earned based on the performance of the assets under management. Some of the Company’s firms charge flat fees for the development of a financial plan or a flat fee annually for advising clients on asset allocation. Any investment advisory or related fees collected in advance are deferred and recognized as income on a straight-line basis over the period earned. Transaction-based fees, including performance fees, are recognized when all contractual obligations have been satisfied. Securities and mutual fund commission income and related expenses are recorded on a trade date basis.

The Company’s firms earn additional compensation in the form of incentive and marketing support revenue payments, from manufacturers of financial services products, based on the volume, persistency and profitability of business generated by the Company’s firms from these three sources. Incentive and marketing support revenue is recognized at the earlier notification of a payment or when payment is received.

Stock incentive plans

The Company is authorized under its Amended and Restated 1998, 2000 and 2002 Stock Incentive Plans, and the Company’s Amended and Restated 2000 and 2002 Stock Incentive Plans for Principals and Managers, to grant stock options, stock appreciation rights, restricted stock units, and performance units to officers, employees, principals of its acquired firms and/or certain entities principals own, independent contractors, consultants, non-employee directors and certain advisory board members. Awards granted under the 1998, 2000 and 2002 Stock Incentive Plans are generally subject to a vesting period from 0 to 10 years from the date of grant. Awards granted under the 2000 and 2002 Stock Incentive Plans for Principals and Managers generally vest immediately upon grant.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R which is a revision of SFAS 123, which superseded APB 25 and amended SFAS No. 95, “Statement of Cash Flows.” The Company adopted the modified prospective transition method provided for under SFAS 123R and, accordingly, has not restated prior year amounts. Under the transition method, compensation expense for 2006 includes compensation expense for all share-based payment awards granted prior to, but not yet vested as of, January 1, 2003, the date of the Company’s adoption of SFAS 123, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Stock-based compensation expense includes an estimate for forfeitures which is recognized over the expected term of the award on a straight-line basis. The Company evaluated the need to record a cumulative effect adjustment relating to estimated forfeitures for unvested previously issued awards and the impact was not deemed to be material.

Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of the Company’s assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts expected to be realized.

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes thresholds and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company will adopt FIN 48 on January 1, 2007 with any cumulative effect of applying FIN 48 recorded as an adjustment to opening retained earnings. The Company does not believe that FIN 48 will have a material impact on stockholders’ equity.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company will adopt SFAS 157 on January 1, 2008. Management is currently evaluating the effect, if any, of SFAS 157 on the Company’s consolidated financial statements.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 which eliminates the intrinsic value method under APB 25 as an alternative method of accounting for stock-based awards. SFAS 123R also revises the value-based method of accounting for share-based payment liabilities, forfeitures and modifications of stock-based awards and clarifies SFAS 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability and attributing compensation cost to reporting periods. In addition, SFAS 123R amends SFAS No. 95, “Statement of Cash Flows,” to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid, which is included within operating cash flows. In April 2005, the SEC amended the required adoption date of SFAS 123R, which is effective for public companies at the beginning of the next fiscal year instead of the first interim or annual period beginning after June 15, 2005. The Company adopted SFAS 123R on January 1, 2006.

In connection with the issuance of SFAS 123R the SEC issued, in March 2005, Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”) which stated that a company should present the expense related to share-based payment arrangements in the same line or lines as cash compensation paid to the same employees. With the adoption of SFAS 123R the Company now records stock-based compensation expense related to stock awards to employees of the Company’s acquired firms in “Cost of services.” Stock-based compensation for stock awards to employees of the Company’s acquired firms and firm activities totaled $3.2 million, $1.1 million and $0.2 million in 2006, 2005 and 2004, respectively. Previously, all stock-based compensation was included in general and administrative expense as a component of corporate and other expenses. Total stock-based compensation for 2006 was 9.2 million. Total stock based compensation of $4.5 million in 2005 and $1.4 million in 2004 is included in corporate and other expenses—general and administrative.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Through the Company’s broker-dealer subsidiaries, it has market risk on buy and sell transactions effected by its firms’ customers. The Company is contingently liable to its clearing brokers for margin requirements under customer margin securities transactions, the failure of delivery of securities sold or payment for securities purchased by a customer. If customers do not fulfill their obligations, a gain or loss could be suffered equal to the difference between a customer’s commitment and the market value of the underlying securities. The risk of default depends on the creditworthiness of the customers. The Company assesses the risk of default of each customer accepted to minimize its credit risk.

The Company is further exposed to credit risk for commissions receivable from clearing brokers and insurance companies. This credit risk is generally limited to the amount of commissions receivable.

The Company has market risk on the fees its firms earn that are based on the market value of assets under management or the value of assets held in certain mutual fund accounts and variable insurance policies for which ongoing fees or commissions are paid. Certain of the Company’s firms’ performance-based fees are impacted by fluctuation in the market performance of the assets managed according to such arrangements.

The Company has a credit facility and cash, cash equivalents and securities purchased under resale agreements in premium trust accounts. Interest income and expense on the preceding items are subject to short-term interest rate risk. The Company’s credit facility, which the Company entered into in August 2006, replaced a previous credit facility. See “—Liquidity and Capital Resources—Borrowings.” Based on the weighted average borrowings under the Company’s current and previous credit facilities during the years ended December 31, 2006 and 2005, a 1% change in short-term interest rates would have affected the Company’s income before income taxes by approximately $0.9 million and $0.7 million for 2006 and 2005, respectively. Based on the weighted average amount of cash, cash equivalents and securities purchased under resale agreements in premium trust accounts, a 1% change in short-term interest rates would have affected the Company’s income before income taxes by approximately $0.5 million and $0.5 million in both 2006 and 2005, respectively.

The Company does not enter into derivatives or other similar financial instruments for trading or speculative purposes. See also “Risk Factors—Risks Relating to the Company—The Company’s revenue and earnings may be affected by fluctuations in interest rates, stock prices and general economic conditions” and “Risk Factors—Risks Relating to the Company—Because the Company’s firms’ clients can withdraw the assets NFP’s firms manage on short notice, poor performance of the investment products and services firms recommend or sell may have a material adverse effect on the Company’s business.”

Item 8. Financial Statements and Supplementary Data

See Financial Statements and Financial Statement Index commencing on page F-1 hereof.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As of the end of the period covered by this report, NFP’s management carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) of NFP. Based on this evaluation, the CEO and CFO have concluded that, as of the end of period covered by this report, the Company’s disclosure controls and procedures were effective.

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

As of December 31, 2006, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2006, is effective.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements.

Management has excluded from its assessment of internal control over financial reporting at December 31, 2006, twenty-three financial services firms acquired in purchase business combinations during 2006. These firms, each of which is wholly-owned and individually insignificant to the consolidated results of the Company, comprised, in aggregate, 5.9% and 14.0% of consolidated total revenue and consolidated total assets, respectively, for the year ended December 31, 2006.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, was audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on pages F-2 and F-3, which expressed unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers and Corporate Governance

Information regarding the directors and executive officers of the Company and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the sections captioned “Information About the Company’s Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

Information regarding the Company’s Audit Committee is incorporated herein by reference from the section captioned “Corporate Governance” in the Proxy Statement.

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

On February 20, 2007, the Company’s Board of Directors, or the Board, amended and restated the Company’s By-laws, effective as of that date. The Amended and Restated By-laws specify that the Company’s Board has the sole ability to call a special meeting of stockholders and fix the number of directors on the Board. Prior to the amendment and restatement of the Company’s By-laws, stockholders were also authorized to take these actions.

Additionally, the Amended and Restated By-laws outline procedures that stockholders must comply with in order to transact business at an annual meeting or nominate directors to the Board. Stockholders must, among other things, provide notice to the Company not less than 90 days nor more than 120 days prior to the anniversary date of the immediate preceding annual meeting of stockholders and include a description of any understanding or arrangement such stockholder has with others regarding the proposal or nomination. Other provisions were approved by the Board to clarify procedures regarding the adjournment of meetings of stockholders and the methods by which a stockholder may authorize another as proxy. The Amended and Restated By-laws also clarify the setting of the record date to determine those stockholders entitled to act by written consent and provides standards for the validity of such stockholder written consent.

Further, the Amended and Restated By-laws provide that the indemnification rights of directors, officers and employees survive termination of service and any repeal or modification of the indemnification provisions, in each case to the extent such rights were in existence at the time of such termination, repeal or modification. Pursuant to the Amended and Restated By-laws, the Company is not obligated to indemnify a director or officer in a proceeding initiated by such director or officer against the Company or its directors and officers unless the Board consents to such proceeding.

The Amended and Restated By-laws are filed as Exhibit 3.3a to this Form 10-K.

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

Item 11. Executive Compensation

The information set forth under the captions “Compensation of Executive Officers” and “Director Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Compensation of Executive Officers” in the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information set forth under the caption “Certain Relationships and Related Transactions” and the information regarding director independence from the section captioned “Corporate Governance” in the Proxy Statement is incorporated herein by reference.

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

(3) List of Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

3.3*	Amended and Restated By-Laws

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

4.2	Form of Second Amended and Restated Stockholders Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

4.3	Form of Lock-up Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

4.4	Indenture, dated as of January 16, 2007, between National Financial Partners Corp. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 22, 2007)

4.5	First Supplemental Indenture, dated as of January 22, 2007, between National Financial Partners Corp. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 25, 2007)

10.1a	Credit Agreement, dated as of August 22, 2006, among National Financial Partners Corp., as Borrower; the several lenders from time to time parties thereto; and Bank of America, N.A., as Administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 22, 2006)

10.1b	Amendment to Credit Agreement, dated as of January 16, 2007, among National Financial Partners Corp.; the financial institutions party thereto and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 19, 2007)

10.2a	Employment Agreement, amended and restated as of February 15, 2005, between National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 18, 2005)

10.2b	Notice of Grant of Restricted Stock Units to Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 18, 2005)

10.2c	Restricted Stock Unit Agreement, dated as of February 16, 2005, between National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 18, 2005)

10.2d	Amendment and Waiver, dated as of November 16, 2006, by National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 20, 2006)

Exhibit No.	Description

10.4	Employment Agreement, effective January 1, 2003, of Robert R. Carter (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Amendment No. 1) (No. 333-105104) filed on August 8, 2003)

10.5	Lease, dated August 19, 1993, by and between Prentiss Properties Acquisition Partners and NFP Insurance Services, Inc., as amended (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

10.6	Agreement of Lease, dated as of September 9, 2004, and letter agreement thereto, dated as of September 28, 2004, by and among The Equitable Life Assurance Society of the United States and Elas Securities Acquisition Corp., as Landlord, and the Company, as Tenant (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.7	Form of Senior Management and NFP Director Lockup Agreement Letter Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-105104) filed on August 22, 2003)

10.8	Form of NFP, NFPSI and NFPISI Employee Lockup Agreement Letter Agreement (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (Amendment No. 2) (No. 333-105104) filed on August 22, 2003)

10.9	Amended and Restated 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.10	Amended and Restated 2002 Stock Incentive Plan for Principals and Managers (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.11	Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.12	Amended and Restated 2000 Stock Incentive Plan for Principals and Managers (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.13	Amended and Restated 1998 Stock Incentive Plan for Principals and Managers (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.14a	Form of Notice of Grant of Restricted Stock Units under 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.16a to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.14b	Form of Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.16b to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.15	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on December 12, 2006)

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

21.1*	Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

23.1a*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL FINANCIAL PARTNERS CORP.

Date: February 22, 2007	By:	/s/ JESSICA M. BIBLIOWICZ
	Name:	Jessica M. Bibliowicz
	Title:	Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JESSICA M. BIBLIOWICZ Jessica M. Bibliowicz	Chairman, President and Chief Executive Officer (Principal executive officer)	February 22, 2007

/s/ MARK C. BIDERMAN Mark C. Biderman	Executive Vice President and Chief Financial Officer (Principal financial officer and principal accounting officer)	February 22, 2007

/s/ STEPHANIE W. ABRAMSON Stephanie W. Abramson	Director	February 22, 2007

/s/ ARTHUR S. AINSBERG Arthur S. Ainsberg	Director	February 22, 2007

/s/ MARC E. BECKER Marc E. Becker	Director	February 22, 2007

/s/ JOHN A. ELLIOTT John A. Elliott	Director	February 22, 2007

/s/ SHARI LOESSBERG Shari Loessberg	Director	February 22, 2007

/s/ KENNETH C. MLEKUSH Kenneth C. Mlekush	Director	February 22, 2007

INDEX TO FINANCIAL STATEMENTS

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of National Financial Partners Corp.:

We have completed integrated audits of National Financial Partners Corp.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of National Financial Partners Corp. and its subsidiaries (the “Company”) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded twenty-three financial services subsidiaries (the “firms”) from its assessment of internal control over financial reporting as of December 31, 2006 because the firms were acquired by the Company in purchase business combinations during 2006. We have also excluded the twenty-three firms from our audit of internal control over financial reporting. The firms are wholly-owned subsidiaries whose combined total revenues and combined total assets represent 5.9% and 14.0%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2006.

/s/    PricewaterhouseCoopers LLP

New York, New York

February 22, 2007

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2006 and 2005

(in thousands, except per share amounts)

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$98,206	$105,761
Cash, cash equivalents and securities purchased under resale agreements in premium trust accounts	57,443	52,407
Commissions, fees and premiums receivable, net	126,035	105,572
Due from principals and/or certain entities they own	10,292	6,581
Notes receivable, net	5,539	3,126
Deferred tax assets	10,429	7,559
Other current assets	13,715	11,837

Total current assets	321,659	292,843
Property and equipment, net	27,749	25,790
Deferred tax assets	17,726	17,726
Intangibles, net	390,252	340,969
Goodwill, net	466,391	357,353
Notes receivable, net	9,121	9,735
Other non-current assets	4,146	2,222

Total assets	$1,237,044	$1,046,638

LIABILITIES
Current liabilities:
Premiums payable to insurance carriers	$57,581	$55,047
Borrowings	83,000	40,000
Income taxes payable	13,521	14,066
Due to principals and/or certain entities they own	64,307	76,087
Accounts payable	36,267	19,963
Dividends payable	6,973	5,526
Accrued liabilities	70,479	54,402

Total current liabilities	332,128	265,091
Deferred tax liabilities	105,163	100,011
Other non-current liabilities	24,881	21,851

Total liabilities	462,172	386,953

Commitments and contingencies (Note 4)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value: Authorized 200,000 shares; none issued	—	—
Common stock, $0.10 par value: Authorized 180,000 shares; 40,251 and 38,282 issued and 38,749 and 36,795 outstanding, respectively	4,019	3,822
Additional paid-in capital	706,512	623,102
Retained earnings	101,281	67,808
Treasury stock, 1,438 and 1,422 shares, respectively, at cost	(36,940)	(35,047)

Total stockholders’ equity	774,872	659,685

Total liabilities and stockholders’ equity	$1,237,044	$1,046,638

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

(in thousands, except per share amounts)

	2006	2005	2004
Revenue:
Commissions and fees	$1,077,113	$891,446	$639,472
Cost of services:
Commissions and fees	348,062	247,810	163,781
Operating expenses	311,872	259,859	190,192
Management fees	217,934	208,613	145,073

Total cost of services (excludes items shown separately below)	877,868	716,282	499,046

Gross margin	199,245	175,164	140,426
Corporate and other expenses:
General and administrative	51,274	45,763	36,849
Amortization and depreciation	37,120	31,524	26,208
Impairment of goodwill and intangible assets	10,745	8,057	4,791
Loss (gain) on sale of businesses	34	(6,298)	(145)

Total corporate and other expenses	99,173	79,046	67,703

Income from operations	100,072	96,118	72,723
Interest and other income	8,295	6,426	2,166
Interest and other expense	(7,006)	(5,531)	(2,782)

Net interest and other	1,289	895	(616)

Income before income taxes	101,361	97,013	72,107
Income tax expense	43,783	40,831	31,965

Net income	$57,578	$56,182	$40,142

Earnings per share:
Basic	$1.52	$1.57	$1.19

Diluted	$1.43	$1.48	$1.10

Weighted average shares outstanding:
Basic	37,850	35,679	33,688

Diluted	40,344	38,036	36,640

Dividends declared per share	$0.63	$0.51	$0.42

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2006, 2005 and 2004

(in thousands)

	Common shares outstanding	Par value	Additional paid-in capital	Common stock subscribed	Stock subscription receivable	Retained earnings (deficit)	Treasury stock	Total
Balance at 12/31/03	32,122	$3,313	$476,633	$2,020	$(2,020)	$4,159	$(18,833)	$465,272
Common stock issued for acquisitions	1,179	118	35,477	—	—	—	—	35,595
Common stock issued for contingent consideration	309	31	8,892	—	—	—	—	8,923
Common stock issued for incentive payments	1	—	25	—	—	—	—	25
Shares issued for common stock subscriptions paid	175	18	1,934	(1,952)	1,952	—	—	1,952
Other common stock issuances	—	1	1,143	—	—	—	—	1,144
Common stock repurchased	(67)	—	—	—	—	—	(2,250)	(2,250)
Stock-based awards exercised/lapsed, including tax benefit	487	49	7,957	—	—	—	—	8,006
Amortization of unearned stock-based compensation, net of cancellations	—	—	1,764	—	—	—	—	1,764
Cash dividends declared on common stock ($0.42 per share)	—	—	—	—	—	(14,301)	—	(14,301)
Net income	—	—	—	—	—	40,142	—	40,142

Balance at 12/31/04	34,206	$3,530	$533,825	$68	$(68)	$30,000	$(21,083)	$546,272
Common stock issued for acquisitions	1,188	119	45,970	—	—	—	—	46,089
Common stock issued for contingent consideration	197	20	7,086	—	—	—	—	7,106
Common stock issued for incentive payments	117	12	4,356	—	—	—	—	4,368
Shares issued for common stock subscriptions paid	6	—	68	(68)	68	—	—	68
Other common stock issuances	—	—	2,026	—	—	—	—	2,026
Capital contributions	—	—	20	—	—	—	—	20
Common stock repurchased	(332)	—	—	—	—	—	(13,964)	(13,964)
Stock-based awards exercised/lapsed, including tax benefit	1,413	141	25,246	—	—	—	—	25,387
Amortization of unearned stock-based compensation, net of cancellations	—	—	4,505	—	—	—	—	4,505
Cash dividends declared on common stock ($0.51 per share)	—	—	—	—	—	(18,374)	—	(18,374)
Net income	—	—	—	—	—	56,182	—	56,182

Balance at 12/31/05	36,795	$3,822	$623,102	$—	$—	$67,808	$(35,047)	$659,685
Common stock issued for acquisitions	981	98	47,461	—	—	—	—	47,559
Common stock issued for contingent consideration	219	20	10,552	—	—	—	332	10,904
Common stock issued for incentive payments	91	7	4,167	—	—	—	268	4,442
Other common stock issuances	—	—	1,532	—	—	—	—	1,532
Common stock repurchased	(53)	—	—	—	—	—	(2,493)	(2,493)
Stock-based awards exercised/lapsed, including tax benefit	716	72	10,365	—	—	—	—	10,437
Amortization of unearned stock-based compensation, net of cancellations	—	—	9,333	—	—	(113)	—	9,220
Cash dividends declared on common stock ($0.63 per share)	—	—	—	—	—	(23,992)	—	(23,992)
Net income	—	—	—	—	—	57,578	—	57,578

Balance at 12/31/06	38,749	$4,019	$706,512	$—	$—	$101,281	$(36,940)	$774,872

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2006, 2005, and 2004

(in thousands)

	2006	2005	2004
Cash flow from operating activities:
Net income	$57,578	$56,182	$40,142
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(10,250)	(5,166)	(5,754)
Stock-based compensation	9,220	4,505	1,440
Amortization of intangibles	27,984	23,708	19,550
Depreciation	9,136	7,816	6,658
Impairment of goodwill and intangible assets	10,745	8,057	4,791
(Gain) loss on disposal of businesses	34	(6,298)	(145)
Other, net	—	—	1,142
(Increase) decrease in operating assets:
Cash, cash equivalents and securities purchased under resale agreements in premium trust accounts	(2,925)	1,285	(12,375)
Commissions, fees and premiums receivable, net	(14,674)	(48,833)	(18,867)
Due from principals and/or certain entities they own	(3,783)	(580)	(544)
Notes receivable, net—current	(2,719)	(1,441)	(390)
Other current assets	(1,809)	4,329	(6,829)
Notes receivable, net—non-current	914	(4,174)	880
Other non-current assets	(1,848)	(4,885)	(502)
Increase (decrease) in operating liabilities:
Premiums payable to insurance carriers	417	4,004	11,446
Income taxes payable	(545)	(6,974)	8,373
Due to principals and/or certain entities they own	(15,217)	32,785	19,940
Accounts payable	12,290	11,374	(633)
Accrued liabilities	2,866	6,938	15,788
Other non-current liabilities	4,509	4,591	2,000

Total adjustments	24,345	31,041	45,969

Net cash provided by operating activities	81,923	87,223	86,111

Cash flow from investing activities:
Proceeds from sales of businesses	2,429	15,567	—
Purchases of property and equipment, net	(10,622)	(15,547)	(10,643)
Payments for acquired firms, net of cash, and contingent consideration	(112,148)	(113,109)	(60,235)

Net cash used in investing activities	(120,341)	(113,089)	(70,878)

Cash flow from financing activities:
Proceeds from borrowings	206,000	231,200	76,600
Repayments of borrowings	(163,000)	(191,200)	(76,600)
Proceeds from issuance of common stock	—	68	1,952
Capital contributions	—	20	—
Proceeds from stock-based awards exercised/lapsed, including tax benefit	10,437	25,387	8,006
Dividends paid	(22,574)	(16,951)	(13,332)

Net cash provided by (used in) financing activities	30,863	48,524	(3,374)

Net (decrease) increase in cash and cash equivalents	(7,555)	22,658	11,859
Cash and cash equivalents, beginning of the year	105,761	83,103	71,244

Cash and cash equivalents, end of the year	$98,206	$105,761	$83,103

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$50,121	$37,492	$36,058

Cash paid for interest	$5,940	$3,530	$264

Non-cash transactions:
See Note 17

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1—Nature of Operations

National Financial Partners Corp. (“NFP”), a Delaware corporation, was formed on August 27, 1998, but did not commence operations until January 1, 1999. The principal business of NFP and Subsidiaries (the “Company”) is the acquisition and management of operating companies it acquires which form a national distribution network that offers financial services, including life insurance and wealth transfer, corporate and executive benefits and financial planning and investment advisory services to the high net worth and growing entrepreneurial corporate markets. As of December 31, 2006, the Company owned 176 firms.

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

Revenue recognition

Insurance and annuity commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. First-year commissions are calculated as a percentage of the first twelve months’ premium on the policy and earned in the year that the policy is originated. In many cases, the Company receives renewal commissions for a period following the first year, if the policy remains in force. The Company also earns commissions on the sale of insurance policies written for benefit programs. The commissions are paid each year as long as the client continues to use the product and maintain its broker of record relationship with the Company. The Company also earns fees for the development and implementation of corporate and executive benefit programs as well as fees for the duration that these programs are administered. Asset-based fees are also earned for administrative services or consulting related to certain benefits plans. Insurance commissions are recognized as revenue, when the following three criteria are met (1) the policy application is substantially complete, (2) the premium is paid, and (3) the insured party is contractually

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

committed to the purchase of the insurance policy. The Company carries an allowance for policy cancellations, which approximated $1.2 million, $1.2 million and $1.0 million as of December 31, 2006, 2005, and 2004, respectively, that is periodically evaluated and adjusted as necessary. Miscellaneous commission adjustments are recorded as they occur. Contingent commissions are generally recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably estimated prior to receipt of the commission. Where such data is available and reasonable estimates can be made prior to recognizing the commission and the Company will record an estimate as revenue. Certain of the Company’s firms may also receive fees for the settlement of life insurance policies. These fees are generally based on a percentage of the settlement proceeds received by their clients, and recognized as revenue when the policy is transferred and the rescission period has ended.

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The computations of basic and diluted earnings per share are as follows:

	For the years ended December 31,
(in thousands, except per share amounts)	2006	2005	2004
Basic:
Net income	$57,578	$56,182	$40,142

Average shares outstanding	37,848	35,679	33,681
Contingent consideration and incentive payments	2	—	7

Total	37,850	35,679	33,688

Basic earnings per share	$1.52	$1.57	$1.19

Diluted:
Net income	$57,578	$56,182	$40,142

Average shares outstanding	37,848	35,679	33,681
Stock held in escrow and stock subscriptions	64	48	6
Contingent consideration and incentive payments	233	47	208
Stock-based compensation	2,199	2,262	2,745

Total	40,344	38,036	36,640

Diluted earnings per share	$1.43	$1.48	$1.10

Antidilutive securities that were excluded from the computation of diluted earnings per share for the year ended December 31, 2004 was less than 0.1 million shares. For the years ended December 31, 2006 and 2005, the Company did not have any securities considered antidilutive.

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

Business segments

The Company operates in one business segment, within the financial services industry. The Company does not have available the discrete financial information as to revenue by each product or service.

Net capital

Certain subsidiaries of NFP are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1 of the Securities Exchange Act of 1934, as amended), which requires the maintenance of minimum net capital. As of December 31, 2006, these subsidiaries had aggregate net capital of $18.6 million, which was $13.5 million in excess of aggregate minimum net capital requirements of $5.1 million. These subsidiaries do not carry customer accounts and are not subject to the reserve requirements as stated in SEC Rule 15c3-3.

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

Prior to January 1, 2003, the Company accounted for awards (stock options) issued in connection with those plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Stock-based employee compensation costs included in net income for periods prior to January 1, 2003 reflect stock options granted under those plans that had an exercise price less than the estimated fair value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Standards (“SFAS”) No. 123, in accordance with SFAS No. 148, and adopted the prospective method for transition. Awards granted under the Company’s plans vest over periods of up to five years. Therefore, the cost related to stock based employee compensation included in the determination of net income for the years ended December 31, 2005 and 2004 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” and the Securities and Exchange Commission Staff Accounting Bulletin No. 107 (collectively “SFAS 123R”) which is a revision of SFAS 123, which superseded APB 25 and amended SFAS No. 95, “Statement of Cash Flows.” The Company adopted the modified prospective transition method provided for under SFAS 123R and, accordingly, has not restated prior year amounts. Under the transition method, compensation expense for 2006 includes compensation expense for all share-based payment awards granted prior to, but not yet vested as of, January 1, 2003, the date of the Company’s adoption of SFAS 123, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Stock-based compensation expense includes an estimate for forfeitures and is recognized over the expected term of the award on a straight-line basis. The Company evaluated the need to record a cumulative effect adjustment relating to estimated forfeitures for unvested previously issued awards and the impact was not deemed to be material. The Company measured the fair value for stock options using the Black-Scholes valuation model under SFAS 123 and continued to use this model under SFAS 123R.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period:

	For the years ended December 31,
(in thousands, except per share amounts)	2005	2004
Net income, as reported	$56,182	$40,142
Add stock-based employee expense included in reported net income, net of tax	15	75
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(470)	(1,023)

Pro forma net income	$55,727	$39,194

Earnings per share:
Basic—as reported	$1.57	$1.19

Basic—pro forma	$1.56	$1.16

Diluted—as reported	$1.48	$1.10

Diluted—pro forma	$1.47	$1.07

Refer to Note 12 for further information regarding the Company’s stock incentive plans.

Option awards to non-employees, including the principals, were accounted for under SFAS No. 123. Fair value is determined using the Black-Scholes option-pricing model.

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

Goodwill and intangible assets not subject to amortization are tested at least annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the intangible asset might be impaired. The Company generally performs its impairment test on a quarterly basis. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. For the years ended December 31, 2006, 2005 and 2004, the Company recorded impairment losses of $10.7 million, $8.1 million and $4.8 million, respectively, related to goodwill and intangible assets, which is reflected in the consolidated statements of income.

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

Recently issued accounting standards

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes thresholds and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification,

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

interest and penalties, accounting in interim periods and disclosure. The Company will adopt FIN 48 on January 1, 2007 with any cumulative effect of applying FIN 48 recorded as an adjustment to opening retained earnings. The Company does not believe that FIN 48 will have a material impact on stockholders’ equity.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”) which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company will adopt SFAS 157 on January 1, 2008. Management is currently evaluating the effect, if any, of SFAS 157 on the Company’s consolidated financial statements.

Note 3—Property and Equipment

The following is a summary of property and equipment:

	For the years ended December 31,
(in thousands)	2006	2005
Furniture and fixtures	$11,052	$10,691
Computers and software	34,846	28,549
Office equipment	4,693	4,479
Leasehold improvements	12,349	10,091
Other	415	516

	63,355	54,326
Less: Accumulated depreciation and amortization	(35,606)	(28,536)

	$27,749	$25,790

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $9.1 million, $7.8 million and $6.7 million, respectively. In connection with the relocation of the Company’s headquarters, approximately $2.0 million of property and equipment, net, were disposed of during 2004. Depreciation expense for acquired firms totaled $5.5 million, $5.3 million and $5.1 million for the years ended December 31, 2006, 2005 and 2004, respectively. These amounts have been included in a separate line item within Corporate and other expenses and have been excluded from Cost of services.

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

subpoena seeking the same information. The Company is cooperating fully with the Attorney General’s investigation. The investigation, however, is ongoing and the Company is unable to predict the investigation’s outcome.

Management believes that the resolution of these lawsuits, claims and subpoenas will not have a material adverse impact on the Company’s consolidated financial position.

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

Credit risk

NFP Securities, Inc., the Company’s broker-dealer subsidiary (“NFPSI”), clears all of its securities transactions through clearing brokers on a fully disclosed basis. Pursuant to the terms of the agreements between NFPSI and the clearing brokers, the clearing brokers have the right to charge NFPSI for losses that result from a counterparty’s failure to fulfill its contractual obligations. This right applies to all trades executed through its clearing brokers, and therefore NFPSI believes there is no maximum amount assignable to this right. At December 31, 2006 and 2005, NFPSI had not been charged for any losses related to the counterparty’s failure to fulfill contractual rights.

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

The Company maintains its cash in bank depository accounts, which, at times, may exceed federally insured limits. The Company selects depository institutions based, in part, upon management’s review of the financial stability of the institutions. At December 31, 2006 and 2005, a significant portion of cash and cash equivalents were held at a single institution.

Contingent consideration arrangements

As discussed in Note 2, contingent consideration is recorded when the outcome of the contingency is determinable beyond a reasonable doubt. Contingent consideration paid to the former owners of the firms is considered to be additional purchase consideration. The maximum contingent consideration which could be payable as purchase consideration consists of the following:

(in thousands)	2007	2008	2009
Purchase consideration	$105,803	$125,270	$45,050

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Ongoing incentive program

Effective January 1, 2002, the Company established an ongoing incentive plan for principals having completed their contingent consideration period or option incentive plan eligibility. The ongoing incentive plan pays out an increasing proportion of incremental earnings based on growth in earnings above an incentive target. The plan has a three-year measuring period and rewards growth above the prior period’s average earnings or prior incentive target, whichever is higher. However, once a firm reaches cumulative applicable earnings in a three-year period equal to or in excess of the cumulative amount of its original target compounded at 35% over three years, the new incentive target is fixed. If the principal does not receive an option grant, contingent consideration or incentive payment in a prior period, the incentive target remains unchanged. As illustrated by the chart set forth below, the bonus is structured to pay the principal 5% to 40% of NFP’s share of incremental earnings from growth.

Three-year Average Growth Rate	% of NFP’s Share of Growth in Earnings Paid to Principal(s)
Less than 10%	0.0%
10%–14.99%	5.0%
15%–19.99%	20.0%
20%–24.99%	25.0%
25%–29.99%	30.0%
30%–34.99%	35.0%
35%+	40.0%

Principals may elect to receive the incentive payment in cash, the Company’s common stock or any combination thereof. For firms that began their incentive period prior to January 1, 2005, the principal could elect from 0% to 100% to be paid in the Company’s common stock. For incentive periods beginning on or after January 1, 2005, the amount of common stock the principals may receive as an incentive payment is subject to a minimum of 30% and a maximum of 50%. The number of shares of common stock that a principal will receive is determined by dividing the dollar amount of the incentive to be paid in stock by the average of the closing price of the Company’s common stock on the twenty trading days up to and including the last day of the incentive period. In addition to the incentive award, the Company pays an additional cash incentive equal to 50% of the incentive award elected to be received in the Company’s stock. This election is made subsequent to the completion of the incentive period. No accrual is made for these additional cash incentives until the related election is made. However, for firms beginning their incentive period on or after January 1, 2005 (with the exception of Highland Capital Holding Corporation or “Highland” firms), the principal is required to take a minimum of 30% (maximum 50%) of the incentive award in common stock. The Company accrues on a current basis for these firms the additional cash incentive (50% of the stock portion of the award) based upon the principal’s election of the minimum percentage required to be received in company stock.

For the years ended December 31, 2006, 2005 and 2004, the Company recorded ongoing incentive expense of $17.0 million, $13.7 million and $6.7 million, respectively, which is included in management fee expense in the consolidated statements of income.

Management fees include an accrual for certain performance-based incentive amounts payable under the Company’s ongoing incentive plan. Incentive amounts are paid in a combination of cash and the Company’s common stock. For the year ended December 31, 2006, the maximum additional payment for this cash incentive that could be payable for all firms is approximately $4.6 million.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Leases

The Company rents office space under operating leases with various expiration dates. Future minimum lease commitments under these operating leases as of December 31, 2006 are as follows:

(in thousands)
2007	$17,901
2008	15,189
2009	12,901
2010	11,228
2011	9,378
Thereafter and through 2018	30,732

Total minimum lease payments	$97,329

Rent expense for the years ended December 31, 2006, 2005 and 2004, approximated $21.4 million, $18.2 million, and $14.6 million, respectively. In connection with an acquisition during 2005, the Company remains secondarily liable on three assigned leases. The maximum potential of undiscounted future payments is $1.4 million as of December 31, 2006. Lease options dates vary with some extending to 2011.

Letter of credit

The Company’s $212.5 million credit facility provides for the issuance of letters of credit of up to $35 million on the Company’s behalf, provided that, after giving effect to the letters of credit, the Company’s available borrowing amount is greater than zero. As of December 31, 2006, the Company was contingently obligated for letters of credit in the amount of $1.6 million.

The Company’s previous $175 and $90 million credit facilities provided for the issuance of letters of credit on the Company’s behalf, provided that, after giving effect to the letters of credit, the Company’s available borrowing amount was greater than zero. The maximum amount issuable under letters of credit that was permitted by both of the Company’s previous credit facilities was $10 million. As of December 31, 2005, the Company was contingently obligated for letters of credit in the amount of $1.3 million, respectively.

Escrows

There were no additional escrows in the year ended December 31, 2006. At December 31, 2005, the Company escrowed 0.1 million shares of NFP’s common stock as part of the acquisition of certain firms. These shares were not reflected as outstanding in the Company’s financial statements, though they were included in the calculation of weighted average diluted shares.

Note 5—Cost of Services: Operating Expenses

Cost of services: operating expenses consist of the following:

	For the years ended December 31,
(in thousands)	2006	2005	2004
Compensation and related	$186,171	$152,883	$110,051
General and administrative	125,701	106,976	80,141

Total	$311,872	$259,859	$190,192

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Included in other general and administrative expenses are occupancy costs, professional fees, as well as expenses related to information technology, insurance and client services. With the adoption of SFAS 123R the Company now records share-based payments related to firm employees and firm activities to operating expenses as a component of cost of services. As of December 31, 2006 approximately $3.2 million of expense was recorded related to stock-based compensation associated with firm employees and firm activities within cost of services. Depreciation is excluded from cost of services-operating expenses and included as a separate line item within corporate and other expenses.

Note 6—Corporate General and Administrative Expenses

Corporate general and administrative expenses consist of the following:

	For the years ended December 31,
(in thousands)	2006	2005	2004
Compensation and benefits	$29,992	$22,397	$16,636
Other	21,282	23,366	20,213

Total	$51,274	$45,763	$36,849

Included in other expenses are occupancy costs, professional fees, information technology, insurance and firm services and stock-based compensation. Prior to the adoption of SFAS 123R on January 1, 2006, all stock-based compensation was included in corporate general and administrative expense. With the adoption of SFAS 123R the Company now records share-based payments related to firm employees and firm activities to operating expenses as a component of cost of services. Stock-based compensation related to firm employees and firm activities issued prior to the adoption of SFAS 123R totaled approximately $1.1 million and $0.2 million for the full year 2005 and 2004.

Note 7—Notes Receivable, net

Notes receivable consists of the following:

	For the years ended December 31,
(in thousands)	2006	2005
Notes receivable from Principals and/or certain entities they own	$10,201	$9,598
Other notes receivable	7,287	6,235

	17,488	15,833

Less: allowance for uncollectible notes	(2,828)	(2,972)

Total notes receivable, net	$14,660	$12,861

Notes receivable bear interest at rates typically between 5% and 10% (with a weighted average of 6.1%) (December 31, 2006), and 5% and 10% (with a weighted average of 6.8%) (December 31, 2005), and mature at various dates between January 1, 2007 and June 1, 2016 (December 31, 2006), and between January 1, 2006 and January 1, 2012 (December 31, 2005). Notes receivable from Principals and/or certain entities they own are taken on a full recourse basis to the Principal and/or such entity.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 8—Accrued liabilities

Accrued liabilities consists of the following:

	For the years ended December 31,
(in thousands)	2006	2005
Contingent consideration payable	$19,009	$7,081
Ongoing incentive programs	24,227	11,593
Incentive compensation payable	15,630	15,457
Other	11,613	20,271

Total accrued liabilities	$70,479	$54,402

Note 9—Borrowings

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

In 2006, the combined year-to-date weighted average interest rate for both credit facilities was 6.67%. In 2005, the Company replaced its previous $90 million credit facility with the $175 million credit facility. The combined weighted average of both of these previous credit facilities for the prior year period was 6.00%.

The Company had a balance of $83 million under its credit facility as of December 31, 2006 and a balance of $40 million under its previous credit facility at December 31, 2005. At December 31, 2006 management believes that the Company was in compliance with all covenants under the facility.

The Company’s prior bank loan was structured as a revolving credit facility and was due on June 15, 2008 unless the Company elected to convert the credit facility to a term loan, at which time it would have amortized

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

over one year, with a principal payment due on December 15, 2008 and a final maturity of June 15, 2009. In August 2006, the Company entered into a credit facility and terminated its bank loan.

On June 9, 2006 the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission. The shelf registration statement allows NFP to borrow using various types of debt instruments, such as fixed or floating rate notes, convertible or other indexed notes, as well as to issue preferred and/or common stock. In addition, NFP’s restricted stockholders are permitted to use the shelf to sell shares into the secondary market. As of December 31, 2006 there were no issuances under the shelf registration statement. Subsequent to year end, NFP issued $230 million of convertible senior notes and certain of the Company’s Stockholders offered 1,850,105 shares of NFP common stock through a secondary offering under this shelf. See also Note 19—Subsequent Events.

Note 10—Retirement and Pension Plans

Effective January 1, 2001, the Company established the National Financial Partners Corp. 401(k) Plan (the “Plan”) under Section 401(k) of the Internal Revenue Code. The Company matches employee contributions at a rate of 50%, up to six percent of eligible compensation. Amounts charged to expense relating to the Plan were $3.8 million, $2.9 million, and $1.8 million, for the years ended December 31, 2006, 2005 and 2004, respectively.

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

During the years ended December 31, 2006, 2005 and 2004, the Company issued approximately 2.0 million, 3.0 million, and 1.9 million shares of common stock, respectively. The Company issued approximately 1.0 million, 1.2 million, and 1.2 million of these shares in connection with the acquisition of firms in 2006, 2005 and 2004, respectively.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

There were no additional shares held in escrow for the year ended December 31, 2006. As of December 31, 2005, the Company escrowed 0.1 million shares of NFP’s common stock as part of the acquisition of certain firms. As of December 31, 2004, there were no shares held in escrow.

In June 2000, the Company issued 49,091 shares to certain independent contractors in exchange for notes receivable of approximately $0.5 million. These notes bear interest at a rate of 7%, are collateralized by such independent contractors’ shares and are due 20% per year through July 2005. During 2005 and 2004, 6,182 shares and 6,181 shares, respectively, were paid for and outstanding. The note was fully satisfied during 2005 and all shares were paid for and outstanding.

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

Stock options granted under these plans may be granted with or without stock appreciation rights and generally will have a term of 10 years. Generally, stock options granted under the 2002 Stock Incentive Plan will be subject to a vesting period from three to five years and stock options granted under the 2002 Stock Incentive Plan for Principals and Managers will be exercisable immediately upon grant. As of December 31, 2006, 2,509,528 shares remain authorized and unissued.

2000 Stock Incentive Plan and 2000 Stock Incentive Plan for Principals and Managers

NFP adopted the 2000 Stock Incentive Plan and the 2000 Stock Incentive Plan for Principals and Managers, effective May 15, 2000. A maximum of 1,600,000 shares of the Company’s common stock is reserved for issuance under each plan, subject to adjustments for stock splits and similar events. All other terms and

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

conditions are substantially similar to those of the 2002 Stock Incentive Plan and 2002 Stock Incentive Plan for Principals and Managers described above. As of December 31, 2006, 177,548 shares remain authorized and unissued.

1998 Stock Incentive Plan

NFP adopted the 1998 Stock Incentive Plan, effective October 26, 1998. A maximum of 1,600,000 shares of the Company’s common stock is reserved for issuance under the plan, subject to adjustments for stock splits and similar events. All other terms and conditions are substantially similar to those of the 2002 Stock Incentive Plan described above. As of December 31, 2006, 65,600 shares remain authorized and unissued.

Shares available for future grants under all existing stock incentive plans totaled 2,752,676 as of December 31, 2006.

Restricted Stock Awards

The Company has granted awards in the form of restricted common stock or in the right to receive unrestricted shares of common stock in the future (“restricted stock units”). Restricted stock units are generally subject to a vesting period from 0 to 10 years from the date of grant.

The following table sets forth activity relating to the Company’s restricted stock units for the years ended December 31,

(in thousands)	No. of Units	Weighted Average Grant Date Fair Value
Restricted stock units at December 31, 2003	—	$—
Granted	164	35.90
Conversions to common stock	—	—
Canceled	—	—

Restricted stock units at December 31, 2004	164	$35.90
Granted	324	43.41
Conversions to common stock	(57)	36.91
Canceled	(6)	34.61

Restricted stock units at December 31, 2005	425	$41.53
Granted	344	49.71
Conversions to common stock	(162)	41.21
Canceled	(10)	43.73

Restricted stock units at December 31, 2006	597	$46.30

Restricted stock units are valued at the closing market price of the Company’s common stock on the date of grant.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Stock Options Awards

The Company has granted awards in the form of stock options. Stock option awards to employees are subject to a vesting period from 3 to 5 year period.

The following table sets forth activity relating to the Company’s stock options:

(in thousands)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2003	6,593	$12.46
Granted	155	31.23
Exercised	(487)	11.82
Canceled	(53)	18.73

Outstanding at December 31, 2004	6,208	$13.01
Granted	26	33.85
Exercised	(1,373)	12.06
Canceled	(63)	22.11

Outstanding at December 31, 2005	4,798	$13.27
Granted	5	44.85
Exercised	(596)	11.96
Canceled	(29)	30.72

Outstanding at December 31, 2006	4,178	$13.38	4.6 years	$127,805

Options exercisable at December 31, 2006	3,971	$12.85	4.5 years	$123,602

In accordance with SFAS No. 123R, the Company recorded stock-based compensation expense equal to the fair value of the options on the date of grant based on the Black-Scholes option-pricing model. The weighted average fair values of the options granted and weighted average assumptions are as follows:

	For the years ended December 31,
	2006	2005	2004
Weighted average fair value options granted	$14.74	$13.75	$8.13
Assumptions used:
Expected volatility	32%	27%	27%
Risk-free interest rate	5.12%	3.87%	3.54%
Expected term	5 years	5 years	5 years
Dividend yield	1.34%	1.21%	1.32%

Expected volatility is based on historical levels of volatility of the Company’s stock and other factors. The risk free interest rate is based on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock option. The expected term is based on the estimated period of time that the options are expected to remain unexercised, based upon the actual vesting schedule of the grant and terms of prior grants with similar characteristics. The dividend yield is based upon the Company’s current dividend yield in effect at the time of grant.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Effective January 1, 2006, with the adoption of SFAS 123R all stock-based compensation related to firm employees and activities and principals have been included in cost of services. Summarized below is the amount of stock-based compensation allocated between cost of services and Corporate and other expenses in the consolidated statements of income.

	For the years ended December 31,
(in thousands)	2006	2005	2004
Cost of services:
Operating expenses	$2,747	$—	$—
Management fees:	429	—	—
Corporate and other expenses:
General and administrative	$6,044	$4,505	$1,440

Total stock-based compensation cost	$9,220	$4,505	$1,440

Proceeds from the exercise of stock-based awards	$7,137	$15,648	$5,764

Excess tax benefit from stock-based awards exercised/lapsed	$3,300	$9,739	$2,242

Total intrinsic value of stock-based awards exercised/lapsed	$26,546	$41,566	$9,954

Stock-based compensation related to firm employees and activities issued prior to the adoption of SFAS 123R was $1.1 million and $0.2 million in 2005 and 2004, respectively.

As of December 31, 2006 there was $21.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.5 years.

There were no stock-based compensation costs capitalized as part of purchase consideration during the years 2006, 2005, and 2004.

The Company reduced retained earnings by $0.1 million for the year ended 2006 for dividend equivalents. There were no dividend equivalents issued in 2005 or 2004.

Note 13—Income taxes

The components of the consolidated income tax provision are shown below:

	For the years ended December 31,
(in thousands)	2006	2005	2004
Current income taxes:
Federal	$45,912	$38,695	$35,650
State and local	8,121	7,302	2,069

Total	$54,033	$45,997	$37,719

Deferred income taxes:
Federal	$(9,048)	$(4,085)	$(6,876)
State and local	(1,202)	(1,081)	1,122

Total	$(10,250)	$(5,166)	$(5,754)

Provision for income taxes	$43,783	$40,831	$31,965

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

	For the years ended December 31,
(in thousands)	2006	2005	2004
Income before income taxes	$101,361	$97,013	$72,107

Provision under U.S. tax rates	$35,477	$33,955	$25,237
Increase resulting from:
Nondeductible goodwill amortization	1,483	708	696
State and local income taxes, net of federal tax benefit	4,697	4,436	1,507
Adjustments to deferred tax assets and liabilities	(513)	336	2,877
Restructure of certain management contracts	255	1,677	—
Other	2,384	(281)	1,648

Income tax expense	$43,783	$40,831	$31,965

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

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of the assets and liabilities. They are measured by applying the enacted tax rates and laws in effect for the years in which such differences are expected to reverse. The significant components of the Company’s deferred tax assets and liabilities at December 31 are as follows:

	For the years ended December 31,
(in thousands)	2006	2005
Deferred tax assets:
Stock-based compensation	$11,921	$13,225
Accrued liabilities and reserves	14,004	9,036
Other	2,230	3,024

Gross deferred tax assets	28,155	25,285
Valuation allowance	—	—

Deferred tax assets	$28,155	$25,285

Deferred tax liabilities:
Goodwill and intangible assets	$(101,169)	$(95,337)
Deferred state taxes	(3,240)	(2,820)
Other	(754)	(1,854)

Gross deferred tax liabilities	$(105,163)	$(100,011)

Net deferred tax liability	$(77,008)	$(74,726)

Note 14—Related Party Transactions

As part of the management agreement, the Company generally advances management fees to principals and/or certain entities they own on a monthly basis. At the end of each quarter, the Company records the contractual

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

amount due to and from principals and/or certain entities they own. At December 31, 2006 and 2005, amounts due to principals and/or certain entities they own totaled $64.3 million and $76.1 million, respectively, and the amounts due from principals and/or certain entities they own totaled $10.3 million and $6.6 million, respectively. Amounts earned by the principals and/or certain entities they own are represented as management fees on the consolidated statements of income.

Note 15—Acquisitions and Divestitures

During 2006, the Company acquired 23 firms that offer life insurance and wealth transfer, corporate and executive benefits and other financial services to high net worth individuals and growing entrepreneurial corporate markets. These acquisitions allowed NFP to expand into desirable geographic locations, further extend its presence in the insurance services industry and increased the volume of services currently provided.

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

The purchase price, including direct costs, associated with acquisitions accounted for as purchases and the allocations thereof, are summarized as follows:

	For the years ended December 31,
(in thousands)	2006	2005	2004
Consideration:
Cash	$97,351	$110,552	$63,027
Common stock	47,559	46,089	35,595
Other	470	5,632	558

Totals	$145,380	$162,273	$99,180

Allocation of purchase price:
Net tangible assets	$706	$1,578	$9,111
Cost assigned to intangibles:
Book of business	32,971	14,800	21,809
Management contracts	52,053	67,631	40,502
Trade name	973	4,470	702
Institutional customer relationships	—	15,700	—
Goodwill	58,677	58,094	27,056

Totals	$145,380	$162,273	$99,180

Subsequent to the Company’s initial public offering, the price per share paid by the Company was based upon an average fair market value of the Company’s publicly traded common stock over a specified period of time prior to the closing date of the acquisition.

In connection with the 23 acquisitions, the Company has contingent obligations based upon the future earnings of the acquired entities that are not included in the purchase price that was recorded for these acquisitions at the date of acquisition. Future payments made under this arrangement will be recorded as an

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

adjustment to purchase price when the contingencies are settled. As of December 31, 2006, the maximum amount of contingent obligations for the 23 firms, which is largely based on growth in earnings, was $148.6 million.

As of December 31, 2006 the Company has capitalized approximately $1.0 million and $17.0 million relating to contingent consideration for firms acquired in 2005 and 2004, respectively.

In connection with the 23 acquisitions, the Company expects approximately $40.7 million of goodwill to be deductible over 15 years for tax purposes.

The following table summarizes the required disclosures of the unaudited pro forma combined entity, as if the acquisitions occurred at January 1, 2005.

	For the years ended December 31,
(in thousands, except per share amounts)	2006	2005
Revenue	$1,104,296	$973,289
Income before income taxes	$109,110	$117,062
Net income	$61,979	$67,791
Earnings per share—basic	$1.62	$1.85
Earnings per share—diluted	$1.52	$1.74

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred at January 1, 2006 and 2005, respectively, nor is it necessarily indicative of future operating results.

Divestitures with Principals

During 2006, the company sold four subsidiaries, one in exchange for cash of less than $0.1 million, one in exchange for cash of approximately $0.1 million, one in exchange for cash and a promissory note of $2.4 million and 26,166 shares of NFP’s common stock with a value of $1.2 million and one in exchange for cash of less than $0.1 million and 8,766 shares of NFP’s common stock with a value of approximately $0.4 million. During 2005, the Company sold four subsidiaries, one in exchange for cash and a promissory note of $2.0 million and 64,291 shares of NFP’s common stock with a value of $3.4 million, one in exchange for a promissory note of $0.1 million and 1,829 shares of NFP’s common stock with a value of $0.1 million, one in exchange for 25,507 shares of NFP’s common stock with a value of $1.0 million, the other for 889 shares of NFP’s common stock with a value of less than $0.1 million. During 2004, the Company sold one subsidiary in exchange for cash of $0.1 million, a promissory note of $0.7 million, and 29,788 shares of NFP’s common stock with a value of $0.9 million. In 2006, the loss from disposal of subsidiaries was less than $0.1 million. In 2005 and 2004 the gain from disposal of subsidiaries was $6.3 and $0.1 million.

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 16—Goodwill and other intangible assets

Goodwill

The changes in the carrying amount of goodwill are as follows:

	For the years ended December 31,
(in thousands)	2006	2005
Balance as of January 1,	$357,353	$281,212
Goodwill acquired during the year, including goodwill acquired related to the deferred tax liability of $12,466 (2006) and $20,107 (2005)	71,143	78,200
Contingent consideration payments, firm disposals, firm restructures and other	42,979	926
Impairment of goodwill	(5,084)	(2,985)

Balance as of December 31,	$466,391	$357,353

Acquired intangible assets

	As of December 31,
	2006		2005
(in thousands)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortizing identified intangible assets:
Book of business	$157,823	$(61,544)	$127,222	$(47,429)
Management contracts	322,109	(51,138)	277,598	(39,449)
Institutional customer relationships	15,700	(1,526)	15,700	(654)

Total	$495,632	$(114,208)	$420,520	$(87,532)

Non-amortizing intangible assets:
Goodwill	$479,036	$(12,645)	$370,083	$(12,730)
Trade name	8,968	(140)	8,121	(140)

Total	$488,004	$(12,785)	$378,204	$(12,870)

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

Aggregate amortization expense for amortizing intangible assets for the year ended December 31, 2006, 2005 and 2004 was $28.0 million, $23.7 million and $19.6 million, respectively. Intangibles related to book of business, management contracts and institutional customer relationships are being amortized over a 10-year, 25-year period and 18 year period respectively. Estimated amortization expense for each of the next five years is $29.6 million per year. Estimated amortization expense for each of the next five years will change primarily as the Company continues to acquire firms.

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

Impairments were identified among, six, eight and seven firms for the years ended December 31, 2006, 2005 and 2004, respectively. The Company compared the carrying value of each firm’s long-lived assets (book of business and management contract) to an estimate of their respective fair value. The fair value is based upon the amount at which the long-lived assets could be bought or sold in a current transaction between the Company and its principals, and or the present value of the assets’ future cash flow. Based upon this analysis, the following impairments of amortizing intangible assets were recorded (in thousands):

	Impairment loss as of December 31,
(in thousands)	2006	2005	2004
Amortizing identified intangible assets:
Management Contract	$5,420	$3,432	$2,152
Book of Business	144	1,569	191
Institutional customer relationships	—	—	—

Total	$5,564	$5,001	$2,343

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

	Impairment loss as of December 31,
(in thousands)	2006	2005	2004
Non-amortizing intangible assets:
Trade name	$97	$71	$63
Goodwill	5,084	2,985	2,385

Total	$5,181	$3,056	$2,448

The total impairment of goodwill and intangible assets recognized in the consolidated statements of income for the years ended December 31, 2006, 2005 and 2004, was $10.7 million, $8.1 million and $4.8 million, respectively.

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 17—Non-cash transactions

The following are non-cash activities:

	For the years ended December 31,
(in thousands)	2006	2005	2004
Stock issued as consideration for acquisitions	$47,559	$46,089	$35,595
Net assets acquired in connection with acquisitions	706	1,578	9,111
Stock held in escrow	—	2,481	—
Stock issued as incentive compensation	4,442	4,368	25
Restricted stock units issued as incentive compensation	1,532	2,026	—
Stock issued for contingent consideration	10,904	7,106	8,923
Stock repurchased, note receivable and satisfaction of an accrued liability in connection with divestitures of acquired firms	1,612	4,505	947
Stock repurchased, note receivable and satisfaction of an accrued liability in exchange for the restructure of an firm	743	7,511	993
Stock repurchased in exchange for satisfaction of a note receivable, due from principals and/or certain entities they own and other assets	138	1,948	310
Excess tax benefit from stock-based awards exercised/lapsed	3,300	9,739	2,242
Accrued liability for contingent consideration	18,686	5,294	15,398

Note 18—Quarterly Financial Data (Unaudited)

The quarterly results of operations are summarized below:

(in thousands, except per share amounts)	December 31	September 30	June 30	March 31
2006
Commissions and fees revenue	$309,469	$267,078	$262,294	$238,272
Gross margin	58,568	52,188	48,259	40,230
Net income	17,931	16,463	13,725	9,459
Earnings per share:
Basic	$0.46	$0.43	$0.37	$0.25
Diluted	$0.44	$0.41	$0.34	$0.24
2005
Commissions and fees revenue	$290,367	$235,699	$204,766	$160,614
Gross margin	47,952	49,505	46,515	31,192
Net income	21,096	16,868	12,389	5,829
Earnings per share:
Basic	$0.57	$0.47	$0.35	$0.17
Diluted	$0.54	$0.44	$0.32	$0.16

The comparability of the quarterly results were impacted by the transition to a single methodology for both calculating and paying management fees which occurred in the fourth quarter of 2005. Under the prior methodology the Company reversed $3.4 million of previously accrued management fees which became subject to new earnings thresholds and no reversal was made in the first quarter of 2006. Also, as part of this transition process the Company recognized an additional $6.1 million of management fee expense in the fourth quarter of 2005.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 19—Subsequent events

Amendment to Credit Agreement

In January 2007, the Company entered into an amendment (the “Amendment”) to its credit agreement, dated as of August 22, 2006, with various financial institutions party thereto and Bank of America, N.A., as administrative agent. The Amendment, among other things, amended certain covenants to which the Company was subject under the credit agreement and makes other changes in contemplation of an issuance by the Company of convertible notes due 2012 (discussed separately below). Under the Amendment, the Company can incur up to $250 million in aggregate principal amount outstanding in unsecured indebtedness and unsecured subordinated indebtedness subject to certain conditions; previously, the Company could incur $75 million of unsecured subordinated debt. In addition, to induce the credit facility lenders to consent to the Amendment, the Company agreed to pay to the administrative agent for the ratable benefit of the credit facility lenders that sign the Amendment an amendment fee equal to 0.05% of the commitments of such lenders.

Convertible Senior Notes

In January 2007, the Company issued $230 million, including over-allotment, aggregate principal amount of convertible senior notes due 2012. The convertible senior notes will pay interest semiannually at a rate of 0.75% per annum and have a conversion rate of 17.9791 shares of common stock per $1,000 principal amount of notes (equivalent to a conversion price of $55.62 per share), subject to adjustment. Upon conversion, the Company will be required to pay cash or a combination of cash and common stock based on specified formulas. The Company received proceeds, net of underwriting fees and the cost of the convertible note hedge and warrant transactions referred to below, of approximately $201.2 million of which $106.6 million was used to repurchase 2.3 million shares of its common stock from Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. (collectively, “Apollo”) in a privately negotiated transaction described below and $94.6 million was used to pay down balances outstanding under the Company’s credit facility.

Convertible Note Hedge and Warrant Transactions

Concurrent with the issuance of the convertible notes the Company entered into a convertible note hedge and warrants with one of the underwriters for the convertible notes. The transactions are expected to reduce the potential dilution to the Company’s stock upon future conversions of the notes. Under the convertible note hedge the Company purchased 230,000 call options for an aggregate premium of $55.9 million. Each call option entitles the Company to repurchase an equivalent number of shares issued upon conversion of the convertible notes at the same strike price ($55.62 per share), generally subject to the same adjustments. The call options expire on maturity date of the convertible notes. The Company also sold warrants for an aggregate premium of $34.0 million. Each warrant entitles its holder to purchase from the Company one share of common stock for a strike price that is initially set at $69.52 per share and which increases to $83.43 per share on a specified schedule throughout the term of the warrants. The warrants expire ratably over a period of 40 scheduled trading days between May 1, 2012 and June 26, 2012, on which dates, if not previously exercised, the warrants will be treated as automatically exercised if they are in the money. The warrants provide for net-share settlement. The net cost of the convertible note hedge and warrants to the Company is $21.9 million. These transactions will be an adjustment to additional paid in capital.

Secondary Offering

In January 2007, certain of the Company’s stockholders offered 1,850,105 shares of NFP common stock, par value $0.10, in a registered public offering (the “secondary offering”). In connection with the secondary

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

offering, stock options for 349,455 shares were exercised resulting in cash proceeds payable to the Company of $3.8 million. In addition, the Company received a tax benefit, net of a related deferred tax asset of $0.9 million, which will be recorded as an adjustment to additional paid in capital.

Share Repurchase

In January 2007, the Company entered into an agreement with Apollo to repurchase 2,300,000 shares of common stock from Apollo in a privately negotiated transaction. Apollo sold these shares to the Company at the same price per share as the initial price per share to the public in the secondary offering. After completion of the privately negotiated repurchase and the secondary offering, Apollo received the same proceeds per share, net of underwriting discounts, for the shares it sold pursuant to the repurchase and in the secondary offering, on an aggregate basis, as the other selling stockholders received for the shares they sold in the secondary offering.

Concurrent with the issuance of the convertible notes the Company entered into a convertible note hedge and warrants with one of the underwriters for the convertible notes. The transactions are expected to reduce the potential dilution from the issuance of the convertible notes.

Acquisitions

Subsequent to December 31, 2006 and through February 22, 2007, the Company completed transactions representing 10 acquisitions (including 5 sub-acquisitions). The acquisition consideration paid was a combination of cash and common stock. The consideration NFP paid for the 10 acquired firms include approximately $68.8 million in cash and the issuance of approximately 462,000 shares of NFP common stock. NFP paid approximately $4.5 million in cash for its share of the 5 sub-acquisitions. Included among these transactions was the Company’s acquisition of Balser Companies, a leading executive benefits firm, which would be NFP’s largest benefits acquisition. Founded in 1968, Balser serves the Fortune 500 market through its deferred compensation plans and supplemental executive plans, which include life insurance, disability and long term care. The Company agreed to pay approximately $52.8 million in a combination of cash and NFP common stock to the shareholders of Balser.

Employee Stock Purchase Plan

Effective January 1, 2007, the Company put in place an Employee Stock Purchase Plan (the “Plan”). The Plan is designed to encourage the purchase of Common Stock by the Company’s employees, further aligning the economic interests of employees and stockholders and providing an incentive for continued employees. Up to 3,500,000 shares of Common Stock will be available for issuance under the Plan, subject to adjustment. The discount available to employees will be an expense on the Consolidated Statements of Income.

Dividends

On February 14, 2007, the Company’s Board of Directors declared a $0.18 per share of common stock quarterly cash dividend. The dividend will be payable on April 9, 2007 to stockholders of record at the close of business on March 16, 2007.