Form 10-Q
period 2007-03-31
NATIONAL FINANCIAL PARTNERS CORP
filed 2007-05-04
CIK 1183186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

The number of outstanding shares of the registrant’s Common Stock, $0.10 par value, as of April 30, 2007 was 37,663,078.

National Financial Partners Corp. and Subsidiaries

Form 10-Q

Forward-Looking Statements

National Financial Partners Corp. and its subsidiaries (“the Company”) and their representatives may from time to time make verbal or written statements, including certain statements in this report, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words “anticipate,” “expect,” “intend,” “plan,” “believe,” “estimate,” “may,” “will,” “continue” and similar expressions of a future or forward-looking nature. Forward looking statements may include discussions concerning revenue, expenses, earnings, cash flow, dividends, capital structure, credit facilities, market and industry conditions, premium and commission rates, interest rates, contingencies, the direction or outcome of regulatory investigations and litigation, income taxes and NFP’s operations.

These forward-looking statements are based on management’s current views with respect to future results, and are subject to risks and uncertainties. Forward-looking statements are based on beliefs and assumptions made by management using currently available information, such as market and industry materials, experts’ reports and opinions, and trends. These statements are only predictions and are not guarantees of future performance. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by a forward-looking statement. These factors include, without limitation:

•	the Company’s success in acquiring high-quality independent financial services distribution firms;

•	the performance of the Company’s firms following acquisition;

•	competition in the business of providing financial services to the high net worth and entrepreneurial corporate markets;

•	the Company’s ability, through its operating structure, to respond quickly to operational or financial situations and to grow its business;

•	the Company’s ability to effectively manage its business through the principals of its firms;

•	changes in tax laws, including the elimination or modification of the federal estate tax and any change in the tax treatment of life insurance products;

•	changes in the pricing, design or underwriting of insurance products;

•	changes in premiums and commission rates;

•	adverse developments in the insurance markets in which the Company operates, resulting in fewer sales of insurance-related products;

•

adverse results or other consequences from litigation, arbitration or regulatory investigations, including those related to compensation agreements with insurance companies and activities within the life settlements industry;

•	uncertainty in the insurance and life settlements industries arising from investigations into certain business practices by various governmental authorities and related litigation;

•	the reduction of the Company’s revenue and earnings due to the elimination or modification of compensation arrangements, including contingent compensation arrangements;

•	changes in interest rates or general economic conditions;

•

the impact of legislation or regulations in jurisdictions in which the Company’s subsidiaries operate, including the possible adoption of comprehensive and exclusive federal regulation over all interstate insurers;

•

adverse results or other consequences from higher than anticipated compliance costs, including those related to expenses arising from internal reviews of business practices and regulatory investigations;

•	the occurrence of adverse economic conditions or an adverse regulatory climate in New York, Florida or California;

•	the loss of services of key members of senior management;

•	the availability or adequacy of errors and omissions insurance or other types of insurance coverage protection; and

•	the Company’s ability to effect smooth succession planning at its firms.

Additional factors are set forth in National Financial Partners Corp.’s (“NFP’s”) filings with the Securities and Exchange Commission (the “SEC”), including its Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on February 22, 2007.

Forward-looking statements speak only as of the date on which they are made. NFP expressly disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Part I – Financial Information

Item 1. Financial Statements (Unaudited)

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(in thousands, except per share amounts)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$80,833	$98,206
Cash, cash equivalents and securities purchased under resale agreements in premium trust accounts	50,987	57,443
Commissions, fees and premiums receivable, net	92,182	126,035
Due from principals and/or certain entities they own	14,091	10,292
Notes receivable, net	7,729	5,539
Deferred tax assets	13,080	10,429
Other current assets	14,441	13,715
Total current assets	273,343	321,659
Property and equipment, net	28,402	27,749
Deferred tax assets	19,064	17,726
Intangibles, net	429,198	390,252
Goodwill, net	535,170	466,391
Notes receivable, net	10,722	9,121
Other non-current assets	10,211	4,146
Total assets	$1,306,110	$1,237,044
LIABILITIES
Current liabilities:
Premiums payable to insurance carriers	$51,256	$57,581
Borrowings	70,000	83,000
Income taxes payable	—	13,521
Due to principals and/or certain entities they own	18,381	64,307
Accounts payable	19,968	36,267
Dividends payable	6,780	6,973
Accrued liabilities	70,925	70,479
Total current liabilities	237,310	332,128
Deferred tax liabilities	114,353	105,163
Convertible senior notes	230,000	—
Other non-current liabilities	42,893	24,881
Total liabilities	624,556	462,172
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value: Authorized 200,000 shares; none issued	—	—
Common stock, $0.10 par value: Authorized 180,000 shares; 41,176 and 40,251 issued and 37,605 and 38,749 outstanding, respectively	4,111	4,019
Additional paid-in capital	721,883	706,512
Retained earnings	95,578	101,281
Treasury stock, 3,507 and 1,438 shares, respectively, at cost	(140,018)	(36,940)
Total stockholders’ equity	681, 554	774,872
Total liabilities and stockholders’ equity	$1,306,110	$1,237,044

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006
Revenue:
Commissions and fees	$244,224	$238,272
Cost of services:
Commissions and fees	81,307	80,600
Operating expenses (excludes amortization and depreciation shown separately below)	86,131	74,214
Management fees	36,304	43,228
Total cost of services	203,742	198,042
Gross margin	40,482	40,230
Corporate and other expenses:
General and administrative	14,703	12,540
Amortization and depreciation	10,474	8,826
Impairment of goodwill and intangible assets	1,829	2,425
(Gain) loss on sale of subsidiaries	(1,583)	343
Total corporate and other expenses	25,423	24,134
Income from operations	15,059	16,096

Interest and other income	2,321	1,532
Interest and other expense	(1,981)	(1,470)
Net interest and other	340	62
Income before income taxes	15,399	16,158
Income tax expense	6,906	6,699
Net income	$8,493	$9,459
Earnings per share:
Basic	$0.23	$0.25
Diluted	$0.21	$0.24

Dividends declared per share	$0.18	$0.15
Weighted average shares outstanding:
Basic	37,365	37,381
Diluted	39,581	40,605

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2007	2006
Cash flow from operating activities:
Net income	$8,493	$9,459
Adjustments to reconcile net income to net cash used in operating activities:
Deferred taxes	(2)	(4,789)
Stock-based compensation	2,923	2,171
Impairment of goodwill and intangible assets	1,829	2,425
Amortization of intangibles	8,006	6,705
Depreciation	2,468	2,121
(Gain) loss on disposal of subsidiaries	(1,583)	343
Other, net	155	—
(Increase) decrease in operating assets:
Cash, cash equivalents and securities purchased under resale agreements in premium trust accounts	6,456	2,466
Commissions, fees and premiums receivable, net	43,065	45,410
Due from principals and/or certain entities they own	(5,879)	(2,480)
Notes receivable, net – current	(2,190)	(2,462)
Other current assets	854	1,003
Notes receivable, net – non-current	(1,601)	898
Other non-current assets	41	(16)
Increase (decrease) in operating liabilities:
Premiums payable to insurance carriers	(6,325)	(3,021)
Income taxes payable	(13,023)	(1,269)
Due to principals and/or certain entities they own	(46,030)	(55,415)
Accounts payable	(19,185)	2,214
Accrued liabilities	(10,374)	(28,093)
Other non-current liabilities	4,555	5,072
Total adjustments	(35,840)	(26,717)
Net cash used in operating activities	(27,347)	(17,258)
Cash flow from investing activities:
Proceeds from disposal of subsidiaries	1,183	52
Purchases of property and equipment, net	(1,940)	(2,777)
Payments for acquired firms, net of cash and contingent consideration	(70,239)	(42,686)
Net cash used in investing activities	(70,996)	(45,411)
Cash flow from financing activities:
Repayments of borrowings	(95,000)	(15,000)
Proceeds from borrowings	82,000	57,000
Proceeds from convertible senior notes	230,000	—
Convertible senior notes issuance costs	(7,578)	—
Proceeds from warrants sold	34,040	—
Purchase of call options	(55,890)	—
Proceeds from stock-based awards, including tax benefit	6,976	3,990
Payments for treasury stock repurchase	(106,605)	—
Dividends paid	(6,973)	(5,539)
Net cash provided by financing activities	80,970	40,451
Net decrease in cash and cash equivalents	(17,373)	(22,218)
Cash and cash equivalents, beginning of the period	98,206	105,761
Cash and cash equivalents, end of the period	$80,833	$83,543
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$8,910	$10,861
Cash paid for interest	$890	$996
Non-cash transactions:
See Note 8

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2007

(Unaudited)

Note 1 - Nature of Operations

National Financial Partners Corp. (“NFP”), a Delaware corporation, was formed on August 27, 1998, but did not commence operations until January 1, 1999. The principal business of NFP and its subsidiaries (the “Company”) is the acquisition and management of operating companies it acquires which form a national network of independent financial advisors specializing in life insurance and wealth transfer, corporate and executive benefits, financial planning and investment advisory services to high net worth individuals and entrepreneurial companies. As of March 31, 2007, the Company owned 176 firms.

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

All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2006, included in NFP’s Annual Report on Form 10-K for the year ended December 31, 2006, filed with the SEC on February 22, 2007.

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

Revenue recognition

Insurance and annuity commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. First-year commissions are calculated as a percentage of the first twelve months’ premium on the policy and earned in the year that the policy is originated. In many cases, the Company receives renewal commissions for a period following the first year, if the policy remains in force. The Company also earns commissions on the sale of insurance policies written for benefit programs. The commissions are paid each year as long as the client continues to use the product and maintain its broker of record relationship with the Company. The Company also earns fees for the development and implementation of corporate and executive benefit programs as well as fees for the duration that these programs are administered. Asset-based fees are also earned for administrative services or consulting related to certain benefits plans. Insurance commissions are recognized as revenue when the following three criteria are met: (1) the policy application process is substantially complete, (2) the premium is paid, and (3) the insured party is contractually committed to the purchase of the insurance policy. The Company carries an allowance for policy cancellations, which approximated $1.2 million at March 31, 2007 and 2006, that is periodically evaluated and adjusted as necessary. Miscellaneous commission adjustments are generally recorded as they occur. Contingent commissions are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably estimated prior to receipt of the commission. Certain of the Company’s firms may also receive fees for the settlement of life insurance policies. These fees are generally based on a percentage of the settlement proceeds received by their clients, and recognized as revenue when the policy is transferred and the rescission period has ended.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2007 — (Continued)

(Unaudited)

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

The Company earns additional compensation in the form of incentive and marketing support revenue payments from manufacturers of financial services products, based on the volume, persistency and profitability of business generated by the Company for these three sources. Incentive and marketing support revenue is recognized at the earlier of notification of a payment or when payment is received, unless there exists historical data and other factors which enable management to reasonably estimate the amount earned during the period.

Stock-based compensation

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” and the Securities and Exchange Commission Staff Accounting Bulletin No. 107 (collectively “SFAS 123R”) which is a revision of SFAS 123, which superseded APB 25 and amended SFAS No. 95, “Statement of Cash Flows.” The Company adopted the modified prospective transition method provided for under SFAS 123R and, accordingly, has not restated prior year amounts. Under the transition method, compensation expense includes all share-based payment awards granted prior to, but not yet vested as of, January 1, 2003, the date of the Company’s adoption of SFAS 123, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Stock-based compensation expense includes an estimate for forfeitures and is recognized over the expected term of the award on a straight-line basis. The Company evaluated the need to record a cumulative effect adjustment relating to estimated forfeitures for unvested, previously issued awards and the impact was not deemed to be material on adoption.

The Company measured the fair value for stock options using the Black-Scholes valuation model under SFAS 123 and will continue to use this model under SFAS 123R.

The Company recorded for firm employees, principals, and firm activities, a charge to cost of services of $1.0 million and $0.7 million for the three months ended March 31, 2007 and March 31, 2006, respectively. The Company also recorded $1.9 million and $1.4 million as a component of general and administrative expense in corporate and other expenses for the three months ended March 31, 2007 and March 31, 2006, respectively. Total stock-based compensation for the three months ended March 31, 2007 and March 31, 2006 were $2.9 million and $2.2 million, respectively.

Reclassifications and adjustments

During the three months ended March 31, 2006, the Company wrote off $1.3 million, net of tax, of non-collectable receivables that related to several prior quarters spanning over two years. Had these receivables been written off in their respective prior quarters, the impact would have been immaterial to the interim consolidated financial statements.

Recently issued accounting pronouncements

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). As a result of adoption, the Company recognized a charge of $7.4 million to the January 1, 2007 retained earnings balance. As of the adoption date, the Company had unrecognized tax benefits of $16.3 million of which $9.8 million, if recognized, would affect the effective tax rate. Also, as of the adoption date, the Company had accrued interest and penalties relating to the unrecognized tax benefits of $2.4 million and $0.8 million, respectively. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no significant changes to any of these amounts during the first quarter of 2007.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2007 — (Continued)

(Unaudited)

As of January 1, 2007, the Company is subject to U.S. Federal income tax examinations for the tax years 2003 through 2006, and to various state and local income tax examinations for the tax years 2001 through 2006.

The Company believes that it is reasonably possible that the total amounts of unrecognized tax benefits could significantly decrease within the next 12 months due to the settlement of state income tax audits and expiration of statutes of limitations in various state and local jurisdictions; however, quantification of an estimated range cannot be made at this time.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company will adopt SFAS 157 on January 1, 2008. Management is currently evaluating the effect, if any, of SFAS 157 on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. Management is currently evaluating the effect, if any, of SFAS 159 on the Company’s consolidated financial statements.

Note 3 - Earnings Per Share

The computations of basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2007	2006
(in thousands, except per share amounts)
Basic:
Net income	$8,493	$9,459
Average shares outstanding	37,274	37,232
Contingent consideration	91	149
Total	37,365	37,381
Basic earnings per share	$0.23	$0.25
Diluted:
Net income	$8,493	$9,459
Average shares outstanding	37,274	37,232
Stock held in escrow	64	64
Contingent consideration	277	284
Stock-based awards	1,964	2,485
Other	2	—
Total	39,581	40,065
Diluted earnings per share	$0.21	$0.24

Note 4 - Acquisitions

During the three months ended March 31, 2007, the Company acquired eleven firms that offer life insurance and wealth transfer, corporate and executive benefits and other financial services to high net worth individuals and entrepreneurial companies. These acquisitions allowed the Company to expand its presence in desirable geographic locations, further extend its presence in the life insurance and wealth transfer, corporate and executive benefits, and financial planning and investment advisory markets and increase the volume of services currently provided.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2007 — (Continued)

(Unaudited)

The purchase price associated with acquisitions accounted for as purchases, including direct costs and the allocations thereof, are summarized as follows:

	Three Months Ended March 31,
(in thousands)	2007	2006
Purchase price:
Cash	$72,004	$42,225
Common stock	20,022	18,697
Other	546	204
Totals	$92,572	$61,126
Allocation of purchase price:
Net tangible assets	$6,843	$(469)
Cost assigned to intangibles:
Book of business	19,726	12,433
Management contract	28,847	23,034
Trade name	552	412
Goodwill	36,604	25,716
Total	$92,572	$61,126

The price per share of common stock paid by NFP was based upon an average fair market value of NFP’s publicly traded common stock over a specified period of time prior to the closing date of the acquisition.

In connection with the eleven acquisitions, the Company has contingent obligations based upon the future earnings of the acquired entities that are not included in the purchase price that was recorded for these acquisitions at the effective date of acquisition. Future payments made under this arrangement will be recorded as an adjustment to purchase price when the contingencies are settled. As of March 31, 2007, the maximum amount of contingent consideration payable to the eleven firms, which is largely based on growth in earnings, was $66.1 million.

In connection with the eleven acquisitions, the Company expects approximately $15.1 million of goodwill to be deductible over 15 years for tax purposes.

During the three months ended March 31, 2007, the Company did not capitalize any amounts relating to contingent consideration for firms acquired in 2007 and capitalized $3.0 million for firms acquired in 2006.

The following table summarizes the required disclosures of the pro forma combined entity, as if these acquisitions occurred at January 1, 2007 and 2006, respectively:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2007	2006
Revenue	$245,609	$248,149
Income before income taxes	15,863	19,074
Net income	8,749	11,165
Earnings per share – basic	0.23	0.30
Earnings per share – diluted	0.22	0.27

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred at January 1, 2007 and 2006, respectively, nor is it necessarily indicative of future operating results.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2007 — (Continued)

(Unaudited)

 Note 5 - Goodwill and Other Intangible Assets

Goodwill:

The changes in the carrying amount of goodwill for the three months ended March 31, 2007 are as follows:

(in thousands)	2007
Balance as of January 1,	$466,391
Goodwill acquired during the year, including goodwill acquired related to the deferred tax liability of $11,048	47,652
Contingent consideration payments	20,981
Firm disposals, firm restructures and other, net	146
Impairment of goodwill	—
Balance as of March 31,	$535,170

Acquired intangible assets:

	As of March 31, 2007		As of December 31, 2006
(in thousands)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortizing identified intangible assets:
Book of business	$177,330	$(65,776)	$157,823	$(61,544)
Management contract	347,872	(53,561)	322,109	(51,138)
Institutional customer relationships	15,700	(1,744)	15,700	(1,526)
Total	$540,902	$(121,081)	$495,632	$(114,208)
Non-amortizing intangible assets:
Goodwill	$547,536	$(12,366)	$479,036	$(12,645)
Trade name	9,510	(133)	8,968	(140)
Total	$557,046	$(12,499)	$488,004	$(12,785)

Aggregate amortization expense for intangible assets subject to amortization for the three months ended March 31, 2007 was $8.0 million. Intangibles related to book of business, management contract and institutional customer relationships are being amortized over a 10-year, 25-year and 18-year period, respectively. Based on the Company’s acquisitions as of March 31, 2007, estimated amortization expense for each of the next five years is $32.6 million per year. Estimated amortization expense for each of the next five years will change primarily as the Company continues to acquire firms.

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2007 — (Continued)

(Unaudited)

Impairments were identified at one firm for each of the three months ended March 31, 2007 and 2006, respectively. The Company compared the carrying value of each firm’s long-lived assets (book of business, management contract and institutional customer relationships) with an estimate of their respective fair values. The fair value is based upon the amount at which the long-lived assets could be bought or sold in a current transaction between the Company and its principals, and/or the present value of the assets’ future cash flow. Based upon this analysis, the following impairments of amortizing intangible assets were recorded:

(in thousands)	Impairment loss as of March 31,
	2007	2006
Amortizing identified intangible assets:
Management contract	$1,783	$997
Book of business	46	36
Institutional customer relationships	—	—
Total	$1,829	$1,033

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

(in thousands)	Impairment loss as of March 31,
	2007	2006
Non-amortizing identified intangible assets:
Trade name	$—	$36
Goodwill	—	1,356
Total	$—	$1,392

The total impairment of goodwill and intangible assets recognized in the consolidated statements of income was $1.8 million and $2.4 million for the three month periods ended March 31, 2007 and 2006, respectively.

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2007 — (Continued)

(Unaudited)

Note 6 – Borrowings

Credit Facility

On January 16, 2007, NFP entered into an amendment (the “Amendment”) to its $212.5 million credit facility, dated as of August 22, 2006, with various financial institutions party thereto and Bank of America, N.A., as administrative agent. The Amendment, among other things, modified certain covenants to which NFP was subject under the credit agreement and made other changes in contemplation of the issuance by NFP of the convertible senior notes due 2012 (discussed separately below). Under the Amendment, NFP can incur up to $250 million in aggregate principal amount outstanding in unsecured indebtedness and unsecured subordinated indebtedness subject to certain conditions; previously, NFP could incur $75 million of unsecured subordinated debt. The Amendment also provides that cumulative Restricted Payments (as defined in the Amendment), which include but are not limited to dividends and share repurchases, may not exceed 50% of consolidated net income for the then completed fiscal quarters of the Company commencing with the fiscal quarter ending March 31, 2006 plus $150 million; previously, Restricted Payments could not exceed 50% of consolidated net income for the then completed fiscal quarters of the Company commencing with the fiscal quarter ending March 31, 2006 plus $125 million. In addition, to induce the credit facility lenders to consent to the Amendment, NFP agreed to pay to the administrative agent for the ratable benefit of the credit facility lenders that signed the Amendment an amendment fee equal to 0.05% of the commitments of such lenders. The $212.5 million credit facility replaced NFP’s previous $175 million credit facility and is used to finance acquisitions and fund general corporate purposes.

Borrowings under the credit facility bear interest, at NFP’s election, at a rate per annum equal to: (i) at any time when the Company’s Consolidated Leverage Ratio, as defined in the credit facility, is greater than or equal to 2.0 to 1.0, the ABR plus 0.25% per annum or the Eurodollar Rate plus 1.25%, (ii) at any time when the Company’s Consolidated Leverage Ratio is less than 2.0 to 1.0 but greater than or equal to 1.0 to 1.0, the ABR or the Eurodollar Rate plus 1.00% and (iii) at any time when the Company’s Consolidated Leverage Ratio is less than 1.0 to 1.0, the ABR or the Eurodollar Rate plus 0.75%. As used in the credit facility, “ABR” means, for any day, the greater of (i) the federal funds rate in effect on such day plus 0.5% and (ii) the rate of interest in effect as publicly announced by Bank of America as its prime rate.

The credit facility is structured as a revolving credit facility and matures on August 22, 2011. NFP’s obligations under the credit facility are secured by all of its and its subsidiaries’ assets. Up to $35 million of the credit facility is available for the issuance of letters of credit and there is a $10 million sublimit for swingline loans. The credit facility contains various customary restrictive covenants that prohibit the Company from, subject to various exceptions and among other things: (i) incurring additional indebtedness or guarantees, (ii) creating liens or other encumbrances on property or granting negative pledges, (iii) entering into a merger or similar transaction, (iv) selling or transferring certain property, (v) declaring dividends or making other restricted payments and (vi) making investments. In addition, the credit facility contains financial covenants requiring the Company to maintain a minimum interest coverage ratio and a maximum consolidated leverage ratio. As of March 31, 2007, management believes that the Company was in compliance with all covenants under the facility.

NFP’s prior credit facility was structured as a revolving credit facility and was due on June 15, 2008 unless NFP elected to convert the credit facility to a term loan, at which time it would have amortized over one year, with a principal payment due on December 15, 2008 and a final maturity of June 15, 2009.

As of March 31, 2007, the combined year-to-date weighted average interest rate for NFP’s credit facility was 6.20%. The weighted average of its previous credit facility in the prior year period was 6.05%.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2007 — (Continued)

(Unaudited)

Convertible Senior Notes

In January 2007, NFP issued $230 million (including over-allotment) aggregate principal amount of 0.75% convertible senior notes due February 1, 2012 (the “notes”). The notes are senior unsecured obligations and rank equally with the Company’s existing or future senior debt and senior to any subordinated debt. The notes will be structurally subordinated to all existing or future liabilities of NFP’s subsidiaries and will be effectively subordinated to existing or future secured indebtedness to the extent of the value of the collateral. The notes were used to pay the net cost of the convertible note hedge and warrant transactions, repurchase 2,300,000 shares of NFP’s common stock from Apollo and to repay a portion of outstanding amounts of principal and interest under NFP’s credit facility (all as discussed herein).

Holders may convert their notes at their option on any day prior to the close of business on the scheduled trading day immediately preceding December 1, 2011 only under the following circumstances: (1) during the five business-day period after any five consecutive trading-day period (the “measurement period”) in which the price per note for each day of that measurement period was less than 98% of the product of the last reported sale price of NFP’s common stock and the conversion rate on each such day; (2) during any calendar quarter (and only during such quarter) after the calendar quarter ending March 31, 2007, if the last reported sale price of NFP’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (3) upon the occurrence of specified corporate events. The notes will be convertible, regardless of the foregoing circumstances, at any time from, and including, December 1, 2011 through the second scheduled trading day immediately preceding the maturity date.

Upon conversion, NFP will pay, at its election, cash or a combination of cash and common stock based on a daily conversion value calculated on a proportionate basis for each trading day of the relevant 20 trading day observation period. The initial conversion rate for the notes will be 17.9791 shares of common stock per $1,000 principal amount of notes, equivalent to a conversion price of approximately $55.62 per share of common stock. The conversion price will be subject to adjustment in some events but will not be adjusted for accrued interest. In addition, if a “fundamental change” (as defined in the First Supplemental Indenture governing the notes) occurs prior to the maturity date, NFP will, in some cases and subject to certain limitations, increase the conversion rate for a holder that elects to convert its notes in connection with such fundamental change.

Concurrent with the issuance of the notes, NFP entered into convertible note hedge and warrant transactions with an affiliate of one of the underwriters for the notes. The transactions are expected to reduce the potential dilution to NFP’s common stock upon future conversions of the notes. Under the convertible note hedge NFP purchased 230,000 call options for an aggregate premium of $55.9 million. Each call option entitles NFP to repurchase an equivalent number of shares issued upon conversion of the notes at the same strike price ($55.62 per share), generally subject to the same adjustments. The call options expire on the maturity date of the notes. NFP also sold warrants for an aggregate premium of $34.0 million. The warrants expire ratably over a period of 40 scheduled trading days between May 1, 2012 and June 26, 2012, on which dates, if not previously exercised, the warrants will be treated as automatically exercised if they are in the money. The warrants provide for net-share settlement. The net cost of the convertible note hedge and warrants to the Company is $21.9 million. Debt issuance costs associated with the notes of approximately $7.6 million are recorded in other current and non-current assets and will be amortized over the term of the notes

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the Company recorded the cost incurred in connection with the convertible note hedge, including the related tax benefit, and the proceeds from the sale of the warrants as adjustments to additional paid in capital and will not recognize subsequent changes in fair value.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2007 — (Continued)

(Unaudited)

Note 7 – Stockholders’ Equity

The changes in stockholders’ equity during the three months ended March 31, 2007 is summarized as follows:

		Additional
	Par	Paid-in	Retained	Treasury
(in thousands)	Value	Capital	Earnings	Stock	Total
Balance at December 31, 2006	$4,019	$706,512	$101,281	$(36,940)	$774,872
Common stock issued for:
Acquisitions	46	19,976	—	—	20,022
Contingent consideration	—	5,607	—	3,106	8,713
Incentive payments	—	1,123	—	639	1,762
Other	—	37	—	21	58
Common stock repurchased	—	—	—	(106,844)	(106,844)
Purchase of call options	—	(55,890)	—	—	(55,890)
Sale of warrants	—	34,040	—	—	34,040
Tax benefit from purchase of call options	—	498	—	—	498
Stock issued through Employee Stock Purchase Plan	—	97	—	—	97
Stock-based awards exercised/lapsed, including tax benefit	46	6,930	—	—	6,976
Amortization of unearned stock-based compensation, net of cancellations	—	2,953	(30)	—	2,923
Cash dividends declared on common stock	—	—	(6,780)	—	(6,780)
Impact of adoption of new accounting standard - FIN 48	—	—	(7,386)	—	(7,386)
Net income	—	—	8,493	—	8,493
Balance at March 31, 2007	$4,111	$721,883	$95,578	$(140,018)	$681,554

Secondary Offering

In January 2007, certain of NFP’s stockholders offered 1,850,105 shares of NFP common stock, par value $0.10, in a registered public offering (the “secondary offering”). In connection with the secondary offering, stock options for 349,455 shares were exercised resulting in cash proceeds payable to the Company of $3.8 million. In addition, the Company received a tax benefit, net of related deferred tax asset, of $0.9 million, which was recorded as an adjustment to additional paid-in capital.

Treasury Shares

On January 15, 2007, NFP entered into an agreement with Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. (collectively, “Apollo”) to repurchase 2,300,000 shares of common stock from Apollo in a privately negotiated transaction. Apollo sold these shares to NFP at the same price per share as the initial price per share to the public in the January 17, 2007 secondary offering. After completion of the privately negotiated repurchase and the secondary offering, Apollo received the same proceeds per share, net of underwriting discounts, for the shares it sold pursuant to the repurchase and in the secondary offering, on an aggregate basis, as the other selling stockholders received for the shares they sold in the secondary offering.

NFP also reacquired 4,865 shares relating to the restructuring of two transactions.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2007 — (Continued)

(Unaudited)

Convertible Note Hedge and Warrant Transactions

In January 2007, concurrent with the issuance of the convertible senior notes, the Company entered into a convertible note hedge and warrant transactions with an affiliate of one of the underwriters for the convertible senior notes. The transactions are expected to reduce the potential dilution to NFP’s common stock upon future conversions of the notes. Under the convertible note hedge NFP purchased 230,000 call options for an aggregate premium of $55.9 million. Each call option entitles NFP to repurchase an equivalent number of shares issued upon conversion of the convertible notes at the same strike price ($55.62 per share), generally subject to the same adjustments. The call options expire on maturity date of the convertible notes. NFP also sold warrants for an aggregate premium of $34.0 million. The warrants expire ratably over a period of 40 scheduled trading days between May 1, 2012 and June 26, 2012, on which dates, if not previously exercised, the warrants will be treated as automatically exercised if they are in the money. The warrants provide for net-share settlement. The net cost of the convertible note hedge and warrants to the Company was $21.9 million. These transactions were recorded as an adjustment to additional paid in capital.

Employee Stock Purchase Plan

Effective January 1, 2007, NFP put in place an Employee Stock Purchase Plan (“ESPP”). The ESPP is designed to encourage the purchase of common stock by NFP’s employees, further aligning interests of employees and stockholders and providing incentive for current employees. Up to 3,500,000 shares of common stock are available for issuance under the ESPP, subject to adjustment. The ESPP enables all regular and part-time employees who have worked with NFP for at least one year to purchase shares of NFP common stock through payroll deductions of 2 to 10 percent of eligible compensation, up to an annual maximum of $10,000. The employees’ purchase price is 85% of the lesser of the market price of the common stock on the first business day or the last business day of the quarterly offering period. The Company recognizes compensation expense related to the compensatory nature of the discount given to employees who participate in the ESPP, which totaled $0.1 million for the three months ended March 31, 2007.

Summarized ESPP information is as follows:

(in thousands, except per share amounts)	Three Months Ended March 31, 2007
Employee contributions	$429
Shares to be acquired	11
Average purchase price per share	$38.08

NFP values its ESPP using the Black-Scholes option pricing model which uses the following assumptions:

Three Months Ended March 31, 2007
Expected volatility	39%
Risk free interest	5.07%
Dividend yield	1.61%
Expected term	3 months

The expected volatility is based on historical levels of volatility of NFP’s common stock and other factors. The risk free interest rate is based on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity of three months. The dividend yield is based upon NFP’s current dividend yield in effect at the time of the grant.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2007 — (Continued)

(Unaudited)

Note 8 – Non-Cash Transactions

The following non-cash transactions occurred during the periods indicated:

	Three Months Ended March 31,
(in thousands)	2007	2006
Stock issued as consideration for acquisitions	$22,022	$18,697
Net assets acquired (liabilities assumed) in connection with acquisitions	6,843	(469)
Stock issued as incentive compensation	1,762	—
Stock issued for contingent consideration	8,713	411
Stock repurchased, note receivable and satisfaction of an accrued liability in exchange for the restructure of an acquired firm	94	533
Stock repurchased in exchange for satisfaction of a note receivable, due from principal and/or certain entities they own and other assets	145	139
Excess tax benefit from stock-based awards exercised/lapsed	2,799	2,082
Accrued liability for contingent consideration	20,947	15,438

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

In March 2006, NFP received a subpoena from the New York Attorney General’s Office seeking information regarding life settlement transactions. One of NFP’s subsidiaries received a subpoena seeking the same information. The Company is cooperating fully with the Attorney General’s investigation. The investigation, however, is ongoing and the Company is unable to predict the investigation’s ultimate outcome.

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

Contingent consideration arrangements

The maximum contingent payment which could be payable as purchase consideration based on commitments outstanding as of March 31, 2007 consists of the following:

(in thousands)	2007	2008	2009	2010
Purchase consideration	$79,828	$134,103	$75,645	$76,600

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2007 — (Continued)

(Unaudited)

Performance incentives

Management fees include an accrual for certain performance-based incentive amounts payable under NFP’s ongoing incentive program. Incentive amounts are paid in a combination of cash and NFP’s common stock. In addition to the incentive award, NFP pays an additional cash incentive equal to 50% of the incentive award elected to be received in the form of NFP’s stock. This election is made subsequent to the completion of the incentive period. For firms that began their incentive period prior to January 1, 2005, the principal could elect from 0% to 100% to be paid in NFP’s common stock. No accrual is made for these additional cash incentives until the related election is made. However, for firms beginning their incentive period on or after January 1, 2005 (with the exception of Highland Capital Holding Corporation or "Highland" firms), the principal is required to take a minimum of 30% (maximum 50%) of the incentive award in common stock. The Company accrues on a current basis for these firms the additional cash incentive (50% of the stock portion of the award) based upon the principal’s election of the minimum percentage required to be received in NFP stock. For the three months ended March 31, 2007, the maximum additional payment for this cash incentive that could be payable for all firms was approximately $3.3 million.

Note 10 – Subsequent Events

Acquisitions

Subsequent to March 31, 2007 and through May 4, 2007, the Company completed three acquisitions. The consideration for these acquisitions includes approximately $14.0 million in cash and the issuance of approximately 41,000 shares of NFP common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with National Financial Partners Corp. and its subsidiaries’ (the “Company”) consolidated financial statements and the related notes included elsewhere in this report. In addition to historical information, this discussion includes forward-looking information that involves risks and assumptions, which could cause actual results to differ materially from management’s expectations. See “Forward-Looking Statements” included elsewhere in this report.

Executive Overview

National Financial Partners Corp. (“NFP”) is a leading independent distributor of financial services products primarily to high net worth individuals and entrepreneurial companies. Founded in 1998 and commencing operations on January 1, 1999, NFP has grown internally and through acquisitions. As of March 31, 2007, NFP operates a national distribution network with over 175 owned firms. Revenue grew to $244.2 million during the three months ended March 31, 2007 from $238.3 million during the three months ended March 31, 2006. Net income decreased 10.5% to $8.5 million during the three months ended March 31, 2007 from $9.5 million during the three months ended March 31, 2006.

The Company’s firms earn revenue that consists primarily of commissions and fees earned from the sale of financial products and services provided to their clients. The Company’s firms also incur commissions and fees expense and operating expense in the course of earning revenue. NFP pays management fees to non-employee principals of its firms and/or certain entities they own based on the financial performance of each respective firm. The Company refers to revenue earned by the Company’s firms minus the expenses of its firms, including management fees, as gross margin. The Company excludes amortization and depreciation from gross margin. These amounts are included in amounts disclosed separately as part of “Corporate and other expenses.” Management uses gross margin as a measure of the performance of the firms that the Company has acquired. Gross margin has grown from $40.2 million, or 16.9% of revenue, during the three months ended March 31, 2006 to $40.5 million, or 16.6% of revenue, during the three months ended March 31, 2007.

Gross margin is offset by expenses that NFP incurs at the corporate level, including corporate and other expenses. Corporate and other expenses have grown from $24.0 million during the three months ended March 31, 2006 to $25.4 million during the three months ended March 31, 2007. Corporate and other expenses include general and administrative expense, which include the operating expenses of NFP’s corporate headquarters and a portion of stock-based compensation. General and administrative expense grew from $12.5 million during the three months ended March 31, 2006 to $14.7 million during the three months ended March 31, 2007. General and administrative expense as a percentage of revenue increased to 6.0% during the three months ended March 31, 2007 from 5.2% for the same period in 2006.

Acquisitions

Under its acquisition structure, NFP acquires 100% of the equity of businesses that distribute financial services products on terms that are relatively standard across all its acquisitions. To determine the acquisition price, NFP’s management first estimates the annual operating cash flow of the business to be acquired based on current levels of revenue and expense. For this purpose, management defines operating cash flow as cash revenue of the business less cash and non-cash expenses, other than amortization, depreciation and compensation to the business’ owners or individuals who subsequently become principals. Management refers to this estimated annual operating cash flow as “target earnings.” Typically, the acquisition price is a multiple (generally in a range of five to six times) of a portion of the target earnings, which management refers to as “base earnings.” Under certain circumstances, the Company has paid multiples in excess of six times based on the unique attributes of the transaction that justify the higher value. Base earnings averaged 49% of target earnings for all firms owned at March 31, 2007. In determining base earnings, management focuses on the recurring revenue of the business. Recurring revenue refers to revenue from sales previously made (such as renewal commissions on insurance products, commissions and administrative fees for ongoing benefit plans and mutual fund trail commissions) and fees for assets under management.

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

Substantially all of NFP’s acquisitions have been paid for with a combination of cash and NFP’s common stock, valued at the fair market value at the time. The Company typically requires its principals to take at least 30% of the total acquisition price in NFP common stock; however, through March 31, 2007, principals have taken on average approximately 38% of the total acquisition price in NFP common stock. The following table shows acquisition activity in the period:

(in thousands, except number of acquisitions)	Three Months Ended March 31, 2007
Number of acquisitions closed	11
Consideration:
Cash	$72,004
Common stock	20,022
Other (1)	546
$92,572
______________
(1)	Represents capitalized costs of the acquisitions.

Revenue

The Company’s firms generate revenue primarily from the following sources:

Life insurance commissions and estate planning fees. Insurance and annuity commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. First-year commissions are calculated as a percentage of the first twelve months’ premium on the policy and earned in the year that the policy is originated. In many cases, the Company’s firms receive renewal commissions for a period following the first year. Some of the Company’s firms receive fees for the settlement of life insurance policies. These fees are generally based on a percentage of the settlement proceeds. The Company’s firms also earn fees for developing estate plans. Revenue from life insurance activities also include amounts received by the Company’s life brokerage entities, including the Company’s life settlements brokerage entities, which assist non-affiliated producers with the placement and sale of life insurance.

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

NFP Securities, Inc. (“NFPSI”), the Company’s registered broker-dealer and investment adviser, also earns commissions and fees on the transactions effected through it. Most principals of the Company’s firms, as well as many of the Company’s affiliated third-party distributors, conduct securities or investment advisory business through NFPSI. Incidental to the corporate and executive benefits services provided to their customers, some of the Company’s firms offer property and casualty insurance brokerage and advisory services. The Company believes that these services complement the corporate and executive benefits services provided to the Company’s clients. In connection with these services, the Company earns commissions and fees.

Although the Company’s operating history is limited, the Company believes that its firms earn approximately 65% to 70% of their revenue in the first three quarters of the year and approximately 30% to 35% of their revenue in the fourth quarter.

Expenses

The following table sets forth certain expenses as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2007	2006
Total revenue	100.0%	100.0%
Cost of services:
Commissions and fees	33.2	33.8
Operating expenses (excludes amortization and depreciation shown separately below)	35.3	31.1
Management fees	14.9	18.2
Total cost of services	83.4	83.1
Gross margin	16.6	16.9
Corporate and other expenses:
General and administrative	6.0	5.2
Amortization	3.3	2.9
Depreciation	1.0	0.9
Impairment of goodwill and intangible assets	0.7	1.0
(Gain) loss on sale of subsidiaries	(0.7)	0.1
Total corporate and other expenses	10.3%	10.1%

Cost of services

Commissions and fees. Commissions and fees are typically paid to third-party producers, who are affiliated with the Company’s firms. Commission and fees are also paid to non-affiliated producers who utilize the services of one or more of the Company’s life brokerage entities including the Company’s life settlements brokerage entities. Commissions and fees are also paid to non-affiliated producers who provide referrals and specific product expertise to the Company’s firms. When business is generated solely by a principal, no commission expense is incurred because principals are only paid from a share of the cash flow of the acquired firm through management fees. However, when income is generated by a third-party producer, the producer is generally paid a portion of the commission income, which is reflected as commission expense of the acquired firm. In addition, NFPSI pays commissions to the Company’s affiliated third-party distributors who transact business through NFPSI.

Operating expenses. The Company’s firms incur operating expenses related to maintaining individual offices, including compensating producing and non-producing staff. Firm operating expenses also include the expenses of NFPSI and of NFP Insurance Services, Inc. (“NFPISI”), another subsidiary that serves the Company’s acquired firms and through which the Company’s acquired firms and its affiliated third-party distributors access insurance and financial services products and manufacturers. The Company records share-based payments related to firm employees and firm activities to operating expenses as a component of cost of services.

Management fees. The Company pays management fees to the principals of its firms and/or certain entities they own based on the financial performance of the firms they manage. The Company typically pays a portion of the management fees monthly in advance. Once the Company receives cumulative preferred earnings (base earnings) from a firm, the principals and/or an entity the principals own will earn management fees equal to earnings above base earnings up to target earnings. An additional management fee is paid in respect of earnings in excess of target earnings based on the ratio of base earnings to target earnings. For example, if base earnings equal 40% of target earnings, the Company receives 40% of earnings in excess of target earnings and the principal and/or the entity receives 60%. A majority of NFP’s acquisitions have been completed with a ratio of base earnings to target earnings of 50%. Management fees also include an accrual for certain performance-based incentive amounts payable under NFP’s ongoing incentive program. Incentive amounts are paid in a combination of cash and NFP’s common stock. In addition to the incentive award, the Company pays an additional cash incentive equal to 50% of the incentive award elected to be received in NFP’s stock. This election is made subsequent to the completion of the incentive period. For firms that began their incentive period prior to January 1, 2005, the principal could elect from 0% to 100% to be paid in NFP’s common stock. No accrual is made for these additional cash incentives until the related election is made. However, for firms beginning their incentive period on or after January 1, 2005 (with the exception of Highland Capital Holding Corporation or "Highland" firms), the principal is required to take a minimum of 30% (maximum 50%) of the incentive award in common stock. The Company accrues on a current basis for these firms the additional cash incentive (50% of the stock portion of the award) based upon the principal’s election of the minimum percentage required to be received in company stock. The ratio of management fees to gross margin before management fees is dependent on the percentage of total earnings of the Company’s firms capitalized by the Company, the performance of the Company’s firms relative to base earnings and target earnings, the growth of earnings of the Company’s firms in the periods after their first three years following acquisition and the earnings of NFPISI, NFPSI, and earnings of a small number of firms without a principal, from which no management fees are paid. Due to the Company’s cumulative preferred position, if a firm produces earnings below target earnings in a given year, the Company’s share of the firm’s total earnings would be higher for that year. If a firm produces earnings at or above target earnings, the Company’s share of the firm’s total earnings would be equal to the percentage of the earnings capitalized by the Company in the initial transaction, less any percentage due to additional management fees earned under ongoing incentive plans. The Company records share-based payments related to principals as management fees which are included as a component of cost of services.

The following table summarizes the results of operations of the Company’s firms for the periods presented and shows management fees as a percentage of gross margin before management fees:

	Three Months Ended March 31,
	2007	2006
(dollars in thousands)
Revenue:
Commissions and fees	$244,224	$238,272
Cost of services:
Commissions and fees	81,307	80,600
Operating expenses (a)	86,131	74,214
Gross margin before management fees	76,786	83,458
Management fees	36,304	43,228
Gross margin	$40,482	$40,230
Gross margin as percentage of total revenue	16.6%	16.9%
Gross margin before management fee as a percentage of total revenue	31.4%	35.0%
Management fees, as a percentage of gross margin before management fees	47.3%	51.8%

______________

(a)	Excludes amortization and depreciation which are shown separately under corporate and other expenses.

Corporate and other expenses

General and administrative. At the corporate level, the Company incurs general and administrative expense related to the acquisition of and administration of its firms. General and administrative expense includes both cash and stock-based compensation, occupancy, professional fees, travel and entertainment, technology, telecommunication, advertising and marketing, legal and certain corporate compliance costs.

Amortization. The Company incurs amortization expense related to the amortization of certain identifiable intangible assets.

Depreciation. The Company incurs depreciation expense related to capital assets, such as investments in technology, office furniture and equipment, as well as amortization for its leasehold improvements. Depreciation expense related to the Company’s firms as well as NFP’s corporate office is recorded within this line item.

Impairment of goodwill and intangible assets. The firms the Company acquires may not continue to perform positively after the acquisition for various reasons, including legislative or regulatory changes that affect the products in which a firm specializes, the loss of key clients after the acquisition closed, general economic factors that impact a firm in a direct way, the cultural incompatibility of an acquired firm’s management team with the Company and the death or disability of significant principals. In such situations, the Company may take impairment charges in accordance with SFAS 142 and SFAS 144 and reduce the carrying cost of acquired identifiable intangible assets (including book of business, management contract, institutional customer relationships and trade name) and goodwill to their respective fair values. Management reviews and evaluates the financial and operating results of the Company’s acquired firms on a firm-by-firm basis throughout the year to assess the recoverability of goodwill and other intangible assets associated with these firms. In assessing the recoverability of goodwill and other intangible assets, management uses historical trends and makes projections regarding the estimated future cash flows and other factors to determine the recoverability of the respective assets. If a firm’s goodwill and other intangible assets do not meet the recoverability test, the firm’s carrying value will be compared to its estimated fair value. The estimated fair value is based upon the amount at which the acquired firm could be bought or sold in a current transaction between the Company and the principals and/or the present value of the assets’ future cash flows. The intangible assets associated with a particular firm may be impaired when the firm has experienced a significant deterioration in its business indicated by an inability to produce at the level of base earnings for a period of four consecutive quarters and when the firm does not appear likely to improve its operating results or cash flows in the foreseeable future. Management believes that this is an appropriate time period to evaluate firm performance given the seasonal nature of many firms’ activities.

(Gain) loss on sale of subsidiaries. From time to time, NFP has disposed of acquired firms or certain assets of acquired firms. In these dispositions, NFP may realize a gain or loss on the sale of the acquired firms or certain assets of acquired firms.

Effect of New Accounting Pronouncements.

Effective January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” As a result of adoption, the Company recognized a charge of $7.4 million to the January 1, 2007 retained earnings balance. As of the adoption date, the Company had unrecognized tax benefits of $16.3 million of which $9.8 million, if recognized, would affect the effective tax rate. Also, as of the adoption date, the Company had accrued interest and penalties relating to the unrecognized tax benefits of $2.4 million and $0.8 million, respectively. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. There were no significant changes to any of these amounts during the first quarter of 2007.

As of January 1, 2007, the Company is subject to U.S. Federal income tax examinations for the tax years 2003 through 2006, and to various state and local income tax examinations for the tax years 2001 through 2006.

The Company believes that it is reasonably possible that the total amounts of unrecognized tax benefits could significantly decrease within the next 12 months due to the settlement of state income tax audits and expiration of statutes of limitations in various state and local jurisdictions, however, quantification of an estimated range cannot be made at this time.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company will adopt SFAS 157 on January 1, 2008. Management is currently evaluating the effect, if any, of SFAS 157 on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which is effective for fiscal years beginning after November 15, 2007. This statement permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. Management is currently evaluating the effect, if any, of SFAS 159 on the Company’s consolidated financial statements.

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

Three months ended March 31, 2007 compared with the three months ended March 31, 2006

The following table provides a comparison of the Company’s revenue and expenses for the periods presented:

	For the Three Months Ended March 31,
	2007	2006	$ Change	% Change
	(in millions)
Statement of Operations Data:
Revenue:
Commissions and fees	$244.2	$238.3	$5.9	2.5%
Cost of services:
Commissions and fees	81.3	80.6	0.7	0.9
Operating expenses (excludes amortization and depreciation shown separately below)	86.1	74.2	11.9	16.0
Management fees	36.3	43.3	(7.0)	(16.2)
Total cost of services	203.7	198.1	5.6	2.8
Gross margin	40.5	40.2	0.3	0.7
Corporate and other expenses:
General and administrative	14.7	12.5	2.2	17.6
Amortization	8.0	6.7	1.3	19.4
Depreciation	2.5	2.1	0.4	19.0
Impairment of goodwill and intangible assets	1.8	2.4	(0.6)	(25.0)
(Gain) loss on sale of subsidiaries	(1.6)	0.3	(1.9)	(633.3)
Total corporate and other expenses	25.4	24.0	1.4	5.8
Income from operations	15.1	16.2	(1.1)	(6.8)
Interest and other income	2.3	1.5	0.8	53.3
Interest and other expense	(2.0)	(1.5)	0.5	33.3
Net interest and other	0.3	—	0.3	NM
Income before income taxes	15.4	16.2	(0.8)	(4.9)
Income tax expense	6.9	6.7	0.2	3.0
Net income	$8.5	$9.5	$(1.0)	(10.5)%

______________

NM indicates amount is not meaningful

Summary

Net income. Net income decreased $1.0 million, or 10.5%, to $8.5 million in the three months ended March 31, 2007 compared with $9.5 million in the same period last year. The decrease in net income was largely the result of lower revenue from previously acquired firms, higher operating expenses coupled with higher general and administrative expense and a higher tax rate, offset in part by additional revenue from acquired firms, decreased management fee expense and gains on the sale of subsidiaries. Net income as a percentage of revenue was 3.5% for the three months ended March 31, 2007, down from 4.0% for the three months ended March 31, 2006.

Revenue

Commissions and fees. Commissions and fees increased $5.9 million, or 2.5%, to $244.2 million in the three months ended March 31, 2007 compared with $238.3 million in the same period last year. New acquisitions contributed revenues of $17.9 million which were partially offset by a $12.0 million decline in revenues at existing firms, largely among life insurance-focused firms. Revenue in the 2006 quarter benefited from strong growth in premium financed life insurance sales in the senior market which declined subsequent to the first half of 2006 as carriers reassessed their appetite for certain financed life insurance sales and underwriting policies in the senior market.

Cost of services

Commissions and fees. Commissions and fees expense increased $0.7 million, or 0.9%, to $81.3 million in the three months ended March 31, 2007 compared with $80.6 million in the same period last year. New acquisitions accounted for an increase of $2.2 million in commissions and fees expense which was offset by a decrease of $1.5 million at the Company’s existing firms. The decline in commissions and fees expense at existing firms corresponded to the lower revenue from these firms during the 2007 quarter. As a percentage of revenue, commissions and fees expense decreased to 33.2% in the three months ended March 31, 2007 from 33.8% in the same period last year largely driven by a decline in the percentage of total revenue from brokerage firms which generally have higher payouts than retail firms.

Operating expenses. Operating expenses increased $11.9 million, or 16.0%, to $86.1 million in the three months ended March 31, 2007 compared with $74.2 million in the same period last year largely due to an increase in personnel related costs and promotional expenses incurred as firms pursued new marketing strategies and product offerings. Approximately $6.3 million of the increase was due to operating expenses of new acquisitions, and approximately $5.6 million was a result of increased operating expenses at the Company’s existing firms. As a percentage of revenue, operating expenses increased to 35.3% in the three months ended March 31, 2007 from 31.1% in the same period last year. The increase in operating expenses as a percentage of revenues results from the impact of lower revenue at existing firms with increasing operating expenses largely due to compensation and costs incurred as firms continue to invest in their business. Stock-based compensation to firm employees and for firm activities included in operating expenses as a component of cost of services in the first quarter of 2007 was $0.8 million versus $0.6 million in the 2006 quarter.

Management fees. Management fees decreased $7.0 million, or 16.2%, to $36.3 million in the three months ended March 31, 2007 compared with $43.3 million in the three months ended March 31, 2006. Management fees were 47.3% of gross margin before management fees in the three months ended March 31, 2007 compared with 51.8% in the same period last year. This decrease as a percentage of gross margin before management fees is the result of overall decreased earnings from firms and a greater proportionate share of earnings from NFPSI and NFPISI, for which no management fees are paid. Incentive accruals declined due to lower earnings at certain firms in their ongoing incentive cycle. Management fees included an accrual of $3.2 million for ongoing incentive plans in the three months ended March 31, 2007 compared with $5.0 million in the 2006 quarter. The decrease in the accrual was the result of slowed growth in firm earnings partially offset by an additional expense of $1.0 million. This additional expense related to firms that elected to receive a significant portion of their incentive payment in the form of NFP common stock under the terms of NFP’s prior incentive plan which allowed for a 100% stock election. In addition, firms receive an additional 50% cash bonus for the portion of the incentive that is taken in stock. Incentive accruals will vary from period to period based on the mix of firms participating in the program and the volatility of their earnings. In addition, management fees included $0.2 million of stock-based compensation expense in the three months ended March 31, 2007 compared to $0.1 million in the three months ended March 31, 2006. Management fees as a percentage of revenue decreased to 14.9% in the three months ended March 31, 2007 from 18.2% in the same period last year.

Gross margin. Gross margin increased $0.3 million, or 0.7%, to $40.5 million in the three months ended March 31, 2007 compared with $40.2 million in the same period last year. Gross margin as a percentage of revenue decreased to 16.6% in the three months ended March 31, 2007 from 16.9% in the same period last year as the increase in revenue and operating expenses more than offset the decrease in commissions and fees expense and management fee expense.

Corporate and other expenses

General and administrative. General and administrative expense increased $2.2 million, or 17.6%, to $14.7 million in the three months ended March 31, 2007 compared with $12.5 million in the same period last year. Stock-based compensation to firm employees totaled approximately $1.9 million and $1.4 million in the first quarter of 2007 and 2006, respectively. As a percentage of revenue, general and administrative expense increased to 6.0% in the three months ended March 31, 2007 compared with 5.2% in the same period last year. The increase in general and administrative expense consisted of increases of $1.2 million in personnel and personnel related costs, $0.4 million in stock-based compensation and $0.4 million in other expenses. The increase was largely the result of growth in the Company’s cost structure, particularly in the areas of compliance, internal audit, accounting, technology and human resources to support growth and meet increased regulatory needs.

Amortization. Amortization increased $1.3 million, or 19.4%, to $8.0 million in the three months ended March 31, 2007 compared with $6.7 million in the same period last year. Amortization expense increased due to a 17.3% increase in amortizing intangible assets resulting primarily from new acquisitions. As a percentage of revenue, amortization was 3.3% in the three months ended March 31, 2007 compared with 2.9% in the three months ended March 31, 2006.

Depreciation. Depreciation expense increased $0.4 million, or 19.0%, to $2.5 million in the three months ended March 31, 2007 compared with $2.1 million in the same period last year. The increase in depreciation resulted from an increase in the number of owned firms and capital expenditures at the Company’s existing firms and at the corporate office.

Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets decreased $0.6 million, or 25.0%, to $1.8 million in the first quarter of 2007 compared with $2.4 million in the prior year period. The impairment related to one firm in the three months ended March 31, 2007 and one firm in the three month period ending March 31, 2006. As a percentage of revenue, impairment of goodwill and intangibles was 0.7% for the three months ended March 31, 2007 and 1.0% for the three months ended March 31, 2006.

(Gain) loss on sale of subsidiaries. The Company reported a gain on the sale of three subsidiaries totaling $1.6 million in the three months ended March 31, 2007 versus a loss of $0.3 million on the sale of two subsidiaries in the three months ended March 31, 2006.

Interest and other income. Interest and other income increased $0.8 million to $2.3 million in the three months ended March 31, 2007 compared with $1.5 million in the three months ended March 31, 2006, resulting from higher average investable cash balances and the increased interest rate environment.

Interest and other expense. Interest and other expense increased $0.5 million, or 33.3%, to $2.0 million in the three months ended March 31, 2007 compared with $1.5 million in the same period last year. Interest and other expense increased $0.6 million during the first quarter of 2007 from interest and the amortization of debt issuance costs related to the issuance of $230 million in convertible senior notes during the quarter. This increase was partially offset by a $0.1 million reduction in interest expense under NFP’s credit facility resulting from lower average outstanding borrowings in the first quarter of 2007 compared with the same period last year.

Income tax expense

Income tax expense. Income tax expense increased $0.2 million, or 3.0%, to $6.9 million in the three months ended March 31, 2007 compared with $6.7 million in the same period last year. The estimated effective tax rate in the first quarter of 2007 was 42.6%, which increases to 44.8% with the inclusion of interest and penalties totaling $0.4 million in accordance with FIN 48. This compares with an estimated effective tax rate of 41.5% in the first quarter of 2006 and 43.2% for the full year 2006. The estimated effective tax rate may be affected by future impairments, restructurings, state tax changes and other factors which are recognized as discrete items in the quarters in which they arise and, as a result, may impact income tax expense both in terms of absolute dollars and as a percentage of income before income taxes.

Liquidity and Capital Resources

A summary of the changes in cash flow data is provided as follows:

	Three Months Ended March 31,
(in thousands)	2007	2006
Net cash flows provided by (used in):
Operating activities	$(27,347)	$(17,258)
Investing activities	(70,996)	(45,411)
Financing activities	80,970	40,451
Net increase (decrease) in cash and cash equivalents	(17,373)	(22,218)
Cash and cash equivalents – beginning of period	98,206	105,761
Cash and cash equivalents – end of period	$80,833	$83,543

At March 31, 2007, the Company had cash and cash equivalents of $80.8 million, a decrease of $17.4 million from the balance of $98.6 million at December 31, 2006. The decrease in cash and cash equivalents during the three months ended March 31, 2007 resulted primarily from cash used in operating activities and cash paid for acquired firms, net of cash and contingent consideration, offset by proceeds from the issuance of NFP’s convertible senior notes.

During the three months ended March 31, 2007, cash used in operating activities was $27.3 million, primarily due to a decrease in amounts due to principals and/or certain entities they own of $46.0 million, accrued liabilities of $23.0 million, and accounts payable of $19.2 million, offset by an increase in other liabilities of $17.2 and a decrease in commissions, fees and premiums receivable of $43.1 million. During the three months ended March 31, 2006, cash used in operating activities was $17.3 million, primarily due to a decrease in amounts due to principals and/or certain entities they own of $55.4 million and a decrease in accrued liabilities of $28.1 million partially offset by net income plus non-cash charges of $18.4 million and a decrease in commissions, fees and premiums receivable, net, of $45.4 million. Historically, the largest portion of management fee bonuses earned by principals are paid in the first quarter of the following year which are reflected as a reduction in the amounts due to principals and/or certain entities they own.

During the three months ended March 31, 2007 and 2006, cash used in investing activities was $71.0 million and $45.4 million, respectively, in both cases for the acquisition of firms and property and equipment. During the three months ended March 31, 2007 and 2006, the Company used $70.2 million and $42.7 million, respectively, for payments for acquired firms and contingent consideration. In each period, payments for acquired firms represented the largest use of cash in investing activities.

During the three months ended March 31, 2007 and 2006, cash provided by financing activities was $81.0 million and $40.5 million, respectively. During the three months ended March 31, 2007, NFP issued convertible senior notes resulting in proceeds to the company, net of associated costs, of $222.4 million. NFP utilized $106.6 million to repurchase 2.3 million shares of its common stock from Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. (collectively, “Apollo”) in a privately negotiated transaction. NFP also sold warrants for aggregate proceeds of $34.0 million and purchased a convertible note hedge for $55.9 million for a net cost to the Company of $21.9 million. The Company also received $7.0 million in cash proceeds payable to the Company from the exercise of principal and employee stock options. This $7.0 million included $4.7 million (including tax benefit) from the exercise of 349,455 shares in connection with a secondary public offering in January 2007. Cash dividends paid during the first quarter of 2007 were $7.0 million.

During the three months ended March 31, 2006, cash provided by financing activities was $40.5 million. During the three months ended March 31, 2006 cash provided by financing activities was primarily the result of net borrowings under NFP’s credit facility. The Company uses this credit facility primarily to fund acquisitions.

Some of the Company’s firms maintain premium trust accounts which represent payments collected from insureds on behalf of carriers. Funds held in these accounts are invested in cash, cash equivalents and securities purchased under resale agreements (overnight). As of March 31, 2007, the Company had cash, cash equivalents and securities purchased under resale agreements in premium trust accounts of $51.0 million, a decrease of $6.4 million from the balance as of December 31, 2006 of $57.4 million. Increases or decreases in these accounts relate to the volume and timing of payments from insureds and the timing of the Company’s remittances to carriers. These increases or decreases are largely offset by changes in premiums payable to insurance carriers.

Management believes that the Company’s existing cash, cash equivalents, funds generated from its operating activities and funds available under its credit facility will provide sufficient sources of liquidity to satisfy its financial needs for the next twelve months. However, if circumstances change, NFP may need to raise debt or additional capital in the future.

Borrowings

Credit Facility

On January 16, 2007, NFP entered into an amendment (the “Amendment”) to its $212.5 million credit facility, dated as of August 22, 2006, with various financial institutions party thereto and Bank of America, N.A., as administrative agent. The Amendment, among other things, modified certain covenants to which NFP was subject under the credit agreement and made other changes in contemplation of the issuance by NFP of the convertible senior notes due 2012 (discussed separately below). Under the Amendment, NFP can incur up to $250 million in aggregate principal amount outstanding in unsecured indebtedness and unsecured subordinated indebtedness subject to certain conditions; previously, NFP could incur $75 million of unsecured subordinated debt. The Amendment also provides that cumulative Restricted Payments (as defined in the Amendment), which include but are not limited to dividends and share repurchases, may not exceed 50% of consolidated net income for the then completed fiscal quarters of the Company commencing with the fiscal quarter ending March 31, 2006 plus $150 million; previously, Restricted Payments could not exceed 50% of consolidated net income for the then completed fiscal quarters of the Company commencing with the fiscal quarter ending March 31, 2006 plus $125 million. In addition, to induce the credit facility lenders to consent to the Amendment, NFP agreed to pay to the administrative agent for the ratable benefit of the credit facility lenders that signed the Amendment an amendment fee equal to 0.05% of the commitments of such lenders. The $212.5 million credit facility replaced NFP’s previous $175 million credit facility and is used to finance acquisitions and fund general corporate purposes.

Borrowings under the credit facility bear interest, at NFP’s election, at a rate per annum equal to: (i) at any time when the Company’s Consolidated Leverage Ratio, as defined in the credit facility, is greater than or equal to 2.0 to 1.0, the ABR plus 0.25% per annum or the Eurodollar Rate plus 1.25%, (ii) at any time when the Company’s Consolidated Leverage Ratio is less than 2.0 to 1.0 but greater than or equal to 1.0 to 1.0, the ABR or the Eurodollar Rate plus 1.00% and (iii) at any time when the Company’s Consolidated Leverage Ratio is less than 1.0 to 1.0, the ABR or the Eurodollar Rate plus 0.75%. As used in the credit facility, “ABR” means, for any day, the greater of (i) the federal funds rate in effect on such day plus 0.5% and (ii) the rate of interest in effect as publicly announced by Bank of America as its prime rate.

The credit facility is structured as a revolving credit facility and matures on August 22, 2011. NFP’s obligations under the credit facility are secured by all of its and its subsidiaries’ assets. Up to $35 million of the credit facility is available for the issuance of letters of credit and there is a $10 million sublimit for swingline loans. The credit facility contains various customary restrictive covenants that prohibit the Company from, subject to various exceptions and among other things: (i) incurring additional indebtedness or guarantees, (ii) creating liens or other encumbrances on property or granting negative pledges, (iii) entering into a merger or similar transaction, (iv) selling or transferring certain property, (v) declaring dividends or making other restricted payments and (vi) making investments. In addition, the credit facility contains financial covenants requiring the Company to maintain a minimum interest coverage ratio and a maximum consolidated leverage ratio. As of March 31, 2007, management believes that the Company was in compliance with all covenants under the facility.

NFP’s prior credit facility was structured as a revolving credit facility and was due on June 15, 2008 unless NFP elected to convert the credit facility to a term loan, at which time it would have amortized over one year, with a principal payment due on December 15, 2008 and a final maturity of June 15, 2009.

As of March 31, 2007, the combined year-to-date weighted average interest rate for NFP’s credit facility was 6.20%. The weighted average of its previous credit facility in the prior year period was 6.05%

NFP had outstanding borrowings of $70.0 million under the credit facility at March 31, 2007 and $82.0 million of outstanding borrowings at March 31, 2006. At December 31, 2006, outstanding borrowings were $83.0 million. NFP has historically drawn upon its credit facilities primarily to fund its acquisitions which tend to occur more frequently earlier in the year and reduce borrowings during the latter part of the year.

Convertible Senior Notes

In January 2007, NFP issued $230 million (including over-allotment) aggregate principal amount of 0.75% convertible senior notes due February 1, 2012 (the “notes”). The notes are senior unsecured obligations and rank equally with the Company’s existing or future senior debt and senior to any subordinated debt. The notes will be structurally subordinated to all existing or future liabilities of NFP’s subsidiaries and will be effectively subordinated to existing or future secured indebtedness to the extent of the value of the collateral. The notes were used to pay the net cost of the convertible note hedge and warrant transactions, repurchase 2,300,000 shares of NFP’s common stock from Apollo and to repay a portion of outstanding amounts of principal and interest under NFP’s credit facility (all as discussed herein).

Holders may convert their notes at their option on any day prior to the close of business on the scheduled trading day immediately preceding December 1, 2011 only under the following circumstances: (1) during the five business-day period after any five consecutive trading-day period (the “measurement period”) in which the price per note for each day of that measurement period was less than 98% of the product of the last reported sale price of NFP’s common stock and the conversion rate on each such day; (2) during any calendar quarter (and only during such quarter) after the calendar quarter ending March 31, 2007, if the last reported sale price of NFP’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (3) upon the occurrence of specified corporate events. The notes will be convertible, regardless of the foregoing circumstances, at any time from, and including, December 1, 2011 through the second scheduled trading day immediately preceding the maturity date.

Upon conversion, NFP will pay, at its election, cash or a combination of cash and common stock based on a daily conversion value calculated on a proportionate basis for each trading day of the relevant 20 trading day observation period. The initial conversion rate for the notes will be 17.9791 shares of common stock per $1,000 principal amount of notes, equivalent to a conversion price of approximately $55.62 per share of common stock. The conversion price will be subject to adjustment in some events but will not be adjusted for accrued interest. In addition, if a “fundamental change” (as defined in the First Supplemental Indenture governing the notes) occurs prior to the maturity date, NFP will, in some cases and subject to certain limitations, increase the conversion rate for a holder that elects to convert its notes in connection with such fundamental change.

Concurrent with the issuance of the notes, NFP entered into a convertible note hedge and warrant transactions with an affiliate of one of the underwriters for the notes. The transactions are expected to reduce the potential dilution to NFP’s common stock upon future conversions of the notes. Under the convertible note hedge NFP purchased 230,000 call options for an aggregate premium of $55.9 million. Each call option entitles NFP to repurchase an equivalent number of shares issued upon conversion of the notes at the same strike price ($55.62 per share), generally subject to the same adjustments. The call options expire on the maturity date of the notes. NFP sold warrants for an aggregate premium of $34.0 million. The warrants expire ratably over a period of 40 scheduled trading days between May 1, 2012 and June 26, 2012, on which dates, if not previously exercised, the warrants will be treated as automatically exercised if they are in the money. The warrants provide for net-share settlement. The net cost of the convertible note hedge and warrants to the Company is $21.9 million. Debt issuance costs associated with the notes of approximately $7.6 million are recorded in other current and non-current assets and will be amortized over the term of the notes

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the Company recorded the cost incurred in connection with the convertible note hedge, including the related tax benefit, and the proceeds from the sale of the warrants as adjustments to additional paid in capital and will not recognize subsequent changes in fair value.

The Company received proceeds from the issuance of the notes, net of underwriting fees and the cost of the convertible note hedge and warrant transactions, of approximately $201.2 million of which $106.6 million was used to repurchase 2.3 million shares of NFP’s common stock from Apollo in a privately negotiated transaction and $94.6 million was used to pay down balances outstanding under NFP’s credit facility. Apollo received the same proceeds per share, net of underwriting discounts, for the shares it sold pursuant to the repurchase and in the secondary offering, on an aggregate basis, as the other selling stockholders received for the shares they sold in the offering.

Contractual Obligations

In January 2007, NFP issued $230 million (including over-allotment) aggregate principal amount of 0.75% convertible senior notes due February 1, 2012. The notes are senior unsecured obligations and rank equally with the Company’s existing or future senior debt and senior to any subordinated debt. See Item 1. – Notes to Consolidated Financial Statements – Note 6 – Borrowings – Convertible Senior Notes for more information. Other than the issuance of notes, there have been no other material changes outside the ordinary course of the Company’s business to the Company’s total contractual cash obligations which are set forth in the table included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on February 22, 2007.

The table below shows NFP’s contractual obligations related to the convertible senior notes as of March 31, 2007:

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Convertible senior notes	$8,338	$1,725	$5,175	$1,438	$—

Dividends

NFP paid a quarterly cash dividend of $0.18 per share of common stock on January 8 and April 9, 2007. The declaration and payment of future dividends to holders of NFP’s common stock will be at the discretion of NFP’s board of directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements, covenants under its credit facility and other factors which NFP’s board of directors may consider relevant. Based on the most recent quarterly dividend declared of $0.18 per share of common stock and the number of shares held by stockholders of record on March 15, 2007, the total annual cash requirement for dividend payments would be approximately $27.1 million.

Off-Balance Sheet Arrangements

The Company had no material off-balance sheet arrangements during the three months ended March 31, 2007.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

The Company is further exposed to credit risk for commissions received from clearing brokers and insurance companies. This credit risk is generally limited to the amount of commissions received.

The Company has market risk on the fees its firms earn that are based on the market value of assets under management or the value of assets held in certain mutual fund accounts and variable insurance policies for which ongoing fees or commissions are paid. Certain of the performance-based fees of the Company’s firms are impacted by fluctuations in the market performance of the assets managed according to such arrangements.

The Company has a credit facility and cash, cash equivalents and securities purchased under resale agreements in premium trust accounts which are subject to short-term interest rate risk. Based on the weighted average borrowings under its current and previous credit facility during the three months ended March 31, 2007 and 2006, a 1% change in short-term interest rates would have affected the Company’s income before income taxes by approximately $0.6 million and $0.9 million, respectively. Based on the weighted average amount of cash, cash equivalents and securities purchased under resale agreements in premium trust accounts during the three months ended March 31, 2007 and 2006, a 1% change in short-term interest rates would have affected the Company’s income before income taxes by approximately $1.4 million and $1.3 million, respectively.

The Company has not entered into any derivative financial instrument transactions to manage or reduce market risk or for speculative purposes, other than the convertible note hedge and warrant transactions entered into concurrently with NFP’s convertible senior notes offering in January 2007. Such transactions were entered into to mitigate the potential dilutive effect of the conversion feature of the convertible senior notes on NFP’s common stock.

Item 4. Controls and Procedures

As of the end of the period covered by this report, NFP’s management carried out an evaluation, under the supervision and with the participation of NFP’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of NFP’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Based on this evaluation, the CEO and CFO have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective.

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) or 15d-15(f) under the Exchange Act) during the last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

In the ordinary course of business, the Company is involved in lawsuits and other claims. Management considers these lawsuits and claims to be without merit and the Company intends to defend them vigorously. In addition, the sellers of firms that the Company acquires typically indemnify the Company for loss or liability resulting from acts or omissions occurring prior to the acquisition, whether or not the sellers were aware of these acts or omissions. Several of the existing lawsuits and claims have triggered these indemnity obligations

In March 2006, NFP received a subpoena from the New York Attorney General’s Office seeking information regarding life settlement transactions. One of NFP’s subsidiaries received a subpoena seeking the same information. The Company is cooperating fully with the Attorney General’s investigation. The investigation, however, is ongoing and the Company is unable to predict the investigation’s outcome.

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

Item 1A. Risk Factors

There were no material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in NFP’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on February 22, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities

Since January 1, 2007 and through March 31, 2007, NFP has issued the following securities:

NFP has issued 462,766 shares of common stock with a value of approximately $20.0 million to principals in connection with the acquisition of firms. NFP has issued 239,257 shares of common stock with a value of approximately $10.5 million to principals related to contingent consideration and other.

Since April 1, 2007 and through May 4, 2007, NFP has issued the following securities:

NFP has issued approximately 41,000 shares of common stock with a value of approximately $1.9 million in connection with the acquisition of firms.

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

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
	(in thousands, except per share data)
January 1, 2007 – January 31, 2007	2,300,000	(a)	$46.35	—	—
February 1, 2007 – February 28, 2007	1,926	(b)	48.59	—	—
March 1, 2007 – March 31, 2007	2,939	(b)	49.36	—	—
Total	2,304,865		$46.36	—	—

 ____________________________

(a)

On January 15, 2007, the Company entered into an agreement with Apollo to repurchase 2,300,000 shares of common stock from Apollo in a privately negotiated transaction. Apollo sold these shares to the Company at the same price per share as the initial price per share to the public in the January 17, 2007 secondary offering. After completion of the privately negotiated repurchase and the secondary offering, Apollo received the same proceeds per share, net of underwriting discounts, for the shares it sold pursuant to the repurchase and in the secondary offering, on an aggregate basis, as the other selling stockholders received for the shares they sold in the secondary offering. No gain or loss was recorded on this transaction.

(b)	4,865 shares were reacquired relating to the restructuring of two transactions. No gain or loss was recorded on these transactions.

Item 5. Other Information

Termination of the Senior Management and Director Lockup Agreement

On May 3, 2007, the Board of Directors of NFP (the “Board”) approved the termination (the “Termination Agreement”) of the Senior Management and Director Lockup Agreement (the “Agreement”). The Termination Agreement was entered into on May 3, 2007, by NFP, and the members of the Board and executive officers of the Company who previously executed the Agreement (collectively, the “Covered Parties”). The foregoing description of the Termination Agreement is not complete and is qualified in its entirety by reference to the full text of the Termination Agreement, which is filed as Exhibit 10.3 hereto and incorporated herein by reference.

The terms of the Agreement provided that the Covered Parties could transfer their shares of NFP common stock received from NFP, including through the exercise of stock options or lapse of restricted stock units, only as follows:

•	during the period from 6 to 24 months after NFP’s September 2003 initial public offering (the “IPO”):
•

if NFP conducted an underwritten follow-on offering during the period from 6 to 15 months after NFP’s IPO, solely in such a follow-on offering, up to 10% of their Applicable Total Shares (as defined in the Agreement), or

•

during the period from 15 to 24 months after NFP’s IPO, if NFP had not conducted an underwritten follow-on offering during the period described in the bullet above, up to 10% of their Applicable Total Shares;

•	during the period from 24 to 36 months after NFP’s IPO, up to an additional 10% of their Applicable Total Shares plus any shares that they were permitted to sell, but did not sell, in prior periods;
•

during the period from 36 to 60 months after NFP’s IPO, up to an additional 10% of their Applicable Total Shares plus any shares that they were permitted to sell, but did not sell, in prior periods; and

•

thereafter, any remaining unsold amounts could be freely transferred; provided, however, that so long as the officer remained employed by NFP, NFPSI or NFPISI or the director was serving on NFP’s Board, such officer or director must retain at least 50% of their Applicable Total Shares.

The Termination Agreement only affects those shares of NFP stock acquired through equity awards with vesting or liquidity schedules; shares acquired directly from NFP without attendant vesting or liquidity schedules will be subject to the terms of the Second Amended and Restated Stockholders Agreement (the “Stockholders Agreement”) on the same basis as shares held by others party to the Stockholders Agreement.

Adoption of National Financial Partners Corp. Change in Control Severance Plan

On May 3, 2007 (the “Adoption Date”), the Board adopted the National Financial Partners Corp. Change in Control Severance Plan (the “Plan”).

The Plan is intended to benefit certain key employees of the Company who will be selected for participation in the Plan. At present, the Company’s named executive officers participating in the Plan are Mark Biderman, Douglas Hammond and Jeffrey Montgomery. It is anticipated that other executive officers of NFP, NFPSI and NFPISI will also be participants in the Plan. The Plan will be administered by the Compensation Committee (the “Committee”) of the Board. Executive participants will be selected by the Board or the Committee, though the Board or the Committee may delegate to NFP’s Chief Executive Officer the right to designate non-executive officers entitled to participate in the Plan.

The initial term of the Plan ends on the third anniversary of the Adoption Date provided, that beginning on the first anniversary of the Adoption Date and each anniversary thereafter, the term of the Plan will be automatically extended for an additional year with respect to a participant unless at least 90 days prior to such anniversary NFP informs a participant that the term will not be extended for that participant. However, if a Change in Control (as defined in the Plan) occurs during the term of the Plan, the term of the Plan will end no earlier than the second anniversary of the Change in Control.

The Plan provides for severance payments and other benefits to be paid to participants if, within 18 months following a Change in Control, the participant’s employment is terminated either by the Company without Cause or by the participant for Good Reason (as each term is defined in the Plan). A participant may also be entitled to severance payments and other benefits under the Plan if, prior to the date on which a Change in Control occurs, the participant’s employment with the Company is terminated or the terms and conditions of a participant’s employment are adversely changed in a manner which would constitute grounds for a termination for Good Reason and it is reasonably determined that the termination or adverse change was at the request of a third-party who has taken steps reasonably calculated to effect the Change in Control or otherwise arose within six months prior to the Change in Control (or, if later, the date of the participant’s participation in the Plan) and in connection with or in anticipation of the Change in Control.

Each participant in the Plan will be given a schedule (a “Participation Schedule”) that sets out his or her potential benefits under the Plan and the applicability of certain Plan provisions. If a participant becomes entitled to severance benefits under the Plan, cash severance will be paid in a lump sum calculated as the product of (i) the participant’s Severance Factor (as defined in the Plan) and (ii) the sum of the participant’s base salary and annual target bonus as in effect at the time of termination (or, if the participant resigns for Good Reason due to a reduction in the participant’s compensation, the annual target bonus as in effect prior to such reduction). In addition, a qualifying participant will be entitled to a pro rata target bonus for the year of termination, continued participation in welfare and fringe benefit plans for the benefits continuation period specified in the participant’s Participation Schedule (or substantially similar benefits if such participation is not permitted under the terms of the relevant plans), full vesting of all outstanding equity awards and continued contributions to the Company’s defined contribution plans for the benefits continuation period specified in the participant’s Participation Schedule (or a cash payment equal to such contributions if contributions are not permitted under the terms of the relevant plans). The Plan further provides that participants will be indemnified by NFP from and against any claim, loss or cause of action arising from the participant’s performance as an officer, director or employee of the Company to the maximum extent permitted by applicable law and NFP’s certificate of incorporation and its by-laws. In certain circumstances, certain participants may be entitled to an additional “gross-up” payment in the event that payments or distributions made by the Company to a Participant, whether payable under the Plan or otherwise, would be subject to the excise tax imposed by Section 4999 (the “golden parachute” excise tax) of the Internal Revenue Code of 1986, as amended (the “Code”). A participant will be entitled to reimbursement of legal fees and expenses which the participant reasonably incurs in the enforcement of the participant’s rights under the Plan, provided that the participant will not be entitled to such benefits if an arbitrator determines that the participant was terminated for Cause or that the participant did not have a good-faith basis to assert the claim in question.

The Plan provides that payments will not be made under the Plan until the effectiveness of a release for the benefit of the Company is executed by the participant and delivered to NFP. However, the Plan also provides that NFP will have 10 days from the date of its receipt of the participant release to execute and deliver to the participant a release of claims for the benefit of the participant, and if NFP fails to deliver the release to the participant during that 10-day period, the release executed by the participant will be null and void and the participant will be entitled to the payments and benefits under the Plan to which the participant would have been entitled if these mutual releases had been effective.

The Plan is not intended to be a “nonqualified deferred compensation plan” within the meaning of Section 409A of the Code. However, if the Plan or any payment or benefit due under the Plan is deemed to be subject to Section 409A of the Code, the Company will make reasonable efforts to adopt such conforming amendments as the Company deems necessary, provided that any amendments do not serve to reduce the economic value of benefits to be provided under the Plan. The Plan provides for a possible delay in payment of severance or payment of benefits in a different form where such a delay or change in form may be necessary to ensure that the severance payment or benefit is not subject to Section 409A of the Code, and in the event that payment is so delayed the participant will not be entitled to any additional amount to offset any reduction in the economic value of the relevant benefit that results from such delay. In addition, if the Company determines in good faith that the payment of certain benefits under the Plan to a participant would fail to comply with Section 409A of the Code, the Company will provide the economic value of the benefit to the Participant in a manner that complies with Section 409A (including by paying a lump sum to the participant).

The Plan provides that the Company may establish a trust and deposit cash, stock or other property therein, or make other arrangements, to assist it in meeting its obligations under the Plan, provided that any such arrangements are consistent with the “unfunded” nature of the Plan.

Payments and benefits under the Plan are intended to be in addition to, and not in lieu of, payments and benefits under any other incentive or benefits plan which may be owed to a participant following termination of employment or upon a Change in Control. Notwithstanding the foregoing, a participant who is entitled to any benefits upon termination of employment under an employment agreement or another Company severance plan will not be entitled to any payments or benefits under the Plan unless the participant waives his or her rights under the other agreement or plan. Payments and benefits under the Plan will, to the extent lawful, be reduced by amounts that are required to be paid to a participant under applicable law.

As a condition to participation in the Plan, a participant must agree to be bound by a confidentiality covenant that applies during employment and post-employment and by post-employment non-competition and non-solicitation covenants of 6 months and 1 year, respectively. The non-competition covenant would apply in cases where the participant’s employment is terminated under circumstances under which the participant is entitled to severance payments and benefits under the Plan. The non-solicitation covenants would apply in cases where the participant’s employment is terminated under circumstances under which the participant is entitled to severance payments and benefits under the Plan and in cases where the participant’s employment is terminated for Cause.

The Plan provides that any dispute arising out of or relating to the Plan will be settled exclusively and finally by binding arbitration to be conducted in New York, New York under the rules of the American Arbitration Association and before a tribunal consisting of a single arbitrator to be appointed jointly by the parties. The Company will pay the fees and expenses of the arbitrator. The Company may seek specific performance of the restrictive covenants referred to above in New York or such other jurisdiction as the Company may deem appropriate.

The Plan may not be modified or amended in any manner adverse to a participant unless such amendment or modification is agreed to in writing by the affected participant.

The foregoing description of the Plan is not complete and is qualified in its entirety by reference to the full text of the Plan, which is filed as Exhibit 10.4 hereto and incorporated herein by reference. The Participation Schedules for the Company’s named executive officers participating in the Plan, Mssrs. Hammond, Biderman and Montgomery, are filed hereto as Exhibits 10.5, 10.6, and 10.7, respectively, and are incorporated herein by reference.

EXHIBIT INDEX

Item 6. Exhibits

Exhibit No	Description

10.1	Confirmation regarding convertible bond hedge transaction, dated January 17, 2007, between National Financial Partners Corp. and Goldman Sachs Financial Markets, L.P.

10.2a	Confirmation regarding issuer warrant transaction, dated January 17, 2007, between National Financial Partners Corp. and Goldman Sachs Financial Markets, L.P.

10.2b	Amendment to the Confirmation regarding issuer warrant transaction, dated January 18, 2007, between National Financial Partners Corp. and Goldman Sachs Financial Markets, L.P.

10.3	Termination of Senior Management and Director Lock-Up Agreement

10.4	National Financial Partners Corp. Change In Control Severance Plan

10.5	National Financial Partners Corp. Change In Control Severance Plan Participation Schedule of Douglas Hammond

10.6	National Financial Partners Corp. Change In Control Severance Plan Participation Schedule of Mark Biderman

10.7	National Financial Partners Corp. Change In Control Severance Plan Participation Schedule of Jeffrey Montgomery

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Financial Partners Corp.

Signature	Title	Date

/S/ JESSICA M. BIBLIOWICZ	Chairman, President and Chief Executive Officer	May 4, 2007
Jessica M. Bibliowicz

/S/ MARK C. BIDERMAN	Executive Vice President and Chief Financial Officer	May 4, 2007
Mark C. Biderman

EXHIBIT INDEX

Exhibit No	Description

10.1	Confirmation regarding convertible bond hedge transaction, dated January 17, 2007, between National Financial Partners Corp. and Goldman Sachs Financial Markets, L.P.

10.2a	Confirmation regarding issuer warrant transaction, dated January 17, 2007, between National Financial Partners Corp. and Goldman Sachs Financial Markets, L.P.

10.2b	Amendment to the Confirmation regarding issuer warrant transaction, dated January 18, 2007, between National Financial Partners Corp. and Goldman Sachs Financial Markets, L.P.

10.3	Termination of Senior Management and Director Lock-Up Agreement

10.4	National Financial Partners Corp. Change In Control Severance Plan

10.5	National Financial Partners Corp. Change In Control Severance Plan Participation Schedule of Douglas Hammond

10.6	National Financial Partners Corp. Change In Control Severance Plan Participation Schedule of Mark Biderman

10.7	National Financial Partners Corp. Change In Control Severance Plan Participation Schedule of Jeffrey Montgomery

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002