Form 10-Q
period 2007-08-07
NATIONAL FINANCIAL PARTNERS CORP
filed 2007-08-07
CIK 1183186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-Q

______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

The number of outstanding shares of the registrant’s Common Stock, $0.10 par value, as of July 31, 2007 was 38,071,650.

National Financial Partners Corp. and Subsidiaries

Form 10-Q

Forward-Looking Statements

National Financial Partners Corp. (“NFP”) and its subsidiaries (together with NFP, the “Company”) and their representatives may from time to time make verbal or written statements, including certain statements in this report, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words “anticipate,” “expect,” “intend,” “plan,” “believe,” “estimate,” “may,” “will,” “continue” and similar expressions of a future or forward-looking nature. Forward looking statements may include discussions concerning revenue, expenses, earnings, cash flow, dividends, capital structure, credit facilities, market and industry conditions, premium and commission rates, interest rates, contingencies, the direction or outcome of regulatory investigations and litigation, income taxes and NFP’s operations.

These forward-looking statements are based on management’s current views with respect to future results, and are subject to risks and uncertainties. Forward-looking statements are based on beliefs and assumptions made by management using currently available information, such as market and industry materials, experts’ reports and opinions, and trends. These statements are only predictions and are not guarantees of future performance. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by a forward-looking statement. These factors include, without limitation:

•	NFP’s success in acquiring high-quality independent financial services distribution firms;

•	the performance of the Company’s firms following acquisition;

•	competition in the business of providing financial services to the high net worth and entrepreneurial corporate markets;

•	NFP’s ability, through its operating structure, to respond quickly to operational or financial situations;

•	the Company’s ability to effectively manage its business through the principals of its firms;

•	changes in tax laws, including the elimination or modification of the federal estate tax and any change in the tax treatment of life insurance products;

•	changes in the pricing, design or underwriting of insurance products;

•	changes in premiums and commission rates;

•	adverse developments in the insurance markets in which the Company operates, resulting in fewer sales of insurance-related products;

•

adverse results or other consequences from litigation, arbitration or regulatory investigations, including those related to compensation agreements with insurance companies and activities within the life settlements industry;

•

uncertainty in the insurance and life settlements industries arising from investigations into certain business practices and subpoenas received from various governmental authorities and related litigation;

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

Part I – Financial Information

Item 1. Financial Statements (Unaudited)

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(in thousands, except per share amounts)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$86,329	$98,206
Cash, cash equivalents and securities purchased under resale agreements in premium trust accounts	59,879	57,443
Commissions, fees and premiums receivable, net	102,754	126,035
Due from principals and/or certain entities they own	16,448	10,292
Notes receivable, net	5,825	5,539
Deferred tax assets	13,646	10,429
Other current assets	17,745	13,715
Total current assets	302,626	321,659
Property and equipment, net	28,987	27,749
Deferred tax assets	19,473	17,726
Intangibles, net	438,948	390,252
Goodwill, net	554,659	466,391
Notes receivable, net	11,541	9,121
Other non-current assets	9,685	4,146
Total assets	$1,365,919	$1,237,044
LIABILITIES
Current liabilities:
Premiums payable to insurance carriers	$58,237	$57,581
Borrowings	90,000	83,000
Income taxes payable	—	13,521
Due to principals and/or certain entities they own	31,751	64,307
Accounts payable	22,895	36,267
Dividends payable	6,823	6,973
Accrued liabilities	67,349	70,479
Total current liabilities	277,055	332,128
Deferred tax liabilities	114,283	105,163
Convertible senior notes	230,000	—
Other non-current liabilities	40,314	24,881
Total liabilities	661,652	462,172
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value: Authorized 200,000 shares; none issued	—	—
Common stock, $0.10 par value: Authorized 180,000 shares; 41,550 and 40,251 issued and 37,996 and 38,749 outstanding, respectively	4,151	4,019
Additional paid-in capital	741,979	706,512
Retained earnings	99,132	101,281
Treasury stock, 3,517 and 1,438 shares, respectively, at cost	(140,995)	(36,940)
Total stockholders’ equity	704,267	774,872
Total liabilities and stockholders’ equity	$1,365,919	$1,237,044

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Commissions and fees	$282,995	$262,294	$527,219	$500,566
Cost of services:
Commissions and fees	88,470	85,176	169,777	165,776
Operating expenses (1)	87,767	75,745	173,898	149,959
Management fees (2)	48,049	53,114	84,353	96,342
Total cost of services	224,286	214,035	428,028	412,077
Gross margin	58,709	48,259	99,191	88,489
Corporate and other expenses:
General and administrative	14,858	12,916	29,561	25,456
Amortization and depreciation	11,044	9,034	21,518	17,860
Impairment of goodwill and intangible assets	1,184	3,001	3,013	5,426
Management agreement buyout	13,046	-	13,046	-
(Gain) loss on sale of subsidiaries	(401)	(16)	(1,984)	327
Total corporate and other expenses	39,731	24,935	65,154	49,069
Income from operations	18,978	23,324	34,037	39,420

Interest and other income	2,419	1,776	4,740	3,308
Interest and other expense	(2,752)	(1,503)	(4,733)	(2,973)
Net interest and other	(333)	273	7	335
Income before income taxes	18,645	23,597	34,044	39,755
Income tax expense	8,237	9,872	15,143	16,571
Net income	$10,408	$13,725	$18,901	$23,184
Earnings per share:
Basic	$0.28	$0.37	$0.50	$0.62
Diluted	$0.26	$0.34	$0.47	$0.58

Dividends declared per share	$0.18	$0.15	$0.36	$0.30
Weighted average shares outstanding:
Basic	37,833	37,564	37,745	37,410
Diluted	39,943	40,113	39,882	40,010
_____________
(1)	Excludes amortization and depreciation shown separately in Corporate and other expenses.
(2)	Excludes management agreement buyout shown separately in Corporate and other expenses.

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2007	2006
Cash flow from operating activities:
Net income	$18,901	$23,184
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(6,791)	(7,555)
Stock-based compensation	6,387	4,423
Impairment of goodwill and intangible assets	3,013	5,426
Amortization of intangibles	16,408	13,525
Depreciation	5,110	4,335
(Gain) loss on disposal of subsidiaries	(1,984)	327
Other, net	3,554	—
(Increase) decrease in operating assets:
Cash, cash equivalents and securities purchased under resale agreements in premium trust accounts	(2,436)	(2,535)
Commissions, fees and premiums receivable, net	33,374	38,329
Due from principals and/or certain entities they own	(6,395)	(6,918)
Notes receivable, net – current	(617)	(2,865)
Other current assets	(1,587)	440
Notes receivable, net – non-current	(2,420)	(215)
Other non-current assets	1,321	466
Increase (decrease) in operating liabilities:
Premiums payable to insurance carriers	656	3,584
Income taxes payable	(12,241)	(6,756)
Due to principals and/or certain entities they own	(34,780)	(40,684)
Accounts payable	(16,971)	(3,092)
Accrued liabilities	(2,251)	(22,966)
Other non-current liabilities	3,051	7,324
Total adjustments	(15,599)	(15,407)
Net cash provided by operating activities	3,302	7,777
Cash flow from investing activities:
Proceeds from disposal of subsidiaries	1,920	2,136
Purchases of property and equipment, net	(5,133)	(4,811)
Payments for acquired firms, net of cash and contingent consideration	(108,413)	(63,349)
Net cash used in investing activities	(111,626)	(66,024)
Cash flow from financing activities:
Repayments of borrowings	(120,000)	(20,000)
Proceeds from borrowings	127,000	70,000
Proceeds from convertible senior notes	230,000	—
Convertible senior notes issuance costs	(7,578)	—
Proceeds from warrants sold	34,040	—
Purchase of call options	(55,890)	—
Proceeds from stock-based awards, including tax benefit	9,234	5,917
Payments for treasury stock repurchase	(106,605)	—
Dividends paid	(13,754)	(11,148)
Net cash provided by financing activities	96,447	44,769
Net decrease in cash and cash equivalents	(11,877)	(13,478)
Cash and cash equivalents, beginning of the period	98,206	105,761
Cash and cash equivalents, end of the period	$86,329	$92,283
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$23,688	$28,270
Cash paid for interest	$2,174	$2,465
Non-cash transactions:
See Note 8

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2007

(Unaudited)

Note 1 - Nature of Operations

National Financial Partners Corp. (“NFP”), a Delaware corporation, was formed on August 27, 1998, but did not commence operations until January 1, 1999. The principal business of NFP and its subsidiaries (the “Company”) is the acquisition and management of operating companies it acquires which form a national network of independent financial advisors specializing in life insurance and wealth transfer, corporate and executive benefits, financial planning and investment advisory services to high net worth individuals and entrepreneurial companies. As of June 30, 2007, the Company owned 180 firms.

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

Revenue recognition

Insurance and annuity commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. First-year commissions are calculated as a percentage of the first twelve months’ premium on the policy and earned in the year that the policy is originated. In many cases, the Company receives renewal commissions for a period following the first year, if the policy remains in force. Certain of the Company’s firms also receive fees for the settlement of life insurance policies. These fees are generally based on a percentage of the settlement proceeds received by their clients, and recognized as revenue when the policy is transferred and the rescission period has ended. The Company also earns commissions on the sale of insurance policies written for benefit programs. The commissions are paid each year as long as the client continues to use the product and maintain its broker of record relationship with the Company. The Company also earns fees for the development and implementation of corporate and executive benefit programs as well as fees for the duration that these programs are administered. Asset-based fees are also earned for administrative services or consulting related to certain benefits plans. Insurance commissions are recognized as revenue when the following three criteria are met: (1) the policy application process is substantially complete, (2) the premium is paid, and (3) the insured party is contractually committed to the purchase of the insurance policy. The Company carries an allowance for policy cancellations, which approximated $1.2 million at June 30, 2007 and 2006, that is periodically evaluated and adjusted as necessary. Miscellaneous commission adjustments are generally recorded as they occur. Contingent commissions are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably estimated prior to receipt of the commission.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2007 – (Continued)

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

Some of the Company’s firms earn additional compensation in the form of incentive and marketing support payments from manufacturers of financial services products, based on the volume, persistency and profitability of business generated by the Company for these three sources. Incentive and marketing support revenue is recognized at the earlier of notification of a payment or when payment is received, unless there exists historical data and other information which enable management to reasonably estimate the amount earned during the period.

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

Recently issued accounting pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarified the accounting for uncertain tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. The Company adopted FIN 48 on January 1, 2007. As a result of adoption, the Company recognized a charge of $7.4 million to the January 1, 2007 retained earnings balance. As of the adoption date, the Company had unrecognized tax benefits of $16.3 million of which $9.8 million, if recognized, would affect the effective tax rate. Also, as of the adoption date, the Company had accrued interest and penalties relating to the unrecognized tax benefits of $2.4 million and $0.8 million, respectively. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the six months ended June 30, 2007 the Company’s liability for unrecognized tax benefits increased by $1.7 million. Estimated interest and penalties related to the underpayment of income taxes and reported in income tax expense totaled $0.2 million and $0.6 million in the three and six months ended June 30, 2007, respectively.

As of January 1, 2007, the Company is subject to U.S. federal income tax examinations for the tax years 2003 through 2006, and to various state and local income tax examinations for the tax years 2001 through 2006.

The Company believes that it is reasonably possible that the total amounts of unrecognized tax benefits could significantly decrease within the next twelve months due to the settlement of state income tax audits and expiration of statutes of limitations in various state and local jurisdictions; however, quantification of an estimated range cannot be made at this time.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company will adopt SFAS 157 on January 1, 2008. Management is currently evaluating the effect, if any, of SFAS 157 on the Company’s consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2007 – (Continued)

(Unaudited)

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

Note 3 - Earnings Per Share

The computations of basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
(in thousands, except per share amounts)
Basic:
Net income	$10,408	$13,725	$18,901	$23,184
Average shares outstanding	37,790	37,539	37,724	37,385
Contingent consideration and incentive payments	43	25	21	25
Total	37,833	37,564	37,745	37,410
Basic earnings per share	$0.28	$0.37	$0.50	$0.62
Diluted:
Net income	$10,408	$13,725	$18,901	$23,184
Average shares outstanding	37,790	37,539	37,724	37,385
Stock held in escrow	37	64	37	64
Contingent consideration and incentive payments	172	117	172	117
Stock-based awards	1,942	2,393	1,947	2,444
Other	2	—	2	—
Total	39,943	40,113	39,882	40,010
Diluted earnings per share	$0.26	$0.34	$0.47	$0.58

Note 4 - Acquisitions

During the six months ended June 30, 2007, the Company acquired 16 firms that offer life insurance and wealth transfer, corporate and executive benefits and other financial services to high net worth individuals and entrepreneurial companies. These acquisitions allowed the Company to expand its presence in desirable geographic locations, further extend its presence in the life insurance and wealth transfer, corporate and executive benefits, and financial planning and investment advisory markets and increase the volume of services currently provided.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2007 – (Continued)

(Unaudited)

The purchase price associated with acquisitions accounted for as purchases, including direct costs and the allocations thereof, are summarized as follows:

	Six Months Ended June 30,
(in thousands)	2007	2006
Purchase price:
Cash	$102,158	$54,464
Common stock	22,776	25,057
Other	647	257
Totals	$125,581	$79,778
Allocation of purchase price:
Net tangible assets	$9,396	$461
Cost assigned to intangibles:
Book of business	28,619	17,371
Management contract	37,914	30,130
Trade name	757	551
Goodwill	48,895	31,265
Total	$125,581	$79,778

The price per share of common stock paid by NFP was based upon an average fair market value of NFP’s publicly traded common stock over a specified period of time prior to the closing date of the acquisition.

In connection with the 16 acquisitions, the Company has contingent obligations based upon the future earnings of the acquired entities that are not included in the purchase price that was recorded for these acquisitions at the effective date of acquisition. Future payments made under this arrangement will be recorded as an adjustment to purchase price when the contingencies are settled. As of June 30, 2007, the maximum amount of contingent consideration payable to the 16 firms, which is largely based on growth in earnings, was $85.7 million.

In connection with the 16 acquisitions, and the acquisition of an additional economic interest in an existing firm through the acquisition of a principal’s economic interest in a management company, the Company expects approximately $29.4 million of goodwill to be deductible over 15 years for tax purposes.

During the six months ended June 30, 2007, the Company did not capitalize any amounts relating to contingent consideration for firms acquired in 2007 and capitalized $3.8 million relating to contingent consideration for firms acquired in 2006 during the six months ended June 30, 2006.

The following table summarizes the required disclosures of the pro forma combined entity, as if these acquisitions occurred at January 1, 2007 and 2006, respectively:

	Six Months Ended June 30,
(in thousands, except per share amounts)	2007	2006
Revenue	$538,070	$532,704
Income before income taxes	35,455	47,551
Net income	19,698	27,744
Earnings per share – basic	0.52	0.73
Earnings per share – diluted	0.49	0.68

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2007 – (Continued)

(Unaudited)

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred at January 1, 2007 and 2006, respectively, nor is it necessarily indicative of future operating results.

 Note 5 - Goodwill and Other Intangible Assets

Goodwill:

The changes in the carrying amount of goodwill for the six months ended June 30, 2007 are as follows:

(in thousands)	2007
Balance as of January 1,	$466,391
Goodwill acquired during the year, including goodwill acquired related to the deferred tax liability of $15,073	63,968
Contingent consideration payments	23,685
Firm disposals, firm restructures and other, net	1,786
Impairment of goodwill	(1,171)
Balance as of June 30,	$554,659

Acquired intangible assets:

	As of June 30, 2007		As of December 31, 2006
(in thousands)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortizing identified intangible assets:
Book of business	$186,210	$(70,404)	$157,823	$(61,544)
Management contract	356,762	(56,927)	322,109	(51,138)
Institutional customer relationships	15,700	(1,962)	15,700	(1,526)
Total	$558,672	$(129,293)	$495,632	$(114,208)
Non-amortizing intangible assets:
Goodwill	$567,025	$(12,366)	$479,036	$(12,645)
Trade name	9,702	(133)	8,968	(140)
Total	$576,727	$(12,499)	$488,004	$(12,785)

Aggregate amortization expense for intangible assets subject to amortization for the six months ended June 30, 2007 was $16.4 million. Intangibles related to book of business, management contract and institutional customer relationships are being amortized over a 10-year, 25-year and 18-year period, respectively. Based on the Company’s acquisitions as of June 30, 2007, estimated amortization expense for each of the next five years is $34.2 million per year. Estimated amortization expense for each of the next five years will change primarily as the Company continues to acquire firms.

Impairment of goodwill and intangible assets:

The Company evaluates its amortizing (long-lived assets) and non-amortizing intangible assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), respectively.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2007 – (Continued)

(Unaudited)

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

Impairments were identified at three and four firms for the six months ended June 30, 2007 and 2006, respectively. The Company compared the carrying value of each firm’s long-lived assets (book of business, management contract and institutional customer relationships) with an estimate of their respective fair values. The fair value is based upon the amount at which the long-lived assets could be bought or sold in a current transaction between the Company and its principals, and/or the present value of the assets’ future cash flow. Based upon this analysis, the following impairments of amortizing intangible assets were recorded:

(in thousands)	Impairment loss as of June 30,
	2007	2006
Amortizing identified intangible assets:
Book of business	$46	$130
Management contract	1,783	2,672
Total	$1,829	$2,802

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

(in thousands)	Impairment loss as of June 30,
	2007	2006
Non-amortizing identified intangible assets:
Goodwill	$1,171	$2,575
Trade name	13	49
Total	$1,184	$2,624

The total impairment of goodwill and intangible assets recognized in the consolidated statements of income was $3.0 million and $5.4 million for the six month periods ended June 30, 2007 and 2006, respectively.

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2007 – (Continued)

(Unaudited)

Note 6 – Borrowings

Credit Facility

On January 16, 2007, NFP entered into an amendment (the “Amendment”) to its $212.5 million credit facility, dated as of August 22, 2006, with various financial institutions party thereto and Bank of America, N.A., as administrative agent. The Amendment, among other things, modified certain covenants to which NFP was subject under the credit agreement and made other changes in contemplation of the issuance by NFP of the convertible senior notes due 2012 (discussed separately below). Under the Amendment, NFP can incur up to $250 million in aggregate principal amount outstanding in unsecured indebtedness and unsecured subordinated indebtedness subject to certain conditions; previously, NFP could incur $75 million of unsecured subordinated debt. The Amendment also provides that cumulative Restricted Payments (as defined in the Amendment), which include but are not limited to dividends and share repurchases, may not exceed 50% of consolidated net income for the then completed fiscal quarters of the Company commencing with the fiscal quarter ending March 31, 2006 plus $150 million; previously, Restricted Payments could not exceed 50% of consolidated net income for the then completed fiscal quarters of the Company commencing with the fiscal quarter ending March 31, 2006 plus $125 million. In addition, to induce the credit facility lenders to consent to the Amendment, NFP agreed to pay to the administrative agent for the ratable benefit of the credit facility lenders that signed the Amendment an amendment fee equal to 0.05% of the commitments of such lenders. The $212.5 million credit facility replaced NFP’s previous $175 million credit facility and is used primarily to finance acquisitions and fund general corporate purposes.

On May 29, 2007, a new lender was added pursuant to a Lender Joinder Agreement, which increased the $212.5 million credit facility to $225 million.

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

The credit facility is structured as a revolving credit facility and matures on August 22, 2011. NFP’s obligations under the credit facility are secured by all of its and its subsidiaries’ assets. Up to $35 million of the credit facility is available for the issuance of letters of credit and there is a $10 million sublimit for swingline loans. The credit facility contains various customary restrictive covenants that prohibit the Company from, subject to various exceptions and among other things: (i) incurring additional indebtedness or guarantees, (ii) creating liens or other encumbrances on property or granting negative pledges, (iii) entering into a merger or similar transaction, (iv) selling or transferring certain property, (v) declaring dividends or making other restricted payments and (vi) making investments. In addition, the credit facility contains financial covenants requiring the Company to maintain a minimum interest coverage ratio and a maximum consolidated leverage ratio. As of June 30, 2007, management believes that the Company was in compliance with all covenants under the facility.

NFP’s prior credit facility was structured as a revolving credit facility and was due on June 15, 2008 unless NFP elected to convert the credit facility to a term loan, at which time it would have amortized over one year, with a principal payment due on December 15, 2008 and a final maturity of June 15, 2009.

As of June 30, 2007, the combined year-to-date weighted average interest rate for NFP’s credit facility was 6.25%. The weighted average of its previous credit facility in the prior year period was 6.27%.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2007 – (Continued)

(Unaudited)

Convertible Senior Notes

In January 2007, NFP issued $230 million (including over-allotment) aggregate principal amount of 0.75% convertible senior notes due February 1, 2012 (the “notes”). The notes are senior unsecured obligations and rank equally with the Company’s existing or future senior debt and senior to any subordinated debt. The notes will be structurally subordinated to all existing or future liabilities of NFP’s subsidiaries and will be effectively subordinated to existing or future secured indebtedness to the extent of the value of the collateral. The notes were used to pay the net cost of the convertible note hedge and warrant transactions, repurchase 2.3 million shares of NFP’s common stock from Apollo Investment Fund IV L.P. and Apollo Overseas Partners IV L.P. (collectively, “Apollo”) and to repay a portion of outstanding amounts of principal and interest under NFP’s credit facility (all as discussed herein).

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

Upon conversion, NFP will pay, at its election, cash or a combination of cash and common stock based on a daily conversion value calculated on a proportionate basis for each trading day of the relevant 20 trading day observation period. The initial conversion rate for the notes was 17.9791 shares of common stock per $1,000 principal amount of notes, equivalent to a conversion price of approximately $55.62 per share of common stock. The conversion price will be subject to adjustment in some events but will not be adjusted for accrued interest. In addition, if a “fundamental change” (as defined in the First Supplemental Indenture governing the notes) occurs prior to the maturity date, NFP will, in some cases and subject to certain limitations, increase the conversion rate for a holder that elects to convert its notes in connection with such fundamental change.

Concurrent with the issuance of the notes, NFP entered into convertible note hedge and warrant transactions with an affiliate of one of the underwriters for the notes. The transactions are expected to reduce the potential dilution to NFP’s common stock upon future conversions of the notes. Under the convertible note hedge, NFP purchased 230,000 call options for an aggregate premium of $55.9 million. Each call option entitles NFP to repurchase an equivalent number of shares issued upon conversion of the notes at the same strike price (initially $55.62 per share), generally subject to the same adjustments. The call options expire on the maturity date of the notes. NFP also sold warrants for an aggregate premium of $34.0 million. The warrants expire ratably over a period of 40 scheduled trading days between May 1, 2012 and June 26, 2012, on which dates, if not previously exercised, the warrants will be treated as automatically exercised if they are in the money. The warrants provide for net-share settlement. The net cost of the convertible note hedge and warrants to the Company is $21.9 million. Debt issuance costs associated with the notes of approximately $7.6 million are recorded in other current and non-current assets and will be amortized over the term of the notes.

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the Company recorded the cost incurred in connection with the convertible note hedge, including the related tax benefit, and the proceeds from the sale of the warrants as adjustments to additional paid-in capital and will not recognize subsequent changes in fair value.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2007 – (Continued)

(Unaudited)

Note 7 – Stockholders’ Equity

The changes in stockholders’ equity during the six months ended June 30, 2007 are summarized as follows:

		Additional
	Par	Paid-in	Retained	Treasury
(in thousands)	Value	Capital	Earnings	Stock	Total
Balance at December 31, 2006	$4,019	$706,512	$101,281	$(36,940)	$774,872
Common stock issued for:
Acquisitions	52	22,724	—	—	22,776
Contingent consideration	13	11,610	—	3,106	14,729
Incentive payments	—	1,273	—	724	1,997
Other	10	4,586	—	22	4,618
Common stock repurchased	—	—	—	(108,087)	(108,087)
Purchase of call options	—	(55,890)	—	—	(55,890)
Sale of warrants	—	34,040	—	—	34,040
Tax benefit from purchase of call options	—	1,250	—	—	1,250
Stock issued through Employee Stock Purchase Plan	—	444	—	180	624
Stock-based awards exercised/lapsed, including tax benefit	57	9,177	—	—	9,234
Amortization of unearned stock-based compensation, net of cancellations	—	6,253	(62)	—	6,191
Cash dividends declared on common stock	—	—	(13,602)	—	(13,602)
Impact of adoption of new accounting standard - FIN 48	—	—	(7,386)	—	(7,386)
Net income	—	—	18,901	—	18,901
Balance at June 30, 2007	$4,151	$741,979	$99,132	$(140,995)	$704,267

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

Treasury Shares

On January 15, 2007, NFP entered into an agreement with Apollo to repurchase 2.3 million shares of common stock from Apollo in a privately negotiated transaction. Apollo sold these shares to NFP at the same price per share as the initial price per share to the public in the January 17, 2007 secondary offering. After completion of the privately negotiated repurchase and the secondary offering, Apollo received the same proceeds per share, net of underwriting discounts, for the shares it sold pursuant to the repurchase and in the secondary offering, on an aggregate basis, as the other selling stockholders received for the shares they sold in the secondary offering.

NFP also reacquired 31,178 shares relating to the satisfaction of a promissory note, the restructuring of two transactions and the disposal of two transactions.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2007 – (Continued)

(Unaudited)

Convertible Note Hedge and Warrant Transactions

In January 2007, concurrent with the issuance of the convertible senior notes, the Company entered into a convertible note hedge and warrant transactions with an affiliate of one of the underwriters for the convertible senior notes. The transactions are expected to reduce the potential dilution to NFP’s common stock upon future conversions of the notes. Under the convertible note hedge, NFP purchased 230,000 call options for an aggregate premium of $55.9 million. Each call option entitles NFP to repurchase an equivalent number of shares issued upon conversion of the convertible notes at the same strike price (initially $55.62 per share), generally subject to the same adjustments. The call options expire on maturity date of the convertible notes. NFP also sold warrants for an aggregate premium of $34.0 million. The warrants expire ratably over a period of 40 scheduled trading days between May 1, 2012 and June 26, 2012, on which dates, if not previously exercised, the warrants will be treated as automatically exercised if they are in the money. The warrants provide for net-share settlement. The net cost of the convertible note hedge and warrants to the Company was $21.9 million. These transactions were recorded as an adjustment to additional paid-in capital.

Stock-based compensation

The Company is authorized under its various Stock Incentive Plans to grant options, stock appreciation rights, restricted stock, restricted stock units and performance stock units to officers, employees, principals and/or certain entities they own, independent contractors, consultants and non-employee directors.

Stock-based compensation expense was $3.4 million and $2.3 million for the three months ended June 30, 2007 and 2006, respectively, and $6.4 million and $4.4 million for the six months ended June 30, 2007 and 2006, respectively.

Summarized below is the amount of stock-based compensation allocated between cost of services and corporate and other expenses in the consolidated statements of income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
(in thousands)
Cost of Services:
Operating expenses	$1,229	$647	$2,095	$1,287
Management fees	175	159	419	247
Corporate and other expenses:
General and administrative	1,964	1,446	3,873	2,890

Total stock-based compensation cost	$3,368	$2,252	$6,387	$4,424

Employee Stock Purchase Plan

Effective January 1, 2007, NFP established an Employee Stock Purchase Plan (“ESPP”). The ESPP is designed to encourage the purchase of common stock by NFP’s employees, further aligning interests of employees and stockholders and providing incentive for current employees. Up to 3,500,000 shares of common stock are available for issuance under the ESPP, subject to adjustment. The ESPP enables all regular and part-time employees who have worked with NFP for at least one year to purchase shares of NFP common stock through payroll deductions of 2 to 10% of eligible compensation, up to an annual maximum of $10,000. The employees’ purchase price is 85% of the lesser of the market price of the common stock on the first business day or the last business day of the quarterly offering period. The Company recognizes compensation expense related to the compensatory nature of the discount given to employees who participate in the ESPP, which totaled $0.2 million for the six months ended June 30, 2007.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2007 – (Continued)

(Unaudited)

Summarized ESPP information is as follows:

(in thousands, except per share amounts)	Six Months Ended June 30, 2007
Employee contributions	$456
Shares to be acquired	12
Average purchase price per share	$39.36

NFP values its ESPP using the Black-Scholes option pricing model which uses the following assumptions:

Six Months Ended June 30, 2007
Expected volatility	28%
Risk free interest	5.04%
Dividend yield	1.54%
Expected term	3 months

The expected volatility is based on historical levels of volatility of NFP’s common stock and other factors. The risk free interest rate is based on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity of three months. The dividend yield is based upon NFP’s current dividend yield in effect at the time of the grant.

Note 8 – Non-Cash Transactions

The following non-cash transactions occurred during the periods indicated:

	Six Months Ended June 30,
(in thousands)	2007	2006
Stock issued as consideration for acquisitions	$22,776	$25,057
Net assets acquired (liabilities assumed) in connection with acquisitions	9,396	461
Stock issued as incentive compensation	1,997	3,143
Stock issued for contingent consideration and other	14,729	7,503
Stock issued for management agreement buyout	3,494	-
Stock repurchased, note receivable and satisfaction of an accrued liability in exchange for the restructure of an acquired firm	94	533
Stock repurchased in exchange for satisfaction of a note receivable, due from principal and/or certain entities they own and other assets	476	139
Restricted stock units issued as incentive compensation	—	1,569
Excess tax benefit from stock-based awards exercised/lapsed	3,751	3,259
Stock repurchased, note receivable and satisfaction of an accrued liability in connection with divestitures of acquired firms	912	1,612
Accrued liability for contingent consideration	9,304	5,364

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2007 – (Continued)

(Unaudited)

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

In the second quarter of 2007, one of NFP’s subsidiaries received subpoenas from the Florida Department of Financial Services and the Ohio Department of Insurance, seeking information regarding its life settlement transactions.  The Company has responded to the inquiries and is cooperating fully with these investigations.  All investigations are ongoing and the Company is unable to predict the ultimate outcome of these investigations.

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

Contingent consideration arrangements

The maximum contingent payment which could be payable as purchase consideration based on commitments outstanding as of June 30, 2007 consists of the following:

(in thousands)	2007	2008	2009	2010
Purchase consideration	$66,128	$134,103	$75,645	$94,250

Performance incentives

Management fees include an accrual for certain performance-based incentive amounts payable under NFP’s ongoing incentive program. Incentive amounts are paid in a combination of cash and NFP’s common stock. In addition to the incentive award, NFP pays an additional cash incentive equal to 50% of the incentive award elected to be received in the form of NFP’s stock. This election is made subsequent to the completion of the incentive period. For firms that began their incentive period prior to January 1, 2005, the principal can elect from 0% to 100% to be paid in NFP’s common stock. No accrual is made for these additional cash incentives until the related election is made. However, for firms beginning their incentive period on or after January 1, 2005 (with the exception of Highland Capital Holding Corporation firms), the principal is required to take a minimum of 30% (maximum 50%) of the incentive award in common stock. The Company accrues on a current basis for these firms the additional cash incentive (50% of the stock portion of the award) based upon the principal’s election of the minimum percentage required to be received in NFP stock. For the six months ended June 30, 2007, the maximum additional payment for this cash incentive that could be payable for all firms was approximately $4.0 million.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2007 — (Continued)

(Unaudited)

Note 10 – Management Agreement Buyout

Effective June 30, 2007 the Company acquired an additional economic interest in one of its existing firms through the acquisition of a principal’s ownership interest in a management company.  The management company was contracted by NFP to manage and operate one of its wholly-owned subsidiaries in 1999.   The acquisition of this ownership interest has been treated as a settlement of an executory contract between parties with a preexisting relationship in accordance with EITF No. 04-1 “Accounting for Preexisting Relationships between the Parties to a Business Combination.”  The Company paid cash, stock and other consideration totaling $13.0 million which has been reflected in the caption entitled "Management agreement buyout" on the Consolidated Statements of Income for the three and six months ended June 30, 2007.

Note 11– Other

During the second quarter of 2007, pursuant to the repayment of a note by a principal, approximately $1.8 million of future obligations of the principal previously being amortized as a deferred reduction in management fee expense was offset against management fee expense and the remaining obligation under a note receivable due from the principal was paid in full.

Note 12 – Subsequent Events

Acquisitions

Subsequent to June 30, 2007 and through August 6, 2007, the Company completed two acquisitions and three subacquisitions. The consideration for these transactions includes approximately $17.9 million in cash and the issuance of approximately 29,000 shares of NFP common stock.

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

Executive Overview

National Financial Partners Corp. (“NFP”) is a leading independent distributor of financial services products primarily to high net worth individuals and entrepreneurial companies. Founded in 1998 and commencing operations on January 1, 1999, NFP has grown internally and through acquisitions. As of June 30, 2007, NFP operates a national distribution network with over 175 owned firms. Revenue grew to $527.2 million during the six months ended June 30, 2007 from $500.6 million during the six months ended June 30, 2006. Net income decreased $4.3 million, or 18.5%, to $18.9 million during the six months ended June 30, 2007 from $23.2 million during the six months ended June 30, 2006.

The Company’s firms earn revenue that consists primarily of commissions and fees earned from the sale of financial products and services provided to their clients. The Company’s firms also incur commissions and fees expense and operating expense in the course of earning revenue. NFP pays management fees to non-employee principals of its firms and/or certain entities they own based on the financial performance of each respective firm. The Company refers to revenue earned by the Company’s firms minus the expenses of its firms, including management fees, as gross margin. The Company excludes amortization and depreciation from gross margin. These amounts are included in amounts disclosed separately as part of “Corporate and other expenses.” Management uses gross margin as a measure of the performance of the firms that the Company has acquired. Gross margin has grown from $88.5 million, or 17.7% of revenue, during the six months ended June 30, 2006 to $99.2 million, or 18.8% of revenue, during the six months ended June 30, 2007.

Gross margin is offset by expenses that NFP incurs at the corporate level, including corporate and other expenses. Corporate and other expenses grew from $49.0 million during the six months ended June 30, 2006 to $65.1 million during the six months ended June 30, 2007. Corporate and other expenses include general and administrative expense, which include the operating expenses of NFP’s corporate headquarters and a portion of stock-based compensation. General and administrative expense grew from $25.5 million during the six months ended June 30, 2006 to $29.6 million during the six months ended June 30, 2007. General and administrative expense as a percentage of revenue increased to 5.6% during the six months ended June 30, 2007 from 5.1% for the same period in 2006. Included in corporate and other expense was the expense incurred due to the buyout of the management agreement in connection with the acquisition of a management company from its former manager for cash, stock and other consideration totaling $13.0 million

Acquisitions

Under its acquisition structure, NFP acquires 100% of the equity of businesses that distribute financial services products on terms that are relatively standard across all its acquisitions. To determine the acquisition price, NFP’s management first estimates the annual operating cash flow of the business to be acquired based on current levels of revenue and expense. For this purpose, management defines operating cash flow as cash revenue of the business less cash and non-cash expenses, other than amortization, depreciation and compensation to the business’ owners or individuals who subsequently become principals. Management refers to this estimated annual operating cash flow as “target earnings.” Typically, the acquisition price is a multiple (generally in a range of five to six times) of a portion of the target earnings, which management refers to as “base earnings.” Under certain circumstances, the Company has paid multiples in excess of six times based on the unique attributes of the transaction that justify the higher value. Base earnings averaged 50% of target earnings for all firms owned at June 30, 2007. In determining base earnings, management focuses on the recurring revenue of the business. Recurring revenue refers to revenue from sales previously made (such as renewal commissions on insurance products, commissions and administrative fees for ongoing benefit plans and mutual fund trail commissions) and fees for assets under management.

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

NFP retains a cumulative preferred position in the base earnings. To the extent earnings of a firm in any year are less than base earnings, in the following year NFP is entitled to receive base earnings together with the prior years’ shortfall before any management fees are paid. In certain recent transactions involving large institutional sellers, the Company has provided minimum guaranteed compensation to certain former employees of the seller who became principals of the acquired business.

Additional purchase consideration is often paid to the former owners based on satisfying specified internal growth thresholds over the three-year period following the acquisition.

Substantially all of NFP’s acquisitions have been paid for with a combination of cash and NFP’s common stock, valued at the fair market value at the time of acquisition. The Company typically requires its principals to take at least 30% of the total acquisition price in NFP common stock. However, in transactions involving institutional sellers, the purchase price typically consists of substantially all cash. Through June 30, 2007, principals have taken on average approximately 37% of the total acquisition price in NFP common stock. The following table shows acquisition activity in the period:

(in thousands, except number of acquisitions)	Six Months Ended June 30, 2007
Number of acquisitions closed	16
Consideration:
Cash	$102,158
Common stock	22,776
Other (1)	647
$125,581
______________
(1)	Represents capitalized costs of the acquisitions.

Revenue

The Company’s firms generate revenue primarily from the following sources:

Life insurance commissions and estate planning fees. Insurance and annuity commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. First-year commissions are calculated as a percentage of the first twelve months’ premium on the policy and earned in the year that the policy is originated. In many cases, the Company’s firms receive renewal commissions for a period following the first year, if the policy remains in force. Some of the Company’s firms receive fees for the settlement of life insurance policies. These fees are generally based on a percentage of the settlement proceeds received by their clients. The Company’s firms also earn fees for developing estate plans. Revenue from life insurance activities also includes amounts received by the Company’s life brokerage entities, including the Company’s life settlements brokerage entities, which assist affiliated and non-affiliated producers with the placement and sale of life insurance.

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

Some of the Company’s firms also earn additional compensation in the form of incentive and marketing support payments from manufacturers of financial services products, based on the volume, persistency and profitability of business generated by the Company from these three sources. Incentive and marketing support revenue is recognized at the earlier of notification of a payment or when payment is received, unless there exists historical data and other information which enable management to reasonably estimate the amount earned during the period. These forms of payments are earned both with respect to sales by the Company’s owned firms and sales by the Company’s network of affiliated third-party distributors.

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

Expenses

The following table sets forth certain expenses as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of services:
Commissions and fees	31.3	32.5	32.2	33.1
Operating expenses (1)	31.0	28.9	33.0	30.0
Management fees (2)	17.0	20.2	16.0	19.2
Total cost of services	79.3	81.6	81.2	82.3
Gross margin	20.7	18.4	18.8	17.7
Corporate and other expenses:
General and administrative	5.3	4.9	5.6	5.1
Amortization	3.0	2.6	3.1	2.7
Depreciation	0.9	1.0	1.0	1.0
Impairment of goodwill and intangible assets	0.4	1.0	0.6	1.0
Management agreement buyout	4.6	-	2.5	-
(Gain) loss on sale of subsidiaries	(0.1)	NM	(0.4)	NM
Total corporate and other expenses	14.1%	9.5%	12.4%	9.8%
______________

NM indicates amount is not meaningful

(1)	Excludes amortization and depreciation shown separately in Corporate and other expenses.
(2)	Excludes management agreement buyout shown separately in Corporate and other expenses.

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

Management fees. The Company pays management fees to the principals of its firms and/or certain entities they own based on the financial performance of the firms they manage. The Company typically pays a portion of the management fees monthly in advance. Once the Company receives cumulative preferred earnings (base earnings) from a firm, the principals and/or an entity the principals own will earn management fees equal to earnings above base earnings up to target earnings. An additional management fee is paid in respect of earnings in excess of target earnings based on the ratio of base earnings to target earnings. For example, if base earnings equal 40% of target earnings, the Company receives 40% of earnings in excess of target earnings and the principal and/or the entity receives 60%. A majority of NFP’s acquisitions have been completed with a ratio of base earnings to target earnings of 50%. Management fees also include an accrual for certain performance-based incentive amounts payable under NFP’s ongoing incentive program. Incentive amounts are paid in a combination of cash and NFP’s common stock. In addition to the incentive award, the Company pays an additional cash incentive equal to 50% of the incentive award elected to be received in NFP’s stock. This election is made subsequent to the completion of the incentive period. For firms that began their incentive period prior to January 1, 2005, the principal could elect from 0% to 100% to be paid in NFP’s common stock. No accrual is made for these additional cash incentives until the related election is made. However, for firms beginning their incentive period on or after January 1, 2005 (with the exception of Highland Capital Holding Corporation firms), the principal is required to take a minimum of 30% (maximum 50%) of the incentive award in common stock. The Company accrues on a current basis for these firms the additional cash incentive (50% of the stock portion of the award) based upon the principal’s election of the minimum percentage required to be received in company stock. Management fees are reduced by amounts paid by the principals and/or certain entities they own under the terms of the management agreement for capital expenditures, including sub-acquisitions, in excess of $50,000. These amounts may be paid over a mutually agreeable period of time and are recorded as a “deferred reduction in management fees.” Amounts recorded in deferred reduction in management fees are amortized as a reduction in management fee expense generally over the useful life of the asset. The ratio of management fees to gross margin before management fees is dependent on the percentage of total earnings of the Company’s firms capitalized by the Company, the performance of the Company’s firms relative to base earnings and target earnings, the growth of earnings of the Company’s firms in the periods after their first three years following acquisition and the earnings of NFPISI, NFPSI, and earnings of a small number of firms without a principal, for which no management fees are paid. Due to the Company’s cumulative preferred position, if a firm produces earnings below target earnings in a given year, the Company’s share of the firm’s total earnings would be higher for that year. If a firm produces earnings at or above target earnings, the Company’s share of the firm’s total earnings would be equal to the percentage of the earnings capitalized by the Company in the initial transaction, less any percentage due to additional management fees earned under ongoing incentive plans. The Company records share-based payments related to principals as management fees which are included as a component of cost of services.

The following table summarizes the results of operations of the Company’s firms for the periods presented and shows management fees as a percentage of gross margin before management fees:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
(dollars in thousands)
Revenue:
Commissions and fees	$282,995	$262,294	$527,219	$500,566
Cost of services:
Commissions and fees	88,470	85,176	169,777	165,776
Operating expenses (1)	87,767	75,745	173,898	149,959
Gross margin before management fees	106,758	101,373	183,544	184,831
Management fees (2)	48,049	53,114	84,353	96,342
Gross margin	$58,709	$48,259	$99,191	$88,489
Gross margin as percentage of total revenue	20.7%	18.4%	18.8%	17.7%
Gross margin before management fees as a percentage of total revenue	37.7%	38.6%	34.8%	36.9%
Management fees, as a percentage of gross margin before management fees	45.0%	52.4%	46.0%	52.1%

______________

(1)	Excludes amortization and depreciation which are shown separately under corporate and other expenses.
(2)	Excludes management agreement buyout which is shown separately under corporate and other expenses.

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

Management agreement buyout. From time to time, NFP may seek to acquire an additional economic interest in one of its existing firms through the acquisition of a principals’ ownership interest in a management company which has been contracted by NFP to manage and operate one of its wholly-owned subsidiaries. The acquisition of this ownership interest will be treated for accounting purposes as the settlement of an executory contract in a business combination between parties with a preexisting relationship and expensed as part of corporate and other expenses.

(Gain) loss on sale of subsidiaries. From time to time, NFP has disposed of acquired firms or certain assets of acquired firms. In these dispositions, NFP may realize a gain or loss on the sale of the acquired firms or certain assets of acquired firms.

Effect of New Accounting Pronouncements.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarified the accounting for uncertain tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. The Company adopted FIN 48 on January 1, 2007. As a result of adoption, the Company recognized a charge of $7.4 million to the January 1, 2007 retained earnings balance. As of the adoption date, the Company had unrecognized tax benefits of $16.3 million of which $9.8 million, if recognized, would affect the effective tax rate. Also, as of the adoption date, the Company had accrued interest and penalties relating to the unrecognized tax benefits of $2.4 million and $0.8 million, respectively. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the six months ended June 30, 2007, the Company’s liability for unrecognized tax benefits increased by $1.7 million. Estimated interest and penalties related to the underpayment of income taxes totaled $0.2 million and $0.6 million in the three and six months ended June 30, 2007, respectively.

As of January 1, 2007, the Company is subject to U.S. federal income tax examinations for the tax years 2003 through 2006, and to various state and local income tax examinations for the tax years 2001 through 2006.

The Company believes that it is reasonably possible that the total amounts of unrecognized tax benefits could significantly decrease within the next twelve months due to the settlement of state income tax audits and expiration of statutes of limitations in various state and local jurisdictions, however, quantification of an estimated range cannot be made at this time.

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

Three months ended June 30, 2007 compared with the three months ended June 30, 2006

The following table provides a comparison of the Company’s revenue and expenses for the periods presented:

	For the Three Months Ended June 30,
	2007	2006	$ Change	% Change
	(in millions)
Statement of Operations Data:
Revenue:
Commissions and fees	$283.0	$262.3	$20.7	7.9%
Cost of services:
Commissions and fees	88.5	85.2	3.3	3.9
Operating expenses (1)	87.8	75.7	12.1	16.0
Management fees (2)	48.0	53.1	(5.1)	(9.6)
Total cost of services	224.3	214.0	10.3	4.8
Gross margin	58.7	48.3	10.4	21.5
Corporate and other expenses:
General and administrative	14.9	12.9	2.0	15.5
Amortization	8.4	6.8	1.6	23.5
Depreciation	2.6	2.2	0.4	18.2
Impairment of goodwill and intangible assets	1.2	3.0	(1.8)	(60.0)
Management agreement buyout	13.0	—	13.0	NM
(Gain) loss on sale of subsidiaries	(0.4)	—	(0.4)	NM
Total corporate and other expenses	39.7	24.9	14.8	59.4
Income from operations	19.0	23.4	(4.4)	(18.8)
Interest and other income	2.4	1.7	0.7	41.2
Interest and other expense	(2.7)	(1.5)	(1.2)	80.0
Net interest and other	(0.3)	0.2	(0.5)	NM
Income before income taxes	18.7	23.6	(4.9)	(20.8)
Income tax expense	8.3	9.9	(1.6)	(16.2)
Net income	$10.4	$13.7	$(3.3)	(24.1)%

______________

NM indicates amount is not meaningful

(1)	Excludes amortization and depreciation which are shown separately under corporate and other expenses.
(2)	Excludes management agreement buyout which is shown separately under corporate and other expenses.

Summary

Net income. Net income decreased $3.3 million, or 24.1%, to $10.4 million in the three months ended June 30, 2007 compared with $13.7 million in the same period last year. The decrease in net income of $3.3 million resulted from the buyout of a management agreement, higher general and administrative expense and a higher tax rate offset by the increase in revenue from new acquisitions, a decrease in management fee and impairments of intangible assets. Net income as a percentage of revenue was 3.7% for the three months ended June 30, 2007, down from 5.2% for the three months ended June 30, 2006.

Revenue

Commissions and fees. Commissions and fees increased $20.7 million, or 7.9%, to $283.0 million in the three months ended June 30, 2007 compared with $262.3 million in the same period last year. New acquisitions contributed revenue of $21.0 million and existing firms added revenue of $4.8 million which were partially offset by a $5.1 million decline in revenue at firms subsequently disposed. Revenue in the 2006 quarter benefited from strong sales of premium financed life insurance products in the senior market. Revenue from these products declined during the second half of 2006 as carriers reassessed their underwriting policies as well as their appetite for certain financed life insurance products in the senior market.

Cost of services

Commissions and fees. Commissions and fees expense increased $3.3 million, or 3.9%, to $88.5 million in the three months ended June 30, 2007 compared with $85.2 million in the same period last year. New acquisitions accounted for an increase of $2.6 million in commissions and fees expense which was augmented by an increase of $0.7 million at the Company’s existing firms. As a percentage of revenue, commissions and fees expense decreased to 31.3% in the three months ended June 30, 2007 from 32.5% in the same period last year. The change as a percentage of revenue was largely driven by a decline in the percentage of total revenue from brokerage firms which generally have higher payouts than retail firms and a larger number of benefit firms among new acquisitions which have lower commission and fee expense than existing firms.

Operating expenses. Operating expenses increased $12.1 million, or 16.0%, to $87.8 million in the three months ended June 30, 2007 compared with $75.7 million in the same period last year largely due to an increase in personnel related costs and promotional expenses incurred as firms pursued new marketing strategies and product offerings. Approximately $7.3 million of the increase was due to operating expenses of new acquisitions, and approximately $4.8 million was a result of increased operating expenses at the Company’s existing firms. As a percentage of revenue, operating expenses increased to 31.0% in the three months ended June 30, 2007 from 28.9% in the same period last year. The increase in operating expenses as a percentage of revenue results from the impact of lower revenue at existing firms while operating expenses, principally compensation and related costs, continue to increase moderately. In addition, a larger number of benefit firms among new acquisitions which typically have higher operating costs as a percentage of revenue than existing firms are also contributing to the increase in operating expenses. Stock-based compensation to firm employees and for firm activities included in operating expenses as a component of cost of services in the second quarter of 2007 was $1.2 million versus $0.6 million in the 2006 quarter.

Management fees. Management fees decreased $5.1 million, or 9.6%, to $48.0 million in the three months ended June 30, 2007 compared with $53.1 million in the three months ended June 30, 2006. Management fees were 45.0% of gross margin before management fees in the three months ended June 30, 2007 compared with 52.4% in the same period last year. This decrease as a percentage of gross margin before management fees was largely the result of lower incentive accruals and the acceleration of a deferred reduction in management fees. Management fees included an accrual of $2.4 million for ongoing incentive plans in the three months ended June 30, 2007 compared with $3.9 million in the 2006 quarter. Incentive accruals will vary from period to period based on the mix of firms participating in the program and the volatility of their earnings. During the second quarter of 2007, pursuant to the repayment of a note by a principal, approximately $1.8 million of future obligations of the principal previously being amortized as a deferred reduction in management fee expense was offset against management fee expense and the remaining obligation under a note receivable due from the principal was paid in full. In addition, management fees included $0.2 million of stock-based compensation expense in the three months ended June 30, 2007 compared with $0.2 million in the three months ended June 30, 2006. Management fees as a percentage of revenue decreased to 17.0% in the three months ended June 30, 2007 from 20.2% in the same period last year.

Gross margin. Gross margin increased $10.4 million, or 21.5%, to $58.7 million in the three months ended June 30, 2007 compared with $48.3 million in the same period last year. Gross margin as a percentage of revenue increased to 20.7% in the three months ended June 30, 2007 from 18.4% in the same period last year as the increase in revenue and decrease in commissions and fees expense as a percentage of revenue and management fee expense more than offset the increase in firm operating expenses.

Corporate and other expenses

General and administrative. General and administrative expense increased $2.0 million, or 15.5%, to $14.9 million in the three months ended June 30, 2007 compared with $12.9 million in the same period last year. Stock-based compensation to employees totaled approximately $2.0 million and $1.4 million in the second quarter of 2007 and 2006, respectively. As a percentage of revenue, general and administrative expense increased to 5.3% in the three months ended June 30, 2007 compared with 4.9% in the same period last year. The increase in general and administrative expense consisted of increases of $1.1 million in personnel and personnel related costs, a $1.0 million reserve established for a note received as part of a prior year disposal, $0.5 million in stock-based compensation and a decrease of $0.6 million in other expenses. General and administrative expense for the quarter included $0.1 million of expense related to regulatory investigations of the life settlements industry. The Company continued its buildout of corporate resources to support organic growth, new acquisitions and increased regulatory needs.

Amortization. Amortization increased $1.6 million, or 23.5%, to $8.4 million in the three months ended June 30, 2007 compared with $6.8 million in the same period last year. Amortization expense increased due to a 20.4% increase in amortizing intangible assets resulting primarily from new acquisitions. As a percentage of revenue, amortization was 3.0% in the three months ended June 30, 2007 compared with 2.6% in the three months ended June 30, 2006.

Depreciation. Depreciation expense increased $0.4 million, or 18.2%, to $2.6 million in the three months ended June 30, 2007 compared with $2.2 million in the same period last year. The increase in depreciation resulted from an increase in the number of owned firms and capital expenditures at the Company’s existing firms and at the corporate office.

Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets decreased $1.8 million, or 60%, to $1.2 million in the second quarter of 2007 compared with $3.0 million in the prior year period. The impairment related to two firms in the three months ended June 30, 2007 and three firms in the three month period ending June 30, 2006. As a percentage of revenue, impairment of goodwill and intangibles was 0.4% for the three months ended June 30, 2007 and 1.0% for the three months ended June 30, 2006.

Management agreement buyout. Effective June 30, 2007 NFP acquired an additional economic interest in one of its existing firms through the acquisition of a principal’s ownership interest in a management company. The management company was contracted by NFP to manage and operate one of its wholly-owned subsidiaries. The acquisition of the ownership interest has been treated as a settlement of an executory contract in a business combination between parties in a preexisting relationship in accordance with EITF No. 04-1 “Accounting for Preexisting Relationships between the Parties to a Business Combination.”  The Company paid cash, stock and other consideration totaling $13.0 million which has been reflected in the caption entitled “Management agreement buyout” in the Consolidated Statements of Income.

(Gain) loss on sale of subsidiaries. During the second quarter of 2007, the Company received approximately $0.4 million of contingent consideration from the sale of assets in a prior year.

Interest and other income. Interest and other income increased $0.7 million, or 41.2% to $2.4 million in the three months ended June 30, 2007 compared with $1.7 million in the three months ended June 30, 2006, resulting from higher average investable cash balances and the increased interest rate environment.

Interest and other expense. Interest and other expense increased $1.2 million, or 80.0%, to $2.7 million in the three months ended June 30, 2007 compared with $1.5 million in the same period last year. Interest and other expense increased $0.8 million during the second quarter of 2007 from interest and the amortization of debt issuance costs related to the issuance of $230 million in convertible senior notes in January 2007. Other expense also included $0.4 million due to the termination of a long-term lease.

Income tax expense

Income tax expense. Income tax expense decreased $1.6 million, or 16.2%, to $8.3 million in the three months ended June 30, 2007 compared with $9.9 million in the same period last year. The estimated effective tax rate in the second quarter of 2007 was 42.9%, which increases to 44.2% with the inclusion of interest and penalties totaling $0.2 million accrued in accordance with FIN 48. This compares with an estimated effective tax rate of 41.9% in the second quarter of 2006 and 43.2% for the full year 2006. The estimated effective tax rate may be affected by future impairments, restructurings, state tax changes and other factors which are recognized as discrete items in the quarters in which they arise and, as a result, may impact income tax expense both in terms of absolute dollars and as a percentage of income before income taxes.

Six months ended June 30, 2007 compared with the six months ended June 30, 2006

The following table provides a comparison of the Company’s revenue and expenses for the periods presented:

	For the Six Months Ended June 30,
	2007	2006	$ Change	% Change
	(in millions)
Statement of Operations Data:
Revenue:
Commissions and fees	$527.2	$500.6	$26.6	5.3%
Cost of services:
Commissions and fees	169.8	165.8	4.0	2.4
Operating expenses (1)	173.9	150.0	23.9	15.9
Management fees (2)	84.3	96.3	(12.0)	(12.5)
Total cost of services	428.0	412.1	15.9	3.9
Gross margin	99.2	88.5	10.7	12.1
Corporate and other expenses:
General and administrative	29.6	25.5	4.1	16.1
Amortization	16.4	13.5	2.9	21.5
Depreciation	5.1	4.3	0.8	18.6
Impairment of goodwill and intangible assets	3.0	5.4	(2.4)	(44.4)
Management agreement buyout	13.0	-	13.0	NM
(Gain) loss on sale of subsidiaries	(2.0)	0.3	(2.3)	NM
Total corporate and other expenses	65.1	49.0	16.1	32.9
Income from operations	34.1	39.5	(5.4)	(13.7)
Interest and other income	4.7	3.3	1.4	42.4
Interest and other expense	(4.7)	(3.0)	(1.7)	56.7
Net interest and other	-	0.3	(0.3)	NM
Income before income taxes	34.1	39.8	(5.7)	(14.3)
Income tax expense	15.2	16.6	(1.4)	(8.4)
Net income	$18.9	$23.2	$(4.3)	(18.5)%

______________

NM indicates amount is not meaningful

(1)	Excludes amortization and depreciation which are shown separately under corporate and other expenses.
(2)	Excludes management agreement buyout which is shown separately under corporate and other expenses.

Summary

Net income. Net income decreased $4.3 million, or 18.5%, to $18.9 million in the six months ended June 30, 2007 compared with $23.2 million in the same period last year. The decrease in net income of $4.3 million resulted from the buyout of a management agreement, an increase in operating expenses, higher general and administrative expense, and a higher tax rate offset by an increase in revenue from new acquisitions, a decrease in management fees and impairments of intangible assets. Net income as a percentage of revenue was 3.6% for the six months ended June 30, 2007, up from 4.6% for the six months ended June 30, 2006.

Revenue

Commissions and fees. Commissions and fees increased $26.6 million, or 5.3%, to $527.2 million in the six months ended June 30, 2007 compared with $500.6 million in the same period last year. New acquisitions contributed revenue of $38.9 million which was partially offset by a decrease in revenue from existing firms of $5.5 million and a $6.8 million decline in revenue from firms disposed of subsequent to June 30, 2006. Revenue in the 2006 period benefited from strong sales of premium financed life insurance products in the senior market which declined subsequent to the first half of 2006 as carriers reassessed their underwriting policies as well as their appetite for certain financed life insurance products in the senior market.

Cost of services

Commissions and fees. Commissions and fees expense increased $4.0 million, or 2.4%, to $169.8 million in the six months ended June 30, 2007 compared with $165.8 million in the same period last year. New acquisitions accounted for an increase of $4.7 million in commissions and fees expense which was offset by a decrease of $0.7 million at the Company’s existing firms. As a percentage of revenue, commissions and fees expense decreased to 32.2% in the six months ended June 30, 2007 from 33.1% in the same period last year. The change as a percentage of revenue was largely driven by a decline in the percentage of total revenue from brokerage firms which generally have higher payouts than retail firms and a larger number of benefit firms among new acquisitions which typically have lower commission and fee expense.

Operating expenses. Operating expenses increased $23.9 million, or 15.9%, to $173.9 million in the six months ended June 30, 2007 compared with $150.0 million in the same period last year largely due to an increase in personnel related costs and promotional expenses incurred as firms pursued new marketing strategies and product offerings. Approximately $13.5 million of the increase was due to operating expenses of new acquisitions, and approximately $10.4 million was a result of increased operating expenses at the Company’s existing firms. As a percentage of revenue, operating expenses increased to 33.0% in the six months ended June 30, 2007 from 30.0% in the same period last year. The increase in operating expenses as a percentage of revenue results from the impact of lower revenue at existing firms while operating expenses, principally compensation and related costs, continue to increase moderately. In addition, a larger number of benefit firms among new acquisitions which have higher operating costs as a percentage of revenue than existing firms are also contributing to the increase in operating expenses. Stock-based compensation to firm employees and for firm activities included in operating expenses as a component of cost of services in the six months ended June 30, 2007 was $2.1 million versus $1.3 million in the six months ended June 30, 2006.

Management fees. Management fees decreased $12.0 million, or 12.5%, to $84.3 million in the six months ended June 30, 2007 compared with $96.3 million in the six months ended June 30, 2006. Management fees were 46.0% of gross margin before management fees in the six months ended June 30, 2007 compared with 52.1% in the same period last year. This decrease as a percentage of gross margin before management fees was largely the result of lower incentive accruals and the acceleration of a deferred reduction in management fees. Management fees included an accrual of $5.6 million for ongoing incentive plans in the six months ended June 30, 2007 compared with $8.9 million in the six months ended June 30, 2006. Incentive accruals will vary from period to period based on the mix of firms participating in the program and the volatility of their earnings. During the second quarter of 2007, pursuant to the repayment of a note by a principal, approximately $1.8 million of future obligations of the principal previously being amortized as a deferred reduction in management fee expense was offset against management fee expense and the remaining obligation under a note receivable due from the principal was paid in full. In addition, management fees included $0.4 million of stock-based compensation expense in the six months ended June 30, 2007 compared with $0.2 million in the six months ended June 30, 2006. Management fees as a percentage of revenue decreased to 16.0% in the six months ended June 30, 2007 from 19.2% in the same period last year.

Gross margin. Gross margin increased $10.7 million, or 12.1%, to $99.2 million in the six months ended June 30, 2007 compared with $88.5 million in the same period last year. Gross margin as a percentage of revenue increased to 18.8% in the six months ended June 30, 2007 from 17.7% in the same period last year as the increase in revenue and the decrease in commissions and fees expense and management fee expense more than offset the increase in operating expenses.

Corporate and other expenses

General and administrative. General and administrative expense increased $4.1 million, or 16.1%, to $29.6 million in the six months ended June 30, 2007 compared with $25.5 million in the same period last year. Stock-based compensation to employees totaled approximately $3.9 million and $2.9 million in the six months ended June 30, 2007 and 2006, respectively. As a percentage of revenue, general and administrative expense increased to 5.6% in the six months ended June 30, 2007 compared with 5.1% in the same period last year. The increase in general and administrative expense consisted of increases of $2.3 million in personnel and personnel related costs, $1.0 million in stock-based compensation a $1.0 million reserve established for a note received as part of a prior year disposal, and a decrease of $0.2 million in other expenses. The increase was largely the result of growth in the Company’s cost structure, particularly in the areas of compliance, internal audit, accounting, technology and human resources to support organic growth, new acquisitions and meet increased regulatory needs.

Amortization. Amortization increased $2.9 million, or 21.5%, to $16.4 million in the six months ended June 30, 2007 compared with $13.5 million in the same period last year. Amortization expense increased due to a 18.9% increase in amortizing intangible assets resulting primarily from new acquisitions. As a percentage of revenue, amortization was 3.1% in the six months ended June 30, 2007 compared with 2.7% in the six months ended June 30, 2006.

Depreciation. Depreciation expense increased $0.8 million, or 18.6%, to $5.1 million in the six months ended June 30, 2007 compared with $4.3 million in the same period last year. The increase in depreciation resulted from an increase in the number of owned firms and capital expenditures at the Company’s existing firms and at the corporate office.

Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets decreased $2.4 million, or 44.4%, to $3.0 million in the six months ended June 30, 2007 compared with $5.4 million in the prior year period. The impairment related to three firms in the six months ended June 30, 2007 and four firms in the six month period ending June 30, 2006. As a percentage of revenue, impairment of goodwill and intangibles was 0.6% for the six months ended June 30, 2007 and 1.0% for the six months ended June 30, 2006.

Management agreement buyout. Effective June 30, 2007 NFP acquired an additional economic interest in one of its existing firms through the acquisition of a principal’s ownership interest in a management company. The management company was contracted by NFP to manage and operate one of its wholly-owned subsidiaries. The acquisition of the ownership interest has been treated as a settlement of an executory contract in a business combination between parties in a preexisting relationship in accordance with EITF No. 04-1 “Accounting for Preexisting Relationships between the Parties to a Business Combination.”  The Company paid cash, stock and other consideration totaling $13.0 million which has been reflected in the caption entitled “Management agreement buyout” in the Consolidated Statements of Income.

(Gain) loss on sale of subsidiaries. The Company reported a gain on the sale of three subsidiaries and contingent consideration for the sale of assets from a prior year totaling $2.0 million in the six months ended June 30, 2007 versus a loss from the sale of four subsidiaries totaling $0.3 million in the six months ended June 30, 2006.

Interest and other income. Interest and other income increased $1.4 million, or 42.4%, to $4.7 million in the six months ended June 30, 2007 compared with $3.3 million in the six months ended June 30, 2006, resulting from higher average investable cash balances and the increased interest rate environment.

Interest and other expense. Interest and other expense increased $1.7 million, or 56.7%, to $4.7 million in the six months ended June 30, 2007 compared with $3.0 million in the same period last year. Interest and other expense increased $1.4 million during the six months ended June 30, 2007 from interest and the amortization of debt issuance costs related to the issuance of $230 million in convertible senior notes in January 2007.

Income tax expense

Income tax expense. Income tax expense decreased $1.4 million, or 8.4%, to $15.2 million in the six months ended June 30, 2007 compared with $16.6 million in the same period last year. The estimated effective tax rate for the six months ended June 30, 2007 was 42.7%, which increases to 44.5% with the inclusion of interest and penalties totaling $0.6 million accrued in accordance with FIN 48. This compares with an estimated effective tax rate of 41.9% in the second quarter of 2006 and 43.2% for the full year 2006. The estimated effective tax rate may be affected by future impairments, restructurings, state tax changes and other factors which are recognized as discrete items in the quarters in which they arise and, as a result, may impact income tax expense both in terms of absolute dollars and as a percentage of income before income taxes.

Liquidity and Capital Resources

A summary of the changes in cash flow data is provided as follows:

	Six Months Ended June 30,
(in thousands)	2007	2006
Net cash flows provided by (used in):
Operating activities	$3,302	$7,777
Investing activities	(111,626)	(66,024)
Financing activities	96,447	44,769
Net increase (decrease) in cash and cash equivalents	(11,877)	(13,478)
Cash and cash equivalents – beginning of period	98,206	105,761
Cash and cash equivalents – end of period	$86,329	$92,283

At June 30, 2007, the Company had cash and cash equivalents of $86.3 million, a decrease of $11.9 million from the balance of $98.2 million at December 31, 2006. The decrease in cash and cash equivalents during the six months ended June 30, 2007 resulted primarily from cash paid for acquired firms, net of cash and contingent consideration, offset by the net proceeds received from the issuance of NFP’s convertible senior notes.

During the six months ended June 30, 2007, cash provided by operating activities was $3.3 million, primarily due to net income plus non-cash charges of $44.6 million, a decrease in commissions, fees and premiums receivable, net of $33.3 million, partially offset by a decrease in amounts due to principals and/or certain entities they own of $34.8 million, accounts payable of $17.0 million, income taxes payable of $12.2 million and an increase in amounts due from principals and/or certain entities they own of $6.4 million. During the six months ended June 30, 2006, cash provided by operating activities was $7.8 million, primarily due to net income plus non-cash charges of $43.7 million, a decrease in commissions, fees and premiums receivable, net of $38.3 million, partially offset by a decrease in amounts due to principals and/or certain entities they own of $40.7 million, accrued liabilities of $23.0 million, and an increase in amounts due from principals and/or certain entities they own of $6.9 million.

During the six months ended June 30, 2007 and 2006, cash used in investing activities was $111.6 million and $66.0 million, respectively, in both cases for the acquisition of firms and property and equipment. During the six months ended June 30, 2007 and 2006, the Company used $108.4 million and $63.3 million, respectively, for payments for acquired firms and contingent consideration. In each period, payments for acquired firms represented the largest use of cash in investing activities.

During the six months ended June 30, 2007 and 2006, cash provided by financing activities was $96.4 million and $44.8 million, respectively. During the six months ended June 30, 2007, NFP issued convertible senior notes resulting in proceeds to NFP, net of associated costs, of $222.4 million. NFP utilized $106.6 million to repurchase 2.3 million shares of its common stock from Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. (collectively, “Apollo”) in a privately negotiated transaction. NFP also sold warrants for aggregate proceeds of $34.0 million and purchased a convertible note hedge for $55.9 million for a net cost to the Company of $21.9 million. The Company also received $9.2 million in cash proceeds payable to the Company from the exercise of principal and employee stock options. This $9.2 million included $4.7 million (including tax benefit) from the exercise of 349,455 shares in connection with a secondary public offering in January 2007. Net borrowings under the Company’s line of credit were $7.0 million during the six months ended June 30, 2007. Cash dividends paid for the six months ended June 30, 2007 were $13.8 million.

During the six months ended June 30, 2006, cash provided by borrowing activities was $50.0 million. Cash provided by financing activities was primarily the result of net borrowings under NFP’s credit facility. The Company uses this credit facility primarily to finance acquisitions and fund general corporate purposes.

Some of the Company’s firms maintain premium trust accounts which represent payments collected from insureds on behalf of carriers. Funds held in these accounts are invested in cash, cash equivalents and securities purchased under resale agreements (overnight). As of June 30, 2007, the Company had cash, cash equivalents and securities purchased under resale agreements in premium trust accounts of $59.9 million, an increase of $2.5 million from the balance as of December 31, 2006 of $57.4 million. Increases or decreases in these accounts relate to the volume and timing of payments from insureds and the timing of the Company’s remittances to carriers. These increases or decreases are largely offset by changes in premiums payable to insurance carriers.

Management believes that the Company’s existing cash, cash equivalents, funds generated from its operating activities and funds available under its credit facility will provide sufficient sources of liquidity to satisfy its financial needs for the next twelve months. However, if circumstances change, NFP may need to raise debt or additional capital in the future.

Borrowings

Credit Facility

On January 16, 2007, NFP entered into an amendment (the “Amendment”) to its $212.5 million credit facility, dated as of August 22, 2006, with various financial institutions party thereto and Bank of America, N.A., as administrative agent. The Amendment, among other things, modified certain covenants to which NFP was subject under the credit agreement and made other changes in contemplation of the issuance by NFP of the convertible senior notes due 2012 (discussed separately below). Under the Amendment, NFP can incur up to $250 million in aggregate principal amount outstanding in unsecured indebtedness and unsecured subordinated indebtedness subject to certain conditions; previously, NFP could incur $75 million of unsecured subordinated debt. The Amendment also provides that cumulative Restricted Payments (as defined in the Amendment), which include but are not limited to dividends and share repurchases, may not exceed 50% of consolidated net income for the then completed fiscal quarters of the Company commencing with the fiscal quarter ending March 31, 2006 plus $150 million; previously, Restricted Payments could not exceed 50% of consolidated net income for the then completed fiscal quarters of the Company commencing with the fiscal quarter ending March 31, 2006 plus $125 million. In addition, to induce the credit facility lenders to consent to the Amendment, NFP agreed to pay to the administrative agent for the ratable benefit of the credit facility lenders that signed the Amendment an amendment fee equal to 0.05% of the commitments of such lenders. The $212.5 million credit facility replaced NFP’s previous $175 million credit facility and is used primarily to finance acquisitions and fund general corporate purposes.

On May 29, 2007, a new lender was added pursuant to a Lender Joinder Agreement, which increased the $212.5 million credit facility to $225 million.

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

The credit facility is structured as a revolving credit facility and matures on August 22, 2011. NFP’s obligations under the credit facility are secured by all of its and its subsidiaries’ assets. Up to $35 million of the credit facility is available for the issuance of letters of credit and there is a $10 million sublimit for swingline loans. The credit facility contains various customary restrictive covenants that prohibit the Company from, subject to various exceptions and among other things: (i) incurring additional indebtedness or guarantees, (ii) creating liens or other encumbrances on property or granting negative pledges, (iii) entering into a merger or similar transaction, (iv) selling or transferring certain property, (v) declaring dividends or making other restricted payments and (vi) making investments. In addition, the credit facility contains financial covenants requiring the Company to maintain a minimum interest coverage ratio and a maximum consolidated leverage ratio. As of June 30, 2007, management believes that the Company was in compliance with all covenants under the facility.

NFP’s prior credit facility was structured as a revolving credit facility and was due on June 15, 2008 unless NFP elected to convert the credit facility to a term loan, at which time it would have amortized over one year, with a principal payment due on December 15, 2008 and a final maturity of June 15, 2009.

As of June 30, 2007, the combined year-to-date weighted average interest rate for NFP’s credit facility was 6.25%. The weighted average of its previous credit facility in the prior year period was 6.27%

NFP had outstanding borrowings of $90.0 million under the credit facility at June 30, 2007 and $90.0 million of outstanding borrowings at June 30, 2006. At December 31, 2006, outstanding borrowings were $83.0 million. NFP has historically drawn upon its credit facilities primarily to fund its acquisitions which tend to occur more frequently earlier in the year and reduce borrowings during the latter part of the year.

Convertible Senior Notes

In January 2007, NFP issued $230 million (including over-allotment) aggregate principal amount of 0.75% convertible senior notes due February 1, 2012 (the “notes”). The notes are senior unsecured obligations and rank equally with the Company’s existing or future senior debt and senior to any subordinated debt. The notes will be structurally subordinated to all existing or future liabilities of NFP’s subsidiaries and will be effectively subordinated to existing or future secured indebtedness to the extent of the value of the collateral. The notes were used to pay the net cost of the convertible note hedge and warrant transactions, repurchase 2.3 million shares of NFP’s common stock from Apollo and to repay a portion of outstanding amounts of principal and interest under NFP’s credit facility (all as discussed herein).

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

Upon conversion, NFP will pay, at its election, cash or a combination of cash and common stock based on a daily conversion value calculated on a proportionate basis for each trading day of the relevant 20 trading day observation period. The initial conversion rate for the notes was 17.9791 shares of common stock per $1,000 principal amount of notes, equivalent to a conversion price of approximately $55.62 per share of common stock. The conversion price will be subject to adjustment in some events but will not be adjusted for accrued interest. In addition, if a “fundamental change” (as defined in the First Supplemental Indenture governing the notes) occurs prior to the maturity date, NFP will, in some cases and subject to certain limitations, increase the conversion rate for a holder that elects to convert its notes in connection with such fundamental change.

Concurrent with the issuance of the notes, NFP entered into a convertible note hedge and warrant transactions with an affiliate of one of the underwriters for the notes. The transactions are expected to reduce the potential dilution to NFP’s common stock upon future conversions of the notes. Under the convertible note hedge NFP purchased 230,000 call options for an aggregate premium of $55.9 million. Each call option entitles NFP to repurchase an equivalent number of shares issued upon conversion of the notes at the same strike price ($55.62 per share), generally subject to the same adjustments. The call options expire on the maturity date of the notes. NFP sold warrants for an aggregate premium of $34.0 million. The warrants expire ratably over a period of 40 scheduled trading days between May 1, 2012 and June 26, 2012, on which dates, if not previously exercised, the warrants will be treated as automatically exercised if they are in the money. The warrants provide for net-share settlement. The net cost of the convertible note hedge and warrants to the Company is $21.9 million. Debt issuance costs associated with the notes of approximately $7.6 million are recorded in other current and non-current assets and will be amortized over the term of the notes

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the Company recorded the cost incurred in connection with the convertible note hedge, including the related tax benefit, and the proceeds from the sale of the warrants as adjustments to additional paid-in capital and will not recognize subsequent changes in fair value.

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

The table below shows NFP’s contractual obligations related to the convertible senior notes as of June 30, 2007:

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Convertible senior notes	$237,906	$1,725	$5,175	$231,006	$—

Dividends

NFP paid a quarterly cash dividend of $0.18 per share of common stock on July 6, 2007. The declaration and payment of future dividends to holders of NFP’s common stock will be at the discretion of NFP’s board of directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements, covenants under NFP’s credit facility and other factors which NFP’s board of directors may consider relevant. Based on the most recent quarterly dividend declared of $0.18 per share of common stock and the number of shares held by stockholders of record on June 15, 2007, the total annual cash requirement for dividend payments would be approximately $27.3 million.

Off-Balance Sheet Arrangements

The Company had no material off-balance sheet arrangements during the six months ended June 30, 2007.

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

The Company has a credit facility and cash, cash equivalents and securities purchased under resale agreements in premium trust accounts which are subject to short-term interest rate risk. Based on the weighted average borrowings under its current and previous credit facility during the six months ended June 30, 2007 and 2006, a 1% change in short-term interest rates would have affected the Company’s income before income taxes by approximately $0.8 million and $0.9 million, respectively. Based on the weighted average amount of cash, cash equivalents and securities purchased under resale agreements in premium trust accounts during the six months ended June 30, 2007 and 2006, a 1% change in short-term interest rates would have affected the Company’s income before income taxes by approximately $1.4 million for both the six months ended June 30, 2007 and 2006.

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

In the second quarter of 2007, one of NFP’s subsidiaries received subpoenas from the Florida Department of Financial Services and the Ohio Department of Insurance, seeking information regarding its life settlement transactions.  The Company has responded to the inquiries and is cooperating fully with these investigations.  All investigations are ongoing and the Company is unable to predict the ultimate outcome of these investigations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities

Since January 1, 2007 and through June 30, 2007, NFP has issued the following securities:

NFP has issued 595,947 shares of common stock with a value of approximately $26.3 million to principals in connection with the acquisition of firms and the buyout of a management agreement. NFP has issued 394,876 shares of common stock with a value of approximately $18.0 million to principals related to contingent consideration and other.

Since July 1, 2007 and through August 6, 2007, NFP has issued the following securities:

NFP has issued approximately 29,000 shares of common stock with a value of approximately $1.4 million in connection with the acquisition of firms. NFP has issued 19,221 shares with a value of $0.9 million related to contingent consideration and other.

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

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Number of Shares that May Yet Be Purchased Under the Plan
	(in thousands, except per share data)
April 1, 2007 – April 30, 2007	26,313	(a)	$47.23	—	—
May 1, 2007 – May 31, 2007	—		—	—	—
June 1, 2007 – June 30, 2007	—		—	—	—
Total	26,313		$47.23	—	—

 ____________________________

(a)

19,218 shares were reacquired relating to the disposal of two transactions. A net gain of $0.4 million was recorded on these transactions. 7,095 shares were reacquired relating to the satisfaction of a promissory note. No gain or loss was recorded on this transaction.

Item 4. Submission of Matters to a Vote of Security Holders

NFP’s Annual Meeting of Stockholders was held on Wednesday, May 16, 2007. At that meeting, the stockholders voted on the following matters:

(1)	the election of seven directors to the Company’s board of directors for a term of one year expiring at the next Annual Meeting of Stockholders;

(2)	the ratification of the appointment of PricewaterhouseCoopers LLP as NFP’s independent registered public accounting firm for the fiscal year ending December 31, 2007.

The number of votes cast for, against or withheld and the number of abstentions and, where applicable, broker non-votes with respect to each matter are set forth below:

		For	Against/ Withheld	Abstention	Broker Non-Votes
1.	Election of Directors:
	Jessica M. Bibliowicz	31,952,623	111,327	—	—
	Stephanie W. Abramson	32,060,293	3,657	—	—
	Arthur S. Ainsberg	32,060,728	3,222	—	—
	R. Bruce Callahan	32,060,387	3,563	—	—
	John A. Elliott	32,062,452	1,498	—	—
	Shari Loessberg	32,062,205	1,745	—	—
	Kenneth C. Mlekush	32,060,435	3,515	—	—

2.	The ratification of the appointment of PricewaterhouseCoopers LLP as NFP’s independent registered public accounting firm	32,039,124	22,787	2,039	—

All directors elected at the meeting began their one-year term of office after the meeting.

EXHIBIT INDEX

Item 6. Exhibits

Exhibit No	Description

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Financial Partners Corp.

Signature	Title	Date

/S/ JESSICA M. BIBLIOWICZ	Chairman, President and Chief Executive Officer	August 7, 2007
Jessica M. Bibliowicz

/S/ MARK C. BIDERMAN	Executive Vice President and Chief Financial Officer	August 7, 2007
Mark C. Biderman

EXHIBIT INDEX

Exhibit No	Description

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002