Form 10-Q
period 2007-09-30
NATIONAL FINANCIAL PARTNERS CORP
filed 2007-11-08
CIK 1183186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-Q

______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

The number of outstanding shares of the registrant’s Common Stock, $0.10 par value, as of October 31, 2007 was 38,765,018.

National Financial Partners Corp. and Subsidiaries

Form 10-Q

Forward-Looking Statements

National Financial Partners Corp. (“NFP”) and its subsidiaries (together with NFP, the “Company”) and their representatives may from time to time make verbal or written statements, including certain statements in this report, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words “anticipate,” “expect,” “intend,” “plan,” “believe,” “estimate,” “may,” “will,” “continue” and similar expressions of a future or forward-looking nature. Forward-looking statements may include discussions concerning revenue, expenses, earnings, cash flow, dividends, capital structure, credit facilities, market and industry conditions, premium and commission rates, interest rates, contingencies, the direction or outcome of regulatory investigations and litigation, income taxes and the Company’s operations.

These forward-looking statements are based on management’s current views with respect to future results, and are subject to risks and uncertainties. Forward-looking statements are based on beliefs and assumptions made by management using currently available information, such as market and industry materials, experts’ reports and opinions, and trends. These statements are only predictions and are not guarantees of future performance. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by a forward-looking statement. These factors include, without limitation:

•	NFP’s success in acquiring high-quality independent financial services distribution firms;

•	the performance of the Company’s firms following acquisition;

•	competition in the business of providing financial services to the high net worth and entrepreneurial corporate markets;

•	NFP’s ability, through its operating structure, to respond quickly and effectively to operational or financial situations;

•	the Company’s ability to effectively manage its business through the principals of its firms;

•	changes in tax laws, including the elimination or modification of the federal estate tax and any change in the tax treatment of life insurance products;

•	changes in the pricing, design or underwriting of insurance products;

•	changes in premiums and commission rates;

•	adverse developments in the insurance markets in which the Company operates, resulting in fewer sales of insurance-related products;

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

•

the reduction of the Company’s revenue and earnings due to the elimination or modification of compensation arrangements, including contingent compensation arrangements and the adoption of internal initiatives to enhance compensation transparency;

•	changes in interest rates or general economic conditions;

•

the impact of legislation or regulations in jurisdictions in which NFP’s subsidiaries operate, including the possible adoption of comprehensive and exclusive federal regulation over all interstate insurers;

•

the potential adoption, if required by the Financial Accounting Standards Board, of an accounting treatment for convertible debt instruments that would recognize incremental interest expense, negatively impacting operating results including earnings per share;

•

adverse results or other consequences from higher than anticipated compliance costs, including those related to expenses arising from internal reviews of business practices and regulatory investigations or those arising from compliance with state or federal laws;

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

Part I – Financial Information

Item 1. Financial Statements (Unaudited)

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(in thousands, except per share amounts)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$88,674	$98,206
Cash, cash equivalents and securities purchased under resale agreements in premium trust accounts	63,382	57,443
Commissions, fees and premiums receivable, net	117,397	126,035
Due from principals and/or certain entities they own	18,570	10,292
Notes receivable, net	5,734	5,539
Deferred tax assets	15,188	10,429
Other current assets	18,197	13,715
Total current assets	327,142	321,659
Property and equipment, net	29,363	27,749
Deferred tax assets	21,950	17,726
Intangibles, net	444,322	390,252
Goodwill, net	564,981	466,391
Notes receivable, net	13,046	9,121
Other non-current assets	9,389	4,146
Total assets	$1,410,193	$1,237,044
LIABILITIES
Current liabilities:
Premiums payable to insurance carriers	$60,069	$57,581
Borrowings	80,000	83,000
Income taxes payable	—	13,521
Due to principals and/or certain entities they own	46,668	64,307
Accounts payable	25,969	36,267
Dividends payable	6,919	6,973
Accrued liabilities	69,596	70,479
Total current liabilities	289,221	332,128
Deferred tax liabilities	115,273	105,163
Convertible senior notes	230,000	—
Other non-current liabilities	41,830	24,881
Total liabilities	676,324	462,172
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value: Authorized 200,000 shares; none issued	—	—
Common stock, $0.10 par value: Authorized 180,000 shares; 41,974 and 40,251 issued and 38,432 and 38,749 outstanding, respectively	4,194	4,019
Additional paid-in capital	762,241	706,512
Retained earnings	108,242	101,281
Treasury stock, 3,505 and 1,438 shares, respectively, at cost	(140,808)	(36,940)
Total stockholders’ equity	733,869	774,872
Total liabilities and stockholders’ equity	$1,410,193	$1,237,044

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Commissions and fees	$311,191	$267,078	$838,410	$767,644
Cost of services:
Commissions and fees	101,666	84,976	271,443	250,752
Operating expenses (1)	92,794	76,071	266,692	226,030
Management fees (2)	59,551	53,843	143,904	150,185
Total cost of services	254,011	214,890	682,039	626,967
Gross margin	57,180	52,188	156,371	140,677
Corporate and other expenses:
General and administrative	14,288	13,225	43,849	38,681
Amortization and depreciation	11,410	9,447	32,928	27,307
Impairment of goodwill and intangible assets	2,642	771	5,655	6,197
Management agreement buyout	—	—	13,046	—
(Gain) loss on sale of subsidiaries	—	(255)	(1,984)	72
Total corporate and other expenses	28,340	23,188	93,494	72,257
Income from operations	28,840	29,000	62,877	68,420

Interest and other income	2,187	2,396	6,927	5,704
Interest and other expense	(2,586)	(2,392)	(7,319)	(5,365)
Net interest and other	(399)	4	(392)	339
Income before income taxes	28,441	29,004	62,485	68,759
Income tax expense	12,384	12,541	27,527	29,112
Net income	$16,057	$16,463	$34,958	$39,647
Earnings per share:
Basic	$0.42	$0.43	$0.92	$1.05
Diluted	$0.40	$0.41	$0.87	$0.99

Dividends declared per share	$0.18	$0.15	$0.54	$0.45
Weighted average shares outstanding:
Basic	38,244	38,070	37,897	37,614
Diluted	40,392	40,501	40,055	40,196

See accompanying notes to consolidated financial statements.

______________

(1)	Excludes amortization and depreciation which are shown separately under Corporate and other expenses.
(2)	Excludes management agreement buyout which is shown separately under Corporate and other expenses.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - in thousands)

	Nine Months Ended September 30,
	2007	2006
Cash flow from operating activities:
Net income	$34,958	$39,647
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(11,322)	(6,647)
Stock-based compensation	9,485	6,600
Impairment of goodwill and intangible assets	5,655	6,197
Amortization of intangibles	24,963	20,652
Depreciation	7,965	6,655
(Gain) loss on disposal of subsidiaries	(1,984)	72
Other, net	3,665	—
(Increase) decrease in operating assets:
Cash, cash equivalents and securities purchased under resale agreements in premium trust accounts	(5,939)	(2,301)
Commissions, fees and premiums receivable, net	19,727	35,676
Due from principals and/or certain entities they own	(8,517)	(10,850)
Notes receivable, net – current	(526)	(3,235)
Other current assets	(2,006)	490
Notes receivable, net – non-current	(3,925)	757
Other non-current assets	1,617	(1,669)
Increase (decrease) in operating liabilities:
Premiums payable to insurance carriers	2,488	1,345
Income taxes payable	(11,466)	(8,738)
Due to principals and/or certain entities they own	(19,656)	(30,939)
Accounts payable	(14,662)	(1,670)
Accrued liabilities	9,649	(17,833)
Other non-current liabilities	4,404	9,397
Total adjustments	9,615	3,959
Net cash provided by operating activities	44,573	43,606
Cash flow from investing activities:
Proceeds from disposal of subsidiaries	1,920	2,391
Purchases of property and equipment, net	(8,315)	(6,409)
Payments for acquired firms, net of cash and contingent consideration	(135,339)	(95,431)
Net cash used in investing activities	(141,734)	(99,449)
Cash flow from financing activities:
Repayments of borrowings	(137,000)	(120,000)
Proceeds from borrowings	134,000	191,000
Proceeds from convertible senior notes	230,000	—
Convertible senior notes issuance costs	(7,578)	—
Proceeds from warrants sold	34,040	—
Purchase of call options	(55,890)	—
Proceeds from stock-based awards, including tax benefit	17,238	11,033
Payments for treasury stock repurchase	(106,605)	—
Dividends paid	(20,576)	(16,805)
Net cash provided by financing activities	87,629	65,228
Net (decrease) increase in cash and cash equivalents	(9,532)	9,385
Cash and cash equivalents, beginning of the period	98,206	105,761
Cash and cash equivalents, end of the period	$88,674	$115,146
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$35,634	$40,325
Cash paid for interest	$4,596	$4,124
Non-cash transactions:
See Note 8

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2007

(Unaudited)

Note 1 - Nature of Operations

National Financial Partners Corp. (“NFP”), a Delaware corporation, was formed on August 27, 1998, but did not commence operations until January 1, 1999. The principal business of NFP and its subsidiaries (the “Company”) is the acquisition and management of operating companies it acquires which form a national network of independent financial advisors specializing in life insurance and wealth transfer, corporate and executive benefits, financial planning and investment advisory services to high net worth individuals and entrepreneurial companies. As of September 30, 2007, the Company owned 183 firms.

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

Revenue recognition

Insurance and annuity commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. First-year commissions are calculated as a percentage of the first twelve months’ premium on the policy and earned in the year that the policy is originated. In many cases, the Company receives renewal commissions for a period following the first year, if the policy remains in force. Certain of the Company’s firms also receive fees for the settlement of life insurance policies. These fees are generally based on a percentage of the settlement proceeds received by their clients, and recognized as revenue when the policy is transferred and the rescission period has ended. The Company also earns commissions on the sale of insurance policies written for benefit programs. The commissions are paid each year as long as the client continues to use the product and maintain its broker of record relationship with the Company. The Company also earns fees for the development and implementation of corporate and executive benefit programs as well as fees for the duration that these programs are administered. Asset-based fees are also earned for administrative services or consulting related to certain benefits plans. Insurance commissions are recognized as revenue when the following three criteria are met: (1) the policy application process is substantially complete, (2) the premium is paid, and (3) the insured party is contractually committed to the purchase of the insurance policy. The Company carries an allowance for policy cancellations, which approximated $1.2 million at September 30, 2007 and 2006, that is periodically evaluated and adjusted as necessary. Miscellaneous commission adjustments are generally recorded as they occur. Contingent commissions are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably estimated prior to receipt of the commission.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2007 – (Continued)

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

Recently issued accounting pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarified the accounting for uncertain tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. The Company adopted FIN 48 on January 1, 2007. As a result of adoption, the Company recognized a charge of $7.4 million to the January 1, 2007 retained earnings balance. As of the adoption date, the Company had unrecognized tax benefits of $16.3 million, of which $9.8 million, if recognized, would affect the effective tax rate. Also, as of the adoption date, the Company had accrued interest and penalties relating to the unrecognized tax benefits of $2.4 million and $0.8 million, respectively. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the nine months ended September 30, 2007, the Company’s liability for unrecognized tax benefits increased by $2.5 million. Estimated interest and penalties related to the underpayment of income taxes and reported in income tax expense totaled $0.3 million and $0.9 million in the three and nine months ended September 30, 2007, respectively.

As of September 30, 2007, the Company is subject to U.S. federal income tax examinations for the tax years 2004 through 2006, and to various state and local income tax examinations for the tax years 2001 through 2006.

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

September 30, 2007 – (Continued)

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

Note 3 - Earnings Per Share

The computations of basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
(in thousands, except per share amounts)
Basic:
Net income	$16,057	$16,463	$34,958	$39,647
Average shares outstanding	38,224	38,062	37,890	37,611
Contingent consideration and incentive payments	20	8	7	3
Total	38,244	38,070	37,897	37,614
Basic earnings per share	$0.42	$0.43	$0.92	$1.05
Diluted:
Net income	$16,057	$16,463	$34,958	$39,647
Average shares outstanding	38,224	38,062	37,890	37,611
Stock held in escrow	37	65	37	64
Contingent consideration and incentive payments	141	158	141	158
Stock-based awards	1,988	2,216	1,985	2,363
Other	2	—	2	—
Total	$40,392	$40,501	$40,055	$40,196
Diluted earnings per share	$0.40	$0.41	$0.87	$0.99

Note 4 - Acquisitions

During the nine months ended September 30, 2007, the Company acquired 22 firms that offer life insurance and wealth transfer, corporate and executive benefits and other financial services to high net worth individuals and entrepreneurial companies. These acquisitions allowed the Company to expand its presence in desirable geographic locations, further extend its presence in the life insurance and wealth transfer, corporate and executive benefits, and financial planning and investment advisory markets and increase the volume of services currently provided.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2007 – (Continued)

(Unaudited)

The purchase price associated with acquisitions accounted for as purchases, including direct costs and the allocations thereof, are summarized as follows:

	Nine Months Ended September 30,
(in thousands)	2007	2006
Purchase price:
Cash	$123,749	$83,208
Common stock	25,476	40,365
Other	780	415
Totals	$150,005	$123,988
Allocation of purchase price:
Net tangible assets	$10,090	$1,005
Cost assigned to intangibles:
Book of business	35,330	31,490
Management contract	45,540	41,718
Trade name	922	835
Goodwill	58,123	48,940
Total	$150,005	$123,988

The price per share of common stock paid by NFP was based upon an average fair market value of NFP’s publicly traded common stock over a specified period of time prior to the closing date of the acquisition.

In connection with the 22 acquisitions, the Company has contingent obligations based upon the future earnings of the acquired entities that are not included in the purchase price that was recorded for these acquisitions at the effective date of acquisition. Future payments made under this arrangement will be recorded as an adjustment to purchase price when the contingencies are settled. As of September 30, 2007, the maximum amount of contingent consideration payable to the 22 firms, which is largely based on growth in earnings, was $91.8 million.

In connection with the 22 acquisitions, the Company expects approximately $37.5 million of goodwill to be deductible over 15 years for tax purposes.

During the nine months ended September 30, 2007, the Company did not capitalize any amounts relating to contingent consideration for firms acquired in 2007 and capitalized $4.0 million relating to contingent consideration for firms acquired during the nine months ended September 30, 2006.

The following table summarizes the required disclosures of the pro forma combined entity, as if these acquisitions occurred at January 1, 2007 and 2006, respectively:

	Nine Months Ended September 30,
(in thousands, except per share amounts)	2007	2006
Revenue	$859,672	$827,829
Income before income taxes	66,057	82,819
Net income	36,955	47,754
Earnings per share – basic	0.97	1.25
Earnings per share – diluted	0.92	1.17

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2007 — (Continued)

(Unaudited)

 Note 5 - Goodwill and Other Intangible Assets

Goodwill:

The changes in the carrying amount of goodwill for the nine months ended September 30, 2007 are as follows:

(in thousands)	2007
Balance as of January 1,	$466,391
Goodwill acquired during the year, including goodwill acquired related to the deferred tax liability of $16,376	74,499
Contingent consideration payments	25,335
Firm disposals, firm restructures and other, net	1,996
Impairment of goodwill	(3,240)
Balance as of September 30,	$564,981

Acquired intangible assets:

	As of September 30, 2007		As of December 31, 2006
(in thousands)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortizing identified intangible assets:
Book of business	$192,851	$(75,135)	$157,823	$(61,544)
Management contract	363,938	(60,533)	322,109	(51,138)
Institutional customer relationships	15,700	(2,181)	15,700	(1,526)
Total	$572,489	$(137,849)	$495,632	$(114,208)
Non-amortizing intangible assets:
Goodwill	$577,347	$(12,366)	$479,036	$(12,645)
Trade name	9,815	(133)	8,968	(140)
Total	$587,162	$(12,499)	$488,004	$(12,785)

Aggregate amortization expense for intangible assets subject to amortization for the nine months ended September 30, 2007 was $25.0 million. Intangibles related to book of business, management contract and institutional customer relationships are being amortized over a 10-year, 25-year and 18-year period, respectively. Based on the Company’s acquisitions as of September 30, 2007, estimated amortization expense for each of the next five years is $34.7 million per year. Estimated amortization expense for each of the next five years will change primarily as the Company continues to acquire firms.

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2007 — (Continued)

(Unaudited)

Impairments were identified at two and five firms for the nine months ended September 30, 2007 and 2006, respectively. The Company compared the carrying value of each firm’s long-lived assets (book of business, management contract and institutional customer relationships) with an estimate of their respective fair values. The fair value is based upon the amount at which the long-lived assets could be bought or sold in a current transaction between the Company and its principals, and/or the present value of the assets’ future cash flow. Based upon this analysis, the following impairments of amortizing intangible assets were recorded:

(in thousands)	Nine Months Ended September 30,
	2007	2006
Amortizing identified intangible assets:
Book of business	$117	$144
Management contract	2,233	2,896
Total	$2,350	$3,040

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

(in thousands)	Nine Months Ended September 30,
	2007	2006
Non-amortizing identified intangible assets:
Goodwill	$3,240	$3,096
Trade name	65	61
Total	$3,305	$3,157

The total impairment of goodwill and intangible assets recognized in the consolidated statements of income was $5.7 million and $6.2 million for the nine month periods ended September 30, 2007 and 2006, respectively.

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

September 30, 2007 – (Continued)

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

The credit facility is structured as a revolving credit facility and matures on August 22, 2011. NFP’s obligations under the credit facility are secured by all of its and its subsidiaries’ assets. Up to $35 million of the credit facility is available for the issuance of letters of credit and there is a $10 million sublimit for swingline loans. The credit facility contains various customary restrictive covenants that prohibit the Company from, subject to various exceptions and among other things: (i) incurring additional indebtedness or guarantees, (ii) creating liens or other encumbrances on property or granting negative pledges, (iii) entering into a merger or similar transaction, (iv) selling or transferring certain property, (v) declaring dividends or making other restricted payments and (vi) making investments. In addition, the credit facility contains financial covenants requiring the Company to maintain a minimum interest coverage ratio and a maximum consolidated leverage ratio. As of September 30, 2007, the Company was in compliance with all covenants under the facility.

NFP’s prior credit facility was structured as a revolving credit facility and was due on June 15, 2008 unless NFP elected to convert the credit facility to a term loan, at which time it would have amortized over one year, with a principal payment due on December 15, 2008 and a final maturity of June 15, 2009.

As of September 30, 2007, the combined year-to-date weighted average interest rate for NFP’s credit facility was 6.33%. The weighted average of its previous credit facility in the prior year period was 6.71%.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2007 – (Continued)

(Unaudited)

Convertible Senior Notes

In January 2007, NFP issued $230 million (including over-allotment) aggregate principal amount of 0.75% convertible senior notes due February 1, 2012 (the “notes”). The notes are senior unsecured obligations and rank equally with NFP’s existing or future senior debt and senior to any subordinated debt. The notes will be structurally subordinated to all existing or future liabilities of NFP’s subsidiaries and will be effectively subordinated to existing or future secured indebtedness to the extent of the value of the collateral. The notes were used to pay the net cost of the convertible note hedge and warrant transactions, repurchase 2.3 million shares of NFP’s common stock from Apollo Investment Fund IV L.P. and Apollo Overseas Partners IV L.P. (collectively, “Apollo”) and to repay a portion of outstanding amounts of principal and interest under NFP’s credit facility (all as discussed herein).

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2007 – (Continued)

(Unaudited)

Note 7 – Stockholders’ Equity

The changes in stockholders’ equity during the nine months ended September 30, 2007 are summarized as follows:

		Additional
	Par	Paid-in	Retained	Treasury
(in thousands)	Value	Capital	Earnings	Stock	Total
Balance at December 31, 2006	$4,019	$706,512	$101,281	$(36,940)	$774,872
Common stock issued for:
Acquisitions	58	25,418	—	—	25,476
Contingent consideration	17	13,677	—	3,106	16,800
Incentive payments	2	2,116	—	724	2,842
Other	10	7,090	—	22	7,122
Common stock repurchased	—	—	—	(108,087)	(108,087)
Purchase of call options	—	(55,890)	—	—	(55,890)
Sale of warrants	—	34,040	—	—	34,040
Tax benefit from purchase of call options	—	2,036	—	—	2,036
Stock issued through Employee Stock Purchase Plan	—	517	—	367	884
Stock-based awards exercised/lapsed, including tax benefit	88	17,150	—	—	17,238
Amortization of unearned stock-based compensation, net of cancellations	—	9,575	(90)	—	9,485
Cash dividends declared on common stock	—	—	(20,521)	—	(20,521)
Impact of adoption of new accounting standard - FIN 48	—	—	(7,386)	—	(7,386)
Net income	—	—	34,958	—	34,958
Balance at September 30, 2007	$4,194	$762,241	$108,242	$(140,808)	$733,869

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

NFP also reacquired 31,178 shares relating to the satisfaction of a promissory note, the restructuring of two firms and the disposal of two firms.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2007 – (Continued)

(Unaudited)

Convertible Note Hedge and Warrant Transactions

In January 2007, concurrent with the issuance of the convertible senior notes, the Company entered into convertible note hedge and warrant transactions with an affiliate of one of the underwriters for the convertible senior notes. The transactions are expected to reduce the potential dilution to NFP’s common stock upon future conversions of the notes. Under the convertible note hedge, NFP purchased 230,000 call options for an aggregate premium of $55.9 million. Each call option entitles NFP to repurchase an equivalent number of shares issued upon conversion of the convertible notes at the same strike price (initially $55.62 per share), generally subject to the same adjustments. The call options expire on the maturity date of the convertible notes. NFP also sold warrants for an aggregate premium of $34.0 million. The warrants expire ratably over a period of 40 scheduled trading days between May 1, 2012 and June 26, 2012, on which dates, if not previously exercised, the warrants will be treated as automatically exercised if they are in the money. The warrants provide for net-share settlement. The net cost of the convertible note hedge and warrants to the Company was $21.9 million. These transactions were recorded as an adjustment to additional paid-in capital.

Stock-based compensation

The Company is authorized under its various Stock Incentive Plans to grant options, stock appreciation rights, restricted stock, restricted stock units and performance stock units to officers, employees, principals and/or certain entities they own, independent contractors, consultants and non-employee directors.

Stock-based compensation expense was $3.1 million and $2.2 million for the three months ended September 30, 2007 and 2006, respectively, and $9.5 million and $6.6 million for the nine months ended September 30, 2007 and 2006, respectively.

Summarized below is the amount of stock-based compensation allocated between cost of services and corporate and other expenses in the consolidated statements of income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
(in thousands)
Cost of Services:
Operating expenses	$1,008	$684	$3,103	$1,953
Management fees	255	70	674	334
Corporate and other expenses:
General and administrative	1,834	1,423	5,708	4,312

Total stock-based compensation cost	$3,097	$2,177	$9,485	$6,599

Employee Stock Purchase Plan

Effective January 1, 2007, NFP established an Employee Stock Purchase Plan (“ESPP”). The ESPP is designed to encourage the purchase of common stock by NFP’s employees, further aligning interests of employees and stockholders and providing incentive for current employees. Up to 3,500,000 shares of common stock are currently available for issuance under the ESPP. The ESPP enables all regular and part-time employees who have worked with NFP for at least one year to purchase shares of NFP common stock through payroll deductions of 2 to 10% of eligible compensation, up to an annual maximum of $10,000. The employees’ purchase price is 85% of the lesser of the market price of the common stock on the first business day or the last business day of the quarterly offering period. The Company recognizes compensation expense related to the compensatory nature of the discount given to employees who participate in the ESPP, which totaled $0.3 million for the nine months ended September 30, 2007.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2007 — (Continued)

(Unaudited)

Summarized ESPP information is as follows:

(in thousands, except per share amounts)	Nine Months Ended September 30, 2007
Employee contributions	$431
Shares to be acquired	11
Average purchase price per share	$39.62

NFP values its ESPP using the Black-Scholes option pricing model which uses the following assumptions:

Nine Months Ended September 30, 2007
Expected volatility	24%
Risk free interest	4.95%
Dividend yield	1.54%
Expected term	3 months

The expected volatility is based on historical levels of volatility of NFP’s common stock and other factors. The risk free interest rate is based on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity of three months. The dividend yield is based upon NFP’s current dividend yield in effect at the time of the grant.

Note 8 – Non-Cash Transactions

The following non-cash transactions occurred during the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2007	2006
Stock issued as consideration for acquisitions	$25,476	$40,365
Net assets acquired (liabilities assumed) in connection with acquisitions	10,090	1,005
Stock issued as incentive compensation	2,842	4,436
Stock issued for contingent consideration and other	16,800	8,416
Stock issued for management agreement buyout	3,494	—
Stock repurchased, note receivable and satisfaction of an accrued liability in exchange for the restructure of an acquired firm	94	743
Stock repurchased in exchange for satisfaction of a note receivable, due from principal and/or certain entities they own and other assets	476	138
Restricted stock units issued as incentive compensation	2,392	1,569
Excess tax benefit from stock-based awards exercised/lapsed	7,608	4,862
Stock repurchased, note receivable and satisfaction of an accrued liability in connection with divestitures of acquired firms	912	1,612
Accrued liability for contingent consideration	3,260	6,528

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

September 30, 2007 — (Continued)

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

Management continues to believe that the resolution of these lawsuits or claims will not have a material adverse impact on the Company’s consolidated financial position.

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

Contingent consideration arrangements

The maximum contingent payment which could be payable as purchase consideration based on commitments outstanding as of September 30, 2007 consists of the following:

(in thousands)	2007	2008	2009	2010
Purchase consideration	$23,750	$130,878	$77,066	$98,490

Performance incentives

Management fees include an accrual for certain performance-based incentive amounts payable under NFP’s ongoing incentive program. Incentive amounts are paid in a combination of cash and NFP’s common stock. In addition to the incentive award, NFP pays an additional cash incentive equal to 50% of the incentive award elected to be received in the form of NFP’s stock. This election is made subsequent to the completion of the incentive period. For firms that began their incentive period prior to January 1, 2005, the principal can elect from 0% to 100% to be paid in NFP’s common stock. No accrual is made for these additional cash incentives until the related election is made. However, for firms beginning their incentive period on or after January 1, 2005 (with the exception of Highland Capital Holding Corporation firms), the principal is required to take a minimum of 30% (maximum 50%) of the incentive award in common stock. The Company accrues on a current basis for these firms the additional cash incentive (50% of the stock portion of the award) based upon the principal’s election or the minimum percentage required to be received in NFP stock. For the nine months ended September 30, 2007, the maximum additional payment for this cash incentive that could be payable for all firms was approximately $4.6 million.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2007 — (Continued)

(Unaudited)

Note 10 – Management Agreement Buyout

Effective June 30, 2007, the Company acquired an additional economic interest in one of its existing firms through the acquisition of a principal’s ownership interest in a management company.  The management company was contracted by NFP to manage and operate one of its wholly-owned subsidiaries in 1999.   The acquisition of this ownership interest has been treated as a settlement of an executory contract between parties with a preexisting relationship in accordance with EITF No. 04-1 “Accounting for Preexisting Relationships between the Parties to a Business Combination.”  The Company paid cash, stock and other consideration totaling $13.0 million which has been reflected in the caption entitled "Management agreement buyout" on the Consolidated Statements of Income for the three and nine months ended September 30, 2007.

Note 11 – Subsequent Events

Acquisitions

Subsequent to September 30, 2007 and through November 8, 2007, the Company completed one acquisition and one subacquisition. The consideration for these transactions included approximately $62.7 million in cash and the issuance of approximately 231,000 shares of NFP common stock.

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

Executive Overview

National Financial Partners Corp. (“NFP”) is a leading independent distributor of financial services products primarily to high net worth individuals and entrepreneurial companies. Founded in 1998 and commencing operations on January 1, 1999, NFP has grown internally and through acquisitions. As of September 30, 2007, NFP operates a national distribution network with over 180 owned firms. During the nine months ended September 30, 2007 revenue, increased $70.8 million, or 9.2% to $838.4 million from $767.6 million during the nine months ended September 30, 2006. Net income decreased $4.6 million, or 11.6%, to $35.0 million during the nine months ended September 30, 2007 from $39.6 million in the same period a year earlier.

The Company’s firms earn revenue that consists primarily of commissions and fees earned from the sale of financial products and services provided to their clients. The Company’s firms also incur commissions and fees expense and operating expense in the course of earning revenue. NFP pays management fees to non-employee principals of its firms and/or certain entities they own based on the financial performance of each respective firm. The Company refers to revenue earned by the Company’s firms minus the expenses of its firms, including management fees, as gross margin. The Company excludes amortization and depreciation from gross margin. These amounts are separately disclosed as part of “Corporate and other expenses.” Management uses gross margin as a measure of the performance of the firms that the Company has acquired. Gross margin has grown from $140.7 million, or 18.3% of revenue, during the nine months ended September 30, 2006 to $156.4 million, or 18.7% of revenue, during the nine months ended September 30, 2007.

Gross margin is offset by expenses that NFP incurs at the corporate level, including corporate and other expenses. Corporate and other expenses grew from $72.3 million during the nine months ended September 30, 2006 to $93.5 million during the nine months ended September 30, 2007. Corporate and other expenses include general and administrative expense, which include the operating expenses of NFP’s corporate headquarters and a portion of stock-based compensation. General and administrative expense grew from $38.7 million during the nine months ended September 30, 2006 to $43.9 million during the nine months ended September 30, 2007. General and administrative expense as a percentage of revenue increased to 5.2% during the nine months ended September 30, 2007 from 5.0% for the same period in 2006. Included in corporate and other expense was the expense incurred due to the buyout of the management agreement in connection with the acquisition of a management company from its former manager for cash, stock and other consideration totaling $13.0 million.

Acquisitions

Under its acquisition structure, NFP acquires 100% of the equity of businesses that distribute financial services products on terms that are relatively standard across all its acquisitions. To determine the acquisition price, NFP’s management first estimates the annual operating cash flow of the business to be acquired based on current levels of revenue and expense. For this purpose, management defines operating cash flow as cash revenue of the business less cash and non-cash expenses, other than amortization, depreciation and compensation to the business’ owners or individuals who subsequently become principals. Management refers to this estimated annual operating cash flow as “target earnings.” Typically, the acquisition price is a multiple (generally in a range of five to six times) of a portion of the target earnings, which management refers to as “base earnings.” Under certain circumstances, the Company has paid multiples in excess of six times based on the unique attributes of the transaction that justify the higher value. Base earnings averaged 50% of target earnings for all firms owned at September 30, 2007. In determining base earnings, management focuses on the recurring revenue of the business. Recurring revenue refers to revenue from sales previously made (such as renewal commissions on insurance products, commissions and administrative fees for ongoing benefit plans and mutual fund trail commissions) and fees for assets under management.

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

Substantially all of NFP’s acquisitions have been paid for with a combination of cash and NFP’s common stock, valued at the fair market value at the time of acquisition. The Company typically requires its principals to take at least 30% of the total acquisition price in NFP common stock. However, in transactions involving institutional sellers, the purchase price typically consists of substantially all cash. Through September 30, 2007, principals have taken on average approximately 36% of the total acquisition price in NFP common stock. The following table shows acquisition activity in the period:

(in thousands, except number of acquisitions)	Nine Months Ended September 30, 2007
Number of acquisitions closed	22
Consideration:
Cash	$123,749
Common stock	25,476
Other (1)	780
$150,005
______________
(1)	Represents capitalized costs of the acquisitions.

In certain instances restricted stock units may be issued to key non-principal employees of an acquired firm. The cost of these restricted stock units is treated as compensation and included within operating expenses under Cost of services.

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

Expenses

The following table sets forth certain expenses as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of services:
Commissions and fees	32.7	31.9	32.4	32.7
Operating expenses (1)	29.8	28.5	31.8	29.4
Management fees (2)	19.1	20.1	17.1	19.6
Total cost of services	81.6	80.5	81.3	81.7
Gross margin	18.4	19.5	18.7	18.3
Corporate and other expenses:
General and administrative	4.6	4.9	5.2	5.0
Amortization	2.8	2.7	3.0	2.7
Depreciation	0.9	0.8	0.9	0.8
Impairment of goodwill and intangible assets	0.8	0.3	0.7	0.8
Management agreement buyout	—	—	1.6	—
(Gain) loss on sale of subsidiaries	—	(0.1)	(0.2)	—
Total corporate and other expenses	9.1%	8.6%	11.2%	9.3%
______________
(1)	Excludes amortization and depreciation which are shown separately under Corporate and other expenses.
(2)	Excludes management agreement buyout which is shown separately under Corporate and other expenses.

Cost of services

Commissions and fees. Commissions and fees are typically paid to third-party producers, who are affiliated with the Company’s firms. Commission and fees are also paid to non-affiliated producers who utilize the services of one or more of the Company’s life brokerage entities including the Company’s life settlements brokerage entities. Commissions and fees are also paid to non-affiliated producers who provide referrals and specific product expertise to the Company’s firms. When business is generated solely by a principal, no commission expense is incurred because principals are only paid from a share of the cash flow of the acquired firm through management fees. However, when income is generated by a third-party producer, the producer is generally paid a portion of the full commission income, which is reflected as commission expense of the acquired firm. Rather than collecting the full commission and remitting a portion to a third-party producer, a firm may include the third-party producer on the policy application submitted to a carrier. The carrier will, in these instances, directly pay each named producer their share of the commissions and fees earned. When this occurs the firm will record only the commissions and fees it receives directly as revenue and have no commission expense. As a result, the NFP firm will have lower revenue and commission expense and a higher gross margin percentage. Gross margin dollars will be the same. The transactions where NFP is listed as the sole producer and pays commissions to a third-party producer, versus transactions in which the carrier pays each producer directly, will cause NFP’s gross margin percentage to fluctuate without affecting gross margin dollars or earnings. In addition, NFPSI pays commissions to the Company’s affiliated third-party distributors who transact business through NFPSI.

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

Management fees. The Company pays management fees to the principals of its firms and/or certain entities they own based on the financial performance of the firms they manage. The Company typically pays a portion of the management fees monthly in advance. Once the Company receives cumulative preferred earnings (base earnings) from a firm, the principals and/or certain entities the principals own will earn management fees equal to earnings above base earnings up to target earnings. An additional management fee is paid in respect of earnings in excess of target earnings based on the ratio of base earnings to target earnings. For example, if base earnings equal 40% of target earnings, the Company receives 40% of earnings in excess of target earnings and the principal and/or the entity receives 60%. A majority of NFP’s acquisitions have been completed with a ratio of base earnings to target earnings of 50%. Management fees also include an accrual for certain performance-based incentive amounts payable under NFP’s ongoing incentive program. Incentive amounts are paid in a combination of cash and NFP’s common stock. In addition to the incentive award, the Company pays an additional cash incentive equal to 50% of the incentive award elected to be received in NFP’s stock. This election is made subsequent to the completion of the incentive period. For firms that began their incentive period prior to January 1, 2005, the principal could elect from 0% to 100% to be paid in NFP’s common stock. No accrual is made for these additional cash incentives until the related election is made. However, for firms beginning their incentive period on or after January 1, 2005 (with the exception of Highland Capital Holding Corporation firms), the principal is required to take a minimum of 30% (maximum 50%) of the incentive award in common stock. The Company accrues on a current basis for these firms the additional cash incentive (50% of the stock portion of the award) based upon the principal’s election or the minimum percentage required to be received in company stock. Management fees are reduced by amounts paid by the principals and/or certain entities they own under the terms of the management agreement for capital expenditures, including sub-acquisitions, in excess of $50,000. These amounts may be paid in full or over a mutually agreeable period of time and are recorded as a “deferred reduction in management fees.” Amounts recorded in deferred reduction in management fees are amortized as a reduction in management fee expense generally over the useful life of the asset. The ratio of management fees to gross margin before management fees is dependent on the percentage of total earnings of the Company’s firms capitalized by the Company, the performance of the Company’s firms relative to base earnings and target earnings, the growth of earnings of the Company’s firms in the periods after their first three years following acquisition and the earnings of NFPISI, NFPSI, and earnings of a small number of firms without a principal, for which no management fees are paid. Due to the Company’s cumulative preferred position, if a firm produces earnings below target earnings in a given year, the Company’s share of the firm’s total earnings would be higher for that year. If a firm produces earnings at or above target earnings, the Company’s share of the firm’s total earnings would be equal to the percentage of the earnings capitalized by the Company in the initial transaction, less any percentage due to additional management fees earned under ongoing incentive plans. The Company records share-based payments related to principals as management fees which are included as a component of cost of services.

The following table summarizes the results of operations of the Company’s firms for the periods presented and shows management fees as a percentage of gross margin before management fees:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
(dollars in thousands)
Revenue:
Commissions and fees	$311,191	$267,078	$838,410	$767,644
Cost of services:
Commissions and fees	101,666	84,976	271,443	250,752
Operating expenses (1)	92,794	76,071	266,692	226,030
Gross margin before management fees	116,731	106,031	300,275	290,862
Management fees (2)	59,551	53,843	143,904	150,185
Gross margin	$57,180	$52,188	$156,371	$140,677
Gross margin as percentage of total revenue	18.4%	19.5%	18.7%	18.3%
Gross margin before management fees as a percentage of total revenue	37.5%	39.7%	35.8%	37.9%
Management fees, as a percentage of gross margin before management fees	51.0%	50.8%	47.9%	51.6%

______________

(1)	Excludes amortization and depreciation which are shown separately under Corporate and other expenses.
(2)	Excludes management agreement buyout which is shown separately under Corporate and other expenses.

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

Effect of New Accounting Pronouncements.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) which clarified the accounting for uncertain tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. The Company adopted FIN 48 on January 1, 2007. As a result of adoption, the Company recognized a charge of $7.4 million to the January 1, 2007 retained earnings balance. As of the adoption date, the Company had unrecognized tax benefits of $16.3 million of which $9.8 million, if recognized, would affect the effective tax rate. Also, as of the adoption date, the Company had accrued interest and penalties relating to the unrecognized tax benefits of $2.4 million and $0.8 million, respectively. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the nine months ended September 30, 2007, the Company’s liability for unrecognized tax benefits increased by $2.5 million. Estimated interest and penalties related to the underpayment of income taxes totaled $0.3 million and $0.9 million in the three and nine months ended September 30, 2007, respectively.

As of September 30, 2007, the Company is subject to U.S. federal income tax examinations for the tax years 2004 through 2006, and to various state and local income tax examinations for the tax years 2001 through 2006.

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

Results of Operations

NFP’s management monitors acquired firm revenue, commissions and fees expense and operating expense from new acquisitions as compared with existing firms. For this purpose, a firm is considered to be a new acquisition for the twelve months following the acquisition. After the first twelve months, a firm is considered to be an existing firm. Within any reported period, a firm may be considered to be a new acquisition for part of the period and an existing firm for the remainder of the period. Additionally, NFPSI and NFPISI are considered to be existing firms. A sub-acquisition involves the acquisition by one of NFP's firms of a business that is too small to qualify for a direct acquisition by NFP or where the individual running the business wishes to exit immediately or soon after the acquisition, prefers to partner with an existing principal or does not wish to be a principal. The acquisition multiple paid for sub-acquisitions is typically lower than the multiple paid for a direct acquisition by NFP. Sub-acquisitions that do not separately report their results are considered to be part of the firm making the acquisition. The results of firms disposed of are also included in the calculations. The results of operations discussion set forth below include analysis of the relevant line items on this basis.

Three months ended September 30, 2007 compared with the three months ended September 30, 2006

The following table provides a comparison of the Company’s revenue and expenses for the periods presented:

	For the Three Months Ended September 30,
	2007	2006	$ Change	% Change
	(in millions)
Statement of Operations Data:
Revenue:
Commissions and fees	$311.2	$267.1	$44.1	16.5%
Cost of services:
Commissions and fees	101.7	85.0	16.7	19.6
Operating expenses (1)	92.8	76.1	16.7	21.9
Management fees	59.5	53.8	5.7	10.6
Total cost of services	254.0	214.9	39.1	18.2
Gross margin	57.2	52.2	5.0	9.6
Corporate and other expenses:
General and administrative	14.3	13.2	1.1	8.3
Amortization	8.6	7.1	1.5	21.1
Depreciation	2.8	2.3	0.5	21.7
Impairment of goodwill and intangible assets	2.6	0.8	1.8	225.0
(Gain) loss on sale of subsidiaries	—	(0.2)	0.2	NM
Total corporate and other expenses	28.3	23.2	5.1	22.0
Income from operations	28.9	29.0	(0.1)	(0.3)
Interest and other income	2.2	2.4	(0.2)	(8.3)
Interest and other expense	(2.6)	(2.4)	(0.2)	8.3
Net interest and other	(0.4)	—	(0.4)	NM
Income before income taxes	28.5	29.0	(0.5)	(1.7)
Income tax expense	12.4	12.5	(0.1)	(0.8)
Net income	$16.1	$16.5	$(0.4)	(2.4)%

______________

NM indicates percentage is not meaningful

(1)	Excludes amortization and depreciation which are shown separately under Corporate and other expenses.

Summary

Net income. Net income decreased $0.4 million, or 2.4%, to $16.1 million in the three months ended September 30, 2007 compared with $16.5 million in the same period last year. The decrease in net income was largely due to an increase in firm operating expenses and impairments which were partially offset by an increase in revenue. Net income as a percentage of revenue was 5.2% for the three months ended September 30, 2007, down from 6.2% for the three months ended September 30, 2006 as the increase in expenses outpaced revenue growth.

Revenue

Commissions and fees. Commissions and fees increased $44.1 million, or 16.5%, to $311.2 million in the three months ended September 30, 2007 compared with $267.1 million in the same period last year. New acquisitions contributed revenue of $24.2 million and existing firms added revenue of $31.1 million during the three months ended September 30, 2007. Improving market conditions and increases in carrier capacity were key drivers in the growth of sales of insurance products and services while investment advisors benefited from upward trends in the financial markets. Offsetting these revenue gains were revenue declines due to the disposition of firms which had revenues of $11.2 million in the third quarter of 2006.

Cost of services

Commissions and fees. Commissions and fees expense increased $16.7 million, or 19.6%, to $101.7 million in the three months ended September 30, 2007 compared with $85.0 million in the same period last year. New acquisitions accounted for an increase of $5.5 million in commissions and fees expense which was augmented by an increase of $11.2 million at the Company’s existing firms. As a percentage of revenue, commissions and fees expense increased to 32.7% in the three months ended September 30, 2007 from 31.9% in the same period last year. As a percentage of revenue, commission expense rose, reflecting a higher percentage of producer revenue generated from brokerage firms, including settlements brokerages, and NFPSI, which generally have higher payouts than retail firms.

Operating expenses. Operating expenses increased $16.7 million, or 21.9%, to $92.8 million in the three months ended September 30, 2007 compared with $76.1 million in the same period last year largely due to an increase in personnel related costs and promotional expenses incurred as firms pursued new marketing strategies and product offerings. Approximately $9.9 million of the increase was due to the operating expenses of new acquisitions, and approximately $6.8 million was a result of increased operating expenses at the Company’s existing firms. Operating expenses at existing firms increased 9.0% for the three months ended September 30, 2007 when compared to the same period in the prior year. As a percentage of revenue, operating expenses increased to 29.8% in the three months ended September 30, 2007 from 28.5% in the same period last year. The increase in operating expenses largely reflects both the increase in key leadership, sales, marketing and support positions at NFPISI and strategic steps taken at a firm recently acquired from a larger institution. Subsequent to the acquisition a new management team was put in place and certain changes in its organizational structure were implemented to ensure its long-term success as a stand alone administration platform within NFP. In addition, a larger number of benefit firms among new acquisitions, which typically have higher operating costs as a percentage of revenue than existing firms, are also contributing to the increase in operating expenses. Stock-based compensation to firm employees and for firm activities included in operating expenses as a component of cost of services in the third quarter of 2007 was $1.0 million versus $0.7 million in the 2006 quarter.

Management fees. Management fees increased $5.7 million, or 10.6%, to $59.5 million in the three months ended September 30, 2007 compared with $53.8 million in the three months ended September 30, 2006. Management fees were 51.0% of gross margin before management fees in the three months ended September 30, 2007 compared with 50.8% in the same period last year. Management fees included an accrual of $5.9 million for ongoing incentive plans in the three months ended September 30, 2007 compared with $1.6 million in the 2006 quarter. Incentive accruals will vary from period to period based on the mix of firms participating in the program and the volatility of their earnings. Excluding incentive payment accruals, management fees as a percentage of gross margin before management fees decreased in the third quarter of 2007 from the prior year period. In addition, management fees included $0.3 million of stock-based compensation expense in the three months ended September 30, 2007 compared with $0.1 million in the three months ended September 30, 2006. Management fees as a percentage of revenue decreased to 19.1% in the three months ended September 30, 2007 from 20.1% in the same period last year.

Gross margin. Gross margin increased $5.0 million, or 9.6%, to $57.2 million in the three months ended September 30, 2007 compared with $52.2 million in the same period last year. Gross margin as a percentage of revenue decreased to 18.4% in the three months ended September 30, 2007 from 19.5% in the same period last year. The increase in revenue was more than offset by the increase in commissions and fees expense, operating expenses as a percentage of revenue and the increase in management fees.

Corporate and other expenses

General and administrative. General and administrative expense increased $1.1 million, or 8.3%, to $14.3 million in the three months ended September 30, 2007 compared with $13.2 million in the same period last year. Stock-based compensation to employees increased $0.4 million to $1.8 million in the 2007 quarter from $1.4 million in the third quarter of 2006. The increase in general and administrative expense consisted of increases of $0.1 million in personnel and personnel related costs, $0.4 million in stock-based compensation and $0.6 million among a wide distribution of other expenses. As a percentage of revenue, general and administrative expense decreased to 4.6% in the three months ended September 30, 2007 compared with 4.9% in the same period last year. The decline as a percentage of revenue reflected the largely fixed nature of these costs which grew at a slower pace than revenues.

Amortization. Amortization increased $1.5 million, or 21.1%, to $8.6 million in the three months ended September 30, 2007 compared with $7.1 million in the same period last year. Amortization expense increased due to an 18.4% increase in amortizing intangible assets resulting primarily from new acquisitions. As a percentage of revenue, amortization was 2.8% in the three months ended September 30, 2007 compared with 2.7% in the three months ended September 30, 2006.

Depreciation. Depreciation expense increased $0.5 million, or 21.7%, to $2.8 million in the three months ended September 30, 2007 compared with $2.3 million in the same period last year. The increase in depreciation resulted from an increase in the number of owned firms and capital expenditures at the Company’s existing firms and at the corporate office.

Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets increased $1.8 million to $2.6 million in the third quarter of 2007 compared with $0.8 million in the prior year period. The impairment related to two firms in the 2007 quarter and one firm in the 2006 quarter. As a percentage of revenue, impairment of goodwill and intangibles was 0.8% for the three months ended September 30, 2007 and 0.3% for the three months ended September 30, 2006.

(Gain) loss on sale of subsidiaries. During the third quarter of 2007, the Company did not have any disposition activity. During the third quarter ended September 30, 2006, the Company recognized a gain from the contingent consideration received related to the sale of a subsidiary in 2005.

Interest and other income. Interest and other income decreased $0.2 million, or 8.3% to $2.2 million in the three months ended September 30, 2007 compared with $2.4 million in the three months ended September 30, 2006, resulting from lower average investable cash balances and the lower interest rate environment during the period ended September 30, 2007.

Interest and other expense. Interest and other expense increased $0.2 million, or 8.3%, to $2.6 million in the three months ended September 30, 2007 compared with $2.4 million in the same period last year. Interest and other expense increased $0.8 million during the third quarter of 2007 from interest and the amortization of debt issuance costs related to the issuance of $230 million in convertible senior notes in January 2007, which were largely offset by the reduction in interest expenses due to lower average outstanding balances under the Company’s line of credit.

Income tax expense

Income tax expense. Income tax expense decreased $0.1 million, or 0.8%, to $12.4 million in the three months ended September 30, 2007 compared with $12.5 million in the same period last year. The estimated effective tax rate in the third quarter of 2007 was 42.4%, which increases to 43.5% with the inclusion of interest and penalties totaling $0.3 million accrued in accordance with FIN 48. This compares with an estimated effective tax rate of 43.1% in the third quarter of 2006 and 43.2% for the full year 2006. The estimated effective tax rate may be affected by future impairments, restructurings, state tax changes and other factors which are recognized as discrete items in the quarters in which they arise and, as a result, may impact income tax expense both in terms of absolute dollars and as a percentage of income before income taxes.

Nine months ended September 30, 2007 compared with the nine months ended September 30, 2006

The following table provides a comparison of the Company’s revenue and expenses for the periods presented:

	For the Nine Months Ended September 30,
	2007	2006	$ Change	% Change
	(in millions)
Statement of Operations Data:
Revenue:
Commissions and fees	$838.4	$767.6	$70.8	9.2%
Cost of services:
Commissions and fees	271.4	250.7	20.7	8.3
Operating expenses (1)	266.7	226.0	40.7	18.0
Management fees (2)	143.9	150.2	(6.3)	(4.2)
Total cost of services	682.0	626.9	55.1	8.8
Gross margin	156.4	140.7	15.7	11.2
Corporate and other expenses:
General and administrative	43.9	38.7	5.2	13.4
Amortization	25.0	20.6	4.4	21.4
Depreciation	7.9	6.7	1.2	17.9
Impairment of goodwill and intangible assets	5.7	6.2	(0.5)	(8.1)
Management agreement buyout	13.0	—	13.0	100.0
(Gain) loss on sale of subsidiaries	(2.0)	0.1	(2.1)	NM
Total corporate and other expenses	93.5	72.3	21.2	29.3
Income from operations	62.9	68.4	(5.5)	(8.0)
Interest and other income	6.9	5.7	1.2	21.1
Interest and other expense	(7.3)	(5.4)	(1.9)	35.2
Net interest and other	(0.4)	0.3	(0.7)	(233.3)
Income before income taxes	62.5	68.7	(6.2)	(9.0)
Income tax expense	27.5	29.1	(1.6)	(5.5)
Net income	$35.0	$39.6	$(4.6)	(11.6)%
______________

NM indicates percentage is not meaningful

(1)	Excludes amortization and depreciation which are shown separately under Corporate and other expenses.
(2)	Excludes management agreement buyout which is shown separately under Corporate and other expenses.

Summary

Net income. Net income decreased $4.6 million, or 11.6%, to $35.0 million in the nine months ended September 30, 2007 compared with $39.6 million in the same period last year. The decrease in net income of $4.6 million resulted from a management agreement buyout in the second quarter of 2007 of $13.0 million ($7.7 million, net of tax benefit). Excluding the buyout, net income was $42.7 million, an increase of $3.1 million from the prior year period. The increase in net income, excluding the effect of the management agreement buyout, was largely the result of higher revenues and lower management fees offset by increases in commissions and fees expense, operating expenses, corporate and other expenses and the effective tax rate. Net income as a percentage of revenue was 4.2% for the nine months ended September 30, 2007, down from 5.2% for the nine months ended September 30, 2006.

Revenue

Commissions and fees. Commissions and fees increased $70.8 million, or 9.2%, to $838.4 million in the nine months ended September 30, 2007 compared with $767.6 million in the same period last year. New acquisitions contributed revenue of $63.1 million with existing firms contributing $25.7 million which was offset by an $18.0 million decline in revenue from firms disposed of subsequent to September 30, 2006. Revenue in the 2006 period benefited from strong sales of premium financed life insurance products in the senior market which declined subsequent to the first half of 2006 as carriers reassessed their underwriting policies as well as their appetite for certain financed life insurance products in the senior market. During 2007 carriers began to increase capacity in these markets, which has helped to increase revenues from insurance products and services.

Cost of services

Commissions and fees. Commissions and fees expense increased $20.7 million, or 8.3%, to $271.4 million in the nine months ended September 30, 2007 compared with $250.7 million in the same period last year. New acquisitions accounted for an increase of $10.2 million in commissions and fees expense which was augmented by an increase of $10.5 million at the Company’s existing firms. As a percentage of revenue, commissions and fees expense decreased to 32.4% in the nine months ended September 30, 2007 from 32.7% in the same period last year. The change as a percentage of revenue was largely driven by an increase in the percentage of total revenue from brokerage firms, including settlements brokerages which generally have higher payouts than retail firms.

Operating expenses. Operating expenses increased $40.7 million, or 18.0%, to $266.7 million in the nine months ended September 30, 2007 compared with $226.0 million in the same period last year largely due to an increase in personnel related costs and promotional expenses incurred as firms pursued new marketing strategies and product offerings. Approximately $23.4 million of the increase was due to the operating expenses of new acquisitions, and approximately $17.3 million was a result of increased operating expenses at the Company’s existing firms. As a percentage of revenue, operating expenses increased to 31.8% in the nine months ended September 30, 2007 from 29.4% in the same period last year. The increase in operating expenses as a percentage of revenue results from the growth in operating expenses, principally compensation related costs and marketing and promotional costs at NFPISI, outpacing revenue growth. In addition, a larger number of benefit firms among new acquisitions which have higher operating costs as a percentage of revenue than existing firms are also contributing to the increase in operating expenses. Stock-based compensation to firm employees and for firm activities included in operating expenses as a component of cost of services in the nine months ended September 30, 2007 was $3.1 million versus $2.0 million in the nine months ended September 30, 2006.

Management fees. Management fees decreased $6.3 million, or 4.2%, to $143.9 million in the nine months ended September 30, 2007 compared with $150.2 million in the nine months ended September 30, 2006. Management fees were 47.9% of gross margin before management fees in the nine months ended September 30, 2007 compared with 51.6% in the same period last year. This decrease as a percentage of gross margin before management fees was largely the result of the Company’s increased economic interest in its firms and the acceleration of a deferred reduction in management fees. The Company’s overall economic interest in its firms has increased to 50% in 2007 from 48% in the prior year due to recent larger acquisitions in which the Company is taking a greater economic interest and the disposal of a firm in which the Company had an atypically low economic interest earlier this year. Management fees included an accrual of $11.5 million for ongoing incentive plans in the nine months ended September 30, 2007 compared with $10.5 million in the nine months ended September 30, 2006. Incentive accruals will vary from period to period based on the mix of firms participating in the program and the volatility of their earnings. During the second quarter of 2007, pursuant to the repayment of a note by a principal, approximately $1.8 million of future obligations of the principal previously being amortized as a deferred reduction in management fee expense was offset against management fee expense and the remaining obligation under a note receivable due from the principal was paid in full. In addition, management fees included $0.7 million of stock-based compensation expense in the nine months ended September 30, 2007 compared with $0.3 million in the nine months ended September 30, 2006. Management fees as a percentage of revenue decreased to 17.1% in the nine months ended September 30, 2007 from 19.6% in the same period last year.

Gross margin. Gross margin increased $15.7 million, or 11.2%, to $156.4 million in the nine months ended September 30, 2007 compared with $140.7 million in the same period last year. Gross margin as a percentage of revenue increased to 18.7% in the nine months ended September 30, 2007 from 18.3% in the same period last year as the increase in revenue and the decrease in commissions and fees expense as a percentage of revenue and management fee expense more than offset the increase in operating expenses.

Corporate and other expenses

General and administrative. General and administrative expense increased $5.2 million, or 13.4%, to $43.9 million in the nine months ended September 30, 2007 compared with $38.7 million in the same period last year. Stock-based compensation to employees totaled approximately $5.7 million and $4.3 million in the nine months ended September 30, 2007 and 2006, respectively. As a percentage of revenue, general and administrative expense increased to 5.2% in the nine months ended September 30, 2007 compared with 5.0% in the same period last year. The increase in general and administrative expense consisted of increases of $2.4 million in personnel and personnel related costs, $1.4 million in stock-based compensation, a $1.0 million reserve established for a note received as part of a prior year disposal, and an increase of $0.4 million in other expenses. The increase was largely the result of growth in the corporate infrastructure, particularly in the areas of compliance, internal audit, accounting, technology and human resources to support organic growth, new acquisitions and meet increased regulatory needs.

Amortization. Amortization increased $4.4 million, or 21.4%, to $25.0 million in the nine months ended September 30, 2007 compared with $20.6 million in the same period last year. Amortization expense increased due to a 18.7% increase in amortizing intangible assets resulting primarily from new acquisitions. As a percentage of revenue, amortization was 3.0% in the nine months ended September 30, 2007 compared with 2.7% in the nine months ended September 30, 2006.

Depreciation. Depreciation expense increased $1.2 million, or 17.9%, to $7.9 million in the nine months ended September 30, 2007 compared with $6.7 million in the same period last year. The increase in depreciation resulted from an increase in the number of owned firms and capital expenditures at the Company’s existing firms and at the corporate office.

Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets decreased $0.5 million, or 8.1%, to $5.7 million in the nine months ended September 30, 2007 compared with $6.2 million in the prior year period. The impairment related to three firms in the nine months ended September 30, 2007 and five firms in the nine month period ending September 30, 2006. As a percentage of revenue, impairment of goodwill and intangibles was 0.7% for the nine months ended September 30, 2007 and 0.8% for the nine months ended September 30, 2006.

Management agreement buyout. Effective June 30, 2007, NFP acquired an additional economic interest in one of its existing firms through the acquisition of a principal’s ownership interest in a management company. The management company was contracted by NFP to manage and operate one of its wholly-owned subsidiaries. The acquisition of the ownership interest has been treated as a settlement of an executory contract in a business combination between parties in a preexisting relationship in accordance with EITF No. 04-1 “Accounting for Preexisting Relationships between the Parties to a Business Combination.”  The Company paid cash, stock and other consideration totaling $13.0 million which has been reflected in the caption entitled “Management agreement buyout” in the Consolidated Statements of Income.

(Gain) loss on sale of subsidiaries. The Company reported a gain on the sale of three subsidiaries and contingent consideration from the sale of assets in a previous year totaling $2.0 million in the nine months ended September 30, 2007 compared to a loss from the sale of five subsidiaries totaling $0.1 million in the nine months ended September 30, 2006.

Interest and other income. Interest and other income increased $1.2 million, or 21.1%, to $6.9 million in the nine months ended September 30, 2007 compared with $5.7 million in the nine months ended September 30, 2006, resulting from higher interest earnings on average investable balances.

Interest and other expense. Interest and other expense increased $1.9 million, or 35.2%, to $7.3 million in the nine months ended September 30, 2007 compared with $5.4 million in the same period last year. Interest and other expense increased $2.2 million during the nine months ended September 30, 2007 from interest and the amortization of debt issuance costs related to the issuance of $230 million in convertible senior notes in January 2007. This increase was partially offset by lower average outstanding balances in 2007 as compared to the prior year period.

Income tax expense

Income tax expense. Income tax expense decreased $1.6 million, or 5.5%, to $27.5 million in the nine months ended September 30, 2007 compared with $29.1 million in the same period last year. The estimated effective tax rate for the nine months ended September 30, 2007 was 42.6%, which increases to 44.0% with the inclusion of interest and penalties totaling $0.9 million accrued in accordance with FIN 48, which became effective January 1, 2007. This compares with an estimated effective tax rate of 42.3% in the nine months ended September 30, 2006 and 43.2% for the full year 2006. The estimated effective tax rate may be affected by future impairments, restructurings, state tax changes and other factors which are recognized as discrete items in the quarters in which they arise and, as a result, may impact income tax expense both in terms of absolute dollars and as a percentage of income before income taxes.

Liquidity and Capital Resources

A summary of the changes in cash flow data is provided as follows:

	Nine Months Ended September 30,
(in thousands)	2007	2006
Net cash flows provided by (used in):
Operating activities	$44,573	$43,606
Investing activities	(141,734)	(99,449)
Financing activities	87,629	65,228
Net increase (decrease) in cash and cash equivalents	(9,532)	9,385
Cash and cash equivalents – beginning of period	98,206	105,761
Cash and cash equivalents – end of period	$88,674	$115,146

At September 30, 2007, the Company had cash and cash equivalents of $88.7 million, a decrease of $9.5 million from the balance of $98.2 million at December 31, 2006. The decrease in cash and cash equivalents during the nine months ended September 30, 2007 resulted primarily from cash paid for acquired firms, net of cash and contingent consideration, offset by the net proceeds received from the issuance of NFP’s convertible senior notes.

Operating activities

During the nine months ended September 30, 2007, cash provided by operating activities was $44.6 million, primarily due to net income plus non-cash charges of $73.4 million, a decrease in commissions, fees and premiums receivable, net, of $19.7 million, partially offset by a decrease in amounts due to principals and/or certain entities they own of $19.7 million, accounts payable of $14.7 million and income taxes payable of $11.5 million. During the nine months ended September 30, 2006, cash provided by operating activities was $43.6 million, primarily due to net income plus non-cash charges of $73.2 million, a decrease in commissions, fees and premiums receivable, net of $35.7 million, partially offset by a decrease in amounts due to principals and/or certain entities they own of $30.9 million, accrued liabilities of $17.8 million, and a decrease in income taxes payable of $8.7 million.

Investing activities

During the nine months ended September 30, 2007 and 2006, cash used in investing activities was $141.7 million and $99.4 million, respectively, in both cases for the acquisition of firms and property and equipment. During the nine months ended September 30, 2007 and 2006, the Company used $135.3 million and $95.4 million, respectively, for payments for acquired firms and contingent consideration. In each period, payments for acquired firms represented the largest use of cash in investing activities.

Financing activities

During the nine months ended September 30, 2007 and 2006, cash provided by financing activities was $87.6 million and $65.2 million, respectively. During the nine months ended September 30, 2007, NFP issued convertible senior notes resulting in proceeds to NFP, net of associated costs, of $222.4 million. NFP utilized $106.6 million to repurchase 2.3 million shares of its common stock from Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. (collectively, “Apollo”) in a privately negotiated transaction. NFP also sold warrants for aggregate proceeds of $34.0 million and purchased a convertible note hedge for $55.9 million for a net cost to the Company of $21.9 million. The Company also received $9.2 million in cash proceeds payable to the Company from the exercise of principal and employee stock options. This $9.2 million included $4.7 million (including tax benefit) from the exercise of 349,455 shares in connection with a secondary public offering in January 2007. Net repayments under the Company’s line of credit were $3.0 million during the nine months ended September 30, 2007. Cash dividends paid for the nine months ended September 30, 2007 were $20.6 million.

During the nine months ended September 30, 2006, cash provided by borrowing activities was $71.0 million. Cash provided by financing activities was primarily the result of net borrowings under NFP’s credit facility. The Company uses this credit facility primarily to finance acquisitions and fund general corporate purposes.

Some of the Company’s firms maintain premium trust accounts, which represent payments collected from insureds on behalf of carriers. Funds held in these accounts are invested in cash, cash equivalents and securities purchased under resale agreements (overnight). As of September 30, 2007, the Company had cash, cash equivalents and securities purchased under resale agreements in premium trust accounts of $63.4 million, an increase of $6.0 million from the balance as of December 31, 2006 of $57.4 million. Increases or decreases in these accounts relate to the volume and timing of payments from insureds and the timing of the Company’s remittances to carriers. These increases or decreases are largely offset by changes in premiums payable to insurance carriers.

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

The credit facility is structured as a revolving credit facility and matures on August 22, 2011. NFP’s obligations under the credit facility are secured by all of its and its subsidiaries’ assets. Up to $35 million of the credit facility is available for the issuance of letters of credit and there is a $10 million sublimit for swingline loans. The credit facility contains various customary restrictive covenants that prohibit the Company from, subject to various exceptions and among other things: (i) incurring additional indebtedness or guarantees, (ii) creating liens or other encumbrances on property or granting negative pledges, (iii) entering into a merger or similar transaction, (iv) selling or transferring certain property, (v) declaring dividends or making other restricted payments and (vi) making investments. In addition, the credit facility contains financial covenants requiring the Company to maintain a minimum interest coverage ratio and a maximum consolidated leverage ratio. As of September 30, 2007, the Company was in compliance with all covenants under the facility.

NFP’s prior credit facility was structured as a revolving credit facility and was due on June 15, 2008 unless NFP elected to convert the credit facility to a term loan, at which time it would have amortized over one year, with a principal payment due on December 15, 2008 and a final maturity of June 15, 2009.

As of September 30, 2007, the combined year-to-date weighted average interest rate for NFP’s credit facility was 6.33%. The weighted average of its previous credit facility in the prior year period was 6.71%

NFP had outstanding borrowings of $80.0 million under the credit facility at September 30, 2007 and $111.0 million of outstanding borrowings at September 30, 2006. At December 31, 2006, outstanding borrowings were $83.0 million. NFP has historically drawn upon its credit facilities primarily to fund its acquisitions which tend to occur more frequently earlier in the year and reduce borrowings during the latter part of the year.

Convertible Senior Notes

In January 2007, NFP issued $230 million (including over-allotment) aggregate principal amount of 0.75% convertible senior notes due February 1, 2012 (the “notes”). The notes are senior unsecured obligations and rank equally with NFP’s existing or future senior debt and senior to any subordinated debt. The notes will be structurally subordinated to all existing or future liabilities of NFP’s subsidiaries and will be effectively subordinated to existing or future secured indebtedness to the extent of the value of the collateral. The notes were used to pay the net cost of the convertible note hedge and warrant transactions, repurchase 2.3 million shares of NFP’s common stock from Apollo and to repay a portion of outstanding amounts of principal and interest under NFP’s credit facility (all as discussed herein).

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

Contractual Obligations

In January 2007, NFP issued $230 million (including over-allotment) aggregate principal amount of 0.75% convertible senior notes due February 1, 2012. The notes are senior unsecured obligations and rank equally with NFP’s existing or future senior debt and senior to any subordinated debt. See “– Liquidity and Capital Resources – Borrowings – Convertible Senior Notes” for more information. In September 2007, NFP entered into a new lease for its new corporate headquarters. In August 2007, NFP also entered into a sublease agreement for its existing office space. Other than the issuance of notes and new lease and sublease agreements, there have been no other material changes outside the ordinary course of the Company’s business to the Company’s total contractual cash obligations which are set forth in the table included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on February 22, 2007.

The table below shows NFP’s contractual obligations as of September 30, 2007:

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Convertible senior notes	$237,475	$1,725	$5,175	$230,575	$—
Operating lease obligations	227,217	21,095	59,743	45,201	101,178
Total contractual obligations	$464,692	$22,820	$64,918	$275,776	$101,178

Dividends

NFP paid a quarterly cash dividend of $0.18 per share of common stock on October 9, 2007. The declaration and payment of future dividends to holders of NFP’s common stock will be at the discretion of NFP’s board of directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements, covenants under NFP’s credit facility and other factors which NFP’s board of directors may consider relevant. Based on the most recent quarterly dividend declared of $0.18 per share of common stock and the number of shares held by stockholders of record on September 17, 2007, the total annual cash requirement for dividend payments would be approximately $27.7 million.

Off-Balance Sheet Arrangements

The Company had no material off-balance sheet arrangements during the nine months ended September 30, 2007.

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

The Company has a credit facility and cash, cash equivalents and securities purchased under resale agreements in premium trust accounts which are subject to short-term interest rate risk. Based on the weighted average borrowings under its current and previous credit facility during the nine months ended September 30, 2007 and 2006, a 1% change in short-term interest rates would have affected the Company’s income before income taxes by approximately $0.8 million for the nine months ended September 30, 2007 and $0.9 million for the nine months ended September 30, 2006. Based on the weighted average amount of cash, cash equivalents and securities purchased under resale agreements in premium trust accounts during the nine months ended September 30, 2007 and 2006, a 1% change in short-term interest rates would have affected the Company’s income before income taxes by approximately $1.4 million and $1.5 million, respectively.

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

Management continues to believe that the resolution of these lawsuits or claims will not have a material adverse impact on the Company’s consolidated financial position.

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

Item 1A. Risk Factors

Changes in the accounting treatment of the convertible senior notes may impact the Company negatively.

In August 2007, the Financial Accounting Standards Board (“FASB”) issued a proposed FASB Staff Position (“FSP”), FSP APB 14-a, to change the accounting treatment for convertible debt instruments that require or permit partial cash settlement upon conversion.  The proposed accounting change would require issuers to separate the convertible senior notes into two components: a non-convertible note and a conversion option.  If the proposed FSP is issued, approved and requires adoption to existing convertible debt instruments, the Company would recognize interest expense on its convertible debt instruments at its non-convertible debt borrowing rate rather than the stated rate (0.75%). While the Company has not completed its analysis of the FSP, the Company believes it will result in a significant negative impact on operating results, including earnings per share. As proposed, the FSP should not have any impact on cash payments or obligations due under the terms of the convertible notes.

Other than the above, there were no material changes from the risk factors previously disclosed in Part I, “Item 1A. Risk Factors” in NFP’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the SEC on February 22, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities

Since January 1, 2007 and through September 30, 2007, NFP has issued the following securities:

NFP has issued 652,352 shares of common stock with a value of approximately $29.0 million to principals in connection with the acquisition of firms and the buyout of a management agreement. NFP has issued 427,988 shares of common stock with a value of approximately $19.7 million to principals related to contingent consideration and other.

Since October 1, 2007 and through November 8, 2007, NFP has issued the following securities:

NFP has issued approximately 230,623 shares of common stock with a value of approximately $11.3 million in connection with the acquisition of firms. NFP has issued 22,627 shares of common stock with a value of approximately $1.1 million related to contingent consideration and other.

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

(c) Issuer Purchases of Equity Securities

None.

EXHIBIT INDEX

Item 6. Exhibits

Exhibit No.	Description

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Financial Partners Corp.

Signature	Title	Date

/S/ JESSICA M. BIBLIOWICZ	Chairman, President and Chief Executive Officer	November 8, 2007
Jessica M. Bibliowicz

/S/ MARK C. BIDERMAN	Executive Vice President and Chief Financial Officer	November 8, 2007
Mark C. Biderman

EXHIBIT INDEX

Exhibit No.	Description

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002