Form 10-K
period 2007-12-31
NATIONAL FINANCIAL PARTNERS CORP
filed 2008-02-19
CIK 1183186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a “smaller reporting company.”

Large accelerated filer  ☒     Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant on June 30, 2007, was $1,319,713,851.

The number of outstanding shares of the registrant’s Common Stock, $0.10 par value, as of January 31, 2008, was 39,390,741.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2008 Annual Meeting of Stockholders to be held May 21, 2008 are incorporated by reference in this Form 10-K in response to certain items in Part II and Part III.

NATIONAL FINANCIAL PARTNERS CORP.

Form 10-K

For the Year Ended December 31, 2007

i

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

These forward-looking statements are based on management’s current views with respect to future results, and are subject to risks and uncertainties. Forward-looking statements are based on beliefs and assumptions made by management using currently available information, such as market and industry materials, experts’ reports and opinions, and trends. These statements are only predictions and are not guarantees of future performance. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by a forward-looking statement. These factors include, without limitation:

•	NFP’s success in acquiring high-quality independent financial services distribution firms;

•	the performance of the Company’s firms following acquisition;

•	competition in the business of providing financial services to the high net worth and entrepreneurial corporate markets;

•	NFP’s ability, through its operating structure, to respond quickly to regulatory, operational or financial situations;

•	the Company’s ability to effectively manage its business through the principals of its firms;

•	changes in tax laws, including the elimination or modification of the federal estate tax and any change in the tax treatment of life insurance products;

•	changes in the pricing, design or underwriting of insurance products;

•	changes in premiums and commission rates and the rates of other fees paid to the Company’s firms, including life settlement and registered investment advisory fees;

•	adverse developments or volatility in the markets in which the Company operates, resulting in fewer sales of financial products and services;

•

adverse results or other consequences from litigation, arbitration, regulatory investigations or internal compliance initiatives, including those related to compensation agreements with insurance companies and activities within the life settlements industry;

•

uncertainty in the insurance and life settlements industries arising from investigations into certain business practices and subpoenas received from various governmental authorities and related litigation;

•

the reduction of the Company’s revenue and earnings due to the elimination or modification of compensation arrangements, including contingent compensation arrangements and the adoption of internal initiatives to enhance compensation transparency, including the transparency of fees paid for life settlement transactions;

•	changes in interest rates or general economic conditions;

•

the impact of legislation or regulations in jurisdictions in which NFP’s subsidiaries operate, including the possible adoption of comprehensive and exclusive federal regulation over all interstate insurers;

ii

•

the potential adoption, if required by the Financial Accounting Standards Board, of an accounting treatment for convertible debt instruments that would recognize incremental interest expense, negatively impacting operating results including earnings per share;

•

adverse results or other consequences from higher than anticipated compliance costs, including those related to expenses arising from internal reviews of business practices and regulatory investigations or those arising from compliance with state or federal laws;

•	the occurrence of adverse economic conditions or an adverse regulatory climate in New York, Florida or California;

•	the loss of services of key members of senior management;

•	the availability or adequacy of errors and omissions insurance or other types of insurance coverage protection; and

•	the Company’s ability to facilitate smooth succession planning at its firms.

Additional factors are set forth in NFP’s filings with the Securities and Exchange Commission (the “SEC”), including this Annual Report on Form 10-K.

Forward-looking statements speak only as of the date on which they are made. NFP expressly disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

iii

PART I

Item 1. Business

Overview

National Financial Partners Corp.

NFP is a leading independent distributor of financial services products primarily to high net worth individuals and companies. Founded in 1998, NFP has grown internally and through acquisitions and operates a national distribution network with over 180 owned firms. The Company targets the high net worth and growing entrepreneurial corporate markets because of their growth potential and the desire of customers within these markets for more personalized service. NFP defines the high net worth market as households with investable assets of at least $1 million, and the Company seeks to target the segment of that market having net worth, excluding primary residence, of at least $5 million. NFP defines the growing entrepreneurial corporate market as businesses with less than 1,000 employees. The Company also targets the larger corporate market for executive benefits. NFP believes its management approach affords its firms the entrepreneurial freedom to serve their clients most effectively while having access to the resources of a national distribution organization. At the same time, NFP maintains internal controls that allow NFP to oversee its nationwide operations. NFP’s senior management team is composed of experienced financial services leaders who have direct experience building and operating sizeable distribution-related companies.

The Company operates as a bridge between large financial services products manufacturers and its network of independent financial services distributors. The Company believes it enhances the competitive position of independent financial services distributors by offering access to a wide variety of products and a high level of marketing and technical support. NFP also provides financial and intellectual capital to further enhance the business expansion of its firms. For the large financial services products manufacturers, NFP represents an efficient way to access a large number of independent distributors and their customers. The Company believes it is one of the largest distributors within the independent distribution channel for many of the leading financial services products manufacturers serving its target markets. NFP currently has relationships with many industry leading manufacturers, including, but not limited to, AIG, AIM, Allianz, Allstate, American Funds, American Skandia, Assurant, AXA Financial, Boston Mutual, Century Healthcare, Chubb Federal Insurance Company, Fidelity Investments, Fireman’s Fund, Genworth Financial, The Hartford, ING, Jackson National Life, John Hancock USA, Lincoln Benefit, Lincoln Financial Group, Lloyds of London, MassMutual, MetLife, Nationwide Financial, Oppenheimer Funds, Pacific Life, Phoenix Life, Principal Financial, Protective, Prudential, Securian, Standard Insurance Company, Sun Life, Transamerica, Traveler Property and Casualty Insurance Company, United Healthcare, Unum Group, West Coast Life and WM Group of Funds. These relationships provide a higher level of dedicated marketing and underwriting support and other benefits to many of the Company’s firms than is generally available on their own.

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

•

Corporate and executive benefits. The Company’s firms offer corporate benefits products and services including individual and group disability insurance, long-term care insurance, group life insurance, group health insurance benefits, supplemental life insurance, 401(k), 403(b) and other retirement plans and pension administration. The Company’s firms offer executive benefits products and services including corporate and bank-owned life insurance products as well as plan design and administration.

Incidental to the corporate and executive benefits services provided to their customers, some of the Company’s firms offer property and casualty insurance brokerage, and advisory services. NFP believes these services complement the corporate and executive benefits services provided to the Company’s clients.

•

Financial planning and investment advisory services. The products and services the Company’s firms offer include separately managed accounts, mutual funds, investment consulting, trust and fiduciary services and broker-dealer services.

NFP’s principal and executive offices are located at 787 Seventh Avenue, 11th Floor, New York, New York, 10019 and the telephone number is (212) 301-4000. On NFP’s Web site, www.nfp.com, NFP posts the following filings as soon as reasonably practicable after they are electronically filed or furnished with the Securities and Exchange Commission, or the SEC: NFP’s annual reports on Form 10-K, NFP’s quarterly reports on Form 10-Q, NFP’s current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended. All such filings on NFP’s Web site are available free of charge. Information on the Company’s Web site does not constitute part of this report.

Industry Background

The Company believes that it is well positioned to capitalize on a number of trends in the financial services industry, including:

•

Long-term growth in the high net worth market. According to Spectrem Group, a financial services industry research and consulting firm, the number of households with net worth, excluding primary residence, in excess of $5 million (the subcategory of the high net worth market NFP generally targets) grew at an estimated compounded annual rate of 19.5% during the period from 1996 to 2005.

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

•

Size of the independent distribution channel. According to Cerulli Associates, assets under management in the independent distribution channel were $1.4 trillion as of December 31, 2006. NFP believes this market has been driven by the increasing demand for customer choice, which is well served by the unbiased, open architecture approach used by the independent distribution channel. This distribution channel is also well suited to the development of personal relationships that facilitate the long-term nature of the sales process to high net worth individuals and companies.

•

Continued consolidation within the financial services industry. Within the financial services industry, both manufacturers and distributors have undergone tremendous consolidation as financial services companies have sought to broaden their business platforms and gain economies of scale. According to Thomson Financial, since January 1, 1998, over 7,500 financial services mergers and other consolidation transactions have been completed in the United States and NFP believes that this trend will continue. This ongoing consolidation makes it more difficult for entrepreneurs in the independent distribution channel to compete and succeed. As consolidation increases, NFP believes the products and services requirements and economies of scale required to compete effectively for its target customers will increase. Additionally, NFP believes it will become more difficult for entrepreneurs to gain access to the most competitive products and terms from financial services products manufacturers as the manufacturers grow in size. NFP believes it provides a unique opportunity for entrepreneurs in the independent distribution channel to compete and succeed in a consolidating industry.

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

•

Foster and enhance growth within the Company’s firms. The Company’s firms have achieved an internal revenue growth rate of 14% in 2003, 16% in 2004, 22% in 2005, 5% in 2006 and less than 1% in 2007. NFP focuses on acquiring high quality firms and employing a management structure that maintains the entrepreneurial spirit of its firms. Additionally, NFP has structured its acquisitions to reward the principals whose firms it acquires to continue to grow the businesses and make them increasingly profitable. NFP enhances the core growth potential of the firms by providing them with the benefits of being part of a national organization. These benefits include access to dedicated insurance underwriting and other support services, financial and intellectual capital, technology solutions, cross-selling facilitation, regulatory compliance support, assistance in growing their firms through acquisitions, sub-acquisitions and succession planning.

•

Continue to acquire high quality independent firms. NFP believes that substantial opportunities exist for further growth through disciplined acquisitions of high quality firms. NFP believes its target market for acquisitions includes over 4,000 life insurance and wealth transfer, corporate benefits and financial planning firms. NFP has demonstrated an ability to identify and acquire leading independent firms. As of December 31, 2007, the Company has completed 242 acquisition transactions since its founding. As a result, NFP has substantial experience in selecting and acquiring high quality firms. The Company believes that the independent distribution channel is under increasing pressure to continue its consolidation trend. With its strong experience, reputation and capital base, the Company believes it is well positioned to take advantage of additional acquisition opportunities. Occasionally, NFP examines opportunities to acquire firms that serve its target markets and provide products or services other than those in its three key areas. The Company may acquire one or more of these firms.

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

Products and Services

The Company provides a comprehensive selection of products and services that enable the Company’s high net worth clients to meet their financial management and planning needs and corporate clients to create, implement and fund benefit plans for their employees and executives. The products that the Company places and the services offered to its customers can be generally classified in three primary areas:

Life insurance and wealth transfer services

The life insurance products and wealth transfer services that the Company’s firms offer to clients assist them in growing and preserving their wealth over the course of their lives, developing a plan for their estate upon death and planning for business succession and for charitable giving. The Company’s firms evaluate the near-term and long-term financial needs of clients and design a plan that a firm believes best suits the clients’ needs. The life insurance products that the Company’s firms distribute provide clients with a number of investment, premium payment and tax deferment alternatives in addition to tailored death benefits.

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

•     Term life insurance

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

•      Fully insured health plans

•      Self-funded health plans including stop loss coverage

•      Group dental insurance

•      Group life insurance

•      Disability insurance

•      Property and casualty insurance

•      Voluntary employee benefits

•      Long-term care

•      Multi-life individual disability

•      401(k)/403(b) plans

•      Group variable annuity programs

•      Flexible spending accounts

•      Employee assistance programs

•      Prescription plans

•      Workers’ compensation plans

•      Directors and Officers insurance

•      Errors and Omissions insurance

•      Individual property and casualty insurance

•      Homeowners insurance

•      Auto insurance and personal liability

•      International employee benefit consulting

•      COBRA administration

•      Human resource consulting

•      Flexible spending administration

•      Consolidated billing

•      Enrollment administration

•      Benefit communication

•      Benchmarking analysis

Executive Benefits Products	Executive Benefits Services
• Corporate-owned life insurance	• Plan design consulting

• Bank-owned life insurance	• Plan administration

• High limit disability	• Plan funding analysis

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

•	conducting rigorous due diligence to determine if the identified firms meet the Company’s acquisition criteria and only acquiring those firms that meet these criteria.

Acquisition Model

The Company typically utilizes a unique acquisition and operational structure which:

•	aligns the interests of the principals of the firms with NFP;

•	rewards future growth of the Company’s firms;

•	provides NFP with significant protection against earnings shortfalls at acquired firms and participation in their growth; and

•	makes the Company attractive to other independent distributors that seek an acquisition partner.

Under the Company’s acquisition structure, NFP acquires 100% of the equity of independent financial services products distribution businesses on terms that are relatively standard across acquisitions. To determine the acquisition price, NFP first estimates the annual operating cash flow of the business to be acquired based on current levels of revenue and expense. For this purpose, NFP generally defines operating cash flow as cash revenue of the business less cash and non-cash expenses, other than amortization, depreciation and compensation to the business’s owners or individuals who subsequently become principals. NFP refers to this estimated annual operating cash flow as “target earnings.” Typically, the acquisition price is a multiple (generally in a range of five to six times) of a portion of the target earnings, which NFP refers to as “base earnings.” Under certain circumstances, NFP has paid multiples in excess of six times based on the unique attributes of the transaction that justify the higher value. Base earnings averaged 51% of target earnings for all firms owned at December 31, 2007. In determining base earnings, NFP’s general rule is not to exceed an amount equal to the recurring revenue of the business. Recurring revenue generally includes revenue from sales previously made (such as renewal commissions on insurance products, commissions and administrative fees for ongoing benefit plans and mutual fund trail commissions) and fees for assets under management.

NFP enters into a management agreement with the principals of the acquired business and/or certain entities they own. Under the management agreement, the principals and/or such entities are entitled to management fees consisting of:

•	all future earnings of the acquired business in excess of the base earnings up to target earnings; and

•	a percentage of any earnings in excess of target earnings based on the ratio of base earnings to target earnings.

NFP retains a cumulative preferred position in the base earnings. To the extent earnings of a firm in any year are less than base earnings, in the following year NFP is entitled to receive base earnings together with the prior years’ shortfall before any management fees are paid. In certain recent transactions involving large institutional sellers, NFP has provided minimum guaranteed compensation to certain former employees of the seller who became principals of the acquired business. The Company has purchased the economic interest of a principal and may purchase all or a portion of the economic interest of other principals in the future.

Sub-Acquisitions

To help the Company’s acquired firms grow, NFP provides access to capital and support for expansion through a sub-acquisition program. A typical sub-acquisition involves the acquisition by one of the Company’s firms of a business that is too small to qualify for a direct acquisition by NFP, where the individual running the business wishes to exit immediately or soon after the acquisition, prefers to partner with an existing principal, or does not wish to become a principal of the firm. The acquisition multiple paid for sub-acquisitions is typically lower than the multiple paid for a direct acquisition by NFP. The acquisition consideration for sub-acquisitions is typically paid in cash and is often paid based on satisfaction of certain criteria relating to maintenance of the business.

When a firm makes a sub-acquisition, NFP typically contributes a portion of the cost of the sub-acquisition in the same ratio as base earnings is to target earnings. The principals of the firm are responsible for contributing the remaining portion of the cost. In most cases, NFP advances the principal’s contribution which is typically repaid with interest over a term of three to five years. The repayment of these loans has priority over the payment of management fees. In almost all cases, base and target earnings of the firm making the sub-acquisition are adjusted upward for the sub-acquisition. Since the Company’s formation and through December 31, 2007, NFP has completed 30 sub-acquisitions.

Additional purchase consideration is often paid to the former owners based on satisfying specified internal growth thresholds over the three-year period following the acquisition. In some cases, additional purchase consideration is also paid over a shorter period. The principals retain responsibility for day-to-day operations of the firms for an initial five-year term, renewable annually thereafter by the principals and/or certain entities they own, subject to termination for cause and supervisory oversight as required by applicable securities and insurance laws and regulations and the terms of the management agreements. The principals are responsible for ordinary course operational decisions, including personnel, culture and office location, subject to the oversight of the board of directors of the acquired business. Non-ordinary course transactions require the consent of NFP or the unanimous consent of the board of directors of the acquired business, which always includes a representative of NFP’s management. The principals also maintain the primary relationship with clients and, in some cases, vendors. The Company’s structure allows principals to continue to operate in an entrepreneurial environment, while also providing the principals a significant economic interest in the business after the acquisition through the management fees. Generally, all of the Company’s firms must transition their financial operations to the Company’s cash management and payroll systems and the Company’s common general ledger. Additionally, most principals must transition their broker-dealer registrations to, and be supervised in connection with their securities activities by, the Company’s broker-dealer, NFPSI.

NFP generally requires the owners of the firms to receive a portion of the acquisition price (typically at least 30%) in the form of NFP common stock (“NFP common stock” or “NFP stock”), and provides them the opportunity to receive options, additional shares of NFP common stock or cash based on their success in managing the acquired business and increasing its financial performance. However, in transactions involving institutional sellers, the purchase price typically consists of substantially all cash. The Company believes its structure is particularly appealing to firms whose management anticipates strong future growth and expects to stay involved with the business in the long term.

The Company generally obtains key-person life insurance on the principals of firms for at least a five-year term in an amount up to the purchase price of the acquired firm.

From time to time, NFP has overvalued certain businesses acquired or found that the business of one of the Company’s firms is temporarily or permanently adversely impacted by changes in the markets that it serves. As of December 31, 2007, NFP has restructured 26 transactions. These restructures generally result in either temporary or permanent reductions in base and target earnings and/or change in the ratio of base to target earnings and the principals paying cash, surrendering NFP common stock, issuing notes or combinations thereof.

At times the Company may dispose of firms, certain business units within a firm or firm assets for one or more of the following reasons: non-performance, changes resulting in firms no longer being part of the Company’s core business, change in competitive environment, regulatory changes, the cultural incompatibility of an acquired firm’s management team with the Company, change of business interests of a principal or other issues personal to a principal. In certain instances NFP may sell operating companies back to the principal(s). Principals generally buy back businesses by surrendering all of their NFP common stock and paying cash or issuing NFP a note. Through December 31, 2007 and since the Company’s inception, NFP has disposed of 21 firms.

Contingent consideration arrangements

In order to better determine the economic value of the businesses NFP acquires, NFP has incorporated contingent consideration, or earnout, provisions into the structure of acquisitions that NFP has made since the beginning of 2001. These arrangements generally result in the payment of additional consideration to the sellers upon the firm’s satisfaction of certain compounded growth rate thresholds over the three-year period generally following the closing of the acquisition. In a small number of cases, contingent consideration may also be payable after shorter periods. As of December 31, 2007, 47 acquisitions are within their initial three-year contingent consideration measurement period. Contingent consideration is considered to be additional purchase consideration and is accounted for as part of the purchase price of the Company’s acquired firms when the outcome of the contingency is determinable beyond a reasonable doubt.

A summary of a typical contingent consideration or earnout structure is as follows:

Typical Earnout Structure

(Payable in cash and NFP common stock)

Three-year Avg. Growth Rate	Multiple of Base Earnings
Less than 10%	0.0x
10%–14.99%	0.50x
15%–19.99%	1.25x
20%–24.99%	2.50x
25%–29.99%	3.00x
30%–34.99%	3.75x
35% +	5.00x

The earnout paid is the corresponding multiple times the original acquired base earnings. The earnout is payable in cash and NFP common stock in proportions that vary among acquisitions.

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

Ongoing incentives

Effective January 1, 2002, NFP established an ongoing incentive plan for principals who have completed their contingent consideration period or option incentive plan eligibility. The ongoing incentive plan pays out an increasing proportion of incremental earnings based on growth in earnings above an incentive target. The plan has a three-year measuring period and rewards growth above the prior period’s average earnings or prior incentive target, whichever is higher. However, once a firm reaches cumulative applicable earnings in a three-year period equal to or in excess of the cumulative amount of its original target compounded at 35% over three years, the new incentive target is fixed. If the principal does not receive an option grant, contingent consideration or incentive payment in a prior period, the incentive target remains unchanged. As illustrated by the chart set forth below, the bonus is structured to pay the principal 5% to 40% of NFP’s share of incremental earnings from growth.

Three-year Avg. Growth Rate	% of NFP’s Share of Growth Paid to Principal
Less than 10%	0.0%
10%–14.99%	5.0%
15%–19.99%	20.0%
20%–24.99%	25.0%
25%–29.99%	30.0%
30%–34.99%	35.0%
35% +	40.0%

In addition to the incentive award, NFP pays an additional cash incentive equal to 50% of the incentive award elected to be received in NFP stock. This election is made subsequent to the completion of the incentive period. For firms that began their incentive period prior to January 1, 2005, the principal could elect from 0% to 100% to be paid in NFP stock. For firms beginning their incentive period on or after January 1, 2005 (with the exception of Highland Capital Holding Corporation or “Highland” firms), the principal is required to take a minimum of 30% (maximum of 50%) of the incentive award in NFP stock. The number of shares of NFP stock that a principal will receive is determined by dividing the dollar amount of the incentive to be paid in NFP stock by the average of the closing price of NFP stock on the twenty trading days up to and including the last day of the incentive period. The shares received as an incentive payment under this ongoing plan are restricted from sale or other transfer (other than transfers to certain permitted transferees, which shares are also restricted from sale or other transfer) and the lifting of such restrictions is based on the performance of the firm managed by the principal during the subsequent ongoing incentive period. One-third of the shares will become unrestricted after each of the first three twelve-month periods after the incentive period during which the firm achieves target earnings. If the firm does not achieve target earnings during each such twelve-month period, but does achieve target earnings on a cumulative basis over the thirty-six month incentive period, any shares that remain restricted will become unrestricted. If the firm does not achieve cumulative target earnings during the thirty-six month period, any shares that remain restricted shall continue to be restricted until sixty months following the end of the incentive period.

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

Operations

The Company believes that preserving the entrepreneurial culture of the firms is important to their continued growth. The Company does not typically integrate the sales, marketing and processing operations of the acquired firms, but allows the principals to continue to operate in the same entrepreneurial environment that made them successful before the acquisition, subject to NFP’s oversight and control. NFP does, however, provide cost efficient services, including common payroll, common general ledger and accounts payable processing, to support back office and administrative functions, which are used by the acquired firms.

The Company assists these entrepreneurs by providing a broad variety of financial services products and a network that connects each entrepreneurial firm to others. This network serves as a forum for the firms to build relationships, share ideas and provides the opportunity for firms to offer a broader range of financial services products to their customers. NFP also owns three entities, NFP Insurance Services, Inc., or NFPISI, NFPSI and Preferred Services Group of N.Y., LTD. (“Preferred Services Group”) that serve as centralized resources for other firms. In addition, several of the Company’s firms act as wholesalers of products to the Company’s firms and other financial services distributors. During 2007, the Company entered a term sheet agreement (the “GS Agreement”) with GS Re Holdings, Inc. (“GS Re”), a subsidiary of The Goldman Sachs Group, Inc. (“Goldman Sachs”), to form a joint venture in the life settlements industry. The joint venture will create an end to end platform to institutionalize the life settlements market with respect to policy submission, preparation of bid packages, bidding, closing, subsequent servicing and transfer and privacy protection. The joint venture is anticipated to begin activity in 2008.

NFPISI

NFPISI is a licensed insurance agency and an insurance marketing organization with 390 member organizations, including 164 owned firms and 226 other firms the Company does not own, as of December 31, 2007. The Company refers to these other firms as members of one of several marketing organizations. NFPISI facilitates interaction among the members of several marketing organizations and provides services to these members. It also holds contracts with selected insurance and benefits manufacturers, which generally offer support for technology investments, co-development of tailored products for use by the Company’s producers, enhanced and dedicated underwriting, customer service and other benefits not generally available without such relationships.

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

NFPISI services both third-party distributors as well as the Company’s firms. Third-party distributors that elect to become members in NFPISI’s life insurance and benefits marketing organizations pay an initiation and annual membership fee. NFPISI actively solicits new members among qualified independent distributors of financial services products who desire the benefits of being part of a large distribution network whether or not they desire to be acquired by the Company. The Company’s firms can also gain access to some of the services and benefits provided by NFPISI without becoming a member of NFPISI’s life insurance and benefits marketing organizations.

NFPSI

NFPSI is a registered broker-dealer, investment adviser and licensed insurance agency serving the principals of the Company’s firms and members of its or the Company’s marketing organizations. Most of the Company’s principals conduct securities business through NFPSI. NFPSI is a fully disclosed introducing registered broker-dealer.

Preferred Services Group of N.Y., LTD.

NFP purchased an additional economic interest in Preferred Services Group in 2007. Preferred Services Group provides property and casualty insurance brokerage services to small businesses and individuals and will operate as a centralized resource to other NFP firms.

Life Settlements Joint Venture

On September 17, 2007, NFP entered into the GS Agreement with GS Re, a subsidiary of Goldman Sachs, to form a joint venture in the life settlements industry. On December 19, 2007, the GS Agreement was amended to, among other things, add Genworth Institutional Life Services, Inc., a wholly-owned subsidiary of Senior Financial, Inc., which is a wholly-owned subsidiary of Genworth Financial, Inc. as a member of the joint venture (together with NFP and Goldman Sachs, “Partners”). In furtherance of the joint venture, the Partners have formed Institutional Life Services, LLC (“ILS”), a Delaware limited liability company and expect to form Institutional Life Administration, LLC (“ILA”). NFP owns 45% of ILS through its wholly-owned subsidiary NFP Life Services, LLC.

Through ILS, the Partners seek to create the preeminent institutional marketplace for the settlement of life insurance policies, adhering to high standards of compliance and business practices. The strategy of ILS is to bring only high quality, recognized institutional investors and seller representatives together to engage in life settlement transactions that adhere to uniform high standards of practice. NFP believes that ILS will satisfy the demand of reputable institutional investors, policy owners and their agents for a highly competitive marketplace with full transparency of the bidding process, full disclosure of the compensation of each participant in the transaction and policy seller anonymity procedures to maximize personal identity protection.

Where required, it is expected that ILS will operate as a licensed life settlement provider and will facilitate the purchase of policies. As such, it will not “purchase and hold” or maintain a beneficial interest in any policy sold through ILS.

The Partners are in the process of forming ILA to provide post-acquisition and other policy-related services for policies purchased by approved investors and other institutions through ILS and other intermediaries.

Succession Planning

NFP is actively involved in succession planning with respect to the principals of the Company’s firms. It is in the Company’s interest to ensure a smooth transition of business to a successor principal or principals. Succession planning is important in firms where no obvious successor to the principal or principals exists. Succession planning may involve NFP assisting a firm with a sub-acquisition that will bring a principal into the firm who can be a successor to the existing principal or principals. Succession planning may also involve introducing firms to each other, within the same geographic area where the principals of one firm can be potential successors to the principals of the other firm. In addition, succession planning may involve a principal, producer or employee from the same or a different firm buying another principal’s interest in the management company or applicable management agreement, which provides economic benefits to the selling principal. In rare cases, succession may be accomplished with employees running the operation in the absence of a principal. In certain cases, the Company provides financing for a principal, producer or employees’ purchase of another principal’s management company or applicable management agreement.

Cash Management System

The Company employs a cash management system that requires that substantially all revenue generated by owned firms and/or the producers affiliated with the Company’s owned firms be assigned to and deposited directly in centralized bank accounts maintained by NFP. The cash management system enables NFP to control and secure its cash flow and more effectively monitor and control the financial activities of the Company’s firms. Newly acquired firms are converted to the cash management system within a reasonable time, generally one month, following acquisition.

Payroll System

Since the beginning of 2004, the Company has used a common payroll system for all employees of owned firms. The common payroll system allows NFP to effectively monitor and control new hires, terminations, benefits and any other changes in personnel and compensation because all changes are processed through a central office. Newly acquired firms are transitioned onto the Company’s payroll system generally within three months following the date of acquisition.

General Ledger System

In 2005, the Company implemented a comprehensive centralized general ledger system for all of its firms. The general ledger system has been designed to accommodate the varied needs of the individual firms and permits them to select one of two platforms in which to manage their business. The shared-service platform is designed to provide firms with a greater level of support from NFP’s corporate office while continuing to provide firm principals flexibility in the decision-making process. The self-service platform is designed for the Company’s larger firms that have a full complement of accounting staff and require less support from NFP’s corporate office. Approximately 13% of the Company’s firms operate on the self-service platform. The remaining firms operate on the shared-service platform. As firms are acquired, they will be transitioned to one of the two platforms, generally, within 30 days.

Internal Audit

NFP’s internal audit department reports to the Audit Committee of NFP’s Board of Directors and has the responsibility for planning and performing audits throughout the Company. NFP’s internal audit team is based in NFP’s New York headquarters with additional full-time personnel in the Austin, Texas facility.

Compliance and Ethics

During 2007, NFP continued to expand and upgrade a company-wide Compliance and Ethics Department, which reports to the chief executive officer and a Compliance and Ethics Committee, comprised of members of the executive management team, including the chief compliance and ethics officer, chief executive officer, chief financial officer, general counsel and members of executive management of NFPISI and NFPSI. NFP’s Compliance and Ethics Department and Compliance and Ethics Committee monitor and coordinate compliance and ethics activities and initiatives and establish and evaluate controls and procedures designed to ensure that the Company complies with applicable laws and regulations. NFP’s Compliance and Ethics Department is based in the Austin, Texas facility.

Operating Committee

NFP’s Operating Committee is responsible for monitoring firm performance, capital and resource allocations, approving capital expenditure requests by firms that are in excess of $100,000, as well as new leases above a certain amount. It reviews firm performance and management fee advances compared with earned management fees to determine if a reduction or cutoff of such advances is warranted. The Operating Committee also directs efforts toward helping under-performing firms improve and, if the under-performance is deemed to be of a long-term nature, directs restructuring or disposition activities. The Operating Committee is composed of the following executives: the Company’s chief executive officer, chief financial officer, general counsel, chief accounting officer, executive vice-president—marketing and firm operations, senior vice president—mergers and acquisitions, senior vice president—technology and members of executive management of NFPISI and NFPSI.

Capital Expenditures

If a firm desires to make a capital expenditure and the expenditure is approved by either the Operating Committee or, if below $100,000, NFP’s executive vice president—marketing and firm operations or the firm’s board of directors unanimously, NFP contributes a portion of the cost in the same ratio as base earnings is to target earnings. The principals are responsible for the remainder of the cost. In most cases, NFP advances the principals’ contribution which is repaid with interest over a term which is generally five years or less. The repayment of these advances has priority over the payment of management fees. Earnings levels from which a firm’s growth is measured, as well as a firm’s base earnings, may be adjusted upwards for certain capital expenditures.

Corporate Headquarters

NFP’s New York headquarters provides support for the Company’s acquired firms. Corporate activities, including mergers and acquisitions, legal, finance and accounting, marketing and operations, human resources and technology are centralized in New York. NFP’s mergers and acquisitions team identifies targets, performs due diligence and negotiates acquisitions. NFP’s legal team is heavily involved in the acquisition process, in addition to handling NFP’s general corporate, legal and regulatory needs. Finance and accounting is responsible for working with each firm to integrate the firm’s operations and financial practices with the Company, resolve financial issues and ensure timely and accurate reporting. In addition, finance and accounting is responsible for consolidation of the Company’s financial statements at the corporate level. The Company’s operations team works with the firms to identify opportunities for joint-work and cross-selling and to identify and resolve operational issues. NFP’s human resources department is responsible for establishing and maintaining employment practices and benefits policies and procedures at both the corporate and firm level. NFP has leased three floors representing 99,485 square feet of space at 340 Madison Avenue for a term of approximately fifteen years. NFP will occupy two floors as its headquarters and six Company firms will occupy the third floor. The firms will share common spaces and services and NFP will provide centralized support to the firms.

NFP’s technology team addresses technology requirements at both the corporate level and at the firm level. The Company’s firms maintain their existing systems except to the extent that they need certain capabilities to interface with NFP’s corporate systems. NFP provides firms with secure web-enabled software that complements their existing systems. The Company’s technology model and philosophy have enabled principals to immediately begin using NFP’s technology services, leverage their existing technology investments and support growth in products distribution and client reporting capabilities. In 2007, the Company continued to implement an enterprise e-mail system with the goal of centralizing the administration of e-mail across the firms. The technology systems responsible for supporting the Company’s business are both highly reliable and redundant with failover capabilities through leading host providers and software available in the marketplace. Business continuity and disaster recovery testing is regularly performed to ensure that in the event of an unforeseen incident, the business will continue to operate.

Clients and Customers

The customers of the Company’s life insurance and wealth transfer and financial planning and investment advisory products and services are generally high net worth individuals and the businesses that serve them. NFP defines the high net worth market as households with investible assets of at least $1 million. The Company particularly seeks to target the segment of the high net worth market having net worth, excluding primary residence, of at least $5 million, although the Company sells a substantial volume of products to persons having lower levels of net worth. According to Spectrem Group, this higher segment of the high net worth market grew at an estimated compounded annual rate of 19.5% during the period from 1996 to 2005.

Both 2006 and 2007 were challenging years due to difficult life insurance market conditions, however, NFP believes that benefits market trends are largely uncorrelated with the life insurance market. Existing firm revenue and earnings growth resumed in the second half of 2007 and NFP showed improvement in critical margin items. The Company’s firms experienced an internal revenue growth rate of less than 1% in 2007, 5% in 2006, 22% in

2005, 16% in 2004 and 14% in 2003, NFP believes that it is well positioned to benefit from any future growth in the high net worth market.

The customers of the Company’s firms’ corporate and executive benefits products and services are generally small and medium-size corporations and the businesses that serve them. The customers of executive benefits products include large corporations as well.

Competition

The Company faces substantial competition in all aspects of its business. The Company’s competitors in the insurance and wealth transfer business include individual insurance carrier sponsored producer groups, captive distribution systems of insurance companies, broker-dealers and banks. In addition, the Company also competes with independent insurance intermediaries, boutique brokerage general agents and local distributors including M Financial Group and The BISYS Group, Inc. NFP believes it remains competitive due to several factors, including the independence of producers, the open architecture platform, the overall strength of the business model, the technology-based support services NFP provides and the training resources available to the Company’s firms.

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

In the financial planning and investment advisory business, the Company competes with a large number of investment management and investment advisory firms. NFP’s competitors include global and domestic investment management companies, commercial banks, brokerage firms, insurance companies, independent financial planners and other financial institutions. U.S. banks and insurance companies can now affiliate with securities firms, which has accelerated consolidation within the money management and financial services industries and has also increased the level of competition for assets on behalf of institutional and individual clients. In addition, foreign banks and investment firms have entered the U.S. money management industry, either directly or through partnerships or acquisitions. Factors affecting the Company’s financial planning and investment management business include brand recognition, business reputation, investment performance, quality of service and the continuity of both the client relationships and assets under management. NFP believes that its unique model will allow the Company’s firms to continue to compete effectively in this market. The Company’s entrepreneurs will be able to maintain and create client relationships while enjoying the brand recognition, quality of service and diversity of opportunities provided by the national network.

NFPSI also competes with numerous other independent broker-dealers, including Raymond James Financial, Inc., LPL Financial Services, FSC Securities Corporation, Cambridge Investment Research, Inc., Commonwealth Financial Network, Financial Network Investment Corporation, Walnut Street Securities, Inc., Securities America, and Royal Alliance Associates, Inc.

Regulation

The financial services industry is subject to extensive regulation. The Company’s firms are currently licensed to conduct business in the 50 states, the District of Columbia and Puerto Rico and are subject to regulation and supervision both federally and in each of these jurisdictions. In general, this regulation is designed to protect clients and other third parties that deal with the Company’s firms and to ensure the integrity of the financial markets, and is not designed to protect NFP’s stockholders. The Company’s firms’ ability to conduct business in the jurisdictions in which they currently operate depends on the Company’s firms’ compliance with the rules and regulations promulgated by federal regulatory bodies and the regulatory authorities in each of these jurisdictions. Failure to comply with all necessary regulatory requirements, including the failure to be properly licensed or registered, can subject the Company’s firms to sanctions or penalties. In addition, there can be no assurance that regulators or third parties will not raise material issues with respect to the Company’s firms’ past or future compliance with applicable regulations or that future regulatory, judicial or legislative changes will not have a material adverse effect on the Company.

State insurance laws grant supervisory agencies, including state insurance departments, broad regulatory authority. State insurance regulators and the National Association of Insurance Commissioners continually reexamine existing laws and regulations, some of which affect the Company. These supervisory agencies regulate, among other things, the licensing of insurance brokers and agents and other insurance intermediaries, the handling and investment of third-party funds held in a fiduciary capacity and the marketing and compensation practices of insurance brokers and agents. This continual reexamination may result in the enactment of laws and regulations, or the issuance of interpretations of existing laws and regulations, that adversely affect the Company’s business. More restrictive laws, rules or regulations may be adopted in the future that could make compliance more difficult and expensive.

Most of NFP’s subsidiaries are licensed to engage in the insurance agency and brokerage business in most of the jurisdictions where the Company does business. In addition, the insurance laws of all United States jurisdictions require individuals who engage in agency, brokerage and certain other insurance service activities to be licensed personally. These laws also govern the sharing of insurance commissions with third parties. NFP believes that any payments made by it, including payment of management fees, are in compliance with applicable insurance laws. However, should any insurance department take the position, and prevail, that certain payments by NFP violate the insurance laws relating to the payment or sharing of commissions, that insurance department could require that NFP stops making those payments or that the entities receiving those payments become licensed. In addition, if this were to occur, the insurance department could impose fines or penalties on NFP. NFP believes, however, that it could continue to operate its business by requiring that these entities be licensed or by making payments directly to licensed individuals.

Several of NFP’s subsidiaries, including NFPSI, are registered broker-dealers. The regulation of broker-dealers is performed, to a large extent, by the SEC and self-regulatory organizations, principally the Financial Industry Regulatory Authority, or FINRA, formerly known as NASD, and the national securities exchanges, such as the New York Stock Exchange, or NYSE. Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales practices, trading practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure, recordkeeping and the conduct of directors, officers and employees. Violations of applicable laws or regulations can result in the imposition of fines or censures, disciplinary actions, including the revocation of licenses or registrations, and reputational damage. Recently, federal and state authorities have focused on, and continue to devote substantial attention to, the mutual fund, annuity and insurance industries. It is difficult at this time to predict whether changes resulting from new laws and regulations will affect the industry or the Company’s business and, if so, to what degree.

The SEC, FINRA and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities brokerage firms. Failure to maintain the required net capital may subject a firm to suspension or revocation of registration by the SEC and suspension or expulsion from FINRA and other regulatory bodies, which ultimately could prevent NFPSI or the Company’s other broker-dealers from performing as a broker-dealer. In addition, a change in the net capital rules, the imposition of new rules or any unusually large charge against net capital could limit the operations of NFPSI or the Company’s other broker-dealers, which could harm NFP’s business.

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

The Company’s revenue and earnings may be more exposed than other financial services firms to the revocation or suspension of the licenses or registrations of the Company’s firm principals, because the revenue and earnings of many of the firms are largely dependent on the individual production of their respective principals for whom designated successors may not be in place.

Recently, the insurance industry has been subject to a significant level of scrutiny by various regulatory bodies, including state attorneys general and insurance departments, concerning certain practices within the insurance industry. These practices include, without limitation, the receipt of contingent commissions by insurance brokers and agents from insurance companies and the extent to which such compensation has been disclosed, bid rigging and related matters. As discussed under “Item 3—Legal Proceedings,” several of NFP’s subsidiaries received subpoenas and other information requests with respect to these matters. As a result of these and related matters, including actions taken by the New York Attorney General’s office beginning in April 2004, there have been a number of recent revisions to existing, or proposals to modify or enact new, laws and regulations regarding insurance agents and brokers. These actions have imposed or could impose additional obligations on the Company with respect to the insurance and other financial products the Company markets. In addition, in March 2006, NFP received a subpoena from the New York Attorney General’s Office seeking information regarding life settlement transactions. One of NFP’s subsidiaries received a subpoena seeking the same information. Any changes that are adopted by the federal government or the states where the Company markets insurance or conducts life settlements or other insurance-related business could adversely affect the Company’s revenue and financial results.

In the Company’s executive benefits business, the Company has designed and implemented supplemental executive retirement plans that use split dollar life insurance as a funding source. Split dollar life insurance policies are arrangements in which premiums, ownership rights and death benefits are generally split between an employer and an employee. The employer pays either the entire premium or the portion of each year’s premium that at least equals the increase in cash value of the policy. Split dollar life insurance has traditionally been used because of its federal tax advantages. However, in recent years, the Internal Revenue Service (the “IRS”) has adopted regulations relating to the tax treatment of some types of these life insurance arrangements, including regulations that treat premiums paid by an employer in connection with split dollar life insurance arrangements as loans for federal income tax purposes. In addition, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, may affect these arrangements. Specifically, the Sarbanes-Oxley Act includes a provision that prohibits most loans from a public company to its directors or executives. Because a split dollar life insurance arrangement between a public company and its directors or executives could be viewed as a personal loan, the Company will face a reduction in sales of split dollar life insurance policies to the Company’s clients that are subject to the Sarbanes-Oxley Act. Moreover, members of Congress have proposed, from time to time, other laws reducing the tax incentive of, or otherwise impacting, these arrangements. As a result, the Company’s supplemental executive retirement plans that use split dollar life insurance may become less attractive to some of the Company’s firms’ customers, which could result in lower revenue to the Company.

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

The market for many life insurance products the Company sells is based in large part on the favorable tax treatment, including the tax-free build up of cash values, that these products receive relative to other investment alternatives. A change in the tax treatment of the life insurance products the Company sells or a determination by the IRS that certain of these products are not life insurance contracts for federal tax purposes could remove many of the tax advantages policyholders seek in these policies. If the provisions of the tax code change or new federal tax regulations and IRS rulings are issued in a manner that would make it more difficult for holders of these insurance contracts to qualify for favorable tax treatment, the demand for the life insurance contracts the Company sells could decrease, which may reduce the Company’s revenue and negatively affect its business.

Employees

As of December 31, 2007, the Company had approximately 3,247 employees. NFP believes that its relations with the Company’s employees are satisfactory. None of the Company’s employees is represented by a union.

Item 1A. Risk Factors

Risks Relating to the Company

The Company may be unsuccessful in acquiring suitable acquisition candidates, which could adversely affect the Company’s growth.

The Company competes with numerous integrated financial services organizations, insurance brokers, insurance companies, banks and other entities to acquire high quality independent financial services distribution firms. Many of the Company’s competitors have substantially greater financial resources than it does and may be able to outbid NFP for these acquisition targets. If NFP does identify suitable candidates, NFP may not be able to complete any such acquisition on terms that are commercially acceptable to the Company. If NFP is unable to complete acquisitions, it may have an adverse effect on the Company’s earnings or revenue growth and negatively impact the Company’s strategic plan because the Company expects a portion of its growth to come from acquisitions.

The Company may be adversely affected if the firms it acquires do not perform as expected.

Even if NFP is successful in acquiring firms, the Company may be adversely affected if the acquired firms do not perform as expected. The firms the Company acquires may perform below expectations after the acquisition for various reasons, including legislative or regulatory changes that affect the products in which a firm specializes, the loss of key clients after the acquisition closed, general economic factors that impact a firm in a direct way and the cultural incompatibility of an acquired firm’s management team with NFP. The failure of firms to perform as expected at the time of acquisition may have an adverse effect on the Company’s internal earnings and revenue growth rates, and may result in impairment charges and/or generate losses or charges to its earnings if the firms are disposed. Through December 31, 2007, NFP has completed a total of 242 acquisition transactions, including 30 sub-acquisitions. NFP has also disposed of 21 firms and internally consolidated 7 firms. Through December 31, 2007, NFP has restructured its relationship with the principals of 26 firms due to these factors.

Competition in the Company’s industry is intense and, if the Company is unable to compete effectively, the Company may lose clients and its financial results may be negatively affected.

The business of providing financial services to high net worth individuals and companies is highly competitive and the Company expects competition to intensify. The Company’s firms face competition in all aspects of their business, including life insurance, wealth transfer and estate planning, corporate and executive benefits, and financial planning and investment advisory services. The Company’s firms compete for clients on the basis of reputation, client service, program and product offerings and their ability to tailor products and services to meet the specific needs of a client.

The Company actively competes with numerous integrated financial services organizations as well as insurance companies and brokers, producer groups, individual insurance agents, investment management firms, independent financial planners and broker-dealers. Many of the Company’s competitors have greater financial and marketing resources than the Company does and may be able to offer products and services that the Company’s firms do not currently offer and may not offer in the future. The passage of the Gramm-Leach-Bliley Act in 1999 reduced barriers to large institutions providing a wide range of financial services products and services. NFP believes, in light of increasing industry consolidation and the regulatory overhaul of the financial services industry, that competition will continue to increase from manufacturers and other marketers of financial services products.

The Company’s competitors in the insurance, wealth transfer and estate planning business include individual insurance carrier-sponsored producer groups, captive distribution systems of insurance companies, broker-dealers and banks. In addition, the Company also competes with independent insurance intermediaries, boutique brokerage general agents and local distributors, including M Financial Group and The BISYS Group, Inc. In the employee benefits sector, the Company faces competition from both national and regional groups. The Company’s national competitors include Marsh & McLennan Companies, Inc., Aon Corporation, Hilb, Rogal

and Hobbs Company, Arthur J. Gallagher & Co., U.S.I. Holdings Corp., Clark Consulting, Inc., Brown & Brown, Inc. and Willis Group Holdings Limited. The Company’s regional competitors include local brokerage firms and regional banks, consulting firms, third-party administrators, producer groups and insurance companies. In the financial planning and investment advisory business, the Company competes with a large number of investment management and investment advisory firms. The Company’s competitors include global and domestic investment management companies, commercial banks, brokerage firms, insurance companies, independent financial planners and other financial institutions. There can be no assurance that the Company will compete successfully against its competitors.

NFPSI also competes with numerous other independent broker-dealers, including Raymond James Financial, Inc., LPL Financial Services, FSC Securities Corporation, Cambridge Investment Research, Inc., Commonwealth Financial Network, Financial Network Investment Corporation, Walnut Street Securities, Inc., Securities America, and Royal Alliance Associates, Inc. There can be of no assurance that NFPSI will compete successfully against its competitors.

The Company’s operating strategy and structure may make it difficult to respond quickly to regulatory, operational or financial problems and to grow its business, which could negatively affect the Company’s financial results.

The Company operates through firms that report their results to NFP’s corporate headquarters on a monthly basis. The Company has implemented cash management and management information systems that allow NFP to monitor the overall performance and financial activities of its firms. However, if the Company’s firms delay either reporting results or informing corporate headquarters of a negative business development such as the possible loss of an important client or relationship with a financial services products manufacturer or a threatened professional liability or other claim or regulatory inquiry or other action, NFP may not be able to take action to remedy the situation on a timely basis. This in turn could have a negative effect on the Company’s financial results. In addition, if one of its firms were to report inaccurate financial information, it might not learn of the inaccuracies on a timely basis and be able to take corrective measures promptly, which could negatively affect NFP’s ability to report its financial results.

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

Most of the Company’s acquisitions result in the acquired business becoming its wholly owned subsidiary. The principals enter into management agreements pursuant to which they continue to manage the acquired business. The principals retain responsibility for day-to-day operations of the acquired business for an initial five-year term, renewable annually thereafter by the principals and/or certain entities they own, subject to termination for cause and supervisory oversight as required by applicable securities and insurance laws and regulations and the terms of the Company’s management agreements. The principals are responsible for ordinary course operational decisions, including personnel, culture and office location, subject to the oversight of the board of directors of the acquired business. Non-ordinary course transactions require the consent of NFP or the unanimous consent of the board of directors of the acquired business, which always includes a representative of NFP’s management. The principals also maintain the primary relationship with clients and, in some cases, vendors. Although the Company maintains internal controls that allow it to oversee its nationwide operations, this operating structure exposes the Company to the risk of losses resulting from day-to-day decisions of the principals. Unsatisfactory performance by these principals could hinder the Company’s ability to grow and could have a material adverse effect on its business and the value of NFP’s common stock.

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

The market for many life insurance products the Company sells is based in large part on the favorable tax treatment, including the tax-free build up of cash values and the tax-free nature of death benefits that these products receive relative to other investment alternatives. A change in the tax treatment of the life insurance products the Company sells or a determination by the IRS that certain of these products are not life insurance contracts for federal tax purposes could remove many of the tax advantages policyholders seek in these policies. In addition, the IRS from time to time releases guidance on the tax treatment of products the Company sells. If the provisions of the tax code were changed or new federal tax regulations and IRS rulings and releases were issued in a manner that would make it more difficult for holders of these insurance contracts to qualify for favorable tax treatment or subject holders to special tax reporting requirements, the demand for the life insurance contracts the Company sells could decrease, which may reduce the Company’s revenue and negatively affect its business.

Under current law, both death benefits and accrual of cash value under a life insurance contract are treated favorably for federal income tax purposes. From time to time, legislation that would affect such tax treatment has been proposed, and sometimes it is enacted. For example, federal legislation that would eliminate the tax-free nature of corporate-owned and bank-owned life insurance in certain narrow circumstances was introduced in 2004 and enacted in 2006. Although the effect of the legislation was mitigated as many of the Company’s firms, in line with the life insurance industry generally, modified their business practices in advance of this legislation in order to remain eligible for the tax benefits on such insurance acquisitions, there can be no assurance that the Company’s firms will be able to anticipate and prepare for future legislative changes in a timely manner. In addition, a proposal that would have imposed an excise tax on the acquisition costs of certain life insurance contracts in which a charity and a person other than the charity held an interest was included in the Administration’s Fiscal Year 2006 Budget, but the provision was not ultimately enacted. The Pension Protection Act of 2006 requires the Treasury Department to conduct a study on these contracts, and it is possible that an excise tax or similarly focused provision could be imposed in the future. Such a provision could adversely affect, among other things, the utility of and the appetite of clients to employ insurance strategies involving charitable giving of life insurance policy benefits when the policy is or has been owned by someone other than the charity, and the Company’s revenue from the sale of policies pursuant to such strategies could materially decline.

On October 22, 2004, President Bush signed into law H.R. 4520, the “American Jobs Creation Act of 2004,” which included provisions affecting deferred compensation arrangements for taxable and tax-exempt employers. The legislation created new Section 409A of the Internal Revenue Code which applies to voluntary deferred compensation arrangements, supplemental executive retirement plans, stock appreciation rights and certain other arrangements which have the effect of deferring compensation. Section 409A generally applies to compensation deferrals made after December 31, 2004. Among other things, Section 409A modifies the times at which distributions are permitted from nonqualified deferred compensation arrangements and will require that elections to defer compensation be made earlier than is current practice for many plans. Certain of the Company’s firms sell deferred compensation plans and many of these plans will have to be modified in accordance with these new rules prior to December 31, 2008. Because of the time and effort required to come into compliance with the new rules, the Company’s revenue may be reduced during this transition period. The Company cannot predict the long-term impact that the new rules will have on it.

Changes in the pricing, design or underwriting of products and services the Company’s firms sell could adversely affect the Company’s revenue.

Adverse developments or volatility in the markets in which the Company operates could lead to changes in the pricing, design or underwriting of products that result in these products becoming less attractive to its customers. For example, the Company believes that changes in the reinsurance market that make it more difficult for insurance carriers to obtain reinsurance coverage for life insurance, including certain types of financed life insurance transactions, have caused some insurance carriers to become more conservative in their underwriting, and to change the design and pricing of universal life policies, which may have reduced their attractiveness to customers. Regulatory developments also could affect product design and the attractiveness of certain products. For example, in December 2005, the Office of the General Counsel of the New York Insurance Department issued an opinion on certain financed life insurance transactions that led to changes in the design and demand for financed life insurance products generally. Any developments that reduce the attractiveness of products and services could result in fewer sales of those products and services and adversely affect the Company’s revenue.

Because the revenue the Company’s firms earn on the sale of certain insurance products is based on premiums and commission rates set by insurers, any decreases in these premiums or commission rates could result in revenue decreases for the Company. The decrease in other fees, such as life settlement and registered investment advisory fees, that the Company’s firms earn may also impact the Company’s revenue.

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

NFP cannot predict the timing or extent of future changes in commission rates, premiums or life settlement and investment advisory fees. As a result, NFP cannot predict the effect that any of these changes will have on the Company’s operations. These changes may result in revenue decreases for the Company, which may adversely affect results of operations for the periods in which they occur.

While the Company does not believe it has experienced any significant revenue reductions in the aggregate in its business to date due to the following occurrences, the Company is aware of several instances in the last three years of insurance underwriters reducing commission payments on certain life insurance and employee benefits products.

The elimination or modification of compensation arrangements, including contingent compensation arrangements and the adoption of internal initiatives to enhance compensation transparency, may also result in revenue decreases for the Company.

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

From time to time, the Company is also subject to new laws and regulations and regulatory actions, including investigations. The insurance industry has been subject to a significant level of scrutiny by various regulatory bodies, including state attorneys general and insurance departments, concerning certain practices within the insurance industry. These practices include, without limitation, the receipt of contingent commissions by insurance brokers and agents from insurance companies and the extent to which such compensation has been disclosed, bid rigging and related matters. As a result of these and related matters, including actions taken by the New York Attorney General’s office beginning in April 2004, there have been a number of recent revisions to existing, or proposals to modify or enact new, laws and regulations regarding insurance agents and brokers. These actions have imposed or could impose additional obligations on the Company with respect to the insurance and other financial products the Company markets. In addition, several insurance companies have recently agreed with regulatory authorities to end the payment of contingent commissions on insurance products. A portion of the Company’s earnings is derived from commissions and other payments from manufacturers of financial services products that are based on the volume, persistency and profitability of business generated by the Company. If the Company were required to or chose to end these arrangements or if these arrangements were no longer available to it, the Company’s revenue and results of operations could be adversely affected.

During 2004, several of NFP’s subsidiaries received subpoenas and other informational requests from governmental authorities, including the New York Attorney General’s Office, seeking information regarding compensation arrangements, any evidence of bid rigging and related matters. The Company cooperated and will continue to cooperate fully with all governmental agencies.

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

In June 2007, the National Association of Insurance Commissioners, or NAIC, approved amendments to the NAIC Viatical Settlements Model Act, or the NAIC Model Act. The amended NAIC Model Act, among other things, prohibits the sale of a life insurance policy into the secondary market for five years from the date of issuance, subject to limited exceptions. In addition, in November 2007, the National Conference of Insurance Legislators, or NCOIL, adopted an amended Life Settlements Model Act, or the NCOIL Model Act, which while similar to the NAIC Model Act has significant differences, including limiting the prohibition on the sale of a life insurance policy into the secondary market to two years from the date of issuance. The Company is unable to predict the effect on the life settlement industry the amended model acts would have if approved in their current forms. The amended models generally are serving as templates for new state proposed legislation relating to life settlement transactions and may have the effect of reducing the number of life settlement transactions generally, which may lead to a decrease in the Company’s revenue. To date, approximately 20 states have introduced proposed legislation based on language of model acts. In 2007, management believes approximately 6% to 9% of the Company’s total revenue was derived from fees earned on the settlement of life insurance policies into the secondary market. Should a significant number of states adopt the amended NAIC Model Act or the NCOIL Model Act or other new regulations or practices that could adversely affect the life settlement industry be instituted, the Company’s revenue could be adversely impacted. NFP, however, is unable to quantify the adverse effect any such regulations or practices could have on its revenue and business.

NFP cannot predict the effect of any current or future litigation, regulatory activity or investigations on its business. Given the current regulatory environment and the number of NFP’s subsidiaries operating in local markets throughout the country, it is possible that the Company will become subject to further governmental inquiries and subpoenas and have lawsuits filed against it. Further, if NFP were to be the object of litigation as a result of volatility in NFP’s common stock price or for other reasons, it could result in substantial costs and diversion of management’s attention and resources, which could negatively affect the Company’s financial results. The Company’s involvement in any investigations and lawsuits would cause the Company to incur additional legal and other costs and, if the Company were found to have violated any laws, it could be required to pay fines, damages and other costs, perhaps in material amounts. The Company could also be materially adversely affected by the negative publicity related to these proceedings, and by any new industry-wide regulations or practices that may result from these proceedings.

Legislative, legal, and regulatory developments concerning financial services products the Company provides may negatively affect the Company’s business and financial results. For example, continuing investigations and proceedings regarding late trading and market timing in connection with mutual funds and variable insurance products could result in new industry-wide legislation, rules or regulations that could significantly affect distributors of financial services products such as itself. Similar to certain mutual fund and insurance companies and other broker-dealers, NFPSI has been contacted by FINRA, and requested to provide information relating to market timing and late trading. NFPSI is cooperating with the regulatory authorities. Although NFP is not aware of any systemic problems with respect to market timing and late trading that would have a material adverse effect on its consolidated financial position, NFP cannot predict the course that the existing inquiries and areas of focus may take or the impact that any new laws, rules or regulations may have on the Company’s business and financial results.

The Company’s revenue and earnings may be affected by fluctuations in interest rates, stock prices and general economic conditions.

General economic and market factors, such as changes in interest rates or declines or significant volatility in the securities markets, can affect the Company’s commission and fee income. These factors can affect the volume of new sales and the extent to which clients keep their policies in force year after year or maintain funds in accounts the Company manages. Equity returns and interest rates can have a significant effect on the sale of many employee benefit programs whether they are financed by life insurance or other financial instruments. For example, if interest rates increase, competing products offering higher returns could become more attractive to potential purchasers than the programs and policies the Company markets and distribute. A portion of the Company’s recent sales of life insurance products includes sales of financed life insurance products. If interest rates increase, the availability or attractiveness of such financing may decrease, which may reduce the Company’s new sales of life insurance products. Further, a decrease in stock prices can have a significant effect on the sale of financial services products that are linked to the stock market, such as variable life insurance, variable annuities, mutual funds and managed accounts. In addition, a portion of the Company’s earnings is derived from fees, typically based on a percentage of assets under management, for the Company’s firms offering financial advice and related services to clients. Further, the Company’s firms earn recurring commission revenue on certain products over a period after the initial sale, provided the customer retains the product. These factors may lead customers to surrender or terminate their products, ending this recurring revenue. A portion of the Company’s earnings is derived from commissions and other payments from manufacturers of financial services products that are based on the volume, persistency and profitability of business generated by the Company. If investors were to seek alternatives to the Company’s firms’ financial planning advice and services or to the Company’s firms’ insurance products and services, it could have a negative effect on the Company’s revenue. The Company cannot guarantee that it will be able to compete with alternative products if these market forces make the Company’s firms’ products and services unattractive to clients. Finally, adverse general economic conditions may cause potential customers to defer or forgo the purchase of products that the Company’s firms sell, for example, to invest more defensively or to surrender products to increase personal cash flow. General economic and market factors may also slow the rate of growth, or lead to a decrease in the size, of the high net worth market and the number of small and medium-size corporations.

The price of NFP’s common stock may fluctuate significantly, which could negatively affect the Company and the holders of NFP’s common stock.

The trading price of NFP’s common stock may be volatile in response to a number of factors, including a decrease in insurance premiums and commission rates, actual or anticipated variations in NFP’s quarterly financial results, changes in financial estimates by securities analysts and announcements by competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments. In addition, financial results may be below the expectations of securities analysts and investors. If this were to occur, the market price of NFP’s common stock could decrease, perhaps significantly. Any volatility of or a significant decrease in the market price of NFP’s common stock could also negatively affect our ability to make acquisitions using our common stock as consideration.

In addition, the U.S. securities markets have experienced significant price and volume fluctuations. These fluctuations often have been unrelated to the operating performance of companies in these markets. Broad market and industry factors may negatively affect the price of NFP’s common stock, regardless of NFP’s operating performance.

If the Company is required to write down goodwill and other intangible assets, the Company’s financial condition and results would be negatively affected.

When NFP acquires a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. As of December 31, 2007, goodwill of $610.5 million, net of accumulated amortization of $12.4 million, represented 80% of the Company’s total stockholders’ equity. As of December 31, 2007, other intangible assets, including book of business, management contracts, institutional customer relationships and trade name, of $475.1 million, net of accumulated amortization of $147.0 million, represented 62.3% of NFP’s total stockholders’ equity.

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill and intangible assets deemed to have indefinite lives no longer be amortized but instead be tested for impairment at least annually (or more frequently if impairment indicators arise). Other intangible assets will continue to be amortized over their useful lives. In accordance with SFAS 142, NFP recognized an impairment loss on goodwill and identifiable intangible assets not subject to amortization of $5.5 million, $5.2 million, $3.1 million, $2.4 million and $5.7 million for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, respectively.

On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). In accordance with SFAS 144, long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. NFP recognized an impairment loss on identifiable intangible assets subject to amortization of $2.4 million, $5.6 million, $5.0 million, $2.4 million and $4.2 million for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, respectively.

Under current accounting standards, if NFP determines goodwill or intangible assets are impaired, NFP will be required to write down the value of these assets. Any write-down would have a negative effect on NFP’s stockholders’ equity and financial results.

Failure to comply with or changes in state and federal laws and regulations applicable to the Company could restrict the Company’s ability to conduct its business.

The financial services industry is subject to extensive regulation. The Company’s firms are currently licensed to conduct business in the 50 states, the District of Columbia and Puerto Rico, and are subject to regulation and supervision both federally and in each of these jurisdictions. In general, this regulation is designed to protect clients and other third parties that deal with the Company’s firms and to ensure the integrity of the financial markets, and is not designed to protect NFP’s stockholders. The Company’s firms’ ability to conduct business in the jurisdictions in which they currently operate depends on the Company’s compliance with the rules and regulations promulgated by federal regulatory bodies and the regulatory authorities in each of these jurisdictions. Failure to comply with all necessary regulatory requirements, including the failure to be properly licensed or registered, can subject the Company’s firms to sanctions or penalties. In addition, there can be no assurance that regulators or third parties will not raise material issues with respect to the Company’s firms past or future compliance with applicable regulations or that future regulatory, judicial or legislative changes will not have a material adverse effect on the Company.

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

Although the federal government generally does not directly regulate the insurance business, federal initiatives often and increasingly have an impact on the business in a variety of ways. From time to time, federal measures are proposed which may significantly affect the insurance business, including limitations on antitrust immunity, tax incentives for lifetime annuity payouts and simplification bills affecting tax-advantaged or tax-exempt savings and retirement vehicles. In addition, various forms of direct federal regulation of insurance have been proposed from time and time. These proposals have included “The Federal Insurance Consumer Protection Act of 2003” and “The State Modernization and Regulatory Transparency Act.” The Federal Insurance Consumer Protection Act of 2003 would have established comprehensive and exclusive federal regulation over all “interstate insurers,” including all life insurers selling in more than one state. This proposed legislation was not enacted. The State Modernization and Regulatory Transparency Act would maintain state-based regulation of insurance but would change the way that states regulate certain aspects of the business of insurance including rates, agent and company licensing, and market conduct examinations. This proposed legislation remains pending. NFP cannot predict whether this or other proposals will be adopted, or what impact, if any, such proposals or, if adopted, such laws may have on the Company’s business, financial condition or results of operation.

Several of the Company’s subsidiaries, including NFPSI, are registered broker-dealers. The regulation of broker-dealers is performed, to a large extent, by the SEC and self-regulatory organizations, principally FINRA and the national securities exchanges, such as the NYSE. Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales practices, trading practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure, recordkeeping and the conduct of directors, officers and employees. Violations of applicable laws or regulations can result in the imposition of fines or censures, disciplinary actions, including the revocation of licenses or registrations, and reputational damage. Recently, federal, state and other regulatory authorities have focused on, and continue to devote substantial attention to, the mutual fund and variable annuity industries. It is difficult at this time to predict whether changes resulting from new laws and regulations will affect the industry or the Company’s business and, if so, to what degree.

Providing investment advice to clients is also regulated on both the federal and state level. NFPSI and certain of the Company’s firms are investment advisers registered with the SEC under the Investment Advisers Act, and certain of the Company’s firms are regulated by state securities regulators under applicable state securities laws. Each firm that is a federally registered investment adviser is regulated and subject to examination by the SEC. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including disclosure obligations, recordkeeping and reporting requirements, marketing restrictions and general anti-fraud prohibitions. Each firm that is a state-regulated investment adviser is subject to regulation under the laws of the states in which it provides investment advisory services. Violations of applicable federal or state laws or regulations can result in the imposition of fines or censures, disciplinary actions, including the revocation of licenses or registrations, and reputational damage.

The Company’s revenue and earnings may be more exposed than other financial services firms to the revocation or suspension of the licenses or registrations of the Company’s firms’ principals because the revenue and earnings of many of the Company’s firms are largely dependent on the individual production of their respective principals for whom designated successors may not be in place.

The geographic concentration of the Company’s firms could leave the Company vulnerable to an economic downturn or regulatory changes in those areas, resulting in a decrease in the Company’s revenue.

The Company’s firms located in New York produced approximately 9.8%, 10.1%, 9.2%, 12.2% and 13.5% of the Company’s revenue for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, respectively. The Company’s firms located in Florida produced approximately 10.8%, 14.2%, 19.2%, 15.4% and 14.0% of the Company’s revenue for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, respectively. The Company’s firms located in California produced approximately 9.7%, 11.3%, 9.6%, 11.3% and 11.9% of the Company’s revenue for the years ended December 31, 2007, 2006, 2005, 2004 and 2003, respectively.

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

NFP’s success substantially depends on its ability to attract and retain key members of NFP’s senior management team and the principals of the Company’s firms. If the Company were to lose one or more of these key employees or principals, its ability to successfully implement its business plan and the value of NFP’s common stock could be materially adversely affected. Jessica M. Bibliowicz, the chairman of NFP’s board of directors, president and chief executive officer, is particularly important to the Company. Although she has an employment agreement, there can be no assurance that she will serve the term of her employment agreement or renew her employment agreement upon expiration. Other than with respect to Ms. Bibliowicz and many of the principals of the Company’s firms, the Company does not maintain key person life insurance policies.

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

Failure to comply with net capital requirements could subject the Company’s wholly owned broker-dealers to suspension or revocation of their licenses by the SEC or expulsion from FINRA.

The SEC, FINRA and various other regulatory agencies have stringent rules with respect to the maintenance of specific levels of net capital by securities brokerage firms. Failure to maintain the required net capital may subject a firm to suspension or revocation of registration by the SEC and suspension or expulsion from FINRA and other regulatory bodies, which ultimately could prevent NFPSI or the Company’s other broker-dealers from performing as a broker-dealer. Although the Company’s broker-dealers have compliance procedures in place to ensure that the required levels of net capital are maintained, there can be no assurance that the Company’s broker-dealers will remain in compliance with the net capital requirements. In addition, a change in the net capital rules, the imposition of new rules or any unusually large charge against net capital could limit the operations of NFPSI or the Company’s other broker-dealers, which could harm the Company’s business.

The Company’s business, financial condition and results of operations may be negatively affected by errors and omissions claims.

The Company has significant insurance agency, brokerage, intermediary and life settlement operations as well as securities brokerage and investment advisory operations and activities, and is subject to claims and litigation in the ordinary course of business resulting from alleged and actual errors and omissions in placing insurance, effecting life settlement and securities transactions and rendering investment advice. These activities involve substantial amounts of money. Since errors and omissions claims against the Company’s firms may allege the Company’s liability for all or part of the amounts in question, claimants may seek large damage awards. These claims can involve significant defense costs. Errors and omissions could include, for example, failure, whether negligently or intentionally, to place coverage or effect securities transactions on behalf of clients, to provide insurance carriers with complete and accurate information relating to the risks being insured or to appropriately apply funds that the Company holds on a fiduciary basis. It is not always possible to prevent or detect errors and omissions, and the precautions the Company takes may not be effective in all cases.

The Company has errors and omissions insurance coverage to protect it against the risk of liability resulting from alleged and actual errors and omissions by the Company and its firms. Prices for this insurance and the scope and limits of the coverage terms available are dependent on market conditions that are outside of the control of the Company. While the Company endeavors to purchase coverage that is appropriate to its assessment of the Company’s risk, NFP is unable to predict with certainty the frequency, nature or magnitude of claims for direct or consequential damages. Although management does not believe that claims against the Company’s firms, either individually or in the aggregate, will materially affect its business, financial condition or results of operations, there can be no assurance that the Company will successfully dispose of or settle these claims or that insurance coverage will be available or adequate to pay the amounts of any award or settlement.

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

The Company’s firms’ investment advisory and administrative contracts with their clients are generally terminable upon 30 days’ notice. These clients can terminate their relationship with the Company’s firms, reduce the aggregate amount of assets under management or shift their funds to other types of accounts with different rate structures for any of a number of reasons, including investment performance, changes in prevailing interest rates, financial market performance and personal client liquidity needs. Poor performance of the investment products and services that the Company’s firms recommend or sell relative to the performance of other products available in the market or the performance of other investment management firms tends to result in the loss of accounts. The decrease in revenue that could result from such an event could have a material adverse effect on the Company’s business.

The Company’s results of operations could be adversely affected if the Company is unable to facilitate smooth succession planning at its firms.

NFP seeks to acquire firms in which the principals are not ready to retire, but instead will be motivated to grow their firm’s earnings and participate in the growth incentives that the Company offers. However, NFP cannot predict with certainty how long the principals of its firms will continue working. The personal reputation of the principals of the Company’s firms and the relationships they have are crucial to success in the independent distribution channel. Upon retirement of a principal, the business of a firm may be adversely affected if that principal’s successor in the firm’s management is not as successful as the original principal. Although the Company has had few successions to date as a result of NFP’s short operating history, succession will be a larger issue for the Company in the future. The Company will attempt to facilitate smooth transitions but if the Company is not successful, the Company’s results of operations could be adversely affected.

Government regulation relating to the supplemental executive benefits plans the Company designs and implements could negatively affect its financial results.

In the Company’s executive benefits business, the Company has designed and implemented supplemental executive retirement plans that use split dollar life insurance as a funding source. Split dollar life insurance policies are arrangements in which premiums, ownership rights and death benefits are generally split between an employer and an employee. The employer pays either the entire premium or the portion of each year’s premium that at least equals the increase in cash value of the policy. Split dollar life insurance has traditionally been used because of its federal tax advantages. However, in recent years, the IRS has adopted regulations relating to the tax treatment of some types of these life insurance arrangements, including regulations that treat premiums paid by an employer in connection with split dollar life insurance arrangements as compensation or loans for federal income tax purposes. In addition, the Sarbanes-Oxley Act has affected these arrangements. Specifically, the Sarbanes-Oxley Act includes a provision that prohibits most loans from a public company to its directors or executives. Because a split dollar life insurance arrangement between a public company and its directors or executives is viewed as a personal loan, the Company has faced a reduction in sales of split dollar life insurance policies to the Company’s clients that are subject to the Sarbanes-Oxley Act. Moreover, members of Congress have proposed, from time to time, other laws reducing the tax incentive of, or otherwise affecting, these arrangements. As a result, the Company’s supplemental executive retirement plans that use split dollar life insurance have become less attractive to some of the Company’s firms’ customers, which could result in lower revenue to the Company.

The Company’s business is dependent upon information processing systems.

The Company’s ability to provide financial services to clients and to create and maintain comprehensive tracking and reporting of client accounts depends on the Company’s capacity to store, retrieve and process data, manage significant databases and expand and periodically upgrade the Company’s information processing capabilities. As the Company continues to grow, the Company will need to continue to make investments in new and enhanced information systems. Interruption or loss of the Company’s information processing capabilities or adverse consequences from implementing new or enhanced systems could have a material adverse effect on the Company’s business and the value of its common stock. As the Company’s information system providers revise and upgrade their hardware, software and equipment technology, the Company may encounter difficulties in integrating these new technologies into its business. These new revisions and upgrades may not be appropriate for the Company’s business. Further, breaches or infiltration by unauthorized persons of the Company’s network security could cause interruptions in operations and damage to the Company’s reputation. Despite security measures taken, systems may be vulnerable to physical break-ins, viruses or other disruptive problems. If the Company’s systems or facilities were infiltrated and damaged, the Company’s clients could experience data loss, financial loss and significant business interruption. If that were to occur, it could have a material adverse effect on the Company’s business, financial condition and results of operations.

NFP may overestimate management fees advanced to principals and/or certain entities they own, which may negatively affect its financial condition and results.

NFP typically advances management fees monthly to principals and/or certain entities they own. NFP sets each principal’s and/or such entity’s management fee amount after estimating how much operating cash flow the firm that the principal and/or such entity manages will produce. If the firm produces less operating cash flow than what NFP estimated, an overadvance may occur, which may negatively affect the Company’s financial condition and results. Further, since contractually NFP is unable to unilaterally adjust payments to the principals and/or certain entities they own until after a three, six or nine-month calculation period depending on the firms, NFP may not be able to promptly take corrective measures, such as adjusting the monthly management fee lower or requiring the principal and/or such entity to repay the overadvance within a limited time period. In addition, if a principal and/or certain entities they own fail to repay an overadvance in a timely manner and any security NFP receives from the principal and/or such entities for the overadvance is insufficient, the Company’s financial condition and results may be negatively affected, which could negatively affect the Company’s results of operations.

NFPSI relies heavily on Pershing and Fidelity, its clearing firms, and termination of its agreements with the clearing firms could harm its business.

Pursuant to NFPSI’s clearing agreements with Pershing and Fidelity, the clearing firms process all securities brokerage transactions for NFPSI’s account and the accounts of its clients. Services of the clearing firms include billing and credit extension and control, receipt, custody and delivery of securities. NFPSI is dependent on the ability of its clearing firms to process securities transactions in an orderly fashion. Clearing agreements with Pershing and Fidelity may be terminated by either party upon 90 days’ prior written notice. If these agreements were terminated, NFPSI’s ability to process securities transactions on behalf of its clients could be adversely affected.

Changes in the accounting treatment of the convertible senior notes may impact NFP negatively.

In August 2007, the Financial Accounting Standards Board (“FASB”) issued a proposed FASB Staff Position (“FSP”), FSP APB 14-a, to change the accounting treatment for convertible debt instruments that require or permit partial cash settlement upon conversion. The proposed accounting change would require issuers to separate the convertible senior notes into two components: a non-convertible note and a conversion option. If the proposed FSP is issued, approved and requires adoption to existing convertible debt instruments, NFP would recognize interest expense on its convertible debt instruments at its non-convertible debt borrowing rate rather than the stated rate (0.75%). While NFP has not completed its analysis of the FSP, NFP believes it will result in a significant negative impact on operating results, including earnings per share. As proposed, the FSP should not have any impact on cash payments or obligations due under the terms of NFP’s 0.75% convertible senior notes due February 1, 2012, or the convertible senior notes.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s corporate headquarters is located at 787 Seventh Avenue, 11th Floor, New York, NY 10019, where the Company leases approximately 35,200 square feet of space. The Company’s subsidiaries NFPSI and NFPISI lease approximately 79,777 square feet of space in Austin, Texas. Additionally, the Company’s firms lease properties for use as offices throughout the United States. In September 2007, NFP entered into a new lease for its new corporate headquarters. In August 2007, NFP also entered into a sublease agreement for its existing office space at 787 Seventh Avenue for the remaining term of its lease. In 2008 the Company plans to move into its new corporate headquarters located at 340 Madison Avenue, New York, New York where the Company leases approximately 99,485 square feet of space. NFP will occupy two floors as its headquarters and six Company firms will occupy the third floor. The firms will share common spaces and services and NFP will provide centralized support to the firms.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2007.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

NFP’s shares of common stock have been traded on the NYSE under the symbol “NFP” since NFP’s initial public offering in September 2003. Prior to that time, there was no public market for NFP’s common stock.

On January 31, 2008, the last reported sales price of the common stock was $35.98 per share, as reported on the NYSE. As of January 31, 2008, there were 653 common stockholders of record. These figures do not include stockholders with shares held under beneficial ownership in nominee name, which are estimated to be in excess of 23,000.

The following table sets forth the high and low intraday prices of NFP’s common stock for the periods indicated as reported on the NYSE:

2006	High	Low	Dividends
First Quarter	$59.61	$49.08	$0.15
Second Quarter	$58.09	$38.87	$0.15
Third Quarter	$45.63	$34.20	$0.15
Fourth Quarter	$47.87	$37.09	$0.18

2007	High	Low	Dividends
First Quarter	$50.90	$44.89	$0.18
Second Quarter	$49.00	$42.00	$0.18
Third Quarter	$55.41	$45.48	$0.18
Fourth Quarter	$56.75	$42.82	$0.21

On February 15, 2008, NFP’s Board of Directors declared a quarterly cash dividend of $0.21 per share of common stock. The dividend will be payable on April 7, 2008, to stockholders of record at the close of business on March 17, 2008. NFP currently expects to continue to pay quarterly cash dividends on its common stock. The declaration and payment of future dividends to holders of its common stock will be at the discretion of NFP’s Board of Directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements and other factors as the Board of Directors deems relevant.

The information set forth under the caption “Equity Compensation Plan Information” in NFP’s definitive proxy statement for its 2008 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

On January 17, 2007, in connection with a secondary public offering by certain of the Company’s stockholders of approximately 1.9 million shares of common stock, stock options for 349,455 shares were exercised resulting in cash proceeds to the Company of $3.8 million.

On February 5, 2008, NFP’s Board of Directors authorized the repurchase of up to $45 million of NFP’s stock on the open market, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors, including capital availability, acquisition pipeline, share price and market conditions.

Recent Sales of Unregistered Securities

Since January 1, 2007 and through December 31, 2007, NFP has issued the following securities:

NFP has issued 936,195 shares of its common stock with a value of approximately $42.8 million to principals in connection with the acquisition of firms and the buyout of a management agreement. NFP has also issued 461,931 shares of NFP common stock to principals of its firms with a value of approximately $21.2 million in connection with ongoing incentive plans, contingent consideration and other.

Since January 1, 2008 and through February 15, 2008, NFP has issued the following unregistered securities:

NFP has issued or agreed to issue approximately 425,576 shares of its common stock with a value of approximately $15.1 million to principals in connection with the acquisition of firms.

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

Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased under the Plans
January 1, 2007–January 31, 2007	2,300,000	(a)	$46.35	—	—
February 1, 2007–February 28, 2007	1,926	(b)	48.59	—	—
March 1, 2007–March 31, 2007	2,939	(b)	49.36	—	—
April 1, 2007–April 30, 2007	26,313	(c)	47.23	—	—
May 1, 2007–May 31, 2007	—		—	—	—
June 1, 2007–June 30, 2007	—		—	—	—
July 1, 2007–July 31, 2007	—		—	—	—
August 1, 2007–August 31, 2007	—		—	—	—
September 1, 2007–September 30, 2007	—		—	—	—
October 1, 2007–October 31, 2007	6,194	(d)	53.89	—	—
November 1, 2007–November 30, 2007	—		—	—	—
December 1, 2007–December 31, 2007	—		—	—	—

Total	2,337,372		$46.39	—	—

a)	On January 15, 2007, NFP entered into an agreement with Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P (collectively, “Apollo”) to repurchase 2,300,000 shares of common stock from Apollo in a privately negotiated transaction. Apollo sold these shares to NFP at the same price per share as the initial price per share to the public in the January 17, 2007 secondary offering. After completion of the privately negotiated repurchase and the secondary offering, Apollo received the same proceeds per share, net of underwriting discounts, for the shares it sold pursuant to the repurchase and in the secondary offering, on an aggregate basis, as the other selling stockholders received for the shares they sold in the secondary offering. No gain or loss was recorded on this transaction.
b)	4,865 shares were reacquired by NFP relating to the restructuring of two transactions. No gain or loss was recorded on these transactions.
c)	19,218 shares were reacquired by NFP relating to the disposal of two transactions. A net gain of $0.4 million was recorded on these transactions. 7,095 shares were reacquired relating to the satisfaction of a promissory note. No gain or loss was recorded on this transaction.
d)	6,194 shares were reacquired by NFP relating to the satisfaction of a promissory note.

Item 6. Selected Financial Data

You should read the selected consolidated financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and the related notes included elsewhere in this report. The Company derived the following selected financial information as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007 from the Company’s audited consolidated financial statements and the related notes included elsewhere in this report. The Company derived the selected financial information as of December 31, 2005, 2004 and 2003 and for each of the two years in the period ended December 31, 2004 from the Company’s audited consolidated financial statements and the related notes not included elsewhere in this report.

Although NFP was founded in August 1998, the Company commenced operations on January 1, 1999. In each year since the Company commenced operations, the Company has completed a significant number of acquisitions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Acquisitions.” As a result of the Company’s acquisitions, the results in the periods shown below may not be directly comparable.

	For the years ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share amounts)
Statement of Operations Data:
Revenue:
Commissions and fees	$1,194,294	$1,077,113	$891,446	$639,472	$464,426
Cost of services(a):
Commissions and fees	386,460	348,062	247,810	163,781	111,625
Operating expenses(1)	371,610	311,872	259,859	190,192	150,280
Management fees(2)	211,825	217,934	208,613	145,073	94,372

Total cost of services (excludes items shown separately below)	969,895	877,868	716,282	499,046	356,277

Gross margin	224,399	199,245	175,164	140,426	108,149
Corporate and other expenses:
General and administrative(a)	58,495	51,274	45,763	36,849	26,461
Amortization	34,303	27,984	23,709	19,550	16,461
Impairment of goodwill and intangible assets	7,877	10,745	8,057	4,791	9,932
Depreciation	11,010	9,136	7,815	6,658	4,748
Management agreement buyout	13,046	—	—	—	—
(Gain) loss on sale of businesses	(1,864)	34	(6,298)	(145)	1,754

Total corporate and other expenses	122,867	99,173	79,046	67,703	59,356

Income from operations	101,532	100,072	96,118	72,723	48,793
Interest and other income	9,651	8,295	6,426	2,166	1,626
Interest and other expense	(10,529)	(7,006)	(5,531)	(2,782)	(3,580)

Net interest and other	(878)	1,289	895	(616)	(1,954)

Income before income taxes	100,654	101,361	97,013	72,107	46,839
Income tax expense	46,422	43,783	40,831	31,965	23,338

Net income	$54,232	$57,578	$56,182	$40,142	$23,501

Earnings per share—basic	$1.42	$1.52	$1.57	$1.19	$0.81

Earnings per share—diluted	$1.35	$1.43	$1.48	$1.10	$0.74

Weighted average shares outstanding—basic	38,119	37,850	35,679	33,688	29,021
Weighted average shares outstanding—diluted	40,254	40,344	38,036	36,640	31,725
Dividends declared per common share	$0.75	$0.63	$0.51	$0.42	$0.10

(1)	Excludes amortization and depreciation which are shown separately under Corporate and other expenses.
(2)	Excludes management agreement buyout which is shown separately under Corporate and other expenses.

	As of December 31,
	2007		2006		2005		2004		2003
	(in thousands)
Statement of Financial Condition Data:
Cash and cash equivalents	$114,182		$98,206		$105,761		$83,103		$71,244
Intangibles, net	475,149		390,252		340,969		273,207		232,665
Goodwill, net	610,499		466,391		357,353		281,212		218,002
Total assets	1,560,080		1,237,044		1,046,638		826,460		671,555
Borrowings(b)	356,000		83,000		40,000		—		—
Total stockholders’ equity	$763,167		$774,872		$659,685		$546,272		$465,272

	For the years ended December 31,
	2007		2006		2005		2004		2003
Other Data (unaudited):
Internal revenue growth(c)	0.3%		5%		22%		16%		14%
Internal net revenue growth(d)	2.6%		1%		17%		16%		14%
Total NFP-owned firms (at period end)	184		176		160		144		130
Ratio of earnings to combined fixed charges	7.66	x	10.11	x	12.19	x	16.95	x	9.48	x

a)	Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” and SEC Staff Accounting Bulletin No. 107 (collectively “SFAS 123R”) which is a revision of SFAS 123, which superseded APB 25 and amended SFAS No. 95, “Statement of Cash Flows.” The Company adopted the modified prospective transition method provided for under SFAS 123R and, accordingly, has not restated prior year amounts. Under the transition method, compensation expense for 2006 includes compensation expense for all share-based payment awards granted prior to, but not yet vested as of, January 1, 2003, the date of the Company’s adoption of SFAS 123, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Stock-based compensation expense includes an estimate for forfeitures and is recognized over the expected term of the award on a straight-line basis. The Company evaluated the need to record a cumulative effect adjustment related to estimated forfeitures for unvested previously issued awards and the impact was not deemed to be material. NFP measured the fair value for stock options using the Black-Scholes valuation model under SFAS 123 and continued to use this model under SFAS 123R in 2006.

As a result of adopting SFAS 123R NFP recorded, for firm employees, principals and firm activities, a charge to cost of services of $5.2 million for 2007 and $3.2 million for 2006. NFP recorded $7.7 million of such expense for 2007 and $6.0 million for 2006, in corporate and other expenses—general and administrative. Previously all stock-based compensation was included in general and administrative expense as a component of corporate and other expenses. Total stock-based compensation for 2007 was $12.9 million. Total stock-based compensation of $4.5 million in 2005, $1.4 million in 2004, and $0.2 million in 2003 is included in corporate and other expenses—general and administrative to conform to the current period presentation.

b)	NFP’s borrowings consist of $230 million of convertible senior notes that are due by February 1, 2012 and amounts drawn under a bank line that is structured as a revolving credit facility and due on August 22, 2011. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Borrowings.”
c)

As a measure of financial performance, NFP calculates the internal growth rate of the revenue of the Company’s firms. This calculation compares the change in revenue of a comparable group of firms for the same time period in successive years. NFP includes firms in this calculation at the beginning of the first fiscal quarter that begins one year after acquisition by NFP unless a firm has internally consolidated with another owned firm or has made a sub-acquisition that represents more than 25% of the base earnings of the acquiring firm. With respect to two owned firms that internally consolidate, the combined firm is excluded from the calculation from the time of the internal consolidation until the first fiscal quarter that begins one year after acquisition by the Company of the most recently acquired firm participating in the internal consolidation. However, if both firms involved in an internal consolidation are included in the internal growth rate calculation at the time of the internal consolidation, the combined firm continues to be included in the calculation after the internal consolidation. With respect to the sub-acquisitions described above, to the extent the sub-acquired firm does not separately report financial statements to NFP, the acquiring firm is excluded from the calculation from the time of the sub-acquisition until the first fiscal quarter beginning one year following the sub-acquisition. Sub-acquisitions that represent less than 25% of the base earnings of the acquiring firms are considered to be internal growth. For further information about sub-acquisitions, see “Business—Acquisition Strategy—Sub-Acquisitions.” With respect to dispositions, NFP includes these firms up to the time of disposition and excludes these firms for all periods after the disposition. The calculation is adjusted for intercompany transactions for all periods after December 31, 2005. Management believes that the intercompany adjustments made to the internal revenue growth rate for periods after December 31, 2005 does not significantly impact its comparability with prior year periods.

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

Executive Overview

The Company is a leading independent distributor of financial services products primarily to high net worth individuals and growing entrepreneurial companies. Founded in 1998, and commencing operations on January 1, 1999, NFP has grown internally and through acquisitions and, as of December 31, 2007, operates a national distribution network with over 180 owned firms. The Company acquired 25, 23 and 26 firms in 2007, 2006 and 2005, respectively. As a result of new acquisitions and the growth of previously acquired firms, total revenue has grown from $464.4 million in 2003 to nearly $1.2 billion of revenue in 2007, a compound annual growth rate of over 26.6%.

The Company’s firms earn revenue that consists primarily of commissions and fees earned from the sale of financial products and services to their clients. The Company’s firms also incur commissions and fees expense and operating expense in the course of earning revenue. NFP pays management fees to non-employee principals of its firms and/or certain entities they own based on the financial performance of each respective firm. The Company refers to revenue earned by the Company’s firms less the expenses of its firms, including management fees, as gross margin. The Company excludes amortization and depreciation from gross margin. These amounts are separately disclosed as part of Corporate and other expenses. Management uses gross margin as a measure of the performance of the firms that the Company has acquired. Through acquisitions and internal growth, gross margin has grown from $108.1 million in 2003 to $224.4 million in 2007.

The Company’s gross margin is offset by expenses that it incurs at the corporate level, including corporate and other expenses. Corporate and other expenses have grown from $59.4 million in 2003 to $122.9 million in 2007. Corporate and other expenses include general and administrative expenses, which are the operating expenses of NFP’s corporate headquarters and a portion of stock-based compensation. General and administrative expenses have grown from $26.5 million in 2003 to $58.5 million in 2007. General and administrative expenses as a percent of revenue declined from 5.7% in 2003 to 4.9% in 2007. Included in corporate and other expenses in 2007 was the expense incurred due to the buyout of a management agreement in connection with the acquisition of a management company from its former manager for cash, NFP stock and other consideration totaling $13.0 million in 2007.

Many external factors affect the Company’s revenue and profitability, including economic and market conditions, legislative and regulatory developments and competition. Because many of these factors are unpredictable and generally beyond the Company’s control, the Company’s revenue and earnings will fluctuate from year to year and quarter to quarter. The Company’s revenue and net income, particularly in the second half of 2005 and early 2006, benefited from strong sales of financed life insurance products. Management believes that sales of financed life insurance products diminished in the second half of 2006 and through the first half of 2007, which was a significant component in the decline in sales growth from prior periods.

Acquisitions

Under NFP’s typical acquisition structure, NFP acquires 100% of the equity of businesses that distribute financial services products on terms that are relatively standard across its acquisitions. To determine the acquisition price, NFP’s management first estimates the annual operating cash flow of the business to be acquired based on current levels of revenue and expense. For this purpose, management generally defines operating cash flow as cash revenue of the business less cash and non-cash expenses, other than amortization, depreciation and compensation to the business’s owners or individuals who subsequently become principals. Management refers to this estimated annual operating cash flow as “target earnings.” Typically, the acquisition price is a multiple (generally in a range of five to six times) of a portion of the target earnings, which Management refers to as “base earnings.” Under certain circumstances, NFP has paid multiples in excess of six times based on the unique attributes of the transaction that justify the higher value. Base earnings averaged 51% of target earnings for all firms owned at December 31, 2007. In determining base earnings, management focuses on the recurring revenue of the business. Recurring revenue refers to revenue from sales previously made (such as renewal commissions on insurance products, commissions and administrative fees for ongoing benefit plans and mutual fund trail commissions) and fees for assets under management.

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

NFP retains a cumulative preferred position in the base earnings. To the extent earnings of a firm in any year are less than base earnings, in the following year NFP is entitled to receive base earnings together with the prior years’ shortfall before any management fees are paid. In certain recent transactions involving large institutional sellers, NFP has provided minimum guaranteed compensation to certain former employees of the seller who became principals of the acquired business.

Additional purchase consideration is often paid to the former owners based on satisfying specified internal growth thresholds over the three-year period following the acquisition.

Substantially all of the Company’s acquisitions have been paid for with a combination of cash and NFP common stock, valued at its then fair market value at the time of acquisition. NFP requires its principals to take at least 30% of the total acquisition price in NFP common stock. However, in transactions involving institutional sellers, the purchase price typically consists of substantially all cash. Through December 31, 2007, principals have taken on average approximately 35% of the total acquisition price in NFP common stock. The following table shows acquisition activity (including sub-acquisitions) in the following periods:

	For the years ended December 31,
	2007	2006	2005
	(in thousands, except number of acquisitions closed)
Number of acquisitions closed	25	23	26
Consideration:
Cash	$192,106	$97,351	$110,552
Common stock	39,335	47,559	46,089
Other(a)	1,078	470	5,632

	$232,519	$145,380	$162,273

(a)	Represents capitalized costs of the acquisitions.

Although management believes that NFP will continue to have opportunities to complete a similar number of acquisitions as NFP has in the past, there can be no assurance that NFP will be successful in identifying and completing acquisitions: See “Risk Factors—Risks Relating to the Company—The Company may be unsuccessful in acquiring suitable acquisition candidates, which could adversely affect the Company’s growth.” Any change in the Company’s financial condition or in the environment of the markets in which the Company operates could impact its ability to source and complete acquisitions.

Revenue

The Company generates revenue primarily from the following sources:

•

Life insurance commissions and estate planning fees. Insurance and annuity commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. First-year commissions are calculated as a percentage of the first twelve months’ premium on the policy and earned in the year that the policy is originated. In many cases, the Company’s firms receive renewal commissions for a period following the first year. Some of the Company’s firms receive fees for the settlement of life insurance policies. These fees are generally based on a percentage of the settlement proceeds. The Company’s firms also earn fees for developing estate plans. Revenue from life insurance activities also includes amounts received by the Company’s life brokerage entities, including its life settlements brokerage entity, that assists non-affiliated producers with the placement and sale of life insurance.

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

•

Financial planning and investment advisory fees and securities commissions. The Company’s firms earn commissions related to the sale of securities and certain investment-related insurance products, as well as fees for offering financial advice and related services. These fees are based on a percentage of assets under management and are generally paid quarterly. In a few cases, incentive fees are earned based on the performance of the assets under management. Some of the Company’s firms charge flat fees for the development of a financial plan or a flat fee annually for advising clients on asset allocation.

Some of the Company’s firms also earn additional compensation in the form of incentive and marketing support revenue from manufacturers of financial services products, based on the volume, persistency and profitability of business generated by the Company from these three sources. Incentive and marketing support revenue is recognized at the earlier of notification of a payment or when a payment is received, unless there exists historical data or other information which enable management to reasonably estimate the amount earned during the period. These forms of payments are earned both with respect to sales by the Company’s owned firms and sales by NFP’s affiliated third-party distributors.

NFPSI, NFP’s registered broker-dealer and investment adviser, also earns commissions and fees on the transactions effected through it. Most principals of the Company’s firms, as well as many of its affiliated third-party distributors, conduct securities or investment advisory business through NFPSI. Incidental to the corporate and executive benefits services provided to their customers, some of the Company’s firms offer property and casualty insurance brokerage and advisory services. The Company believes these services complement the corporate and executive benefits services provided to the Company’s clients. The Company earns commissions and fees in connection with these services.

Although NFP’s operating history is limited, NFP believes that its firms earn approximately 65% to 70% of their revenue in the first three quarters of the year and approximately 30% to 35% of their revenue in the fourth quarter.

Expenses

The following table sets forth certain expenses as a percentage of revenue for the periods indicated:

	For the years ended December 31,
	2007	2006	2005
Total revenue	100.0%	100.0%	100.0%
Cost of services:
Commissions and fees	32.4%	32.3%	27.8%
Operating expenses (1)	31.1	29.0	29.2
Management fees (2)	17.7	20.2	23.4

Total cost of services (excludes items shown separately below)	81.2%	81.5%	80.4%

Gross margin	18.8%	18.5%	19.6%
Corporate and other expenses:
General and administrative	4.9%	4.8%	5.1%
Amortization	2.9	2.6	2.7
Depreciation	0.9	0.8	0.9
Impairment of goodwill and intangible asset	0.7	1.0	0.9
Management agreement buyout	1.1	—	—
Loss (gain) on sale of businesses	(0.2)	0.0	(0.7)

Total corporate and other expenses	10.3%	9.2%	8.9%

(1)	Excludes amortization and depreciation which are shown separately under Corporate and other expenses.
(2)	Excludes management agreement buyout which is shown separately under Corporate and other expenses.

Cost of services

Commissions and fees. Commissions and fees are typically paid to third-party producers, who are producers that are affiliated with the Company’s firms. Commissions and fees are also paid to non-affiliated producers who utilize the services of one or more of the Company’s life brokerage entities including the Company’s life settlements brokerage entities. Commissions and fees are also paid to non-affiliated producers who provide referrals and specific product expertise to NFP firms. When business is generated solely by a principal, no commission expense is incurred because principals are only paid from a share of the cash flow of the acquired firm through management fees. However, when income is generated by a third-party producer, the producer is generally paid a portion of the commission income, which is reflected as commission expense of the acquired firm. Rather than collecting the full commission and remitting a portion to a third-party producer, a firm may include the third-party producer on the policy application submitted to a carrier. The carrier will, in these instances, directly pay each named producer their respective share of the commissions and fees earned. When this occurs the firm will record only the commissions and fees it receives directly as revenue and have no commission expense. As a result, the NFP firm will have lower revenue and commission expense and a higher gross margin percentage. Gross margin dollars will be the same. The transactions in which a NFP firm is listed as the sole producer and pays commissions to a third-party producer, versus transactions in which the carrier pays each producer directly, will cause NFP’s gross margin percentage to fluctuate without affecting gross margin dollars or earnings. In addition, NFPSI pays commissions to the Company’s affiliated third-party distributors who transact business through NFPSI.

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

Management fees. NFP pays management fees to the principals of its firms and/or certain entities they own based on the financial performance of the firms they manage. NFP typically pays a portion of the management fees monthly in advance. Once NFP receives cumulative preferred earnings (base earnings) from a firm, the principals and/or entity the principals own will earn management fees equal to earnings above base earnings and up to target earnings. An additional management fee is paid in respect of earnings in excess of target earnings based on the ratio of base earnings to target earnings. For example, if base earnings equal 40% of target earnings, NFP receives 40% of earnings in excess of target earnings and the principals and/or the entities they own receive 60%. A majority of the Company’s acquisitions have been completed with a ratio of base earnings to target earnings of 50%. Management fees also include an accrual for certain performance-based incentive amounts payable under NFP’s ongoing incentive plan. Incentive amounts are paid in a combination of cash and NFP common stock. In addition to the incentive award, NFP pays an additional cash incentive equal to 50% of the incentive award elected to be received in NFP common stock. This election is made subsequent to the completion of the incentive period. For firms that began their incentive period prior to January 1, 2005, the principals could elect from 0% to 100% to be paid in NFP common stock. No accrual is made for these additional cash incentives until the related election is made. However, for firms beginning their incentive period on or after January 1, 2005 (with the exception of Highland firms), the principal is required to take a minimum of 30% (maximum 50%) of the incentive award in NFP common stock. The Company accrues on a current basis for these firms the additional cash incentive (50% of the stock portion of the award based upon the principal’s election) on the minimum percentage required to be received in company stock. Management fees are reduced by amounts paid by the principals and/or certain entities they own under the terms of the management agreement for capital expenditures, including sub-acquisitions, in excess of $50,000. These amounts may be paid in full or over a mutually agreeable period of time and are recorded as a “deferred reduction in management fees.” Amounts recorded as a deferred reduction in management fees are amortized as a reduction in management fee expense generally over the useful life of the asset. The ratio of management fees to gross margin before management fees is dependent on the percentage of total earnings of the Company’s firms capitalized by the Company, the performance of the Company’s firms relative to base earnings and target earnings, the growth of earnings of the Company’s firms in the periods after their first three years following acquisition and the earnings of NFPISI, NFPSI and a small number of firms without a principal, from which no management fees are paid. Due to NFP’s cumulative preferred position, if a firm produces earnings below target earnings in a given year, NFP’s share of the firm’s total earnings would be higher for that year. If a firm produces earnings at or above target earnings, NFP’s share of the firm’s total earnings would be equal to the percentage of the earnings capitalized by NFP in the initial transaction, less any percentage due to additional management fees earned under ongoing incentive plans. With the adoption of SFAS 123R, effective January 1, 2006, the Company records share-based payments related to principals in management fees which are included as a component of cost of services. Previously, all shared-based expense components for year end periods prior to December 31, 2006 were recorded under Corporate and other expenses–general and administrative expense.

The following table summarizes the results of operations of NFP’s firms for the periods presented and uses non-GAAP measures. Gross margin before management fees represents the profitability of the Company’s business before principals receive participation in the earnings. Gross margin before management fees as a percentage of total revenue represents the base profitability of the Company divided by the total revenue of the Company’s business. Whether or not a principal participates in the earnings of a firm is dependent on the specific characteristics and performance of that firm. Management fees, as a percentage of gross margin before management fees represents the percentage of earnings that is not retained by the Company as profit, but is paid out to principals.

The Company uses gross margin before management fees and gross margin before management fees as a percentage of total revenue to evaluate how the Company’s business is performing before giving consideration to a principal’s participation in their firm’s earnings. This measure is the one in which the principal is compensated for their direct operating authority and control and on which the Company measures the principal’s performance. Management fees, as a percentage of gross margin before management fees is a measure that management uses to evaluate how much of the Company’s margin and margin growth is being shared with principals. This management fee percentage is a variable, not a fixed, ratio. Management fees, as a percentage of gross margin before management fees will fluctuate based upon the aggregate mix of earnings performance by individual firms. It is based on the percentage of the Company’s earnings that are in excess of target earnings based on the ratio of base earnings to target earnings, the performance relative to NFP’s preferred position in the earnings and the growth of the individual firms and in the aggregate (for further discussion on the Acquisition Model and management fee structure, see “Business—Acquisition Strategy—Acquisition Model”). Management fees will be higher during periods of strong growth due to the increase in incentive accruals. Higher incentive accruals will generally be accompanied by higher firm earnings. Where firm earnings decrease, management fees and management fee percentage will be lower as incentive accruals are either reduced or eliminated. Further, since NFP retains a cumulative preferred interest in firm earnings (“base earnings”) the relative percentage of management fees decreases as firm earnings decline. For firms that do not achieve base earnings, principals earn no management fee. Thus, a principal earns more management fees only when firm earnings grow and, conversely, principals earn less should earnings decline. This structure provides the Company with protection against earnings shortfalls through reduced management fee expense. In this manner the interests of both principals and shareholders remain aligned.

Management uses these non-GAAP measures to evaluate the performance of its firms and the results of the Company’s model. This cannot be effectively illustrated using the corresponding GAAP measures as management fees would be included in these GAAP measures and produce a less meaningful measure for this evaluation. On a firm specific basis the Company uses these measures to help the Company determine where to allocate corporate and other resources to assist firm principals to develop additional sources of revenue and improve their earnings performance. The Company may assist these firms in cross selling, providing new products or services, technology improvements, providing capital for sub-acquisitions or coordinating internal mergers. On a macro level the Company uses these measurements to help it evaluate broad performance of products and services which, in turn, helps shape the Company’s acquisition policy. In recent years the Company has emphasized acquiring businesses with a higher level of recurring revenue, such as benefits businesses, and those which expand its platform capabilities. The Company also may use these measures to help it assess the level of economic ownership to retain in new acquisitions or existing firms. Finally, the Company uses these measures to monitor the effectiveness of its ongoing incentive plan.

Management fees were 48.6% of gross margin before management fees in 2007 compared with 52.2% in 2006 and 54.4% in 2005. As gross margin before management fees as a percentage of total revenue has decreased, the principals’ percentage participation in these earnings have also declined. Although gross margin before management fees has grown each year, the management fee expense has not kept pace, primarily as the Company has increased its retained interest in recent acquisitions and has had a greater share of its earnings contributed by NFPSI and NFPISI for which no management fee expense is incurred.

	For the years ended December 31,
	2007	2006	2005
	(in thousands)
Revenue:
Commissions and fees	$1,194,294	$1,077,113	$891,446
Cost of services:
Commissions and fees(1)	386,460	348,062	247,810
Operating expenses(2)	371,610	311,872	259,859

Gross margin before management fees	436,224	417,179	383,777
Management fees	211,825	217,934	208,613

Gross margin	$224,399	$199,245	$175,164
Gross margin as a percentage of total revenue	18.8%	18.5%	19.6%
Gross margin before management fees as percentage of total revenue	36.5%	38.7%	43.1%
Management fees, as a percentage of gross margin before management fees	48.6%	52.2%	54.4%

(1)	Excludes amortization and depreciation which are shown separately under Corporate and other expenses.
(2)	Excludes management agreement buyout which is shown separately under Corporate and other expenses.

Corporate and other expenses

General and administrative. At the corporate level, the Company incurs general and administrative expense related to the acquisition and administration of its firms. General and administrative expense includes both cash and stock-based compensation, occupancy, professional fees, travel and entertainment, technology, telecommunication, advertising and marketing, internal audit and certain corporate compliance costs. Prior to the adoption of SFAS 123R on January 1, 2006, all stock-based compensation was included in general and administrative expense. Effective January 1, 2006, all stock-based compensation related to firm employees, principals or firm activities has been included in cost of services. Stock-based compensation related to firm employees and firm activities issued prior to the adoption of SFAS 123R totaled approximately $3.2 million and $1.1 million, for the full year 2006 and 2005, respectively. Total stock-based compensation for 2007 was $12.9 million. Total stock-based compensation of $4.5 million in 2005 is included in corporate and other expenses-general and administrative.

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

Impairment of goodwill and intangible assets. The firms the Company acquires may not continue to perform positively after acquisition for various reasons, including legislative or regulatory changes that affect the products in which a firm specializes, the loss of key clients after acquisition, general economic factors that impact a firm in a direct way, the cultural incompatibility of an acquired firm’s management team with the Company and the death or disability of significant principals. In such situations, the Company may take impairment charges in accordance with SFAS No. 142 and SFAS No. 144 and reduce the carrying cost of acquired identifiable intangible assets (including book of business, management contracts, institutional customer relationships and tradename) and goodwill to their respective fair values. Management reviews and evaluates the financial and operating results of the Company’s acquired firms on a firm-by-firm basis throughout the year to assess the recoverability of goodwill and other intangible assets associated with these firms. In assessing the recoverability of goodwill and other intangible assets, management uses historical trends and makes projections regarding the estimated future cash flows and other factors to determine the recoverably of the respective assets. If a firm’s goodwill and other intangible assets do not meet the recoverability test, the firm’s carrying value will be compared to its estimated fair value. The fair value is based upon the amount at which the acquired firm could be bought or sold in a current transaction between NFP and the principals and/or the present value of the assets’ future cash flows. The intangible assets associated with a particular firm may be impaired when the firm has experienced a significant deterioration in its business indicated by an inability to produce at the level of base earnings for a period of more than four consecutive quarters and when the firm does not appear likely to improve its operating results or cash flows in the foreseeable future. Management believes that this is an appropriate time period to evaluate firm performance given the seasonal nature of many firms’ activities.

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

(Gain) loss on sale of businesses. From time to time, NFP has disposed of acquired firms or certain assets of acquired firms. In these dispositions, NFP may realize a gain or loss on the sale of acquired firms or certain assets of acquired firms.

Results of Operations

Through acquisitions and internal growth, the Company has achieved revenue growth of 11%, 21% and 39% in the years ended December 31, 2007, 2006 and 2005, respectively. This growth was driven, in 2007 and 2006, by the Company’s acquisitions and in previous years through a combination of acquisitions and internal growth in the revenue of its acquired firms, augmented by the growth of NFPISI and NFPSI. In 2007, 2006 and 2005, the Company’s firms had an internal revenue growth rate of less than 1%, 5% and 22%, respectively.

As a measure of financial performance, NFP calculates the internal growth rate of the revenue of the Company’s firms. This calculation compares the change in revenue of a comparable group of firms for the same time period in successive years. NFP includes firms in this calculation at the beginning of the first fiscal quarter that begins one year after acquisition by the Company unless a firm has internally consolidated with another owned firm or has made a sub-acquisition that represents more than 25% of the base earnings of the acquiring firm. With respect to two owned firms that internally consolidate, the combined firm is excluded from the calculation from the time of the internal consolidation until the first fiscal quarter that begins one year after acquisition by NFP of the most recently acquired firm participating in the internal consolidation. However, if both firms involved in an internal consolidation are included in the internal growth rate calculation at the time of the internal consolidation, the combined firm continues to be included in the calculation after the internal consolidation. With respect to the sub-acquisitions described above, to the extent the sub-acquired firm does not separately report financial statements to NFP, the acquiring firm is excluded from the calculation from the time of the sub-acquisition until the first fiscal quarter beginning one year following the sub-acquisition. Sub-acquisitions that represent less than 25% of the base earnings of the acquiring firms are considered to be internal growth. For further information about sub-acquisitions, see “Business—Acquisition Strategy—Sub-Acquisitions.” With respect to dispositions, NFP includes these firms up to the time of disposition and excludes these firms for all periods after the disposition. The calculation is adjusted for intercompany transactions for all periods after December 31, 2005. Management believes that the intercompany adjustments made to the internal revenue growth rate for periods after December 31, 2005 does not significantly impact its comparability with prior year periods.

Management also monitors acquired firm revenue, commissions and fees expense and operating expense from new acquisitions as compared with existing firms. For this purpose, a firm is considered to be a new acquisition for the twelve months following the acquisition. After the first twelve months, a firm is considered to be an existing firm. Within any reported period, a firm may be considered to be a new acquisition for part of the period and an existing firm for the remainder of the period. Additionally, NFPSI and NFPISI are considered to be existing firms. A sub-acquisition involves the acquisition by one of the Company’s firms of a business that is too small to qualify for a direct acquisition by NFP, where the individual running the business wishes to exit immediately or soon after the acquisition, prefers to partner with an existing principal, or does not wish to become a principal. The acquisition multiple paid for sub-acquisitions is typically lower than the multiple paid for a direct acquisition by NFP. Sub-acquisitions that do not separately report their results are considered to be part of the firm making the acquisition, and the results of firms disposed of are included in the calculations. The results of operations discussions set forth below include analysis of the relevant line items on this basis.

Year ended December 31, 2007 compared with the year ended December 31, 2006

The following table provides a comparison of the Company’s revenue and expenses for the periods presented.

	For the years ended December 31,
	2007	2006	$ Change	% Change
	(Dollars, in millions)
Statement of Income Data:
Revenue:
Commissions and fees	$1,194.3	$1,077.1	$117.2	10.9%
Cost of services:
Commissions and fees	386.5	348.1	38.4	11.0
Operating expenses(1)	371.6	311.9	59.7	19.1
Management fees(2)	211.8	217.9	(6.1)	(2.8)

Total cost of services (excludes items shown separately below)	969.9	877.9	92.0	10.5

Gross margin	224.4	199.2	25.2	12.7
Corporate and other expenses:
General and administrative	58.6	51.3	7.3	14.2
Amortization	34.3	28.0	6.3	22.5
Depreciation	11.0	9.1	1.9	20.9
Impairment of goodwill and intangible assets	7.9	10.7	(2.8)	(26.2)
Management agreement buyout	13.0	—	13.0	NM
Gain on sale of businesses	(1.9)	—	(1.9)	NM

Total corporate and other expenses	122.9	99.1	23.8	24.0

Income from operations	101.5	100.1	1.4	1.4
Interest and other income	9.7	8.3	1.4	16.9
Interest and other expense	(10.6)	(7.0)	(3.6)	51.4

Net interest and other	(0.9)	1.3	(2.2)	(169.2)

Income before income taxes	100.6	101.4	(0.8)	(0.8)
Income tax expense	46.4	43.8	2.6	5.9

Net income	$54.2	$57.6	$(3.4)	(5.9)%

NM indicates not meaningful.

(1)	Excludes amortization and depreciation which are shown separately under Corporate and other expenses.
(2)	Excludes management agreement buyout which is shown separately under Corporate and other expenses.

Summary

Net income. Net income decreased $3.4 million, or 5.9%, to $54.2 million in 2007 compared with $57.6 million in 2006. The decrease in net income results from NFP’s acquisition of an additional economic interest in one of its existing firms through the acquisition of the principal’s ownership interest in a management company. NFP paid $13 million which was immediately expensed as a settlement of an executory contract in a business combination between parties with a preexisting relationship. Excluding this item, net income increased $4.3 million, or 7.5%, as the increase in gross margin more than offset the increase in corporate and other expense, lower net interest and other and a higher effective tax rate.

Revenue

Commissions and fees. Commissions and fees increased $117.2 million, or 10.9%, to $1,194.3 million in 2007 from $1,077.1 million in 2006. The Company’s revenue growth was derived from both internal growth at existing firms and the acquisition of new firms. Commissions and fees generated from new acquisitions totaled $92.2 million in 2007. Revenue growth at NFPISI and NFPSI contributed more than $50.4 million with $4.8 million added from existing acquired firms, less $30.2 million from firms disposed. Revenue from existing acquired firms resumed their growth during the second half of 2007, as compared with the same period in 2006, after experiencing declining comparisons in the first half of the year. Revenue comparisons early in 2007 were impacted by the decline in sales of premium financed life insurance products in the senior market, which had fueled revenue growth in the first half of 2006, as carriers reassessed their underwriting policies and appetite for these products. The second half of 2007 benefited from improving market conditions and increases in carrier capacity for the sales of insurance products and services. New firms contributed $89.2 million to revenue in 2007.

Cost of services

Commissions and fees. Commissions and fees expense increased $38.4 million, or 11.0%, to $386.5 million in 2007 from $348.1 million in 2006. New acquisitions accounted for an increase of $16.4 million in commissions and fees expense which was in addition to an increase of $22.0 million of expense at the Company’s existing firms. As a percentage of revenue, commissions and fees expense was 32.4% in 2007 compared with 32.3% in 2006. Commissions and fees expense, as a percentage of revenue, remained comparable with the prior year as an increase in the proportion of revenue generated through NFPSI, which has higher payouts, was largely offset by a slight decrease in commission payouts to third-party producers and other non-affiliated firms.

Operating expenses. Operating expenses increased $59.7 million, or 19.1%, to $371.6 million in 2007 compared with $311.9 million in 2006. Approximately $33.7 million of the increase was due to the operating expenses of new acquisitions and approximately $26.0 million was a result of increased operating expenses at the Company’s existing firms. As a percentage of revenue, operating expenses increased to 31.1% in 2007 from 29.0% in 2006. In addition, a larger number of benefit firms among new acquisitions, which typically have higher operating costs as a percentage of revenue than existing firms, are also contributing to the increase in operating expenses. In connection with the Company’s adoption of SFAS 123R, effective January 1, 2006, stock-based compensation to firm employees and related to firm activities have been included in cost of services. Stock-based compensation to firm employees and for firm activities included in operating expenses as a component of cost of services was $4.3 million in 2007 versus $2.7 million in 2006.

Management fees. Management fees decreased $6.1 million, or 2.8%, to $211.8 million in 2007 compared with $217.9 million in 2006. Management fees as a percentage of revenue decreased to 17.7% in 2007 from 20.2% in 2006. Management fees were 48.6% of gross margin before management fees in 2007 compared with 52.2% in 2006. The decrease in management fees, as a percentage of both revenue and gross margin before management fees, reflected the increased earnings contribution from NFPISI and NFPSI for which no management fee expense is incurred. The decrease was also caused by an increase in NFP’s economic interest in its firms due to the purchase of a larger percentage of earnings in recent acquisitions, the disposition of a firm where NFP’s economic interest was small, and the buyout of a principal’s economic interest in one firm. The accrual for ongoing incentive plans was $16.9 million in 2007 as compared to $17.0 million in 2006.

Gross margin. Gross margin increased $25.2 million, or 12.7%, to $224.4 million in 2007 compared with $199.2 million in 2006. As a percentage of revenue, gross margin increased to 18.8% in 2007 compared with 18.5% in 2006. Gross margin grew due to increased revenue while gross margin as a percentage of revenue increased as the decrease in management fees offset increases in commissions and fees and operating expenses.

Corporate and other expenses

General and administrative. General and administrative expenses, which include stock-based compensation, increased $7.3 million, or 14.2%, to $58.6 million in 2007 compared with $51.3 million in 2006. As a percentage of revenue, general and administrative expenses were 4.9% in 2007 compared with 4.8% in 2006. The increase of $7.3 million was largely comprised of a $1.9 million increase in compensation and related costs, $1.6 million in stock-based compensation, $1.2 million in additional rent expense, a $1.0 million reserve established for a note held as part of a prior year disposal, and $1.6 million of other miscellaneous items. The Company has increased its corporate infrastructure over the past two years, particularly in the areas of compliance, human resources, internal audit, accounting and technology, to support organic growth, new acquisitions and meet increased regulatory needs. In September 2007, NFP entered into a lease for its new corporate headquarters and in December 2007, NFP entered into subleases with six of the Company’s firms to consolidate space. Occupancy is scheduled for mid-2008. The Company will continue to incur additional rent expense until it occupies the new space. Stock-based compensation included in general and administrative expenses was $7.7 million and $6.0 million in 2007 and 2006, respectively.

Amortization. Amortization increased $6.3 million, or 22.5%, to $34.3 million in 2007 compared with $28.0 million in 2006. Amortization expense increased as a result of a 20.2% increase in amortizing intangible assets resulting primarily from new acquisitions. As a percentage of revenue, amortization was 2.9% in 2007 compared with 2.6% in 2006.

Depreciation. Depreciation expense increased $1.9 million, or 20.9%, to $11.0 million in 2007 compared with $9.1 million in 2006. The increase in depreciation resulted from an increase in the number of owned firms and capital expenditures at the Company’s existing firms and at the corporate office. As a percentage of revenue, depreciation expense was 0.9% in 2007 and 0.8% in 2006. Depreciation expense attributable to firm operations totaled $6.9 million and $5.5 million in 2007 and 2006, respectively, which has not been included in Cost of services.

Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets decreased $2.8 million to $7.9 million in 2007 compared with $10.7 million in 2006. The impairments were related to four firms in 2007 and six firms in 2006 and resulted in a reduction of the carrying value of the identifiable intangible assets and goodwill associated with these firms to their fair value. As a percentage of revenue, impairment of goodwill and intangible assets was 0.7% in 2007 compared with 1.0% in 2006.

Management agreement buyout. Effective June 30, 2007, NFP acquired an additional economic interest in one of its existing firms through the acquisition of a principal’s ownership interest in a management company. The management company was contracted by NFP to manage and operate one of its wholly-owned subsidiaries. The acquisition of the ownership interest has been treated as a settlement of an executory contract in a business combination between parties in a preexisting relationship in accordance with Emerging Issues Task Force (“EITF”) No. 04-1 “Accounting for Preexisting Relationships between the Parties to a Business Combination.” NFP paid cash, NFP common stock and other consideration totaling $13.0 million which has been reflected in the caption entitled “Management agreement buyout” in the Consolidated Statements of Income.

Gain on sale of businesses. Gain on sale of businesses increased to $1.9 million in 2007 from a loss of less than $0.1 million in 2006. The gain on sale resulted from the disposal of four subsidiaries in 2007 and the disposal of four subsidiaries in 2006.

Interest and other income. Interest and other income increased $1.4 million or 16.9%, to $9.7 million in 2007 compared with $8.3 million in 2006. The increase in interest income was attributable to a 25% increase in average cash balances in 2007 as compared with 2006.

Interest and other expense. Interest and other expense increased $3.6 million, or 51.4%, to $10.6 million in 2007 compared with $7.0 million in 2006. The increase was principally comprised of higher interest expense including $3.0 million in interest and the amortization of debt issuance costs related to the issuance of the convertible senior notes in January 2007 (see “—Liquidity and Capital Resources”) and $0.4 million relating to the termination of a lease during the second quarter.

Income tax expense

Income tax expense. Income tax expense increased $2.6 million, or 5.9%, to $46.4 million in 2007 compared with $43.8 million in 2006. The effective tax rate was 44.8% in 2007 which increases to 46.1% with the inclusion of interest and penalties totaling $1.3 million accrued in accordance with FIN 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”). This compares with an effective tax rate of 43.2% in 2006. The effective tax rate rose in 2007 largely as the result of increased state taxes. State tax expense was higher largely as the result of a shift in the earnings mix and resulting apportionment percentages among the Company’s more than 40 state tax jurisdictions.

Year ended December 31, 2006 compared with the year ended December 31, 2005

The following table provides a comparison of the Company’s revenue and expenses for the periods presented.

	For the years ended December 31,
	2006	2005	$ Change	% Change
	(in millions)
Statement of Income Data:
Revenue:
Commissions and fees	$1,077.1	$891.4	$185.7	20.8%
Cost of services:
Commissions and fees	348.1	247.8	100.3	40.5
Operating expenses(1)	311.9	259.9	52.0	20.0
Management fees	217.9	208.6	9.3	4.5

Total cost of services (excludes items shown separately below)	877.9	716.3	161.6	22.6

Gross margin	199.2	175.1	24.1	13.8
Corporate and other expenses:
General and administrative	51.3	45.7	5.6	12.3
Amortization	28.0	23.7	4.3	18.1
Depreciation	9.1	7.8	1.3	16.7
Impairment of goodwill and intangible assets	10.7	8.1	2.6	32.1
Loss (gain) on sale of businesses	—	(6.3)	6.3	(100.0)

Total corporate and other expenses	99.1	79.0	20.1	25.4

Income from operations	100.1	96.1	4.0	4.2
Interest and other income	8.3	6.4	1.9	29.7
Interest and other expense	(7.0)	(5.5)	(1.5)	27.3

Net interest and other	1.3	0.9	0.4	44.4

Income before income taxes	101.4	97.0	4.4	4.5
Income tax expense	43.8	40.8	3.0	7.4

Net income	$57.6	$56.2	$1.4	2.5%

(1)	Excludes amortization and depreciation shown separately in Corporate and other expenses.

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

Cost of services

Commissions and fees. Commissions and fees expense increased $100.3 million, or 40.5%, to $348.1 million in 2006 from $247.8 million in 2005. Commissions and fees expense from existing firms increased $71.0 million, to $318.8 million in 2006 from $247.8 million in 2005. Commissions and fees expense from new firms in 2006 totaled $29.2 million. As a percentage of revenue, commissions and fees expense increased to 32.3% in 2006 from 27.8% in 2005. The increase in commissions and fees expense was primarily due to increased production with third-party producers and other non-affiliated firms and higher payouts in wholesale entities. In addition, there was an increase in the mix of revenue generated through wholesale operations which have higher payouts.

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

Management fees. Management fees increased $9.3 million, or 4.5%, to $217.9 million in 2006 compared with $208.6 million in 2005. The increase in management fee expenses is due to increased earnings at acquired firms. Management fees as a percentage of revenue decreased to 20.2% in 2006 from 23.4% in 2005. Management fees were 52.2% of gross margin before management fees in 2006 compared with 54.4% in 2005. The decrease in management fees, as a percentage of both revenue and gross margin before management fees, results from higher earnings at NFPISI and NFPSI for which no management fee expense is incurred and additional management fees of $6.1 million incurred in 2005 due to the transition to a single methodology for both calculating and paying management fees partially offset by increased accruals for ongoing incentive plans in 2006. The accrual for ongoing incentive plans was $17.0 million in 2006 as compared to $13.6 million in 2005.

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

Depreciation. Depreciation expense increased $1.3 million, or 16.7%, to $9.1 million in 2006 compared with $7.8 million in 2005. The increase in depreciation resulted from an increase in the number of owned firms and capital expenditures at the Company’s existing firms and at the corporate office. As a percentage of revenue, depreciation expense was 0.8% in 2006 and 0.9% in 2005. Depreciation expense attributable to firm operations totaled $5.5 million and $5.3 million in 2006 and 2005, respectively, which has not been included in Cost of services.

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

Liquidity and Capital Resources

The Company, a leading independent distributor of financial services products, has grown to over 180 owned firms through a unique acquisition and operational structure. The Company has, since its initial public offering in September 2003, supported its acquisition and growth strategy through cash flows generated from operations, borrowings under NFP’s bank credit facility and the issuance of NFP’s convertible senior notes. The performance of its acquired businesses is largely reflected in cash flows from operating activities. Investing activities also include capital expenditures, largely to support the corporate technology infrastructure and those acquired firms engaged in providing third-party administration services or platforms. Financing activities reflect the use of available credit facilities, capital transactions and dividends returned to shareholders. The Company’s cash requirements are principally impacted by the timing of the Company’s acquisitions and NFP uses its bank credit facility to provide for the excess cash needs, which typically occurs earlier in the fiscal year. As acquisitions typically slow in the latter part of the fiscal year, the Company’s cash flow from operations are used to reduce outstanding borrowings. The Company expects this pattern of cash usage to continue in 2008.

A summary of the changes in cash and cash equivalents is as follows (in thousands):

	For the years ended December 31,
	2007	2006	2005
Cash flows provided by (used in):
Operating activities	$108,406	$81,923	$87,223
Investing activities	(217,754)	(120,341)	(113,089)
Financing activities	125,324	30,863	48,524

Net increase (decrease)	15,976	(7,555)	22,658
Cash and cash equivalents—beginning of period	98,206	105,761	83,103

Cash and cash equivalents—end of period	$114,182	$98,206	$105,761

Cash and cash equivalents at December 31, 2007 increased $16.0 million from $98.2 million at December 31, 2006 to $114.2 million at December 31, 2007. The increase was largely due to increased borrowings, including the issuance of $230 million of convertible senior notes in January 2007, to support the increased level of base earnings acquired during the year and the repurchase of common stock from Apollo. In 2007 the Company acquired $34.5 million of base earnings resulting in cash payments of $206.4 million compared with $24.6 million of base earnings resulting in cash payments of $112.1 million in the prior year. Other significant sources of cash flow in 2007 came from operating activities, totaling $108.4 million, and from net borrowings under NFP’s bank line of credit of $43 million. Significant uses of cash in 2007 included $106.6 million for the repurchase of common stock, $27.5 million in dividends paid and $21.9 million as the net cost of the convertible note hedge and warrants issued in conjunction with the convertible senior notes. Cash and cash equivalents at December 31, 2006 declined by $7.6 million from the prior year end principally due to a decrease in cash flows provided by financing activities as fewer stock-based awards were exercised and dividends to shareholders increased. Cash flows provided by operations and used in investing activities were comparable with the prior year. Cash and cash equivalents at December 31, 2005 had increased $22.7 million from December 31, 2004 as the increased cash flows used in investing activities, principally acquisitions, were supported by increased cash flows from financing activities, including borrowings under NFP’s bank credit facility and proceeds received from the exercise of stock-based awards.

During 2007, cash provided by operating activities was $108.4 million resulting primarily from net income and non-cash charges, an increase in accrued and other liabilities, offset by a decrease in accounts and income taxes payable, and an increase in commissions, fees and premiums receivable, net, and cash, cash equivalents and securities purchased under resale agreements in premium trust accounts. During 2006, cash provided by operating activities was $81.9 million resulting primarily from net income and non-cash charges and an increase in accounts payable. The increase was partially offset by an increase in commissions, fees and premiums receivable, net, and a decrease in amounts due to principals and/or certain entities they own due to lower firm earnings in the fourth quarter compared to the prior period. During 2005, cash provided by operating activities was $87.2 million resulting primarily from net income and an increase in due to principals and/or certain entities they own, accounts payable and accrued liabilities. The increase was partially offset by an increase in commissions, fees and premiums receivable, net, notes receivables, net non-current and other non-current assets.

During 2007, 2006, and 2005, cash used in investing activities was $217.8 million, $120.3 million, and $113.1 million, respectively, in each case principally for the acquisition of firms and property and equipment. During 2007, 2006 and 2005, the Company used $206.4 million, $112.1 million, and $113.1 million, respectively, in payments for acquired firms, net of cash acquired, and contingent consideration. In each period, payments for acquired firms represented the largest use of cash in investing activities.

During 2007, 2006 and 2005, cash provided by financing activities was $125.3 million, $30.9 million and $48.5 million, respectively. During 2007, NFP issued convertible senior notes resulting in proceeds to NFP, net of associated costs, of $222.4 million. NFP utilized $106.6 million to repurchase 2.3 million shares of its common stock from Apollo in a privately negotiated transaction. NFP also sold warrants for aggregate proceeds of $34.0 million and purchased a convertible note hedge for $55.9 million for a net cost to NFP of $21.9 million. NFP also received $9.2 million in cash proceeds payable to NFP from the exercise of principal and employee stock options. This $9.2 million included $4.7 million (including tax benefit) from the exercise of 349,455 shares in connection with a secondary public offering in January 2007. During 2006, cash provided by financing activities was primarily the result of net borrowings under NFP’s line of credit of $43.0 million and cash proceeds received from the exercise of stock options, including tax benefit of $10.4 million, offset by approximately $22.6 million in dividend payments. During 2005, cash provided by financing activities was primarily the result of net borrowings under NFP’s line of credit of $40.0 million and cash proceeds received from the exercise of stock options, including tax benefit, of $25.4 million offset by approximately $17.0 million in dividend payments.

Some of the Company’s firms maintain premium trust accounts, which represent payments collected from insureds on behalf of carriers. Funds held in these accounts are invested in cash, cash equivalents and securities purchased under resale agreements overnight. At December 31, 2007 the Company had cash, cash equivalents and securities purchased under resale agreements in premium trust accounts of $80.4 million, an increase of $23.0 million from the balance of $57.4 million. At December 31, 2006, the Company had cash, cash equivalents and securities purchased under resale agreements in premium trust accounts of $57.4 million, an increase of $5.0 million from the balance of $52.4 million at December 31, 2005. Changes in these accounts are the result of timing of payments collected from insureds on behalf of insurance carriers.

Management believes that the Company’s existing cash, cash equivalents, funds generated from its operating activities and funds available under the bank credit facility will provide sufficient sources of liquidity to satisfy its financial needs for the next twelve months. However, if circumstances change, the Company may need to raise debt or additional equity capital in the future.

Borrowings

Credit Facility

On January 16, 2007, NFP entered into an amendment (the “Amendment”) to its $212.5 million credit facility, dated as of August 22, 2006, with various financial institutions party thereto and Bank of America, N.A., as administrative agent. The Amendment, among other things, modified certain covenants to which NFP was subject under the credit agreement and made other changes in contemplation of the issuance by NFP of the convertible senior notes (discussed separately below). Under the Amendment, NFP can incur up to $250 million in aggregate principal amount outstanding in unsecured indebtedness and unsecured subordinated indebtedness subject to certain conditions; previously, NFP could incur $75 million of unsecured subordinated debt. The Amendment also provides that cumulative Restricted Payments (as defined in the Amendment), which include but are not limited to dividends and share repurchases, may not exceed 50% of consolidated net income for the then completed fiscal quarters of the Company commencing with the fiscal quarter ending March 31, 2006 plus $150 million; previously, Restricted Payments could not exceed 50% of consolidated net income for the then completed fiscal quarters of the Company commencing with the fiscal quarter ending March 31, 2006 plus $125 million. In addition, to induce the credit facility lenders to consent to the Amendment, NFP agreed to pay to the administrative agent for the ratable benefit of the credit facility lenders that signed the Amendment an amendment fee equal to 0.05% of the commitments of such lenders. The $212.5 million credit facility replaced NFP’s previous $175 million credit facility and is used primarily to finance acquisitions and fund general corporate purposes.

On May 29, 2007, a new lender was added pursuant to a Lender Joinder Agreement between the administrative agent and the new lender, which increased the $212.5 million credit facility to $225 million. Borrowings under the credit facility bear interest, at NFP’s election, at a rate per annum equal to: (i) at any time when the Company’s Consolidated Leverage Ratio, as defined in the credit facility, is greater than or equal to 2.0 to 1.0, the ABR plus 0.25% per annum or the Eurodollar Rate plus 1.25%, (ii) at any time when the Company’s Consolidated Leverage Ratio is less than 2.0 to 1.0 but greater than or equal to 1.0 to 1.0, the ABR or the Eurodollar Rate plus 1.00% and (iii) at any time when the Company’s Consolidated Leverage Ratio is less than 1.0 to 1.0, the ABR or the Eurodollar Rate plus 0.75%. As used in the credit facility, “ABR” means, for any day, the greater of (i) the federal funds rate in effect on such day plus 0.5% and (ii) the rate of interest in effect as publicly announced by Bank of America as its prime rate.

The credit facility is structured as a revolving credit facility and matures on August 22, 2011. NFP’s obligations under the credit facility are secured by all of its and its subsidiaries’ assets. Up to $35 million of the credit facility is available for the issuance of letters of credit and there is a $10 million sublimit for swingline loans. The credit facility contains various customary restrictive covenants that prohibit the Company from, subject to various exceptions and among other things: (i) incurring additional indebtedness or guarantees, (ii) creating liens or other encumbrances on property or granting negative pledges, (iii) entering into a merger or similar transaction, (iv) selling or transferring certain property, (v) declaring dividends or making other restricted payments and (vi) making investments. In addition, the credit facility contains financial covenants requiring the Company to maintain a minimum interest coverage ratio and a maximum consolidated leverage ratio. As of December 31, 2007, the Company was in compliance with all covenants under the facility.

NFP’s prior credit facility was structured as a revolving credit facility and was due on June 15, 2008 unless NFP elected to convert the credit facility to a term loan, at which time it would have amortized over one year, with a principal payment due on December 15, 2008 and a final maturity of June 15, 2009.

As of December 31, 2007, the combined year-to-date weighted average interest rate for NFP’s credit facility was 6.32%. The weighted average of its previous credit facility in the prior year period was 6.67%.

NFP had outstanding borrowings of $126.0 million under the credit facility at December 31, 2007 and $83.0 million of outstanding borrowings at December 31, 2006. NFP has historically drawn upon its credit facilities primarily to fund its acquisitions which tend to occur more frequently earlier in the year and reduce borrowings during the latter part of the year.

On June 9, 2006 NFP filed a shelf registration statement on Form S-3 with the SEC. The shelf registration statement allows NFP to borrow using various types of debt instruments, such as fixed or floating rate notes, convertible or other indexed notes, as well as to issue preferred and/or common stock. In addition, NFP’s restricted stockholders are permitted to use the shelf to sell shares into the secondary market. In 2007 NFP issued $230 million of convertible senior notes and certain of NFP’s stockholders offered 1,850,105 shares of NFP common stock through a secondary offering under this shelf. In 2006 there were no issuances under the shelf registration statement.

Convertible Senior Notes

In January 2007, NFP issued $230 million (including over-allotment) aggregate principal amount of 0.75% convertible senior notes due February 1, 2012 (as used in this section, the “notes”). The notes are senior unsecured obligations and rank equally with NFP’s existing or future senior debt and senior to any subordinated debt. The notes will be structurally subordinated to all existing or future liabilities of NFP’s subsidiaries and will be effectively subordinated to existing or future secured indebtedness to the extent of the value of the collateral. The notes were used to pay the net cost of the convertible note hedge and warrant transactions, repurchase 2.3 million shares of NFP’s common stock from Apollo and to repay a portion of outstanding amounts of principal and interest under NFP’s credit facility (as discussed herein).

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

In accordance with EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the Company recorded the cost incurred in connection with the convertible note hedge, including the related tax benefit, and the proceeds from the sale of the warrants as adjustments to additional paid-in capital and will not recognize subsequent changes in fair value.

NFP received proceeds from the issuance of the notes, net of underwriting fees and the cost of the convertible note hedge and warrant transactions, of approximately $201.2 million of which $106.6 million was used to repurchase 2.3 million shares of NFP common stock from Apollo in a privately negotiated transaction and $94.6 million was used to pay down balances outstanding under NFP’s credit facility. Apollo received the same proceeds per share, net of underwriting discounts, for the shares it sold pursuant to the repurchase and in the secondary offering, on an aggregate basis, as the other selling stockholders received for the shares they sold in the offering.

Dividends

NFP paid a quarterly cash dividend of $0.18 per share of common stock on January 6, 2007, April 9, 2007, July 6, 2007 and October 9, 2007 and of $0.15 per share of NFP’s common stock on January 6, 2006, April 7, 2006, July 7, 2006 and October 6, 2006. On November 14, 2007, NFP declared a quarterly cash dividend of $0.21 per share of NFP’s common stock that was paid on January 7, 2008 to stockholders of record on December 17, 2007. On February 15, 2008, NFP’s Board of Directors declared a quarterly cash dividend of $0.21 per share of common stock payable on April 7, 2008 to stockholders of record at the close of business on March 17, 2008. The declaration and payment of future dividends to holders of NFP’s common stock will be at the discretion of NFP’s Board of Directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements, and other factors as NFP’s Board of Directors deems relevant. Based on the most recent quarterly dividend declared of $0.21 per share of common stock and the number of shares held by stockholders of record on December 17, 2007, the total annual cash requirement for dividend payments would be approximately $32.7 million.

Notes receivable

The Company encourages succession planning in the management of its firms. See “Business—Operations—Succession Planning.” NFP has financed several purchases of interests in entities owned by principals or applicable management agreements to facilitate succession. This financing is secured by management fees and, in many cases, is secured by other assets.

NFP typically advances management fees monthly to principals and/or certain entities they own for up to nine months while monitoring the performance of the firms to determine if the actual earnings are on track to meet or exceed target earnings. If earnings are not equal to or greater than pro rata target earnings, NFP ceases to pay or reduces the management fee advance. If an overadvance of a management fee exists, the principal and/or such entities are expected to repay the advance within thirty days of the end of the calendar year. If a principal and/or such entities cannot repay the overadvance, NFP has allowed principals and/or such entities to repay the advance over time. In these cases, NFP generally requires the principals and/or such entities to provide it with an interest-bearing note in an amount equal to the overadvance, secured by the principals’ and/or such entities’ shares of NFP’s common stock.

The Company has from time to time disposed of firms. NFP has also agreed, in certain cases, to reduce the levels of base earnings and target earnings in exchange for a payment from the principals of a firm. In these situations, NFP typically takes back a note for a portion of the cost of the disposition or the restructuring to the principal.

As of the following dates, notes receivable were as follows:

	As of December 31,
	2007	2006
	(in thousands)
Notes from principals and/or certain entities they own	$13,904	$10,201
Other notes receivable	7,319	7,287

	21,223	17,488
Less: allowance for uncollectible notes	(2,977)	(2,828)

Total notes receivable, net	$18,246	$14,660

Commitments and Contingencies

Legal matters

In the ordinary course of business, the Company is involved in lawsuits and other claims. Management considers these lawsuits and claims to be without merit and the Company intends to defend them vigorously. In addition, the sellers of firms that the Company acquires typically indemnify the Company for loss or liability resulting from acts or omissions occurring prior to the acquisition, whether or not the sellers were aware of these acts or omissions. Several of the existing lawsuits and claims have triggered these indemnity obligations

During 2004, several of NFP’s subsidiaries received subpoenas and other informational requests from governmental authorities, including the New York Attorney General’s Office, seeking information regarding compensation arrangements, any evidence of bid rigging and related matters. The Company cooperated and will continue to cooperate fully with all governmental agencies.

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

Leases

At December 31, 2007, future minimum rentals for operating leases (which may be subject to escalation clauses) primarily consisted of real estate leases that had initial or uncancelable lease terms in excess of one year and were payable as follows:

	Payments Due By Period
(in thousands)	2008	2009	2010	2011	2012	Thereafter through 2023	Total
Operating lease obligations	$22,774	$25,155	$22,825	$20,503	$18,270	$123,912	$233,439
Less sublease arrangements	(1,764)	(3,024)	(3,024)	(3,024)	(3,024)	(8,577)	(22,437)

Total minimum lease obligations	$21,010	$22,131	$19,801	$17,479	$15,246	$115,335	$211,002

In September 2007, NFP entered into a new lease for its new corporate headquarters and in December 2007, NFP entered into subleases with six of the Company’s firms. In August 2007, NFP also entered into a sublease agreement for its existing office space.

In connection with an acquisition during 2005, the Company remains secondarily liable on three assigned leases. The maximum potential of undiscounted future payments is $1.1 million as of December 31, 2007. Lease option dates vary with some extending to 2011.

Letter of credit

NFP’s $225.0 million credit facility provides for the issuance of letters of credit of up to $35 million on NFP’s behalf, provided that, after giving effect to the letters of credit, NFP’s available borrowing amount is greater than zero. As of December 31, 2007, NFP was contingently obligated for letters of credit in the amount of $1.7 million.

As of December 31, 2006, NFP was contingently obligated for letters of credit under its credit facility in the amount of $1.6 million.

Contingent consideration and contingent firm employee payments

In order to better determine the economic value of the businesses the Company has acquired, the Company has incorporated contingent consideration, or earnout, provisions into the structure of its acquisitions since the beginning of 2001. These arrangements generally provide for the payment of additional consideration to the sellers upon the firm’s satisfaction of certain compounded growth rate thresholds over the three-year period following the closing of the acquisition. In some cases, contingent consideration may be payable after shorter periods. As of December 31, 2007, 47 acquisitions are within their initial three-year contingent consideration measurement period.

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

The minimum contingent payments which could be payable as purchase consideration and employee compensation in each year is zero. The maximum contingent payment which could be payable as purchase consideration and employee compensation based on commitments outstanding as of December 31, 2007 consists of the following:

Schedule of maximum contingent payments

(in thousands)	2008	2009	2010	2011
Purchase consideration	$131,090	$80,066	$109,240	$50,000

Contingent consideration payable for acquisitions consummated in 2004 would generally be payable by the end of 2007. NFP currently anticipates using contingent consideration arrangements in future acquisitions, which would result in an increase in the maximum contingent consideration amount in 2008 and thereafter.

The maximum contingent consideration is generally payable upon a firm achieving a compound annual growth rate of 35%, or higher, in earnings during the first three years following acquisition. The payments of purchase consideration are generally made in cash and NFP common stock (based on the average closing price of NFP common stock for the twenty trading days up to and including the end of the period), in proportions that vary among acquisitions. Contingent firm employee payments are generally payable in cash and recorded as an expense in the year earned.

Contractual Obligations

In January 2007, NFP issued $230 million (including over-allotment) aggregate principal amount of convertible senior notes. The convertible senior notes are senior unsecured obligations and rank equally with NFP’s existing or future senior debt and senior to any subordinated debt. See “—Liquidity and Capital Resources—Borrowings—Convertible Senior Notes” for more information. In September 2007, NFP entered into a new lease for its new corporate headquarters. In August 2007, NFP also entered into a sublease agreement for its existing office space.

The table below shows NFP’s contractual obligations as of December 31, 2007:

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Convertible senior notes	$237,044	$1,725	$5,175	$230,144	$—
Operating lease obligations, net	211,002	21,010	59,411	41,777	88,804

Total contractual obligations	$448,046	$22,735	$64,586	$271,921	$88,804

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

Critical Accounting Policies

Business acquisitions, purchase price allocations and intangible assets

Since the Company’s formation and through December 31, 2007, it has completed 242 acquisition transactions, including 30 sub-acquisitions. All of these acquisitions have been accounted for using the purchase method, and their related net assets and results of operations were included in NFP’s consolidated financial statements commencing on their respective acquisition dates. Certain of the acquisitions have provisions for contingent additional consideration based upon the financial results achieved over a multi-year period. This additional consideration is reflected as an increase in goodwill when results are achieved and the outcome of the contingency is determinable beyond a reasonable doubt.

In connection with NFP’s acquisition of Highland, the Company recognized institutional customer relationships as a new intangible asset during 2005. Institutional customer relationships consist of relationships with institutions such as banks, wire houses, regional broker dealers and CPA networks. The value of the asset is derived from recurring income generated from these institutional customers in place at the time of the acquisition, net of an allocation of expenses and is assumed to decrease over the life of the asset due to attrition of the institutional relationships acquired. Institutional customer relationships was valued at $15.7 million at the time of the acquisition at April 1, 2005 and is being amortized using the straight-line method over an 18-year period.

The Company allocates the excess of purchase price over net assets acquired to book of business, management contracts, institutional customer relationships, trade name and goodwill. The Company amortizes intangibles over a 10-year period for book of business, a 25-year period for management contracts and an 18-year period for institutional customer relationships.

Intangible assets are presented net of accumulated amortization and consist of the following:

	As of December 31,
	2007	2006
	(in thousands)
Book of business	$134,356	$96,279
Management contracts	317,433	270,970
Trade name	10,059	8,829
Institutional customer relationships	13,301	14,174
Goodwill	610,499	466,391

Total intangible assets and goodwill	$1,085,648	$856,643

Amortization expense and impairment loss consisted of the following:

	For the years ended December 31,
	2007	2006	2005
	(in thousands)
Book of business	$19,159	$14,900	$14,010
Management contracts	16,622	17,776	14,045
Trade name	145	96	72
Institutional customer relationships	872	872	654
Goodwill	5,382	5,085	2,984

Total amortization and impairment loss	$42,180	$38,729	$31,765

Impairment of goodwill and other intangible assets

In accordance with SFAS No. 144, long-lived assets, such as purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company generally performs its recoverability test on a quarterly basis for each of its acquired firms that have experienced a significant deterioration in its business indicated principally by an inability to produce at the level of base earnings for the current and preceding four consecutive quarters. Management believes this is an appropriate time period to evaluate firm performance. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted cash flows expected to be generated by the asset and by the eventual disposition of the asset. If the estimated undiscounted cash flows are less than the carrying amount of the underlying asset, an impairment may exist. The Company measures impairments on identifiable intangible assets subject to amortization by comparing a discounted cash flow to the carrying amount of the asset. In the event that the discounted cash flows are less than the carrying amount, an impairment charge will be recognized for the difference in the consolidated statements of income.

In accordance with SFAS No. 142, goodwill and intangible assets not subject to amortization are tested at least annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the intangible asset might be impaired. The Company generally performs its impairment test on a quarterly basis. In connection with its quarterly evaluation, management proactively looks for indicators of impairment. Indicators include, but are not limited to: sustained operating losses or a trend of poor operating performance, loss of key personnel, and an expectation that a reporting unit will be sold or otherwise disposed of. The Company measures impairments of goodwill and intangible assets not subject to amortization by comparing a discounted cash flow to the carrying amount of the asset. In the event that the discounted cash flow is less than the carrying amount, an impairment charge will be recognized for the difference in the consolidated statements of income.

Management uses certain assumptions in its discounted cash flow analysis to determine the asset’s fair value. These assumptions include but are not limited to: the useful life of the asset, the discount rate from a treasury note that most closely matches the useful life of the asset, cash flow trends from prior periods, current-period cash flows, and management’s expectations of future cash flow expectations based on projections or forecasts derived from its understanding of the relevant business prospects, economic or market trends and regulatory or legislative changes which may occur. The Company discounts the expected gross cash flows to be received over the remaining life of the asset.

In accordance with SFAS No. 142, the Company recognized an impairment loss on goodwill and identifiable intangible assets not subject to amortization of $5.5 million, $5.2 million, and $3.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

In accordance with SFAS No. 144, the Company recognized an impairment loss on identifiable intangible assets subject to amortization of $2.4 million, $5.6 million and $5.0 million for the years ended as of December 31, 2007, 2006 and 2005, respectively.

In most cases, the impaired assets were the result of management adjusting downward the projected future cash flows previously expected to be received over the remaining life of the asset. In addition, management may re-evaluate and reduce the asset’s useful life. Future cash flow projections, forecasts, and the assets’ useful lives are evaluated each quarter and may be modified based on certain facts and circumstances that come to management’s attention, including, but not limited to: legislation impacting a particular product or service, loss of key personnel, inability to implement a business strategy, poor performance of investment products and/or services, the inability to facilitate succession planning, and levels of recurring income.

The method to compute the amount of impairment incorporates quantitative data and qualitative criteria including new information that can dramatically change the decision about the valuation of an intangible asset in a very short period of time. The timing and amount of realized losses reported in earnings could vary if management’s conclusions were different.

Future events could cause the Company to conclude that impairment indicators exist and that its remaining goodwill and other intangibles are impaired. Any resulting impairment loss could have a material adverse effect on the Company’s reported financial position and results of operations for any particular quarterly or annual period.

Revenue recognition

Insurance and annuity commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. First-year commissions are calculated as a percentage of the first twelve months’ premium on the policy and earned in the year that the policy is originated. In many cases, the Company receives renewal commissions for a period following the first year, if the policy remains in force. Certain of the Company’s firms also receive fees for the settlement of life insurance policies. These fees are generally based on a percentage of the settlement proceeds received by their clients, and recognized as revenue when the policy is transferred and the rescission period has ended. The Company also earns commissions on the sale of insurance policies written for benefit programs. The commissions are paid each year as long as the client continues to use the product and maintain its broker of record relationship with the Company. The Company also earns fees for the development and implementation of corporate and executive benefit programs as well as fees for the duration that these programs are administered. Asset-based fees are also earned for administrative services or consulting related to certain benefits plans. Insurance commissions are recognized as revenue when the following criteria are met: (1) the policy application and other carrier delivery requirements are substantially complete, (2) the premium is paid, and (3) the insured party is contractually committed to the purchase of the insurance policy. Carrier delivery requirements may include additional supporting documentation, signed amendments and premium payments. Subsequent to the initial issuance of the insurance policy, premiums are billed directly by carriers. Commissions earned on renewal premiums are generally recognized upon receipt from the carrier, since that is typically when the Company is first notified that such commissions have been earned. The Company carries an allowance for policy cancellations, which approximated $1.2 million at December 31, 2007, 2006 and 2005, respectively, that is periodically evaluated and adjusted as necessary. Miscellaneous commission adjustments are generally recorded as they occur. Contingent commissions are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably estimated prior to receipt of the commission.

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

Stock incentive plans

NFP is authorized under its Amended and Restated 1998, 2000 and 2002 Stock Incentive Plans, and NFP’s Amended and Restated 2000 and 2002 Stock Incentive Plans for Principals and Managers, to grant stock options, stock appreciation rights, restricted stock units, and performance units to officers, employees, principals of its acquired firms and/or certain entities principals own, independent contractors, consultants, non-employee directors and certain advisory board members. Awards granted under the 1998, 2000 and 2002 Stock Incentive Plans are generally subject to a vesting period from 0 to 10 years from the date of grant. Awards granted under the 2000 and 2002 Stock Incentive Plans for Principals and Managers generally vest immediately upon grant.

Effective January 1, 2006, the Company adopted the provisions of SFAS 123R which is a revision of SFAS 123, which superseded APB 25 and amended SFAS No. 95, “Statement of Cash Flows.” The Company adopted the modified prospective transition method provided for under SFAS 123R and, accordingly, has not restated prior year amounts. Under the transition method, compensation expense for 2006 includes compensation expense for all share-based payment awards granted prior to, but not yet vested as of, January 1, 2003, the date of the Company’s adoption of SFAS 123, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Stock-based compensation expense includes an estimate for forfeitures which is recognized over the expected term of the award on a straight-line basis. The Company evaluated the need to record a cumulative effect adjustment relating to estimated forfeitures for unvested previously issued awards and the impact was not deemed to be material.

Effective January 1, 2007, NFP established an Employee Stock Purchase Plan (“ESPP”). The ESPP is designed to encourage the purchase of common stock by NFP’s employees, further aligning interests of employees and stockholders and providing incentive for current employees. Up to 3,500,000 shares of common stock are currently available for issuance under the ESPP. The ESPP enables all regular and part-time employees who have worked with NFP for at least one year to purchase shares of NFP common stock through payroll deductions of any whole dollar amount of a participant’s eligible compensation per pay period, up to an annual maximum of $10,000. The employees’ purchase price is 85% of the lesser of the market price of the common stock on the first business day or the last business day of the quarterly offering period. The Company recognizes compensation expense related to the compensatory nature of the discount given to employees who participate in the ESPP, which totaled $0.4 million for the year ended December 31, 2007.

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

On January 1, 2007, the Company adopted FIN 48, which clarified the accounting for uncertain tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. As a result of adoption, the Company recognized a charge of $7.4 million to the January 1, 2007 retained earnings balance. As of the adoption date, the Company had unrecognized tax benefits of $17.5 million, of which $11 million, if recognized, would affect the effective tax rate. Also, as of the adoption date, the Company had accrued interest and penalties relating to the unrecognized tax benefits of $2.5 million and $0.9 million, respectively. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. During the year ended December 31, 2007, the Company’s liability for unrecognized tax benefits increased by $2.7 million. Estimated interest and penalties related to the underpayment of income taxes and reported in income tax expense totaled $1.3 million in 2007.

As of December 31, 2007, the Company is subject to U.S. federal income tax examinations for the tax years 2004 through 2006, and to various state and local income tax examinations for the tax years 2001 through 2006.

The Company believes that it is reasonably possible that the total amounts of unrecognized tax benefits could significantly decrease within the next twelve months due to the settlement of state income tax audits and expiration of statutes of limitations in various state and local jurisdictions; however, quantification of an estimated range cannot be made at this time.

New Accounting Pronouncements

In 2006, the FASB issued SFAS No. 157, “Fair Value Measurement,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also responds to investors’ requests for expanded information about the extent to which entities measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.

Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts business. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Fair value measurements are required to be separately disclosed by level within the fair value hierarchy.

SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for all interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of SFAS 157 will have, if any, on the disclosures made in the notes to the consolidated financial statements. The Company is also in the process of evaluating the impact of SFAS 157 on the Company’s consolidated financial statements.

In 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115,” which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.

Different measurement attributes have been required under GAAP for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.

SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS 107, “Disclosures about Fair Value of Financial Instruments.”

SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company has elected not to report any financial assets or liabilities at fair value under SFAS 159 on January 1, 2008.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations,” which is a revision of SFAS 141, “Business Combinations.” The primary requirements of SFAS 141R are as follows:

•

Upon initially obtaining control, the acquiring entity in a business combination must recognize 100% of the fair values of the acquired assets, including goodwill, and assumed liabilities, with only limited exceptions even if the acquirer has not acquired 100% of its target. As a consequence, the current step acquisition model will be eliminated.

•

Contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration. The concept of recognizing contingent consideration at a later date when the amount of that consideration is determinable beyond a reasonable doubt, will no longer be applicable.

•	All transaction costs will be expensed as incurred.

SFAS 141R is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. The Company is currently evaluating the impact that the adoption of SFAS 141R will have on its consolidated financial statements and notes thereto.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), which is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related SFAS 141R discussed above. SFAS 160 requires that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interest of the noncontrolling owners separately within the consolidated statement of financial position within equity, but separate from the parent’s equity and separately on the face of the consolidated statement of income. Further, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary should be accounted for consistently and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary should be initially measured at fair value. Management is currently evaluating the effect, if any, of SFAS 160 on the Company’s consolidated financial statements.

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

NFP has a credit facility and cash, cash equivalents and securities purchased under resale agreements in premium trust accounts. Interest income and expense on the preceding items are subject to short-term interest rate risk. The Company’s credit facility, which the Company entered into in August 2006, replaced a previous credit facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Borrowings—Credit Facility.” Based on the weighted average borrowings under NFP’s current and previous credit facilities during the years ended December 31, 2007 and 2006, a 1% change in short-term interest rates would have affected the Company’s income before income taxes by approximately $0.9 million for 2007 and 2006, respectively. Based on the weighted average amount of cash, cash equivalents and securities purchased under resale agreements in premium trust accounts, a 1% change in short-term interest rates would have affected the Company’s income before income taxes by approximately $1.6 million and $1.5 million in both 2007 and 2006, respectively.

The Company does not enter into derivatives or other similar financial instruments for trading or speculative purposes. See also “Risk Factors—Risks Relating to the Company—The Company’s revenue and earnings may be affected by fluctuations in interest rates, stock prices and general economic conditions” and “Risk Factors—Risks Relating to the Company—Because the Company’s firms’ clients can withdraw the assets its firms manage on short notice, poor performance of the investment products and services the Company’s firms recommend or sell may have a material adverse effect on the Company’s business.”

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

Management’s Report on Internal Control Over Financial Reporting

NFP’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of NFP’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (GAAP).

As of December 31, 2007, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2007, is effective.

The Company’s internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the directors of NFP; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on its financial statements.

Management has excluded from its assessment of internal control over financial reporting at December 31, 2007, twenty-five financial services firms acquired in purchase business combinations during 2007. These firms, each of which is wholly-owned and individually insignificant to the consolidated results of the Company, comprised, in aggregate, 6.4% and 18.2% of consolidated total revenue and consolidated total assets, respectively, for the year ended December 31, 2007.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, was audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on pages F-2 and F-3, which expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

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

Item 11. Executive Compensation

The information set forth under the captions “Compensation Discussion and Analysis,” “Compensation Tables and Other Information” and “Director Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information set forth under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Compensation Tables and Other Information—Equity Compensation Plan Information” in the Proxy Statement is incorporated herein by reference.

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

(3) List of Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

3.3	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

4.2	Form of Second Amended and Restated Stockholders Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

4.3	Form of Lock-up Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

4.4a	Indenture, dated as of January 16, 2007, between National Financial Partners Corp. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 22, 2007)

4.4b	First Supplemental Indenture, dated as of January 22, 2007, between National Financial Partners Corp. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 25, 2007)

4.5	Confirmation regarding convertible bond hedge transaction, dated January 17, 2007, between National Financial Partners Corp. and Goldman Sachs Financial Markets, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for period ended March 31, 2007 filed on May 4, 2007)

4.6a	Confirmation regarding issuer warrant transaction, dated January 17, 2007, between National Financial Partners Corp. and Goldman Sachs Financial Markets, L.P. (incorporated by reference to Exhibit 10.2a to the Company’s Quarterly Report on Form 10-Q for period ended March 31, 2007 filed on May 4, 2007)

4.6b	Amendment to the Confirmation regarding issuer warrant transaction, dated January 18, 2007, between National Financial Partners Corp. and Goldman Sachs Financial Markets, L.P. (incorporated by reference to Exhibit 10.2b to the Company’s Quarterly Report on Form 10-Q for period ended March 31, 2007 filed on May 4, 2007)

Exhibit No.	Description
10.1a	Credit Agreement, dated as of August 22, 2006, among National Financial Partners Corp., as Borrower; the several lenders from time to time parties thereto; and Bank of America, N.A., as Administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 22, 2006)

10.1b	Amendment to Credit Agreement, dated as of January 16, 2007, among National Financial Partners Corp.; the financial institutions party thereto and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 19, 2007)

10.2a	Employment Agreement, amended and restated as of February 15, 2005, between National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 18, 2005)

10.2b	Notice of Grant of Restricted Stock Units to Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 18, 2005)

10.2c	Restricted Stock Unit Agreement, dated as of February 16, 2005, between National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 18, 2005)

10.3	Lease, dated August 19, 1993, by and between Prentiss Properties Acquisition Partners and NFP Insurance Services, Inc., as amended (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

10.4	Amendment and Waiver, dated as of November 16, 2006, by National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 20, 2006)

10.4a	Lease, dated as of September 4, 2007, between Broadway 340 Madison Operator LLC and National Financial Partners Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2007)

10.4b	Sublease, dated as of September 4, 2007, between National Financial Partners Corp. and Keefe, Bruyette & Woods, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 5, 2007)

10.4c	First Amendment of Lease, between Broadway 340 Madison Operator LLC and National Financial Partners Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2007)

10.5	Agreement of Lease, dated as of September 9, 2004, and letter agreement thereto, dated as of September 28, 2004, by and among The Equitable Life Assurance Society of the United States and Elas Securities Acquisition Corp., as Landlord, and the Company, as Tenant (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.6	Amended and Restated 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.7	Amended and Restated 2002 Stock Incentive Plan for Principals and Managers (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.8	Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

Exhibit No.	Description
10.9	Amended and Restated 2000 Stock Incentive Plan for Principals and Managers (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.10	Amended and Restated 1998 Stock Incentive Plan for Principals and Managers (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.11a	Form of Notice of Grant of Restricted Stock Units under 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.16a to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.11b	Form of Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.16b to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.12	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on December 12, 2006)

10.13	National Financial Partners Corp. Deferred Compensation Plan for Employees of National Financial Partners, NFP Securities, Inc. and NFP Insurance Services, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 17, 2007)

10.14	National Financial Partners Corp. Change In Control Severance Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for period ended March 31, 2007 filed on May 4, 2007)

10.15	National Financial Partners Corp. Change In Control Severance Plan Participation Schedule of Douglas Hammond (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for period ended March 31, 2007 filed on May 4, 2007)

10.16	National Financial Partners Corp. Change In Control Severance Plan Participation Schedule of Mark Biderman (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for period ended March 31, 2007 filed on May 4, 2007)

10.17	National Financial Partners Corp. Change In Control Severance Plan Participation Schedule of Jeffrey Montgomery (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for period ended March 31, 2007 filed on May 4, 2007)

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

21.1*	Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

23.1a*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL FINANCIAL PARTNERS CORP.

Date: February 19, 2008	By:	/s/ JESSICA M. BIBLIOWICZ
	Name:	Jessica M. Bibliowicz
	Title:	Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JESSICA M. BIBLIOWICZ Jessica M. Bibliowicz	Chairman, President and Chief Executive Officer (Principal executive officer)	February 19, 2008

/s/ MARK C. BIDERMAN Mark C. Biderman	Executive Vice President and Chief Financial Officer (Principal financial officer and principal accounting officer)	February 19, 2008

/s/ STEPHANIE W. ABRAMSON Stephanie W. Abramson	Director	February 19, 2008

/s/ ARTHUR S. AINSBERG Arthur S. Ainsberg	Director	February 19, 2008

/s/ R. BRUCE CALLAHAN R. Bruce Callahan	Director	February 19, 2008

/s/ JOHN A. ELLIOTT John A. Elliott	Director	February 19, 2008

/s/ SHARI LOESSBERG Shari Loessberg	Director	February 19, 2008

/s/ KENNETH C. MLEKUSH Kenneth C. Mlekush	Director	February 19, 2008

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

3.3	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007)

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

4.2	Form of Second Amended and Restated Stockholders Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

4.3	Form of Lock-up Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

4.4a	Indenture, dated as of January 16, 2007, between National Financial Partners Corp. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 22, 2007)

4.4b	First Supplemental Indenture, dated as of January 22, 2007, between National Financial Partners Corp. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 25, 2007)

4.5	Confirmation regarding convertible bond hedge transaction, dated January 17, 2007, between National Financial Partners Corp. and Goldman Sachs Financial Markets, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for period ended March 31, 2007 filed on May 4, 2007)

4.6a	Confirmation regarding issuer warrant transaction, dated January 17, 2007, between National Financial Partners Corp. and Goldman Sachs Financial Markets, L.P. (incorporated by reference to Exhibit 10.2a to the Company’s Quarterly Report on Form 10-Q for period ended March 31, 2007 filed on May 4, 2007)

4.6b	Amendment to the Confirmation regarding issuer warrant transaction, dated January 18, 2007, between National Financial Partners Corp. and Goldman Sachs Financial Markets, L.P. (incorporated by reference to Exhibit 10.2b to the Company’s Quarterly Report on Form 10-Q for period ended March 31, 2007 filed on May 4, 2007)

10.1a	Credit Agreement, dated as of August 22, 2006, among National Financial Partners Corp., as Borrower; the several lenders from time to time parties thereto; and Bank of America, N.A., as Administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 22, 2006)

10.1b	Amendment to Credit Agreement, dated as of January 16, 2007, among National Financial Partners Corp.; the financial institutions party thereto and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 19, 2007)

10.2a	Employment Agreement, amended and restated as of February 15, 2005, between National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 18, 2005)

Exhibit No.	Description
10.2b	Notice of Grant of Restricted Stock Units to Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 18, 2005)

10.2c	Restricted Stock Unit Agreement, dated as of February 16, 2005, between National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 18, 2005)

10.3	Lease, dated August 19, 1993, by and between Prentiss Properties Acquisition Partners and NFP Insurance Services, Inc., as amended (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

10.4	Amendment and Waiver, dated as of November 16, 2006, by National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 20, 2006)

10.4a	Lease, dated as of September 4, 2007, between Broadway 340 Madison Operator LLC and National Financial Partners Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2007)

10.4b	Sublease, dated as of September 4, 2007, between National Financial Partners Corp. and Keefe, Bruyette & Woods, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 5, 2007)

10.4c	First Amendment of Lease, between Broadway 340 Madison Operator LLC and National Financial Partners Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2007)

10.5	Agreement of Lease, dated as of September 9, 2004, and letter agreement thereto, dated as of September 28, 2004, by and among The Equitable Life Assurance Society of the United States and Elas Securities Acquisition Corp., as Landlord, and the Company, as Tenant (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.6	Amended and Restated 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.7	Amended and Restated 2002 Stock Incentive Plan for Principals and Managers (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.8	Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.9	Amended and Restated 2000 Stock Incentive Plan for Principals and Managers (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.10	Amended and Restated 1998 Stock Incentive Plan for Principals and Managers (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.11a	Form of Notice of Grant of Restricted Stock Units under 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.16a to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

Exhibit No.	Description
10.11b	Form of Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.16b to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.12	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on December 12, 2006)

10.13	National Financial Partners Corp. Deferred Compensation Plan for Employees of National Financial Partners, NFP Securities, Inc. and NFP Insurance Services, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 17, 2007)

10.14	National Financial Partners Corp. Change In Control Severance Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for period ended March 31, 2007 filed on May 4, 2007)

10.15	National Financial Partners Corp. Change In Control Severance Plan Participation Schedule of Douglas Hammond (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for period ended March 31, 2007 filed on May 4, 2007)

10.16	National Financial Partners Corp. Change In Control Severance Plan Participation Schedule of Mark Biderman (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for period ended March 31, 2007 filed on May 4, 2007)

10.17	National Financial Partners Corp. Change In Control Severance Plan Participation Schedule of Jeffrey Montgomery (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for period ended March 31, 2007 filed on May 4, 2007)

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

21.1	Subsidiaries of the Registrant

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

23.1a	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

INDEX TO FINANCIAL STATEMENTS

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of National Financial Partners Corp.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of National Financial Partners Corp. and its subsidiaries (the “Company”) at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for uncertain tax positions on January 1, 2007.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded twenty-five financial services subsidiaries (the “firms”) from its assessment of internal control over financial reporting as of December 31, 2007 because the firms were acquired by the Company in purchase business combinations during 2007. We have also excluded the twenty-five firms from our audit of internal control over financial reporting. The firms are wholly-owned subsidiaries whose combined total assets and combined total revenues represent 18.2% and 6.4%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2007.

/s/    PricewaterhouseCoopers LLP

New York, New York

February 19, 2008

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2007 and 2006

(in thousands, except per share amounts)

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$114,182	$98,206
Cash, cash equivalents and securities purchased under resale agreements in premium trust accounts	80,403	57,443
Commissions, fees and premiums receivable, net	151,195	126,035
Due from principals and/or certain entities they own	14,366	10,292
Notes receivable, net	5,658	5,539
Deferred tax assets	17,413	10,429
Other current assets	17,034	13,715

Total current assets	400,251	321,659
Property and equipment, net	31,823	27,749
Deferred tax assets	20,561	17,726
Intangibles, net	475,149	390,252
Goodwill, net	610,499	466,391
Notes receivable, net	12,588	9,121
Other non-current assets	9,209	4,146

Total assets	$1,560,080	$1,237,044

LIABILITIES
Current liabilities:
Premiums payable to insurance carriers	$78,450	$57,581
Borrowings	126,000	83,000
Income taxes payable	2,480	13,521
Due to principals and/or certain entities they own	68,493	64,307
Accounts payable	33,404	36,267
Dividends payable	8,171	6,973
Accrued liabilities	84,360	70,479

Total current liabilities	401,358	332,128
Deferred tax liabilities	116,115	105,163
Convertible senior notes	230,000	—
Other non-current liabilities	49,440	24,881

Total liabilities	796,913	462,172

Commitments and contingencies (Note 4)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value: Authorized 200,000 shares; none issued	—	—
Common stock, $0.10 par value: Authorized 180,000 shares; 42,472 and 40,251 issued and 38,935 and 38,749 outstanding, respectively	4,244	4,019
Additional paid-in capital	780,678	706,512
Retained earnings	119,197	101,281
Treasury stock, 3,500 and 1,438 shares, respectively, at cost	(140,952)	(36,940)

Total stockholders’ equity	763,167	774,872

Total liabilities and stockholders’ equity	$1,560,080	$1,237,044

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

(in thousands, except per share amounts)

	2007	2006	2005
Revenue:
Commissions and fees	$1,194,294	$1,077,113	$891,446
Cost of services:
Commissions and fees	386,460	348,062	247,810
Operating expenses (1)	371,610	311,872	259,859
Management fees (2)	211,825	217,934	208,613

Total cost of services (excludes items shown separately below)	969,895	877,868	716,282

Gross margin	224,399	199,245	175,164
Corporate and other expenses:
General and administrative	58,495	51,274	45,763
Amortization and depreciation	45,313	37,120	31,524
Impairment of goodwill and intangible assets	7,877	10,745	8,057
Management agreement buyout	13,046	—	—
(Gain) loss on sale of businesses	(1,864)	34	(6,298)

Total corporate and other expenses	122,867	99,173	79,046

Income from operations	101,532	100,072	96,118
Interest and other income	9,651	8,295	6,426
Interest and other expense	(10,529)	(7,006)	(5,531)

Net interest and other	(878)	1,289	895

Income before income taxes	100,654	101,361	97,013
Income tax expense	46,422	43,783	40,831

Net income	$54,232	$57,578	$56,182

Earnings per share:
Basic	$1.42	$1.52	$1.57

Diluted	$1.35	$1.43	$1.48

Weighted average shares outstanding:
Basic	38,119	37,850	35,679

Diluted	40,254	40,344	38,036

Dividends declared per share	$0.75	$0.63	$0.51

(1)	Excludes amortization and depreciation which are shown separately under Corporate and other expenses.
(2)	Excludes management agreement buyout which is shown separately under Corporate and other expenses.

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

(in thousands)

	Common shares outstanding	Par value	Additional paid-in capital	Common stock subscribed	Stock subscription receivable	Retained earnings	Treasury stock	Total
Balance at 12/31/04	34,206	$3,530	$533,825	$68	$(68)	$30,000	$(21,083)	$546,272
Common stock issued for acquisitions	1,188	119	45,970	—	—	—	—	46,089
Common stock issued for contingent consideration	197	20	7,086	—	—	—	—	7,106
Common stock issued for incentive payments	117	12	4,356	—	—	—	—	4,368
Shares issued for common stock subscriptions paid	6	—	68	(68)	68	—	—	68
Other common stock issuances	—	—	2,026	—	—	—	—	2,026
Capital contributions	—	—	20	—	—	—	—	20
Common stock repurchased	(332)	—	—	—	—	—	(13,964)	(13,964)
Stock-based awards exercised/lapsed, including tax benefit	1,413	141	25,246	—	—	—	—	25,387
Amortization of unearned stock-based compensation, net of cancellations	—	—	4,505	—	—	—	—	4,505
Cash dividends declared on common stock ($0.51 per share)	—	—	—	—	—	(18,374)	—	(18,374)
Net income	—	—	—	—	—	56,182	—	56,182

Balance at 12/31/05	36,795	$3,822	$623,102	$—	$—	$67,808	$(35,047)	$659,685
Common stock issued for acquisitions	981	98	47,461	—	—	—	—	47,559
Common stock issued for contingent consideration	219	20	10,552	—	—	—	332	10,904
Common stock issued for incentive payments	91	7	4,167	—	—	—	268	4,442
Other common stock issuances	—	—	1,532	—	—	—	—	1,532
Common stock repurchased	(53)	—	—	—	—	—	(2,493)	(2,493)
Stock-based awards exercised/lapsed, including tax benefit	716	72	10,365	—	—	—	—	10,437
Amortization of unearned stock-based compensation, net of cancellations	—	—	9,333	—	—	(113)	—	9,220
Cash dividends declared on common stock ($0.63 per share)	—	—	—	—	—	(23,992)	—	(23,992)
Net income	—	—	—	—	—	57,578	—	57,578

Balance at 12/31/06	38,749	$4,019	$706,512	$—	$—	$101,281	$(36,940)	$774,872
Common stock issued for acquisitions	862	86	39,249	—	—	—	—	39,335
Common stock issued for contingent consideration	390	20	14,906	—	—	—	3,106	18,032
Common stock issued for incentive payments	70	3	2,414	—	—	—	724	3,141
Other common stock issuances	106	10	7,090	—	—	—	22	7,122
Common stock repurchased	(2,304)	—	—	—	—	—	(108,421)	(108,421)
Purchase of call options	—	—	(55,890)	—	—	—	—	(55,890)
Sale of warrants	—	—	34,040	—	—	—	—	34,040
Tax benefit from purchase of call options	—	—	2,716	—	—	—	—	2,716
Stock issued through Employee Stock Purchase Plan	—	—	757	—	—	—	557	1,314
Stock-based awards exercised/lapsed, including tax benefit	1,062	106	15,746	—	—	—	—	15,852
Amortization of unearned stock-based compensation, net of cancellations	—	—	13,138	—	—	(238)	—	12,900
Cash dividends declared on common stock ($0.75 per share)	—	—	—	—	—	(28,692)	—	(28,692)
Impact of adoption of new accounting standard—FIN 48	—	—	—	—	—	(7,386)	—	(7,386)
Net income	—	—	—	—	—	54,232	—	54,232
					—

Balance at 12/31/07	38,935	$4,244	$780,678	$—	$—	$119,197	$(140,952)	$763,167

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2007, 2006 and 2005

(in thousands)

	2007	2006	2005
Cash flow from operating activities:
Net income	$54,232	$57,578	$56,182
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(14,516)	(10,250)	(5,166)
Stock-based compensation	12,900	9,220	4,505
Amortization of intangibles	34,303	27,984	23,708
Depreciation	11,010	9,136	7,816
Impairment of goodwill and intangible assets	7,877	10,745	8,057
(Gain) loss on disposal of businesses	(1,864)	34	(6,298)
Other, net	3,663	—	—
(Increase) decrease in operating assets:
Cash, cash equivalents and securities purchased under resale agreements in premium trust accounts	(6,359)	(2,925)	1,285
Commissions, fees and premiums receivable, net	(13,451)	(14,674)	(48,833)
Due from principals and/or certain entities they own	(4,219)	(3,783)	(580)
Notes receivable, net—current	(1,023)	(2,719)	(1,441)
Other current assets	(746)	(1,809)	4,329
Notes receivable, net—non-current	(3,467)	914	(4,174)
Other non-current assets	1,778	(1,848)	(4,885)
Increase (decrease) in operating liabilities:
Premiums payable to insurance carriers	4,268	417	4,004
Income taxes payable	(7,007)	(545)	(6,974)
Due to principals and/or certain entities they own	2,978	(15,217)	32,785
Accounts payable	(7,053)	12,290	11,374
Accrued liabilities	22,982	2,866	6,938
Other non-current liabilities	12,120	4,509	4,591

Total adjustments	54,174	24,345	31,041

Net cash provided by operating activities	108,406	81,923	87,223

Cash flow from investing activities:
Proceeds from sales of businesses	1,920	2,429	15,567
Purchases of property and equipment, net	(13,308)	(10,622)	(15,547)
Payments for acquired firms, net of cash, and contingent consideration	(206,366)	(112,148)	(113,109)

Net cash used in investing activities	(217,754)	(120,341)	(113,089)

Cash flow from financing activities:
Proceeds from borrowings	204,000	206,000	231,200
Repayments of borrowings	(161,000)	(163,000)	(191,200)
Proceeds from issuance of common stock	—	—	68
Capital contributions	—	—	20
Proceeds from convertible senior notes	230,000	—	—
Convertible senior notes issuance costs	(7,578)	—	—
Proceeds from warrants sold	34,040	—	—
Purchase of call options	(55,890)	—	—
Proceeds from stock-based awards exercised/lapsed, including tax benefit	15,852	10,437	25,387
Payments for treasury stock repurchase	(106,605)	—	—
Dividends paid	(27,495)	(22,574)	(16,951)

Net cash provided by financing activities	125,324	30,863	48,524

Net increase (decrease) in cash and cash equivalents	15,976	(7,555)	22,658
Cash and cash equivalents, beginning of the year	98,206	105,761	83,103

Cash and cash equivalents, end of the year	$114,182	$98,206	$105,761

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$48,571	$50,121	$37,492

Cash paid for interest	$6,657	$5,940	$3,530

Non-cash transactions:
See Note 17

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1—Nature of Operations

National Financial Partners Corp. (“NFP”), a Delaware corporation, was formed on August 27, 1998, but did not commence operations until January 1, 1999. The principal business of NFP and its subsidiaries (the “Company”) is the acquisition and management of operating companies it acquires which form a national distribution network that offers financial services, including life insurance and wealth transfer, corporate and executive benefits and financial planning and investment advisory services to the high net worth and growing entrepreneurial corporate markets. As of December 31, 2007, the Company owned 184 firms.

The Company executes a strategy in acquiring firms which it believes aligns the goals of both the entrepreneur and the Company. Under the Company’s acquisition structure, NFP acquires 100% of the equity of independent financial services products distribution businesses on terms that are relatively standard across the Company’s acquisitions. To determine the acquisition price, NFP first estimates the annual operating cash flow of the business to be acquired based on current levels of revenue and expense. For this purpose, NFP generally defines operating cash flow as cash revenue of the business less cash and non-cash expenses, other than amortization, depreciation and compensation to the business’s owners or individuals who subsequently become principals. NFP refers to this estimated annual operating cash flow as “target earnings.” The acquisition price is a multiple (generally in a range of five to six times) of a portion of the target earnings, referred to as “base earnings.”

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

Note 2—Summary of Significant Accounting Policies

Basis of presentation

The Company’s consolidated financial statements include the accounts of NFP and all of its firms. All material intercompany balances, which do not include the amounts due to or from principals and/or certain entities they own, and transactions have been eliminated.

Revenue recognition

Insurance and annuity commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. First-year commissions are calculated as a percentage of the first twelve months’ premium on the policy and earned in the year that the policy is originated. In many cases, the Company receives renewal commissions for a period following the first year, if the policy remains in force. Some of the Company’s firms also receive fees for the settlement of life insurance policies. These fees are generally based on a percentage of the settlement proceeds received by their clients, and recognized as revenue when the policy is transferred and the rescission period has ended. The Company also earns commissions on the sale of insurance policies written for benefit programs. The commissions are paid each year as long as the client continues to use the product and maintain its broker of record relationship with the Company. The Company also earns fees for the development and implementation of corporate and executive benefit programs as well as fees for the duration that these programs are administered. Asset-based fees are also earned for administrative services

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

or consulting related to certain benefits plans. Insurance commissions are recognized as revenue when the following criteria are met: (1) the policy application and other carrier delivery requirements are substantially complete, (2) the premium is paid, and (3) the insured party is contractually committed to the purchase of the insurance policy. Carrier delivery requirements may include additional supporting documentation, signed amendments and premium payments. Subsequent to the initial issuance of the insurance policy, premiums are billed directly by carriers. Commissions earned on renewal premiums are generally recognized upon receipt from the carrier, since that is typically when the Company is first notified that such commissions have been earned. The Company carries an allowance for policy cancellations, which approximated $1.2 million at December 31, 2007, 2006, and 2005, respectively, that is periodically evaluated and adjusted as necessary. Miscellaneous commission adjustments are generally recorded as they occur. Contingent commissions are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably estimated prior to receipt of the commission.

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

Earnings per share

Basic earnings per share is calculated by dividing the net income available to common stockholders by the weighted average of common shares outstanding during the year. Contingently issuable shares are considered outstanding common shares and included in the computation of basic earnings per share if, as of the date of the computation, all necessary conditions for this issuance have been satisfied.

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The computations of basic and diluted earnings per share are as follows:

	For the years ended December 31,
(in thousands, except per share amounts)	2007	2006	2005
Basic:
Net income	$54,232	$57,578	$56,182

Average shares outstanding	38,119	37,848	35,679
Contingent consideration and incentive payments	—	2	—

Total	38,119	37,850	35,679

Basic earnings per share	$1.42	$1.52	$1.57

Diluted:
Net income	$54,232	$57,578	$56,182

Average shares outstanding	38,119	37,848	35,679
Stock held in escrow and stock subscriptions	37	64	48
Contingent consideration and incentive payments	172	233	47
Stock-based compensation	1,924	2,199	2,262
Other	2	—	—

Total	40,254	40,344	38,036

Diluted earnings per share	$1.35	$1.43	$1.48

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

Net capital

Certain subsidiaries of NFP are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1 of the Securities Exchange Act of 1934, as amended), which requires the maintenance of minimum net capital. As of December 31, 2007, these subsidiaries had aggregate net capital of $24.8 million, which was $19.2 million in excess of aggregate minimum net capital requirements of $5.6 million. These subsidiaries do not carry customer accounts and are not subject to the reserve requirements as stated in SEC Rule 15c3-3.1

Cash and cash equivalents

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

Stock-based compensation

NFP is authorized under the Amended and Restated 1998, 2000 and 2002 Stock Incentive Plans (the “fixed plans”), and the Amended and Restated 2000 and 2002 Stock Incentive Plans for Principals and Managers to grant options, stock appreciation rights, restricted stock, restricted stock units and performance units, to officers, employees, Principals and/or certain entities they own, independent contractors, consultants, non-employee directors and certain advisory board members.

Prior to January 1, 2003, the Company accounted for awards (stock options) issued in connection with those plans under the recognition and measurement provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations. Stock-based employee compensation costs included in net income for periods prior to January 1, 2003 reflect stock options granted under those plans that had an exercise price less than the estimated fair value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of Statement of Financial Standards (“SFAS”) No. 123 “Share-Based Payment,” in accordance with SFAS No. 148, and adopted the prospective method for transition. Awards granted under NFP’s plans vest over periods of up to five years.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” and the Securities and Exchange Commission Staff Accounting Bulletin No. 107 (collectively “SFAS 123R”) which is a revision of SFAS 123, which superseded APB 25 and amended SFAS No. 95, “Statement of Cash Flows.” The Company adopted the modified prospective transition method provided for under SFAS 123R and, accordingly, has not restated prior year amounts. Under the transition method, compensation expense for 2006 includes compensation expense for all share-based payment awards granted prior to, but not yet vested as of January 1, 2003, the date of the Company’s adoption of SFAS 123, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Therefore, the cost related to stock based employee compensation included in the determination of net income for the year ended December 31, 2005 is less than that which would have been recognized if the fair value based method had been applied to all awards since the original effective date of SFAS No. 123. Stock-based compensation expense includes an estimate for forfeitures and is recognized over the expected term of the award on a straight-line basis. The Company evaluated the need to record a cumulative effect adjustment relating to estimated forfeitures for unvested previously issued awards and the impact was not deemed to be material. The Company measured the fair value for stock options using the Black-Scholes valuation model under SFAS 123 and continued to use this model under SFAS 123R.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in that period:

(in thousands, except per share amounts)	For the year ended December 31, 2005

Net income, as reported	$56,182
Add stock-based employee expense included in reported net income, net of tax	15
Deduct total stock-based employee compensation expense determined under fair-value-based method for all awards, net of tax	(470)

Pro forma net income	$55,727

Earnings per share:
Basic—as reported	$1.57

Basic—pro forma	$1.56

Diluted—as reported	$1.48

Diluted—pro forma	$1.47

Refer to Note 12 for further information regarding NFP’s stock incentive plans.

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

Goodwill and other intangible assets

Goodwill represents the excess of costs over the fair value of net assets of businesses acquired. The Company adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” as of January 1,

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment, at least annually, in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.”

In accordance with SFAS No. 144, long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the use of the asset and its eventual disposition. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Goodwill and intangible assets not subject to amortization are tested at least annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the intangible asset might be impaired. The Company generally performs its impairment test on a quarterly basis. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. For the years ended December 31, 2007, 2006 and 2005, the Company recorded impairment losses of $7.9 million, $10.7 million and $8.1 million, respectively, related to goodwill and intangible assets, which is reflected in the consolidated statements of income.

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

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) on January 1, 2007, which clarified the accounting for uncertain tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. As a result of adoption, the Company recognized a charge of $7.4 million to the January 1, 2007 retained earnings balance. As of the adoption date, the Company had unrecognized tax benefits of $17.5 million, of which $11 million, if recognized, would affect the effective tax rate. Also, as of the adoption date, the Company had accrued interest and penalties relating to the unrecognized tax benefits of $2.5 million and $0.9 million, respectively.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	For the year ended December 31, 2007
Unrecognized tax benefits balance at January 1, 2007	$17,497
Gross increases for tax positions of prior years	534
Gross increases for tax positions of current years	2,684
Settlements	(373)
Lapse of statute of limitations	(120)

Unrecognized tax benefits balance at December 31, 2007	$20,222

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Estimated interest and penalties related to the underpayment of income taxes and reported in income tax expense totaled $1.3 million in 2007.

As of December 31, 2007, the Company is subject to U.S. federal income tax examinations for the tax years 2004 through 2006, and to various state and local income tax examinations for the tax years 2001 through 2006.

The Company believes that it is reasonably possible that the total amounts of unrecognized tax benefits could significantly decrease within the next twelve months due to the settlement of state income tax audits and expiration of statutes of limitations in various state and local jurisdictions; however, quantification of an estimated range cannot be made at this time.

Fair value of financial instruments

SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” requires that the Company disclose estimated fair values for its financial instruments. The fair value of notes receivable, commissions, fees and premiums receivable, accounts payable, accrued liabilities, borrowings and other assets are considered to approximate their carrying amount because they are (i) short-term in nature and/or (ii) carry interest rates which are comparable to market based rates.

Recently issued accounting standards

In 2006, the FASB issued SFAS No. 157, “Fair Value Measurement,” which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also responds to investors’ requests for expanded information about the extent to which entities measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances.

Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts business. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. In support of this principle, the standard establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data, for example, the reporting entity’s own data. Fair value measurements are required to be separately disclosed by level within the fair value hierarchy.

SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for all interim periods within those fiscal years. The Company is currently evaluating the impact that the adoption of SFAS 157 will have, if any, on the disclosures made in the notes to the consolidated financial statements. The Company is also in the process of evaluating the impact of SFAS 157 on the Company’s consolidated financial statements.

In 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115,” which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Different measurement attributes have been required under GAAP for different assets and liabilities that can create artificial volatility in earnings. SFAS 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.

SFAS 159 requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS 159 also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. SFAS 159 does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS 107, “Disclosures about Fair Value of Financial Instruments.”

SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company has elected not to report any financial assets or liabilities at fair value under SFAS 159 on January 1, 2008.

Business Combinations

In December 2007, the FASB issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations,” which is a revision of SFAS 141, “Business Combinations.” The primary requirements of SFAS 141R are as follows:

•

Upon initially obtaining control, the acquiring entity in a business combination must recognize 100% of the fair values of the acquired assets, including goodwill, and assumed liabilities, with only limited exceptions even if the acquirer has not acquired 100% of its target. As a consequence, the current step acquisition model will be eliminated.

•

Contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration. The concept of recognizing contingent consideration at a later date when the amount of that consideration is determinable beyond a reasonable doubt, will no longer be applicable.

•	All transaction costs will be expensed as incurred.

SFAS 141R is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. The Company is currently evaluating the impact that the adoption of SFAS 141R will have on its consolidated financial statements and notes thereto.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), which is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related SFAS 141R discussed above. SFAS 160 requires that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interest of the noncontrolling owners separately within the consolidated statement of financial position within equity, but separate from the parent’s equity and separately on the face of the consolidated statement of income. Further, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary should be accounted for consistently and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary should be initially measured at fair value. Management is currently evaluating the effect, if any, of SFAS 160 on the Company’s consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 3—Property and Equipment

The following is a summary of property and equipment:

	For the years ended December 31,
(in thousands)	2007	2006
Furniture and fixtures	$11,956	$11,052
Computers and software	42,911	34,846
Office equipment	4,802	4,693
Leasehold improvements	14,596	12,349
Other	298	415

	74,563	63,355
Less: Accumulated depreciation and amortization	(42,740)	(35,606)

	$31,823	$27,749

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $11.0 million, $9.1 million and $7.8 million, respectively. Depreciation expense for acquired firms totaled $6.9 million, $5.5 million and $5.3 million for the years ended December 31, 2007, 2006 and 2005, respectively. These amounts have been included in a separate line item within Corporate and other expenses and have been excluded from Cost of services.

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Credit risk

NFP Securities, Inc., NFP’s broker-dealer subsidiary (“NFPSI”), clears all of its securities transactions through clearing brokers on a fully disclosed basis. Pursuant to the terms of the agreements between NFPSI and the clearing brokers, the clearing brokers have the right to charge NFPSI for losses that result from a counterparty’s failure to fulfill its contractual obligations. This right applies to all trades executed through its clearing brokers, and therefore NFPSI believes there is no maximum amount assignable to this right. At December 31, 2007 and 2006, NFPSI had not been charged for any losses related to the counterparty’s failure to fulfill contractual rights.

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

The Company maintains its cash in bank depository accounts, which, at times, may exceed federally insured limits. The Company selects depository institutions based, in part, upon management’s review of the financial stability of the institutions. At December 31, 2007 and 2006, a significant portion of cash and cash equivalents were held at a single institution.

The Company has evaluated its exposure to the credit market risks and has concluded that the recent credit market events have not had a significant impact on the Company’s treasury activities and financial statements.

Contingent consideration arrangements

As discussed in Note 2, contingent consideration is recorded when the outcome of the contingency is determinable beyond a reasonable doubt. Contingent consideration paid to the former owners of the firms is considered to be additional purchase consideration. The maximum contingent consideration which could be payable as purchase consideration based on commitments outstanding as of December 31, 2007 consists of the following:

(in thousands)	2008	2009	2010	2011
Purchase consideration	$131,090	$80,066	$109,240	$50,000

Ongoing incentive program

Effective January 1, 2002, NFP established an ongoing incentive plan for principals having completed their contingent consideration period or option incentive plan eligibility. The ongoing incentive plan pays out an increasing proportion of incremental earnings based on growth in earnings above an incentive target. The plan has a three-year measuring period and rewards growth above the prior period’s average earnings or prior incentive target, whichever is higher. However, once a firm reaches cumulative applicable earnings in a three-year period equal to or in excess of the cumulative amount of its original target compounded at 35% over three years, the new incentive target is fixed. If the principal does not receive an option grant, contingent consideration

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

or incentive payment in a prior period, the incentive target remains unchanged. As illustrated by the chart set forth below, the bonus is structured to pay the principal 5% to 40% of NFP’s share of incremental earnings from growth.

Three-year Average Growth Rate	% of NFP’s Share of Growth in Earnings Paid to Principal(s)
Less than 10%	0.0%
10%–14.99%	5.0%
15%–19.99%	20.0%
20%–24.99%	25.0%
25%–29.99%	30.0%
30%–34.99%	35.0%
35%+	40.0%

In addition to the incentive award, NFP pays an additional cash incentive equal to 50% of the incentive award elected to be received in NFP stock. This election is made subsequent to the completion of the incentive period. For firms that began their incentive period prior to January 1, 2005, the principals could elect from 0% to 100% to be paid in NFP common stock. For firms beginning their incentive periods on or after January 1, 2005, (with the exception of Highland firms) the principal is required to take a minimum of 30% (maximum of 50%) of the incentive award in NFP common stock. The number of shares of NFP’s common stock that a principal will receive is determined by dividing the dollar amount of the incentive to be paid in NFP stock by the average of the closing price of NFP stock on the twenty trading days up to and including the last day of the incentive period. This election is made subsequent to the completion of the incentive period. For firms which began their incentive period prior to January 1, 2005, no accrual is made for these additional cash incentives until the related election is made. However, for firms beginning their incentive period on or after January 1, 2005 (with the exception Highland firms), the principal is required to take a minimum of 30% (maximum 50%) of the incentive award in common stock. The Company accrues on a current basis for these firms the additional cash incentive (50% of the stock portion of the award) based upon the principal’s election or the minimum percentage required to be received in company stock. For the year ended December 31, 2007, the maximum additional payment for this cash incentive that could be payable for all firms is approximately $5.0 million.

For the years ended December 31, 2007, 2006 and 2005, the Company recorded ongoing incentive expense of $16.9 million, $17.0 million and $13.7 million, respectively, which is included in management fee expense in the consolidated statements of income.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Leases

The Company rents office space under operating leases with various expiration dates. Future minimum lease commitments under these operating leases as of December 31, 2007 are as follows:

	Payments Due By Period
	2008	2009	2010	2011	2012	Thereafter through 2023	Total
(in thousands)
Operating lease obligations	$22,774	$25,155	$22,825	$20,503	$18,270	$123,912	$233,439
Less sublease arrangements	(1,764)	(3,024)	(3,024)	(3,024)	(3,024)	(8,577)	(22,437)

Total minimum lease obligations	$21,010	$22,131	$19,801	$17,479	$15,246	$115,335	$211,002

In September 2007, NFP entered into a new lease for its new corporate headquarters and expects to occupy this new space in the second quarter of 2008. In August 2007, NFP entered into a sublease agreement for its existing office space which will commence once NFP has completed its relocation.

Rent expense for the years ended December 31, 2007, 2006 and 2005, approximated $27.0 million, $21.4 million and $18.2 million, respectively. In connection with an acquisition during 2005, the Company remains secondarily liable on three assigned leases. The maximum potential of undiscounted future payments is $1.1 million as of December 31, 2007. Lease option dates under which the Company remains liable vary with some extending to 2011.

Letter of credit

NFP’s credit facility, which increased from $212.5 million in 2006 to $225 million in 2007, provides for the issuance of letters of credit of up to $35 million on NFP’s behalf, provided that, after giving effect to the letters of credit, the company’s available borrowing amount is greater than zero. The Company was contingently obligated for letters of credit in the amount of $1.7 million as of December 31, 2007, and $1.6 million as of December 31, 2006.

NFP’s previous $175 million credit facility provided for the issuance of letters of credit on NFP’s behalf, provided that, after giving effect to the letters of credit, the Company’s available borrowing amount was greater than zero. The maximum amount issuable under letters of credit that was permitted by the Company’s previous credit facility was $10 million.

Convertible Senior Notes

In January 2007, NFP issued $230 million (including over-allotment) aggregate principal amount of 0.75% convertible notes due February 1, 2012 (the “notes”). The notes are senior unsecured obligations and rank equally with NFP’s existing or future senior debt and senior to any subordinated debt. The notes will be structurally subordinated to all existing or future liabilities of NFP’s subsidiaries and will be effectively subordinated to existing or future indebtedness to the extent of the value of the collateral.

Total cash obligations under the notes consist of the following:

	For the years ended December 31,
(in thousands)	2008	2009	2010	2011	2012	Total
Convertible senior notes	$1,725	$1,725	$1,725	$1,725	$230,144	$237,044

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 5—Cost of Services: Operating Expenses

Cost of services: operating expenses consist of the following:

	For the years ended December 31,
(in thousands)	2007	2006	2005
Compensation and related	$228,200	$186,171	$152,883
General and administrative	143,410	125,701	106,976

Total	$371,610	$311,872	$259,859

Included in other general and administrative expenses are occupancy costs, professional fees, as well as expenses related to information technology, insurance and client services. With the adoption of SFAS 123R the Company now records share-based payments related to firm employees and firm activities to operating expenses as a component of cost of services. For the years ended December 31, 2007 and 2006 approximately $4.3 million and $2.7 million of expenses, respectively, was recorded related to stock-based compensation associated with firm employees and firm activities within cost of services. Depreciation is excluded from cost of services-operating expenses and included as a separate line item within corporate and other expenses.

Note 6—Corporate General and Administrative Expenses

Corporate general and administrative expenses consist of the following:

	For the years ended December 31,
(in thousands)	2007	2006	2005
Compensation and benefits	$33,517	$29,992	$22,397
Other	24,978	21,282	23,366

Total	$58,495	$51,274	$45,763

Included in other expenses are occupancy costs, professional fees, information technology, insurance and firm services and stock-based compensation. Prior to the adoption of SFAS 123R on January 1, 2006, all stock-based compensation was included in corporate general and administrative expense. With the adoption of SFAS 123R the Company now records share-based payments related to firm employees and firm activities to operating expenses as a component of cost of services. Stock-based compensation related to firm employees and firm activities issued prior to the adoption of SFAS 123R totaled approximately $1.1 million for the full year 2005.

Note 7—Notes Receivable, net

Notes receivable consists of the following:

	For the years ended December 31,
(in thousands)	2007	2006
Notes receivable from Principals and/or certain entities they own	$13,904	$10,201
Other notes receivable	7,319	7,287

	21,223	17,488

Less: allowance for uncollectible notes	(2,977)	(2,828)

Total notes receivable, net	$18,246	$14,660

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Notes receivable bear interest at rates typically between 5% and 10% (with a weighted average of 6.1%) (December 31, 2007), and 5% and 10% (with a weighted average of 6.1%) (December 31, 2006), and mature at various dates between January 1, 2007 and June 1, 2016 (December 31, 2007), and between January 1, 2008 and January 1, 2016 (December 31, 2006). Notes receivable from Principals and/or certain entities they own are taken on a full recourse basis to the Principal and/or such entity.

Note 8—Accrued liabilities

Accrued liabilities consists of the following:

	For the years ended December 31,
(in thousands)	2007	2006
Contingent consideration payable	$3,550	$19,009
Ongoing incentive programs	33,665	24,227
Incentive compensation payable	19,170	15,630
Other	27,975	11,613

Total accrued liabilities	$84,360	$70,479

Note 9—Borrowings

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

On May 29, 2007, a new lender was added pursuant to a Lender Joinder Agreement between the administrative agent and the new lender, which increased the $212.5 million credit facility to $225 million.

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The credit facility is structured as a revolving credit facility and matures on August 22, 2011. NFP’s obligations under the credit facility are secured by all of its and its subsidiaries’ assets. Up to $35 million of the credit facility is available for the issuance of letters of credit and there is a $10 million sublimit for swingline loans. The credit facility contains various customary restrictive covenants that prohibit the Company from, subject to various exceptions and among other things: (i) incurring additional indebtedness or guarantees, (ii) creating liens or other encumbrances on property or granting negative pledges, (iii) entering into a merger or similar transaction, (iv) selling or transferring certain property, (v) declaring dividends or making other restricted payments and (vi) making investments. In addition, the credit facility contains financial covenants requiring the Company to maintain a minimum interest coverage ratio and a maximum consolidated leverage ratio. As of December 31, 2007, NFP was in compliance with all covenants under the facility.

NFP’s prior credit facility was structured as a revolving credit facility and was due on June 15, 2008 unless NFP elected to convert the credit facility to a term loan, at which time it would have amortized over one year, with a principal payment due on December 15, 2008 and a final maturity of June 15, 2009.

As of December 31, 2007, the combined year-to-date weighted average interest rate for NFP’s credit facility was 6.32%. The weighted average of its previous credit facility in the prior year was 6.67%.

NFP had a balance of $126 million outstanding under its credit facility as of December 31, 2007 and a balance of $83 million outstanding under its credit facility as of December 31, 2006.

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

Holders may convert their notes at their option on any day prior to the close of business on the scheduled trading day immediately preceding December 1, 2011 only under the following circumstances: (1) during the five business-day period after any five consecutive trading-day period (the “measurement period”) in which the price per note for each day of that measurement period was less than 98% of the product of the last reported sale price of NFP’s common stock and the conversion rate on each such day; (2) during any calendar quarter (and only during such quarter) after the calendar quarter ended March 31, 2007, if the last reported sale price of NFP’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (3) upon the occurrence of specified corporate events. The notes will be convertible, regardless of the foregoing circumstances, at any time from, and including, December 1, 2011 through the second scheduled trading day immediately preceding the maturity date.

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

On June 9, 2006, NFP filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission. The shelf registration statement allows NFP to borrow using various types of debt instruments, such as fixed or floating rate notes, convertible or other indexed notes, as well as to issue preferred and/or common stock. In addition, NFP’s restricted stockholders are permitted to use the shelf to sell shares into the secondary market. In 2007, NFP issued $230 million of convertible senior notes and certain of NFP’s stockholders offered 1,850,105 shares of NFP common stock through a secondary offering under this shelf. In 2006, there were no issuances under the shelf registration statement.

Note 10—Retirement and Pension Plans

Effective January 1, 2001, NFP established the National Financial Partners Corp. 401(k) Plan (the “Plan”) under Section 401(k) of the Internal Revenue Code. NFP matches employee contributions at a rate of 50%, up to six percent of eligible compensation. Amounts charged to expense relating to the Plan were $4.0 million, $3.8 million and $2.9 million, for the years ended December 31, 2007, 2006 and 2005, respectively.

Certain subsidiaries had established, prior to their acquisition by NFP, 401(k), profit sharing, or self-employment plans covering eligible employees. These plans operate under special transition rules that expire on the last day of the plan year following the plan year in which the acquisition occurred. Total expenses related to the subsidiaries’ plans were not material to the consolidated financial statements.

Note 11—Stockholders’ equity

On January 15, 2007, certain of NFP’s stockholders offered 1,850,105 shares of NFP common stock, par value $0.10, in a registered public offering (the “secondary offering”). In connection with the secondary offering,

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

stock options for 349,455 shares were exercised resulting in cash proceeds payable to the Company of $3.8 million. In addition, the Company received a tax benefit, net of related deferred tax asset, of $0.9 million, which was recorded as an adjustment to additional paid-in capital.

In connection with the secondary offering, NFP entered into an agreement with Apollo to repurchase 2.3 million shares of common stock from Apollo in a privately negotiated transaction. Apollo sold these shares to NFP at the same price per share as the initial price per share to the public in the January 17, 2007 secondary offering. After completion of the privately negotiated repurchase and the secondary offering, Apollo received the same proceeds per share, net of underwriting discounts, for the shares it sold pursuant to the repurchase and in the secondary offering, on an aggregate basis, as the other selling stockholders received for the shares they sold in the secondary offering.

NFP also reacquired 37,372 shares relating to the satisfaction of two promissory notes, the restructuring of two firms and the disposal of two firms.

Also in January 2007, concurrent with the issuance of the convertible senior notes, NFP entered into convertible note hedge and warrant transactions with an affiliate of one of the underwriters for the convertible senior notes. The transactions are expected to reduce the potential dilution to NFP’s common stock upon future conversions of the notes. Under the convertible note hedge, NFP purchased 230,000 call options for an aggregate premium of $55.9 million. Each call option entitles NFP to repurchase an equivalent number of shares issued upon conversion of the convertible notes at the same strike price (initially $55.62 per share), generally subject to the same adjustments. The call options expire on the maturity date of the convertible notes. NFP also sold warrants for an aggregate premium of $34.0 million. The warrants expire ratably over a period of 40 scheduled trading days between May 1, 2012 and June 26, 2012, on which dates, if not previously exercised, the warrants will be treated as automatically exercised if they are in the money. The warrants provide for net-share settlement. The net cost of the convertible note hedge and warrants to the Company was $21.9 million. These transactions were recorded as an adjustment to additional paid-in capital.

On September 6, 2006, in connection with a secondary public offering of approximately 1.6 million shares of common stock by certain of NFP’s stockholders, stock options for 325,915 shares were exercised resulting in cash proceeds to the Company of $3.4 million. In addition, the Company received a tax benefit, net of a related deferred tax asset of $1.6 million, which has been recorded as an adjustment to additional paid-in capital.

There were no additional shares held in escrow for the years ended December 31, 2007 or 2006, respectively.

Note 12—Stock Incentive plans

2002 Stock Incentive Plan and 2002 Stock Incentive Plan for Principals and Managers

NFP has adopted the 2002 Stock Incentive Plan and the 2002 Stock Incentive Plan for Principals and Managers, effective May 15, 2002. Each of these plans was adopted to give NFP a competitive advantage in attracting, retaining and motivating the participants, and to provide incentives linked to the financial results of the businesses of the Company. A maximum of 2,500,000 shares of NFP’s common stock are reserved for issuance under the 2002 Stock Incentive Plan and a maximum of 3,000,000 shares of NFP’s common stock are reserved for issuance under the 2002 Stock Incentive Plan for Principals and Managers, in each case subject to adjustments for stock splits and similar events. Any shares of common stock covered by an award (or portion of an award) that are forfeited or canceled, expires or are settled in cash, will be available for future awards under

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

each of these plans. Under each of these plans, shares that have been issued pursuant to an award will not be available for future awards under the plan unless those shares were subsequently repurchased by NFP at their original purchase price, in which case the shares will be available for future awards under the plan.

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

Stock options granted under these plans may be granted with or without stock appreciation rights and generally will have a term of 10 years. Generally, stock options granted under the 2002 Stock Incentive Plan will be subject to a vesting period from three to five years and stock options granted under the 2002 Stock Incentive Plan for Principals and Managers will be exercisable immediately upon grant. As of December 31, 2007, 2,244,215 shares remain authorized and unissued.

2000 Stock Incentive Plan and 2000 Stock Incentive Plan for Principals and Managers

NFP adopted the 2000 Stock Incentive Plan and the 2000 Stock Incentive Plan for Principals and Managers, effective May 15, 2000. A maximum of 1,600,000 shares of NFP’s common stock is reserved for issuance under each plan, subject to adjustments for stock splits and similar events. All other terms and conditions are substantially similar to those of the 2002 Stock Incentive Plan and 2002 Stock Incentive Plan for Principals and Managers described above. As of December 31, 2007, 182,648 shares remain authorized and unissued.

1998 Stock Incentive Plan

NFP adopted the 1998 Stock Incentive Plan, effective October 26, 1998. A maximum of 1,600,000 shares of NFP’s common stock is reserved for issuance under the plan, subject to adjustments for stock splits and similar events. All other terms and conditions are substantially similar to those of the 2002 Stock Incentive Plan described above. As of December 31, 2007, 65,600 shares remain authorized and unissued.

Shares available for future grants under all existing stock incentive plans totaled 2,492,463 as of December 31, 2007.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Restricted Stock Awards

NFP has granted awards in the form of restricted common stock or in the right to receive unrestricted shares of common stock in the future (“restricted stock units”). Restricted stock units are generally subject to a vesting period from 0 to 10 years from the date of grant.

The following table sets forth activity relating to NFP’s restricted stock units for the years ended December 31,

(in thousands)	No. of Units	Weighted Average Grant Date Fair Value
Restricted stock units at December 31, 2004	164	$35.90
Granted	324	43.41
Conversions to common stock	(57)	36.91
Canceled	(6)	34.61

Restricted stock units at December 31, 2005	425	$41.53
Granted	344	49.71
Conversions to common stock	(162)	41.21
Canceled	(10)	43.73

Restricted stock units at December 31, 2006	597	$46.30
Granted	279	49.38
Conversions to common stock	(265)	44.62
Canceled	(14)	46.19

Restricted stock units at December 31, 2007	597	48.49

Restricted stock units are valued at the closing market price of NFP’s common stock on the date of grant.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Stock Options Awards

NFP has granted awards in the form of stock options. Stock option awards to employees are subject to a vesting period from 3 to 5 year period. There were no stock option awards granted in 2007.

The following table sets forth activity relating to NFP’s stock options:

(in thousands)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2004	6,208	$13.01
Granted	26	33.85
Exercised	(1,373)	12.06
Canceled	(63)	22.11

Outstanding at December 31, 2005	4,798	$13.27
Granted	5	44.85
Exercised	(596)	11.96
Canceled	(29)	30.72

Outstanding at December 31, 2006	4,178	$13.38
Granted	—	—
Exercised	(869)	12.42
Canceled	(5)	20.94

Outstanding at December 31, 2007	3,304	$13.62	3.6 years	$105,704
Options exercisable at December 31, 2007	3,219	$13.32	3.5 years	$103,932

In accordance with SFAS No. 123R, the Company recorded stock-based compensation expense equal to the fair value of the options on the date of grant based on the Black-Scholes option-pricing model. The weighted average fair values of the options granted and weighted average assumptions are as follows:

	For the years ended December 31,
	2006	2005
Weighted average fair value options granted	$14.74	$13.75
Assumptions used:
Expected volatility	32%	27%
Risk-free interest rate	5.12%	3.87%
Expected term	5 years	5 years
Dividend yield	1.34%	1.21%

There were no options granted during the year ended December 31, 2007.

Expected volatility is based on historical levels of volatility of NFP’s stock and other factors. The risk free interest rate is based on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock option. The expected term is based on the estimated period of time that the options are expected to remain unexercised, based upon the actual vesting schedule of the grant and terms of prior grants with similar characteristics. The dividend yield is based upon NFP’s current dividend yield in effect at the time of grant.

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

	For the years ended December 31,
(in thousands)	2007	2006	2005
Cost of services:
Operating expenses	$4,328	$2,747	$—
Management fees:	894	429	—
Corporate and other expenses:
General and administrative	$7,678	$6,044	$4,505

Total stock-based compensation cost	$12,900	$9,220	$4,505

Proceeds from the exercise of stock-based awards	$10,790	$7,137	$15,648

Excess tax benefit from stock-based awards exercised/lapsed	$5,062	$3,300	$9,739

Total intrinsic value of stock-based awards exercised/lapsed	$43,980	$26,546	$41,566

Stock-based compensation related to firm employees and activities issued prior to the adoption of SFAS 123R was $1.1 million in 2005.

As of December 31, 2007 there was $19.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.4 years.

There were no stock-based compensation costs capitalized as part of purchase consideration during the years 2007, 2006 and 2005.

The Company reduced retained earnings by $0.2 million and $0.1 million for dividend equivalents that were issued in 2007 and 2006, respectively. There were no dividend equivalents issued in 2005.

Employee Stock Purchase Plan

Effective January 1, 2007, NFP established an Employee Stock Purchase Plan (“ESPP”). The ESPP is designed to encourage the purchase of common stock by NFP’s employees, further aligning interests of employees and stockholders and providing incentive for current employees. Up to 3,500,000 shares of common stock are currently available for issuance under the ESPP. The ESPP enables all regular and part-time employees who have worked with NFP for at least one year to purchase shares of NFP common stock through payroll deductions of any whole dollar amount of a participant’s eligible compensation per pay period, up to an annual maximum of $10,000. The employees’ purchase price is 85% of the lesser of the market price of the common stock on the first business day or the last business day of the quarterly offering period. The Company recognizes compensation expense related to the compensatory nature of the discount given to employees who participate in the ESPP, which totaled $0.4 million for the year ended December 31, 2007.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Summarized ESPP information is as follows for the offering period ended:

(in thousands, except per share amounts)	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	Total
Purchase price per share	$38.08	$39.36	$39.62	$38.77
Shares issued	11	12	11	10	44
Employee contributions	$429	$456	$431	$396	$1,712
Stock compensation expense recognized	$97	$100	$95	$98	$390

Note 13—Income taxes

The components of the consolidated income tax provision are shown below:

	For the years ended December 31,
(in thousands)	2007	2006	2005
Current income taxes:
Federal	$46,321	$45,912	$38,695
State and local	14,617	8,121	7,302

Total	$60,938	$54,033	$45,997

Deferred income taxes:
Federal	$(12,540)	$(9,048)	$(4,085)
State and local	(1,976)	(1,202)	(1,081)

Total	$(14,516)	$(10,250)	$(5,166)

Provision for income taxes	$46,422	$43,783	$40,831

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

	For the years ended December 31,
(in thousands)	2007	2006	2005
Income before income taxes	$100,654	$101,361	$97,013

Provision under U.S. tax rates	$35,229	$35,477	$33,955
Increase resulting from:
Nondeductible goodwill amortization	1,135	1,483	708
State and local income taxes, net of federal tax benefit	6,937	4,697	4,436
Adjustments to deferred tax assets and liabilities	(174)	(513)	336
Restructure of certain management contracts	63	255	1,677
Other	1,943	2,384	(281)
FIN 48 adjustments	1,289	—	—

Income tax expense	$46,422	$43,783	$40,831

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of the assets and liabilities. They are measured by applying the enacted tax rates and laws in effect for the years in which such differences are expected to reverse. The significant components of the Company’s deferred tax assets and liabilities at December 31 are as follows:

	For the years ended December 31,
(in thousands)	2007	2006
Deferred tax assets:
Stock-based compensation	$12,090	$11,921
Accrued liabilities and reserves	18,510	14,004
Other	7,374	2,230

Gross deferred tax assets	37,974	28,155
Valuation allowance	—	—

Deferred tax assets	$37,974	$28,155

Deferred tax liabilities:
Goodwill and intangible assets	$(111,261)	$(101,169)
Deferred state taxes	(3,913)	(3,240)
Other	(941)	(754)

Gross deferred tax liabilities	$(116,115)	$(105,163)

Net deferred tax liability	$(78,141)	$(77,008)

A valuation allowance against the deferred tax assets at the balance sheet date is not considered necessary because the deferred tax asset will, more likely than not, be fully realized.

Note 14—Related Party Transactions

As part of the management agreement, NFP generally advances management fees to principals and/or certain entities they own on a monthly basis. At the end of each quarter, the Company records the contractual amount due to and from principals and/or certain entities they own. At December 31, 2007 and 2006, amounts due to principals and/or certain entities they own totaled $68.5 million and $64.3 million, respectively, and the amounts due from principals and/or certain entities they own totaled $14.4 million and $10.3 million, respectively. Amounts earned by the principals and/or certain entities they own are represented as management fees on the consolidated statements of income.

Management Agreement Buyout

Effective June 30, 2007, NFP acquired an additional economic interest in one of its existing firms through the acquisition of a principal’s ownership interest in a management company. The management company was contracted by NFP to manage and operate one of its wholly-owned subsidiaries in 1999. The acquisition of this ownership interest has been treated as a settlement of an executory contract between parties with a preexisting relationship in accordance with EITF No. 04-1 “Accounting for Preexisting Relationships between the Parties to a Business Combination.” NFP paid cash, stock and other consideration totaling $13.0 million which has been reflected in the caption entitled “Management agreement buyout” on the Consolidated Statements of Income for the year ended December 31, 2007.

Note 15—Acquisitions and Divestitures

During 2007, the Company acquired 25 firms that offer life insurance and wealth transfer, corporate and executive benefits and other financial services to high net worth individuals and growing entrepreneurial

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

corporate markets. These acquisitions allowed NFP to expand into desirable geographic locations, further extend its presence in the insurance services industry and increased the volume of services currently provided.

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

The purchase price, including direct costs, associated with acquisitions accounted for as purchases and the allocations thereof, are summarized as follows:

	For the years ended December 31,
(in thousands)	2007	2006	2005
Consideration:
Cash	$192,106	$97,351	$110,552
Common stock	39,335	47,559	46,089
Other	1,078	470	5,632

Totals	$232,519	$145,380	$162,273

Allocation of purchase price:
Net tangible assets	$10,155	$706	$1,578
Cost assigned to intangibles:
Book of business	57,349	32,971	14,800
Management contracts	63,638	52,053	67,631
Trade name	1,379	973	4,470
Institutional customer relationships	—	—	15,700
Goodwill	99,998	58,677	58,094

Totals	$232,519	$145,380	$162,273

Subsequent to NFP’s initial public offering, the price per share paid by NFP was based upon an average fair market value of NFP’s publicly traded common stock over a specified period of time prior to the closing date of the acquisition.

In connection with the 25 acquisitions, the Company has contingent obligations based upon the future earnings of the acquired entities that are not included in the purchase price that was recorded for these acquisitions at the date of acquisition. Future payments made under this arrangement will be recorded as an adjustment to purchase price when the contingencies are settled. As of December 31, 2007, the maximum amount of contingent obligations for the 25 firms, which is largely based on growth in earnings, was $155.7 million.

As of December 31, 2007 the Company has capitalized approximately $2.0 million and $4.0 million relating to contingent consideration for firms acquired in 2006 and 2005, respectively.

In connection with the 25 acquisitions, the Company expects approximately $75.6 million of goodwill to be deductible over 15 years for tax purposes.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the required disclosures of the unaudited pro forma combined entity, as if the acquisitions occurred at January 1, 2006.

	For the years ended December 31,
(in thousands, except per share amounts)	2007	2006
Revenue	$1,232,642	$1,173,096
Income before income taxes	$111,744	$126,684
Net income	$60,210	$72,190
Earnings per share—basic	$1.57	$1.86
Earnings per share—diluted	$1.49	$1.75

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred at January 1, 2007 and 2006, respectively, nor is it necessarily indicative of future operating results.

Divestitures with Principals

During 2007, the Company sold four subsidiaries, one in exchange for cash of $2.4 million, one in exchange for cash of less than $0.1 million and 11,868 shares of NFP’s common stock with a value of $0.6 million, one in exchange for cash of $0.2 million and 7,350 shares of NFP’s common stock with a value of $0.3 million, and one in exchange for cash and a promissory note of $0.5 million and 2,062 shares of NFP’s common stock with a value of less than $0.1 million. In addition to the sale of four subsidiaries the Company received approximately $0.4 million of cash from the sale of assets in a prior year. During 2006, the Company sold four subsidiaries, one in exchange for cash of less than $0.1 million, one in exchange for cash of approximately $0.1 million, one in exchange for cash and a promissory note of $2.4 million and 26,166 shares of NFP’s common stock with a value of $1.2 million and one in exchange for cash of less than $0.1 million and 8,766 shares of NFP’s common stock with a value of approximately $0.4 million. During 2005, the Company sold four subsidiaries, one in exchange for cash and a promissory note of $2.0 million and 64,291 shares of NFP’s common stock with a value of $3.4 million, one in exchange for a promissory note of $0.1 million and 1,829 shares of NFP’s common stock with a value of $0.1 million, one in exchange for 25,507 shares of NFP’s common stock with a value of $1.0 million, the other for 889 shares of NFP’s common stock with a value of less than $0.1 million.

The price paid per share of common stock received by the Company in such dispositions was the same price per share at which stock was being issued at the same time for new acquisitions consummated by the Company and was agreed to by the buyer. Subsequent to NFP’s initial public offering, the price per share of stock received by the Company in such dispositions are based upon an average fair market value of NFP’s publicly traded common stock prior to the dispositions.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 16—Goodwill and other intangible assets

Goodwill

The changes in the carrying amount of goodwill are as follows:

	For the years ended December 31,
(in thousands)	2007	2006
Balance as of January 1,	$466,391	$357,353
Goodwill acquired during the year, including goodwill acquired related to the deferred tax liability of $18,295 (2007) and $12,466 (2006)	118,293	71,143
Contingent consideration payments, firm disposals, firm restructures and other	31,197	42,979
Impairment of goodwill	(5,382)	(5,084)

Balance as of December 31,	$610,499	$466,391

Acquired intangible assets

	As of December 31,
	2007		2006
(in thousands)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortizing identified intangible assets:
Book of business	$214,721	$(80,365)	$157,823	$(61,544)
Management contracts	381,578	(64,145)	322,109	(51,138)
Institutional customer relationships	15,700	(2,399)	15,700	(1,526)

Total	$611,999	$(146,909)	$495,632	$(114,208)

Non-amortizing intangible assets:
Goodwill	$622,865	$(12,366)	$479,036	$(12,645)
Trade name	10,193	(134)	8,968	(140)

Total	$633,058	$(12,500)	$488,004	$(12,785)

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

Aggregate amortization expense for amortizing intangible assets for the year ended December 31, 2007, 2006 and 2005 was $34.3 million, $28.0 million and $23.7 million, respectively. Intangibles related to book of business, management contracts and institutional customer relationships are being amortized over a 10-year,

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

25-year period and 18 year period respectively. Estimated amortization expense for each of the next five years is $37.6 million per year. Estimated amortization expense for each of the next five years will change primarily as the Company continues to acquire firms.

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

Impairments were identified among, four, six and eight firms for the years ended December 31, 2007, 2006 and 2005, respectively. The Company compared the carrying value of each firm’s long-lived assets (book of business and management contract) to an estimate of their respective fair value. The fair value is based upon the amount at which the long-lived assets could be bought or sold in a current transaction between the Company and its principals, and or the present value of the assets’ future cash flow. Based upon this analysis, the following impairments of amortizing intangible assets were recorded (in thousands):

	Impairment loss as of December 31,
(in thousands)	2007	2006	2005
Amortizing identified intangible assets:
Management Contract	$2,233	$5,420	$3,432
Book of Business	117	144	1,569
Institutional customer relationships	—	—	—

Total	$2,350	$5,564	$5,001

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

	Impairment loss as of December 31,
(in thousands)	2007	2006	2005
Non-amortizing intangible assets:
Trade name	$145	$97	$71
Goodwill	5,382	5,084	2,985

Total	$5,527	$5,181	$3,056

The total impairment of goodwill and intangible assets recognized in the consolidated statements of income for the years ended December 31, 2007, 2006 and 2005, was $7.9 million, $10.7 million and $8.1 million, respectively.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

Note 17—Non-cash transactions

The following are non-cash activities:

	For the years ended December 31,
(in thousands)	2007	2006	2005
Stock issued as consideration for acquisitions	$39,335	$47,559	$46,089
Net assets acquired (liabilities assumed) in connection with acquisitions	10,155	706	1,578
Stock held in escrow	—	—	2,481
Stock issued as incentive compensation	3,141	4,442	4,368
Restricted stock units issued as incentive compensation	2,392	1,532	2,026
Stock issued for contingent consideration	18,032	10,904	7,106
Stock issued for management agreement buyout	3,494	—	—
Stock repurchased, note receivable and satisfaction of an accrued liability in connection with divestitures of acquired firms	912	1,612	4,505
Stock repurchased, note receivable and satisfaction of an accrued liability in exchange for the restructure of an firm	94	743	7,511
Stock repurchased in exchange for satisfaction of a note receivable, due from principals and/or certain entities they own and other assets	810	138	1,948
Excess tax benefit from stock-based awards exercised/lapsed	5,062	3,300	9,739
Accrued liability for contingent consideration	3,533	18,686	5,294

Note 18—Quarterly Financial Data (Unaudited)

The quarterly results of operations are summarized below:

(in thousands, except per share amounts)	December 31	September 30	June 30	March 31
2007
Commissions and fees revenue	$355,884	$311,191	$282,995	$244,224
Gross margin	68,028	57,180	58,709	40,482
Net income	19,274	16,057	10,408	8,493
Earnings per share:
Basic	$0.50	$0.42	$0.28	$0.23
Diluted	$0.47	$0.40	$0.26	$0.21
2006
Commissions and fees revenue	$309,469	$267,078	$262,294	$238,272
Gross margin	58,568	52,188	48,259	40,230
Net income	17,931	16,463	13,725	9,459
Earnings per share:
Basic	$0.46	$0.43	$0.37	$0.25
Diluted	$0.44	$0.41	$0.34	$0.24

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 19—Subsequent events

Acquisitions

Subsequent to December 31, 2007 and through February 15, 2008, the Company completed transactions representing 7 acquisitions (including 4 sub-acquisitions). The acquisition consideration paid was a combination of cash and common stock. The consideration NFP paid for the 7 acquired firms include approximately $39.5 million in cash and the issuance of approximately 426,000 shares of NFP common stock. NFP paid approximately $4.5 million in cash for its share of the 4 sub-acquisitions.

Stock Repurchase Authorization

On February 5, 2008, NFP’s Board of Directors authorized the repurchase of up to $45 million of the Company’s stock on the open market, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors, including capital availability, acquisition pipeline, share price and market conditions.

Dividends

On February 15, 2008, NFP’s Board of Directors declared a $0.21 per share of common stock quarterly cash dividend. The dividend will be payable on April 7, 2008 to stockholders of record at the close of business on March 17, 2008.