Form 10-Q
period 2008-03-31
NATIONAL FINANCIAL PARTNERS CORP
filed 2008-05-08
CIK 1183186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-Q

______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of outstanding shares of the registrant’s Common Stock, $0.10 par value, as of April 30, 2008 was 39,505,341.

National Financial Partners Corp. and Subsidiaries

Form 10-Q

Forward-Looking Statements

National Financial Partners Corp. (“NFP”) and its subsidiaries (together with NFP, the “Company”) and their representatives may from time to time make verbal or written statements, including certain statements in this report, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words “anticipate,” “expect,” “intend,” “plan,” “believe,” “estimate,” “may,” “will,” “continue” and similar expressions of a future or forward-looking nature. Forward-looking statements may include discussions concerning revenue, expenses, earnings, cash flow, dividends, capital structure, credit facilities, market and industry conditions, premium and commission rates, interest rates, contingencies, the direction or outcome of regulatory investigations and litigation, income taxes and the Company’s operations or strategy.

These forward-looking statements are based on management’s current views with respect to future results, and are subject to risks and uncertainties. Forward-looking statements are based on beliefs and assumptions made by management using currently available information, such as market and industry materials, experts’ reports and opinions, and trends. These statements are only predictions and are not guarantees of future performance. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by a forward-looking statement. These factors include, without limitation:

•	NFP’s success in acquiring high-quality independent financial services distribution firms;

•	the performance of the Company’s firms following acquisition;

•	competition in the business of providing financial services to the high net worth and entrepreneurial corporate markets;

•	NFP’s ability, through its operating structure, to respond quickly and effectively to regulatory, operational or financial situations;

•	the Company’s ability to effectively manage its business through the principals of its firms;

•	changes in tax laws, including the elimination or modification of the federal estate tax and any change in the tax treatment of life insurance products;

•	changes in the pricing, design or underwriting of insurance products;

•	changes in premiums and commission rates and the rates of other fees paid to the Company’s firms, including life settlement and registered investment advisory fees;

•

adverse developments or volatility in the markets in which the Company operates, resulting in fewer sales in financial products and services, including the availability of credit in connection with the purchase of such products and services;

•

adverse results or other consequences from litigation, arbitration, regulatory investigations and inquiries or internal compliance initiatives, including those related to compensation agreements with insurance companies and activities within the life settlements industry;

•

uncertainty in the insurance and life settlements industries arising from investigations into certain business practices and subpoenas received from various governmental authorities and related litigation;

•

the reduction of the Company’s revenue and earnings due to the elimination or modification of compensation arrangements, including contingent compensation arrangements and the adoption of internal initiatives to enhance compensation transparency, including the transparency of fees paid for life settlements transactions;

•	changes in interest rates or general economic and credit market conditions;

•	fluctuations in the price of NFP’s common stock;

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

Additional factors are set forth in NFP’s filings with the Securities and Exchange Commission (the “SEC”), including its Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 19, 2008.

Forward-looking statements speak only as of the date on which they are made. NFP expressly disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Part I – Financial Information

Item 1. Financial Statements (Unaudited)

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(in thousands, except per share amounts)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$65,663	$114,182
Cash, cash equivalents and securities purchased under resale agreements in premium trust accounts	77,329	80,403
Commissions, fees and premiums receivable, net	125,495	151,195
Due from principals and/or certain entities they own	14,545	14,366
Notes receivable, net	6,135	5,658
Deferred tax assets	13,436	17,413
Other current assets	17,229	17,034
Total current assets	319,832	400,251
Property and equipment, net	41,705	31,823
Deferred tax assets	20,584	20,561
Intangibles, net	481,579	475,149
Goodwill, net	639,464	610,499
Notes receivable, net	20,075	12,588
Other non-current assets	32,775	9,209
Total assets	$1,556,014	$1,560,080
LIABILITIES
Current liabilities:
Premiums payable to insurance carriers	$73,206	$78,450
Borrowings	174,000	126,000
Income taxes payable	3,679	2,480
Due to principals and/or certain entities they own	17,327	68,493
Accounts payable	24,128	33,404
Dividends payable	8,296	8,171
Accrued liabilities	64,999	84,360
Total current liabilities	365,635	401,358
Deferred tax liabilities	119,294	116,115
Convertible senior notes	230,000	230,000
Other non-current liabilities	56,723	49,440
Total liabilities	771,652	796,913
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value: Authorized 200,000 shares; none issued	—	—
Common stock, $0.10 par value: Authorized 180,000 shares; 43,395 and 42,472 issued and 39,532 and 38,935 outstanding, respectively	4,336	4,244
Additional paid-in capital	809,653	780,678
Retained earnings	120,879	119,197
Treasury stock, 3,827 and 3,500 shares, respectively, at cost	(150,506)	(140,952)
Total stockholders’ equity	784,362	763,167
Total liabilities and stockholders’ equity	$1,556,014	$1,560,080

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
Revenue:
Commissions and fees	$286,396	$244,224
Cost of services:
Commissions and fees	96,280	81,307
Operating expenses (1)	103,839	86,131
Management fees	36,769	36,304
Total cost of services	236,888	203,742
Gross margin	49,508	40,482
Corporate and other expenses:
General and administrative	16,183	14,703
Amortization and depreciation	12,805	10,474
Impairment of goodwill and intangible assets	2,180	1,829
Gain on sale of subsidiaries	(6,624)	(1,583)
Total corporate and other expenses	24,544	25,423
Income from operations	24,964	15,059
Interest and other income	1,569	2,321
Interest and other expense	(3,128)	(1,981)
Net interest and other	(1,559)	340
Income before income taxes	23,405	15,399
Income tax expense	13,400	6,906
Net income	$10,005	$8,493
Earnings per share:
Basic	$0.25	$0.23
Diluted	$0.24	$0.21
Dividends declared per share	$0.21	$0.18
Weighted average shares outstanding:
Basic	39,487	37,365
Diluted	41,156	39,581

See accompanying notes to consolidated financial statements.

______________

(1)	Excludes amortization and depreciation which are shown separately under Corporate and other expenses.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - in thousands)

	Three Months Ended March 31,
	2008	2007
Cash flow from operating activities:
Net income	$10,005	$8,493
Adjustments to reconcile net income to net cash used in operating activities:
Deferred taxes	148	(2)
Stock-based compensation	3,203	2,923
Impairment of goodwill and intangible assets	2,180	1,829
Amortization of intangibles	9,751	8,006
Depreciation	3,054	2,468
Gain on sale of subsidiaries	(6,624)	(1,583)
Other, net	—	155
(Increase) decrease in operating assets:
Cash, cash equivalents and securities purchased under resale agreements in premium trust accounts	3,074	6,456
Commissions, fees and premiums receivable, net	25,780	43,065
Due from principals and/or certain entities they own	(179)	(5,879)
Notes receivable, net – current	(565)	(2,190)
Other current assets	(195)	854
Notes receivable, net – non-current	(7,755)	(1,601)
Other non-current assets	(15,564)	41
Increase (decrease) in operating liabilities:
Premiums payable to insurance carriers	(5,244)	(6,325)
Income taxes payable	2,005	(13,023)
Due to principals and/or certain entities they own	(51,292)	(46,030)
Accounts payable	(9,429)	(19,185)
Accrued liabilities	(29,180)	(10,374)
Other non-current liabilities	8,016	4,555
Total adjustments	(68,816)	(35,840)
Net cash used in operating activities	(58,811)	(27,347)
Cash flow from investing activities:
Proceeds from disposal of subsidiaries	20,878	1,183
Purchases of property and equipment, net	(13,007)	(1,940)
Payments for acquired firms, net of cash, and contingent consideration	(30,054)	(70,239)
Net cash used in investing activities	(22,183)	(70,996)
Cash flow from financing activities:
Repayments of borrowings	(54,000)	(95,000)
Proceeds from borrowings	102,000	82,000
Proceeds from convertible senior notes	—	230,000
Convertible senior notes issuance costs	—	(7,578)
Proceeds from warrants sold	—	34,040
Purchase of call options	—	(55,890)
Proceeds from stock-based awards, including tax benefit	1,974	6,976
Payments for treasury stock repurchase	(9,328)	(106,605)
Dividends paid	(8,171)	(6,973)
Net cash provided by financing activities	32,475	80,970
Net decrease in cash and cash equivalents	(48,519)	(17,373)
Cash and cash equivalents, beginning of the period	114,182	98,206
Cash and cash equivalents, end of the period	$65,663	$80,833
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$7,502	$8,910
Cash paid for interest	$3,229	$890
Non-cash transactions:
See Note 8

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2008

(Unaudited)

Note 1 - Nature of Operations

National Financial Partners Corp. (“NFP”), a Delaware corporation, was formed on August 27, 1998, but did not commence operations until January 1, 1999. The principal business of NFP and its subsidiaries (the “Company”) is the acquisition and management of operating companies it acquires which form a national distribution network that offers financial services, including life insurance and wealth transfer, corporate and executive benefits, financial planning and investment advisory services to high net worth and growing entrepreneurial corporate markets. As of March 31, 2008, the Company owned more than 180 firms.

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

All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2007, included in NFP’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 19, 2008.

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

Property, equipment and depreciation

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, generally 3 to 7 years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the leases. Amortization and depreciation expense totaling $11.7 million and $9.5 million for the three months ended March 31, 2008 and 2007, respectively, have been excluded from operating expenses in Cost of services and included in Corporate and other expenses.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2008 — (Continued)

(Unaudited)

Revenue recognition

Insurance and annuity commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. First-year commissions are calculated as a percentage of the first twelve months’ premium on the policy and earned in the year that the policy is originated. In many cases, the Company receives renewal commissions for a period following the first year, if the policy remains in force. Some of the Company’s firms also receive fees for the settlement of life insurance policies. These fees are generally based on a percentage of the settlement proceeds received by their clients, and recognized as revenue when the policy is transferred and the rescission period has ended. The Company also earns commissions on the sale of insurance policies written for benefit programs. The commissions are paid each year as long as the client continues to use the product and maintain its broker of record relationship with the Company. The Company also earns fees for the development and implementation of corporate and executive benefit programs as well as fees for the duration that these programs are administered. Asset-based fees are also earned for administrative services or consulting related to certain benefits plans. Insurance commissions are recognized as revenue when the following criteria are met: (1) the policy application and other carrier delivery requirements are substantially complete, (2) the premium is paid, and (3) the insured party is contractually committed to the purchase of the insurance policy. Carrier delivery requirements may include additional supporting documentation, signed amendments and premium payments. Subsequent to the initial issuance of the insurance policy, premiums are billed directly by carriers. Commissions earned on renewal premiums are generally recognized upon receipt from the carrier, since that is typically when the Company is first notified that such commissions have been earned. The Company carries an allowance for policy cancellations, which approximated $1.2 million at March 31, 2008 and 2007, that is periodically evaluated and adjusted as necessary. Miscellaneous commission adjustments are generally recorded as they occur. Contingent commissions are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably estimated prior to receipt of the commission.

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2008 — (Continued)

(Unaudited)

Recently issued accounting pronouncements

Business Combinations

In December 2007, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations,” which is a revision of SFAS 141, “Business Combinations.” The primary requirements of SFAS 141R are as follows:

•

Upon initially obtaining control, the acquiring entity in a business combination must recognize 100% of the fair values of the acquired assets, including goodwill, and assumed liabilities, with only limited exceptions even if the acquirer has not acquired 100% of its target. As a consequence, the current step acquisition model will be eliminated.

•

Contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration. The concept of recognizing contingent consideration at a later date when the amount of that consideration is determinable beyond a reasonable doubt will no longer be applicable.

•	All transaction costs will be expensed as incurred.

SFAS 141R is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. Adoption is prospective and early adoption is prohibited. The Company is currently evaluating the impact that the adoption of SFAS 141R will have on its consolidated financial statements and notes thereto.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), which is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The effective date of SFAS 160 is the same as that of the related SFAS 141R discussed above. SFAS 160 requires that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interest of the noncontrolling owners separately within the consolidated statement of financial position within equity, but separate from the parent’s equity and separately on the face of the consolidated statement of income. Further, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary should be accounted for consistently and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary should be initially measured at fair value. Management is currently evaluating the effect, if any, of SFAS 160 on the Company’s consolidated financial statements.

Other Pronouncements

In 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also responds to investors’ requests for expanded information about the extent to which entities measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for all interim periods within those fiscal years. The Company has adopted SFAS 157 effective January 1, 2008 for financial assets and liabilities and the impact was not deemed to be material to the Company’s consolidated financial statements. In accordance with FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” the Company delayed the application of SFAS 157 for non-financial assets, such as goodwill, and non-financial liabilities until January 1, 2009. The Company is in the process of evaluating the impact of SFAS 157 for non-financial assets and liabilities on the Company’s consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2008 — (Continued)

(Unaudited)

In 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115,” (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company has elected not to report any financial assets or liabilities at fair value under SFAS 159 on January 1, 2008.

In August 2007, FASB issued a proposed FASB Staff Position (“FSP”), FSP APB 14-a, to change the accounting treatment for convertible debt instruments that require or permit partial cash settlement upon conversion.  The FSP is expected to be effective for financial statements for fiscal years beginning after December 15, 2008. The proposed accounting change would require issuers to separate the convertible senior notes into two components: a non-convertible note and a conversion option.  If the proposed FSP is issued, approved and requires adoption to existing convertible debt instruments, NFP would recognize interest expense on its convertible debt instruments at its non-convertible debt borrowing rate rather than the stated rate (0.75%). While NFP has not completed its analysis of the FSP, NFP believes it will result in a significant negative impact on operating results, including earnings per share. As proposed, the FSP should not have any impact on cash payments or obligations due under the terms of NFP’s 0.75% convertible senior notes due February 1, 2012.

Note 3 - Earnings Per Share

The computations of basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2008	2007
(in thousands, except per share amounts)
Basic:
Net income	$10,005	$8,493
Average shares outstanding	39,461	37,274
Contingent consideration and incentive payments	26	91
Total	39,487	37,365
Basic earnings per share	$0.25	$0.23
Diluted:
Net income	$10,005	$8,493
Average shares outstanding	39,461	37,274
Stock held in escrow	37	64
Contingent consideration and incentive payments	283	277
Stock-based awards	1,366	1,964
Other	9	2
Total	$41,156	$39,581
Diluted earnings per share	$0.24	$0.21

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2008 — (Continued)

(Unaudited)

Note 4 - Acquisitions

During the three months ended March 31, 2008, the Company acquired eight firms that offer life insurance and wealth transfer, corporate and executive benefits and other financial services to high net worth individuals and entrepreneurial corporate markets. These acquisitions allowed NFP to expand its presence in desirable geographic locations, further extend its presence in the insurance services industry and increase the volume of services currently provided.

The purchase price, including direct costs, associated with acquisitions accounted for as purchases, and the allocations thereof, are summarized as follows:

	Three Months Ended March 31,
(in thousands)	2008	2007
Consideration:
Cash	$29,288	$72,004
Common stock	12,035	20,022
Other	342	546
Totals	$41,665	$92,572
Allocation of purchase price:
Net tangible assets	$37	$6,843
Cost assigned to intangibles:
Book of business	12,859	19,726
Management contract	10,537	28,847
Trade name	267	552
Goodwill, net of deferred adjustment	17,965	36,604
Total	$41,665	$92,572

The price per share paid by NFP is generally based upon an average fair market value of NFP’s publicly traded common stock over a specified period of time prior to the closing date of the acquisition.

In connection with the eight acquisitions, the Company has contingent obligations based upon the future earnings of the acquired entities that are not included in the purchase price that was recorded for these acquisitions at the date of acquisition. Future payments made under this arrangement will be recorded as an adjustment to purchase price when the contingencies are settled. As of March 31, 2008, the maximum amount of contingent obligations for the eight firms, which is largely based on growth in earnings, was $32.6 million.

As of March 31, 2008, the Company did not capitalize any amounts relating to contingent consideration for firms acquired in 2008 and capitalized $0.4 million of contingent consideration for firms acquired during the three months ended March 31, 2007.

In connection with the eight acquisitions, the Company expects approximately $4.3 million of goodwill to be deductible over 15 years for tax purposes.

In connection with the acquisition of a group benefits intermediary and its subsequent merger with an existing wholly owned subsidiary of the Company, a portion of the consideration, totaling $23.1 million, was treated as prepaid management fee which will be amortized to management fee expense over the remaining term of the management contract (19 years). At March 31, 2008, approximately $0.3 million was amortized to management fee expense; $1.2 million was included in other current assets; and $21.6 million was included in other non-current assets.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2008 — (Continued)

(Unaudited)

The following table summarizes the required disclosures of the pro forma combined entity, as if these acquisitions occurred at January 1, 2008 and 2007, respectively:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2008	2007
Revenue	$286,901	$250,053
Income before income taxes	$23,539	$16,391
Net income	$10,062	$9,041
Earnings per share – basic	$0.25	$0.24
Earnings per share – diluted	$0.24	$0.23

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred at January 1, 2008 and 2007, respectively, nor is it necessarily indicative of future operating results.

 Note 5 - Goodwill and Other Intangible Assets

Goodwill:

The changes in the carrying amount of goodwill for the three months ended March 31, 2008 are as follows:

(in thousands)	2008
Balance as of January 1,	$610,499
Goodwill acquired during the year, including goodwill related to the deferred tax liability of $6,249	24,214
Contingent consideration payments, firm disposals, firm restructures and other, net	6,165
Impairment of goodwill	(1,414)
Balance as of March 31,	$639,464

Acquired intangible assets:

	As of March 31, 2008		As of December 31, 2007
(in thousands)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortizing identified intangible assets:
Book of business	$224,341	$(84,554)	$214,721	$(80,365)
Management contract	385,581	(67,061)	381,578	(64,145)
Institutional customer relationships	15,700	(2,618)	15,700	(2,399)
Total	$625,622	$(154,233)	$611,999	$(146,909)
Non-amortizing intangible assets:
Goodwill	$651,818	$(12,354)	$622,865	$(12,366)
Trade name	10,320	(130)	10,193	(134)
Total	$662,138	$(12,484)	$633,058	$(12,500)

Aggregate amortization expense for intangible assets subject to amortization for the three months ended March 31, 2008 was $9.8 million. Intangibles related to book of business, management contract and institutional customer relationships are being amortized over a 10-year, 25-year and 18-year period, respectively. Based on the Company’s acquisitions as of March 31, 2008, estimated amortization expense for each of the next five years is $38.7 million per year. Estimated amortization expense for each of the next five years will change primarily as the Company continues to acquire firms.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2008 — (Continued)

(Unaudited)

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

Impairments were identified among three firms and one firm for the three months ended March 31, 2008 and 2007, respectively. The Company compared the carrying value of each firm’s long-lived assets to an estimate of their respective fair values. The fair value is based upon the amount at which the long-lived assets could be bought or sold in a current transaction between the Company and its principals, and/or the present value of the assets’ future cash flow. Based upon this analysis, the following impairments of amortizing intangible assets were recorded:

(in thousands)	Three Months Ended March 31,
	2008	2007
Amortizing identified intangible assets:
Book of business	$112	$46
Management contract	642	1,783
Institutional customer relationships	—	—
Total	$754	$1,829

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

(in thousands)	Three Months Ended March 31,
	2008	2007
Non-amortizing identified intangible assets:
Trade name	$12	$—
Goodwill	1,414	—
Total	$1,426	$—

In accordance with SFAS 144, long-lived assets, such as purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company generally performs its recoverability test on a quarterly basis for each of its acquired firms that have experienced a significant deterioration in its business indicated principally by an inability to produce at the level of base earnings for the current and preceding four consecutive quarters. Management believes this is an appropriate time period to evaluate firm performance. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted cash flows expected to be generated by the asset and by the eventual disposition of the asset. If the estimated undiscounted cash flows are less than the carrying amount of the underlying asset, an impairment may exist. The Company measures impairments on identifiable intangible assets subject to amortization by comparing a discounted cash flow to the carrying amount of the asset. In the event that the discounted cash flows are less than the carrying amount, an impairment charge will be recognized for the difference in the consolidated statements of income.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2008 — (Continued)

(Unaudited)

In accordance with SFAS 142, goodwill and intangible assets not subject to amortization are tested at least annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the intangible asset might be impaired. The Company generally performs its impairment test on a quarterly basis. In connection with its quarterly evaluation, management proactively looks for indicators of impairment. Indicators include, but are not limited to: sustained operating losses or a trend of poor operating performance, loss of key personnel, and an expectation that a reporting unit will be sold or otherwise disposed of. The Company measures impairments of goodwill and intangible assets not subject to amortization by comparing a discounted cash flow to the carrying amount of the asset. In the event that the discounted cash flow is less than the carrying amount, an impairment charge will be recognized for the difference in the consolidated statements of income.

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

Note 6 – Borrowings

Credit Facility

On January 16, 2007, NFP entered into an amendment (the “Amendment”) to its $212.5 million credit facility, dated as of August 22, 2006, with various financial institutions party thereto and Bank of America, N.A., as administrative agent (the “Administrative Agent”). The Amendment, among other things, modified certain covenants to which NFP was subject under the Credit Agreement, dated as of August 22, 2006 (as amended, the “Credit Agreement”) and made other changes in contemplation of the issuance by NFP of the convertible senior notes due 2012 (discussed separately below). Under the Amendment, NFP can incur up to $250 million in aggregate principal amount outstanding in unsecured indebtedness and unsecured subordinated indebtedness subject to certain conditions; previously, NFP could incur $75 million of unsecured subordinated debt. The Amendment also provides that cumulative Restricted Payments (as defined in the Amendment), which include but are not limited to dividends and share repurchases, may not exceed 50% of consolidated net income for the then completed fiscal quarters of the Company commencing with the fiscal quarter ending March 31, 2006 plus $150 million; previously, Restricted Payments could not exceed 50% of consolidated net income for the then completed fiscal quarters of the Company commencing with the fiscal quarter ending March 31, 2006 plus $125 million. In addition, to induce the credit facility lenders to consent to the Amendment, NFP agreed to pay to the administrative agent for the ratable benefit of the credit facility lenders that signed the Amendment an amendment fee equal to 0.05% of the commitments of such lenders. The $212.5 million credit facility replaced NFP’s previous $175 million credit facility and is used primarily to finance acquisitions and fund general corporate purposes.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2008 — (Continued)

(Unaudited)

On May 29, 2007, a new lender was added pursuant to a Lender Joinder Agreement, which increased the $212.5 million credit facility to $225 million. On April 7, 2008, NFP received an increase in the maximum amount of revolving borrowings available under the credit facility. The increase was in the amount of $25 million and raised the maximum amount of revolving borrowings available from $225 million to $250 million. See “Note 10 – Subsequent Events” for more details.

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

The credit facility is structured as a revolving credit facility and matures on August 22, 2011. NFP’s obligations under the credit facility are secured by all of its and its subsidiaries’ assets. Up to $35 million of the credit facility is available for the issuance of letters of credit and there is a $10 million sublimit for swingline loans. The credit facility contains various customary restrictive covenants that prohibit the Company from, subject to various exceptions and among other things: (i) incurring additional indebtedness or guarantees, (ii) creating liens or other encumbrances on property or granting negative pledges, (iii) entering into a merger or similar transaction, (iv) selling or transferring certain property, (v) declaring dividends or making other restricted payments and (vi) making investments. In addition, the credit facility contains financial covenants requiring the Company to maintain a minimum interest coverage ratio and a maximum consolidated leverage ratio. As of March 31, 2008, management believes that the Company was in compliance with all covenants under the facility.

As of March 31, 2008, the combined year-to-date weighted average interest rate for NFP’s credit facility was 5.38%. The weighted average of the credit facility in the prior year period was 6.20%.

NFP had a balance of $174 million outstanding under its credit facility as of March 31, 2008 and a balance of $70 million outstanding under its credit facility as of March 31, 2007.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2008 — (Continued)

(Unaudited)

Convertible Senior Notes

In January 2007, NFP issued $230 million (including over-allotment) aggregate principal amount of 0.75% convertible senior notes due February 1, 2012 (the “notes”). The notes are senior unsecured obligations and rank equally with NFP’s existing or future senior debt and senior to any subordinated debt. The notes will be structurally subordinated to all existing or future liabilities of NFP’s subsidiaries and will be effectively subordinated to existing or future secured indebtedness to the extent of the value of the collateral. The notes were used to pay the net cost of the convertible note hedge and warrant transactions, repurchase 2.3 million shares of NFP’s common stock from Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. (collectively, “Apollo”) and to repay a portion of outstanding amounts of principal and interest under NFP’s credit facility (all as discussed herein).

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

Concurrent with the issuance of the notes, NFP entered into convertible note hedge and warrant transactions with an affiliate of one of the underwriters for the notes. The transactions are expected to reduce the potential dilution to NFP’s common stock upon future conversions of the notes. Under the convertible note hedge, NFP purchased 230,000 call options for an aggregate premium of $55.9 million. Each call option entitles NFP to repurchase an equivalent number of shares issued upon conversion of the notes at the same strike price (initially $55.62 per share), generally subject to the same adjustments. The call options expire on the maturity date of the notes. NFP also sold warrants for an aggregate premium of $34 million. The warrants expire ratably over a period of 40 scheduled trading days between May 1, 2012 and June 26, 2012, on which dates, if not previously exercised, the warrants will be treated as automatically exercised if they are in the money. The warrants provide for net-share settlement. The net cost of the convertible note hedge and warrants to the Company is $21.9 million. Debt issuance costs associated with the notes of approximately $7.6 million are recorded in other current and non-current assets and will be amortized over the term of the notes.

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2008 — (Continued)

(Unaudited)

On June 9, 2006, NFP filed a shelf registration statement on Form S-3 with the SEC. The shelf registration statement allows NFP to issue various types of debt instruments, such as fixed or floating rate, convertible or indexed notes, as well as to issue preferred and/or common stock. In addition, NFP’s restricted stockholders are permitted to use the shelf to sell shares into the secondary market. In 2007, NFP issued $230 million of convertible senior notes and certain of NFP’s stockholders offered 1,850,105 shares of NFP common stock through a secondary offering under this shelf.

Note 7 – Stockholders’ Equity

The changes in stockholders’ equity during the three months ended March 31, 2008 are summarized as follows:

		Additional
	Par	Paid-in	Retained	Treasury
(in thousands)	Value	Capital	Earnings	Stock	Total
Balance at December 31, 2007	$4,244	$780,678	$119,197	$(140,952)	$763,167
Common stock issued for:
Acquisitions	35	12,000	—	—	12,035
Incentive payments	5	2,617	—	88	2,710
Other	23	8,071	—	—	8,094
Common stock repurchased	—	—	—	(9,733)	(9,733)
Tax benefit from purchase of call options	—	806	—	—	806
Stock issued through Employee Stock Purchase Plan	—	306	—	91	397
Stock-based awards exercised/lapsed, including tax benefit	29	1,945	—	—	1,974
Amortization of unearned stock-based compensation, net of cancellations	—	3,230	(27)	—	3,203
Cash dividends declared on common stock	—	—	(8,296)	—	(8,296)
Net income	—	—	10,005	—	10,005
Balance at March 31, 2008	$4,336	$809,653	$120,879	$(150,506)	$784,362

Stock-based compensation

The Company is authorized under its various Stock Incentive Plans to grant options, stock appreciation rights, restricted stock, restricted stock units and performance stock units to officers, employees, principals and/or certain entities they own, independent contractors, consultants and non-employee directors.

Stock-based compensation expense was $3.2 million and $2.9 million for the three months ended March 31, 2008 and 2007, respectively.

Summarized below is the amount of stock-based compensation allocated between cost of services and corporate and other expenses in the consolidated statements of income.

	Three Months Ended March 31,
	2008	2007
(in thousands)
Cost of services:
Operating expenses	$983	$789
Management fees	365	244
Corporate and other expenses:
General and administrative	1,855	1,890

Total stock-based compensation cost	$3,203	$2,923

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2008 — (Continued)

(Unaudited)

Employee Stock Purchase Plan

Effective January 1, 2007, NFP established an Employee Stock Purchase Plan (“ESPP”). The ESPP is designed to encourage the purchase of common stock by NFP’s employees, further aligning interests of employees and stockholders and providing incentive for current employees. Up to 3,500,000 shares of common stock are currently available for issuance under the ESPP. The ESPP enables all regular and part-time employees who have worked with NFP for at least one year to purchase shares of NFP common stock through payroll deductions of any whole dollar amount of eligible compensation, up to an annual maximum of $10,000. The employees’ purchase price is 85% of the lesser of the market price of the common stock on the first business day or the last business day of the quarterly offering period. The Company recognizes compensation expense related to the compensatory nature of the discount given to employees who participate in the ESPP, which totaled $0.1 million for the three months ended March 31, 2008 and 2007.

Summarized ESPP information is as follows:

(in thousands, except per share amounts)	For the Period Ended March 31, 2008
Purchase price per share	$19.10
Shares to be acquired	25
Employee contributions	478
Stock compensation expense recognized	$109

Secondary Offering

In January 2007, certain of NFP’s stockholders offered 1,850,105 shares of NFP common stock in a registered public offering (the “secondary offering”). In connection with the secondary offering, stock options for 349,455 shares were exercised resulting in cash proceeds payable to the Company of $3.8 million. In addition, the Company received a tax benefit, net of related deferred tax asset, of $0.9 million, which was recorded as an adjustment to additional paid-in capital.

Treasury Shares

On February 5, 2008, NFP’s Board of Directors authorized the repurchase of up to $45.0 million of NFP common stock in the open market, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors, including capital availability, acquisition pipeline, share price and market conditions. As of March 31, 2008, NFP repurchased 333,400 shares at $27.98 per share.

NFP also reacquired 15,010 shares related to the satisfaction of an amount due from principal and/or certain entities owned and the disposal of one subsidiary and certain assets of a second subsidiary.

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

March 31, 2008 — (Continued)

(Unaudited)

Convertible Note Hedge and Warrant Transactions

In January 2007, concurrent with the issuance of the convertible senior notes, the Company entered into convertible note hedge and warrant transactions with an affiliate of one of the underwriters for the convertible senior notes. The transactions are expected to reduce the potential dilution to NFP’s common stock upon future conversions of the notes. Under the convertible note hedge, NFP purchased 230,000 call options for an aggregate premium of $55.9 million. Each call option entitles NFP to repurchase an equivalent number of shares issued upon conversion of the convertible senior notes at the same strike price (initially $55.62 per share), generally subject to the same adjustments. The call options expire on the maturity date of the convertible senior notes. NFP also sold warrants for an aggregate premium of $34 million. The warrants expire ratably over a period of 40 scheduled trading days between May 1, 2012 and June 26, 2012, on which dates, if not previously exercised, the warrants will be treated as automatically exercised if they are in the money. The warrants provide for net-share settlement. The net cost of the convertible note hedge and warrants to the Company was $21.9 million. These transactions were recorded as an adjustment to additional paid-in capital.

Note 8 – Non-Cash Transactions

The following non-cash transactions occurred during the periods indicated:

	Three Months Ended March 31,
(in thousands)	2008	2007
Stock issued as consideration for acquisitions	$12,035	$22,022
Net assets acquired (liabilities assumed) in connection with acquisitions	37	6,843
Stock issued as incentive compensation	2,710	1,762
Stock issued for contingent consideration and other	—	8,713
Stock repurchased, note receivable and satisfaction of an accrued liability in connection with divestitures of acquired firms	317	—
Stock repurchased, note receivable and satisfaction of an accrued liability in exchange for the restructure of an acquired firm	—	94
Stock repurchased in exchange for satisfaction of a note receivable, due from principal and/or certain entities they own and other assets	88	145
Excess (reduction in) tax benefit from stock-based awards exercised/lapsed, net	(929)	2,799
Contingent consideration accrued	$12,926	$20,947

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

March 31, 2008 — (Continued)

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

 Contingent consideration arrangements

The maximum contingent payment which could be payable as purchase consideration based on commitments outstanding as of March 31, 2008 consists of the following:

(in thousands)	2008	2009	2010	2011
Purchase consideration	$133,616	$85,116	$117,240	$55,700

Performance incentives

Management fees include an accrual for certain performance-based incentive amounts payable under NFP’s ongoing incentive program. Incentive amounts are paid in a combination of cash and NFP’s common stock. In addition to the incentive award, NFP pays an additional cash incentive equal to 50% of the incentive award elected to be received in the form of NFP’s stock. This election is made subsequent to the completion of the incentive period. For firms that began their incentive period prior to January 1, 2005, the principal can elect from 0% to 100% to be paid in NFP’s common stock. No accrual is made for these additional cash incentives until the related election is made. However, for firms beginning their incentive period on or after January 1, 2005 (with the exception of Highland Capital Holding Corporation firms), the principal is required to take a minimum of 30% (maximum 50%) of the incentive award in common stock. The Company accrues on a current basis for these firms the additional cash incentive (50% of the stock portion of the award) based upon the principal’s election or the minimum percentage required to be received in NFP stock. For the three months ended March 31, 2008, the maximum additional payment for this cash incentive that could be payable for all firms was approximately $2.7 million.

Self insured medical plan

Effective January 1, 2008, the Company is primarily self insured for medical insurance benefits provided to employees, and purchases insurance to protect the Company against claims above certain levels, which varies with the number of employees and the health plans they select. A health insurance carrier adjudicates and processes employee claims and is paid a fee for these services. The Company reimburses the health insurance carrier for paid claims. The Company estimates its exposure for claims incurred but not paid using historical information provided by its health insurance carrier and other professionals. The Company has $2.1 million accrued for self insurance liabilities at March 31, 2008.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2008 — (Continued)

(Unaudited)

Deferred compensation plan

Effective January 1, 2008, the Company established a non-qualified deferred compensation plan for a select group of management and highly compensated employees. The plan is designed to aid the Company in retaining and attracting executive employees by providing them with tax deferred savings opportunities. Under the plan, participants may elect to defer receipt of a portion of their annual eligible compensation. Amounts deferred under the plan are invested at the direction of the participant. The Company makes a matching contribution of up to 50% of the first 6% of the participant’s eligible compensation, not to exceed the participant’s deferred amounts. Matching contributions are credited to the participant’s deferral account as of the last day of each plan year. Fifty percent (50%) of all matching contributions, plus an additional amount equal to 10% of such matching contributions is deemed to be invested in the Company stock fund, and the remaining 50% of the matching contributions is allocated to investments selected by the participant. The participants are 100% vested in their deferred amounts at all times. Matching contributions vest at the rate of 33 1/3% each year and are fully vested on the third anniversary of contribution to the plan. A separate deferral account is maintained for each participant. Subject to the terms of the plan, distributions from the participant’s deferral account will be made as soon as practicable after the earlier of: completion of three full years or termination of employment. As of March 31, 2008, the Company’s deferred compensation liability balance was $0.3 million.

Note 10 – Subsequent Events

Credit Facility

On April 7, 2008, NFP received an increase in the maximum amount of revolving borrowings available under the credit facility (the “Increase”). The Increase was in the amount of $25 million and raised the maximum amount of revolving borrowings available from $225 million to $250 million, which is pursuant to the Credit Agreement among NFP, as borrower, the several lenders from time to time party thereto and the Administrative Agent.

As consideration for the Increase, NFP agreed to pay to the Administrative Agent, for the ratable benefit of the increasing lenders, a fee equal to 0.25% of the increased amount of such increasing lenders’ commitment, or approximately $62,500. Other than the changes mentioned above, there were no other significant changes to the Credit Agreement.

Acquisitions

Subsequent to March 31, 2008 and through May 7, 2008, the Company entered into a definitive agreement to acquire an employee benefits consulting firm located in Toronto, Canada. The consideration for this transaction is anticipated to include approximately $5.7 million in cash and the issuance of approximately 93,900 shares of NFP common stock.

Share Repurchase

Subsequent to March 31, 2008 and through May 7, 2008, NFP repurchased 72,700 shares of NFP common stock at an approximate cost of $25.38 per share. With the completion of these transactions, NFP has $33.8 million available to repurchase shares of NFP common stock under the initial Board of Directors authorization.

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

Executive Overview

The Company is a leading independent distributor of financial services products primarily to high net worth individuals and entrepreneurial companies. Founded in 1998 and commencing operations on January 1, 1999, NFP has grown internally and through acquisitions and as of March 31, 2008, operates a national distribution network with over 180 owned firms. During the three months ended March 31, 2008, revenue increased $42.2 million, or 17.3%, to $286.4 million from $244.2 million during the three months ended March 31, 2007. Net income increased $1.5 million, or 17.6%, to $10 million during the three months ended March 31, 2008 from $8.5 million in the same period a year earlier.

The Company’s firms earn revenue that consists primarily of commissions and fees earned from the sale of financial products and services to their clients. The Company’s firms also incur commissions and fees expense and operating expense in the course of earning revenue. NFP pays management fees to non-employee principals of its firms and/or certain entities they own based on the financial performance of each respective firm. The Company refers to revenue earned by the Company’s firms less the expenses of its firms, including management fees, as gross margin. The Company excludes amortization and depreciation from gross margin. These amounts are separately disclosed as part of Corporate and other expenses. Management uses gross margin as a measure of the performance of the firms that the Company has acquired. Gross margin has grown from $40.5 million, or 16.6% of revenue, during the three months ended March 31, 2007 to $49.5 million, or 17.3% of revenue, during the three months ended March 31, 2008.

The Company’s gross margin is offset by expenses that NFP incurs at the corporate level, including corporate and other expenses. Corporate and other expenses decreased from $25.4 million during the three months ended March 31, 2007 to $24.5 million during the three months ended March 31, 2008. Corporate and other expenses includes general and administrative expense, amortization, depreciation, impairment of goodwill and intangible assets, and (gain) loss on sale of subsidiaries. General and administrative expense includes the operating expenses of NFP’s corporate headquarters and a portion of stock-based compensation. General and administrative expense grew from $14.7 million during the three months ended March 31, 2007 to $16.2 million during the three months ended March 31, 2008. General and administrative expense as a percentage of revenue decreased to 5.7% during the three months ended March 31, 2008 from 6.0% for the same period in 2007.

Acquisitions

Under NFP’s typical acquisition structure, NFP acquires 100% of the equity of businesses that distribute financial services products on terms that are relatively standard across its acquisitions. To determine the acquisition price, NFP’s management first estimates the annual operating cash flow of the business to be acquired based on current levels of revenue and expense. For this purpose, management defines operating cash flow as cash revenue of the business less cash and non-cash expenses, other than amortization, depreciation and compensation to the business’ owners or individuals who subsequently become principals. Management refers to this estimated annual operating cash flow as “target earnings.” Typically, the acquisition price is a multiple (generally in a range of five to six times) of a portion of the target earnings, which management refers to as “base earnings.” Under certain circumstances, NFP has paid multiples in excess of six times based on the unique attributes of the transaction that justify the higher value. Base earnings averaged 52% of target earnings for all firms owned at March 31, 2008. In determining base earnings, management focuses on the recurring revenue of the business. Recurring revenue refers to revenue from sales previously made (such as renewal commissions on insurance products, commissions and administrative fees for ongoing benefit plans and mutual fund trail commissions) and fees for assets under management.

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

Sub-acquisitions

A sub-acquisition involves the acquisition by one of the Company’s firms of a business that is generally too small to qualify for a direct acquisition by NFP or where the individual running the business wishes to exit immediately or soon after the acquisition, prefers to partner with an existing principal or does not wish to become a principal. The acquisition multiple paid for sub-acquisitions is typically lower than the multiple paid for a direct acquisition by NFP.

Substantially all of NFP’s acquisitions have been paid for with a combination of cash and NFP common stock, valued at the fair market value at the time of acquisition. NFP typically requires its principals to take at least 30% of the total acquisition price in NFP common stock. However, in transactions involving institutional sellers, the purchase price typically consists of substantially all cash. Through March 31, 2008, principals have taken on average approximately 35% of the total acquisition price in NFP common stock. The following table shows acquisition activity (including sub-acquisitions) in the period:

(in thousands, except number of acquisitions)	Three Months Ended March 31, 2008
Number of acquisitions closed	8
Consideration:
Cash	$29,288
Common stock	12,035
Other (1)	342
$41,665
______________
(1)	Represents capitalized costs of the acquisitions.

Revenue

The Company’s firms generate revenue primarily from the following sources:

Life insurance commissions and estate planning fees. Insurance and annuity commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. First-year commissions are calculated as a percentage of the first twelve months’ premium on the policy and earned in the year that the policy is originated. In many cases, the Company’s firms receive renewal commissions for a period following the first year. Some of the Company’s firms receive fees for the settlement of life insurance policies. These fees are generally based on a percentage of the settlement proceeds. The Company’s firms also earn fees for developing estate plans. Revenue from life insurance activities also includes amounts received by the Company’s life brokerage entities, including its life settlements brokerage entities, that assist affiliated and non-affiliated producers with the placement and sale of life insurance.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2008 — (Continued)

(Unaudited)

Corporate and executive benefits commissions and fees. The Company’s firms earn commissions on the sale of insurance policies written for benefit programs. The commissions are paid each year as long as the client continues to use the product and maintain its broker of record relationship with the firm. The Company’s firms also earn fees for the development and implementation of corporate and executive benefit programs as well as fees for the duration that these programs are administered. Asset-based fees are also earned for administrative services or consulting related to certain benefits plans. Incidental to the corporate and executive benefits services provided to their customers, some of the Company's firms offer property and casualty insurance brokerage and advisory services. The Company believes that these services complement the corporate and executive benefits services provided to the Company's clients. In connection with these services, the Company earns commissions and fees.

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

NFP Securities, Inc. (“NFPSI”), NFP’s registered broker-dealer and investment adviser, also earns commissions and fees on the transactions effected through it. Most principals of the Company’s firms, as well as many of the Company’s affiliated third-party distributors, conduct securities or investment advisory business through NFPSI.

Although NFP’s operating history is limited, NFP believes that a significant number of its firms earn approximately 65% to 70% of their revenue in the first three quarters of the year and approximately 30% to 35% of their revenue in the fourth quarter.

Expenses

The following table sets forth certain expenses as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2008	2007
Total revenue	100.0%	100.0%
Cost of services:
Commissions and fees	33.6	33.2
Operating expenses	36.3	35.3
Management fees	12.8	14.9
Total cost of services (excludes items shown separately below)	82.7	83.4
Gross margin	17.3	16.6
Corporate and other expenses:
General and administrative	5.7	6.0
Amortization	3.4	3.3
Depreciation	1.1	1.0
Impairment of goodwill and intangible assets	0.7	0.7
Gain on sale of subsidiaries	(2.3)	(0.7)
Total corporate and other expenses	8.6%	10.3%

Cost of services

Commissions and fees. Commissions and fees are typically paid to third-party producers, who are producers that are affiliated with the Company’s firms. Commission and fees are also paid to non-affiliated producers who utilize the services of one or more of the Company’s life brokerage entities including the Company’s life settlements brokerage entities. Commissions and fees are also paid to non-affiliated producers who provide referrals and specific product expertise to NFP’s firms. When business is generated solely by a principal, no commission expense is incurred because principals are only paid from a share of the cash flow of the acquired firm through management fees. However, when income is generated by a third-party producer, the producer is generally paid a portion of the commission income, which is reflected as commission expense of the acquired firm. Rather than collecting the full commission and remitting a portion to a third-party producer, a firm may include the third-party producer on the policy application submitted to a carrier. The carrier will, in these instances, directly pay each named producer their respective share of the commissions and fees earned. When this occurs the firm will record only the commissions and fees it receives directly as revenue and have no commission expense. As a result, the NFP firm will have lower revenue and commission expense and a higher gross margin percentage. Gross margin dollars will be the same. The transactions in which a NFP firm is listed as the sole producer and pays commissions to a third-party producer, versus transactions in which the carrier pays each producer directly, will cause NFP’s gross margin percentage to fluctuate without affecting gross margin dollars or earnings. In addition, NFPSI pays commissions to the Company’s affiliated third-party distributors who transact business through NFPSI.

Operating expenses. The Company’s firms incur operating expenses related to maintaining individual offices, including compensating producing and non-producing staff. Firm operating expenses also include the expenses of NFPSI and of NFP Insurance Services, Inc. (“NFPISI”), two subsidiaries that serve the Company’s acquired firms and through which the Company’s acquired firms and its third-party distributors who are members of its marketing organizations access insurance and financial services products and manufacturers. The Company records share-based payments related to firm employees and firm activities to operating expenses as a component of cost of services.

Management fees. NFP pays management fees to the principals of its firms and/or certain entities they own based on the financial performance of the firms they manage. NFP typically pays a portion of the management fees monthly in advance. Once NFP receives cumulative preferred earnings (base earnings) from a firm, the principals and/or entity the principals own will earn management fees equal to earnings above base earnings up to target earnings. An additional management fee is paid in respect of earnings in excess of target earnings based on the ratio of base earnings to target earnings. For example, if base earnings equal 40% of target earnings, NFP receives 40% of earnings in excess of target earnings and the principals and/or the entities they own receives 60%. A majority of the Company’s acquisitions have been completed with a ratio of base earnings to target earnings of 50%. Management fees also include an accrual for certain performance-based incentive amounts payable under NFP’s ongoing incentive program. Incentive amounts are paid in a combination of cash and NFP’s common stock. In addition to the incentive award, NFP pays an additional cash incentive equal to 50% of the incentive award elected to be received in NFP common stock. This election is made subsequent to the completion of the incentive period. For firms that began their incentive period prior to January 1, 2005, the principal could elect from 0% to 100% to be paid in NFP’s common stock. No accrual is made for these additional cash incentives until the related election is made. However, for firms beginning their incentive period on or after January 1, 2005 (with the exception of Highland Capital Holding Corporation firms), the principal is required to take a minimum of 30% (maximum 50%) of the incentive award in common stock. The Company accrues on a current basis for these firms the additional cash incentive (50% of the stock portion of the award based upon the principal’s election) on the minimum percentage required to be received in company stock. Management fees are reduced by amounts paid by the principals and/or certain entities they own under the terms of the management agreement for capital expenditures, including sub-acquisitions, in excess of $50,000. These amounts may be paid in full or over a mutually agreeable period of time and are recorded as a “deferred reduction in management fees.” Amounts recorded in deferred reduction in management fees are amortized as a reduction in management fee expense generally over the useful life of the asset. The ratio of management fees to gross margin before management fees is dependent on the percentage of total earnings of the Company’s firms capitalized by the Company, the performance of the Company’s firms relative to base earnings and target earnings, the growth of earnings of the Company’s firms in the periods after their first three years following acquisition and the earnings of NFPISI, NFPSI, and a small number of firms without a principal, from which no management fees are paid. Due to NFP’s cumulative preferred position, if a firm produces earnings below target earnings in a given year, NFP’s share of the firm’s total earnings would be higher for that year. If a firm produces earnings at or above target earnings, the NFP’s share of the firm’s total earnings would be equal to the percentage of the earnings capitalized by NFP in the initial transaction, less any percentage due to additional management fees earned under ongoing incentive plans. The Company records share-based payments related to principals as management fees which are included as a component of cost of services.

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

The Company uses gross margin before management fees and gross margin before management fees as a percentage of total revenue to evaluate how the Company’s business is performing before giving consideration to a principal’s participation in their firm’s earnings. This measure is the one in which the principal is compensated for their direct operating authority and control and on which the Company measures the principal’s performance. Management fees, as a percentage of gross margin before management fees is a measure that management uses to evaluate how much of the Company’s margin and margin growth is being shared with principals. This management fee percentage is a variable, not a fixed, ratio. Management fees, as a percentage of gross margin before management fees will fluctuate based upon the aggregate mix of earnings performance by individual firms. It is based on the percentage of the Company’s earnings that are capitalized at the time of acquisition, the performance relative to NFP’s preferred position in the earnings and the growth of the individual firms and in the aggregate. Management fees may be higher during periods of strong growth due to the increase in incentive accruals. Higher incentive accruals will generally be accompanied by higher firm earnings. Where firm earnings decrease, management fees and management fee percentage may be lower as incentive accruals are either reduced or eliminated. Further, since NFP retains a cumulative preferred interest in firm earnings (“base earnings”) the relative percentage of management fees generally decreases as firm earnings decline. For firms that do not achieve base earnings, principals earn no management fee. Thus, a principal generally earns more management fees only when firm earnings grow and, conversely, principals earn less should earnings decline. This structure provides the Company with protection against earnings shortfalls through reduced management fee expense. In this manner the interests of both principals and shareholders remain aligned.

Management uses these non-GAAP measures to evaluate the performance of its firms and the results of the Company’s model. This cannot be effectively illustrated using the corresponding GAAP measures as management fees would be included in these GAAP measures and produce a less meaningful measure for this evaluation. On a firm specific basis the Company uses these measures to help the Company determine where to allocate corporate and other resources to assist firm principals to develop additional sources of revenue and improve their earnings performance. The Company may assist these firms in cross selling, providing new products or services, technology improvements, providing capital for sub-acquisitions or coordinating internal mergers. On a macro level, the Company uses these measurements to help it evaluate broad performance of products and services which, in turn, helps shape the Company’s acquisition policy. In recent years the Company has emphasized acquiring businesses with a higher level of recurring revenue, such as benefits businesses, and those which expand its platform capabilities. The Company also may use these measures to help it assess the level of economic ownership to retain in new acquisitions or existing firms. Finally, the Company uses these measures to monitor the effectiveness of its ongoing incentive plan.

Management fees were 42.6% of gross margin before management fees for the three months ended March 31, 2008 compared with 47.3% for the three months ended March 31, 2007. As gross margin before management fees as a percentage of total revenue has decreased, the principals’ percentage participation in these earnings have also declined. Although gross margin before management fees has grown, the management fee expense has not kept pace, primarily as the Company has increased its economic interest in recent acquisitions.

	Three Months Ended March 31,
	2008	2007
(dollars in thousands)
Revenue:
Commissions and fees	$286,396	$244,224
Cost of services:
Commissions and fees	96,280	81,307
Operating expenses (1)	103,839	86,131
Gross margin before management fees	86,277	76,786
Management fees	36,769	36,304
Gross margin	$49,508	$40,482
Gross margin as percentage of total revenue	17.3%	16.6%
Gross margin before management fees as a percentage of total revenue	30.1%	31.4%
Management fees, as a percentage of gross margin before management fees	42.6%	47.3%

______________

(1)	Excludes amortization and depreciation which are shown separately under Corporate and other expenses.

Corporate and other expenses

General and administrative. At the corporate level, the Company incurs general and administrative expense related to the acquisition of and administration of its firms. General and administrative expense includes both cash and stock-based compensation, occupancy, professional fees, travel and entertainment, technology, telecommunication, advertising and marketing, legal, internal audit and certain corporate compliance costs.

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

Impairment of goodwill and intangible assets. The firms the Company acquires may not continue to perform positively after the acquisition for various reasons, including legislative or regulatory changes that affect the products in which a firm specializes, the loss of key clients after acquisition, general economic factors that impact a firm in a direct way, the cultural incompatibility of an acquired firm’s management team with the Company and the death or disability of significant principals. In such situations, the Company may take impairment charges in accordance with SFAS 142 and SFAS 144 and reduce the carrying cost of acquired identifiable intangible assets (including book of business, management contracts, institutional customer relationships and trade name) and goodwill to their respective fair values. Management reviews and evaluates the financial and operating results of the Company’s acquired firms on a firm-by-firm basis throughout the year to assess the recoverability of goodwill and other intangible assets associated with these firms. In assessing the recoverability of goodwill and other intangible assets, management uses historical trends and makes projections regarding the estimated future cash flows and other factors to determine the recoverability of the respective assets. If a firm’s goodwill and other intangible assets do not meet the recoverability test, the firm’s carrying value will be compared to its estimated fair value. The fair value is based upon the amount at which the acquired firm could be bought or sold in a current transaction between NFP and the principals and/or the present value of the assets’ future cash flows. The intangible assets associated with a particular firm may be impaired when the firm has experienced a significant deterioration in its business indicated by an inability to produce at the level of base earnings for a period of more than four consecutive quarters and when the firm does not appear likely to improve its operating results or cash flows in the foreseeable future. Management believes that this is an appropriate time period to evaluate firm performance given the seasonal nature of many firms’ activities.

(Gain) loss on sale of subsidiaries. From time to time, NFP has disposed of acquired firms or certain assets of acquired firms. In these dispositions, NFP may realize a gain or loss on the sale of the acquired firms or certain assets of acquired firms.

Effect of New Accounting Pronouncements.

Business Combinations

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations,” which is a revision of SFAS No. 141, “Business Combinations.” The primary requirements of SFAS 141R are as follows:

•

Upon initially obtaining control, the acquiring entity in a business combination must recognize 100% of the fair values of the acquired assets, including goodwill, and assumed liabilities, with only limited exceptions even if the acquirer has not acquired 100% of its target. As a consequence, the current step acquisition model will be eliminated.

•

Contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration. The concept of recognizing contingent consideration at a later date when the amount of that consideration is determinable beyond a reasonable doubt will no longer be applicable.

•	All transaction costs will be expensed as incurred.

SFAS 141R is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. Adoption is prospective and early adoption is prohibited. The Company is currently evaluating the impact that the adoption of SFAS 141R will have on its consolidated financial statements and notes thereto.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), which is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The effective date of SFAS 160 is the same as that of the related SFAS 141R discussed above. SFAS 160 requires that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interest of the noncontrolling owners separately within the consolidated statement of financial position within equity, but separate from the parent’s equity and separately on the face of the consolidated statement of income. Further, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary should be accounted for consistently and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary should be initially measured at fair value. Management is currently evaluating the effect, if any, of SFAS 160 on the Company’s consolidated financial statements.

Other Pronouncements

In 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also responds to investors’ requests for expanded information about the extent to which entities measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for all interim periods within those fiscal years. The Company has adopted SFAS 157 effective January 1, 2008 for financial assets and liabilities and the impact was not deemed to be material to the Company’s consolidated financial statements. In accordance with FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” the Company delayed the application of SFAS 157 for non-financial assets, such as goodwill, and non-financial liabilities until January 1, 2009. The Company is in the process of evaluating the impact of SFAS 157 for non-financial assets and liabilities on the Company’s consolidated financial statements.

In 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”), which provides companies with an option to report selected financial assets and liabilities at fair value. The objective of SFAS 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company has elected not to report any financial assets or liabilities at fair value under SFAS 159 on January 1, 2008.

In August 2007, the FASB issued a proposed FASB Staff Position (“FSP”), FSP APB 14-a, to change the accounting treatment for convertible debt instruments that require or permit partial cash settlement upon conversion.  The FSP is expected to be effective for financial statements for fiscal years beginning after December 15, 2008. The proposed accounting change would require issuers to separate the convertible senior notes into two components: a non-convertible note and a conversion option.  If the proposed FSP is issued, approved and requires adoption to existing convertible debt instruments, NFP would recognize interest expense on its convertible debt instruments at its non-convertible debt borrowing rate rather than the stated rate (0.75%). While NFP has not completed its analysis of the FSP, NFP believes it will result in a significant negative impact on operating results, including earnings per share. As proposed, the FSP should not have any impact on cash payments or obligations due under the terms of NFP’s 0.75% convertible senior notes due February 1, 2012, or the convertible senior notes.

Results of Operations

NFP’s management monitors acquired firm revenue, commissions and fees expense and operating expense from new acquisitions as compared with existing firms. For this purpose, a firm is considered to be a new acquisition for the twelve months following the acquisition. After the first twelve months, a firm is considered to be an existing firm. Within any reported period, a firm may be considered to be a new acquisition for part of the period and an existing firm for the remainder of the period. Additionally, NFPSI and NFPISI are considered to be existing firms. Sub-acquisitions that do not separately report their results are considered to be part of the acquiring firm. The results of firms disposed of are also included in the calculations and the results of operations discussion set forth below include analysis of the relevant line items on this basis.

Three months ended March 31, 2008 compared with three months ended March 31, 2007

The following table provides a comparison of the Company’s revenue and expenses for the periods presented:

	For the Three Months Ended March 31,
	2008	2007	$ Change	% Change
	(in millions)
Statement of Operations Data:
Revenue:
Commissions and fees	$286.4	$244.2	$42.2	17.3%
Cost of services:
Commissions and fees	96.3	81.3	15.0	18.5
Operating expenses (1)	103.8	86.1	17.7	20.6
Management fees	36.8	36.3	0.5	1.4
Total cost of services	236.9	203.7	33.2	16.3
Gross margin	49.5	40.5	9.0	22.2
Corporate and other expenses:
General and administrative	16.2	14.7	1.5	10.2
Amortization	9.7	8.0	1.7	21.3
Depreciation	3.1	2.5	0.6	24.0
Impairment of goodwill and intangible assets	2.1	1.8	0.3	16.7
Gain on sale of subsidiaries	(6.6)	(1.6)	(5.0)	312.5
Total corporate and other expenses	24.5	25.4	(0.9)	(3.5)
Income from operations	25.0	15.1	9.9	65.6
Interest and other income	1.5	2.3	(0.8)	(34.8)
Interest and other expense	(3.1)	(2.0)	(1.1)	55.0
Net interest and other	(1.6)	0.3	(1.9)	(633.0)
Income before income taxes	23.4	15.4	8.0	51.9
Income tax expense	13.4	6.9	6.5	94.2
Net income	$10.0	$8.5	$1.5	17.6%

______________

(1)	Excludes amortization and depreciation which are shown separately under Corporate and other expenses.

Summary

Net income. Net income increased $1.5 million, or 17.6%, to $10 million in the three months ended March 31, 2008 compared with $8.5 million in the same period last year. The increase in net income was largely due to increased revenue, lower management fee percentage and a gain on the sale of subsidiaries offset by increases in commissions and fees expense and operating expense at the firm level, an increase in interest and other expense and income tax expense. Net income as a percentage of revenue was 3.5% for each of the three months ended March 31, 2008, and 2007.

Revenue

Commissions and fees. Commissions and fees increased $42.2 million, or 17.3%, to $286.4 million in the three months ended March 31, 2008 compared with $244.2 million in the same period last year. The Company’s revenue growth was derived from both internal growth at existing firms and the acquisition of new firms. Commissions and fees generated from new acquisitions totaled $25.6 million in the three months ended March 31, 2008. Revenue growth at NFPISI and NFPSI contributed $9.1 million to the increase, with $9.8 million added from existing acquired firms less $2.3 million from firms disposed prior to the first quarter of 2008. Revenue growth continues to reflect a broad mix of performance among the Company’s more than 180 acquired firms. Revenue growth in the first quarter of 2008 as compared with the first quarter of 2007 benefited from increased carrier capacity in the senior life markets and a strong acquisition year in 2007. Revenue growth slowed in the latter portion of the first quarter of 2008. NFP believes that certain components of its businesses were impacted by broad economic and credit market conditions.

Cost of services

Commissions and fees. Commissions and fees expense increased $15 million, or 18.5%, to $96.3 million in the three months ended March 31, 2008 compared with $81.3 million in the same period last year. New acquisitions accounted for an increase of $4.3 million in commissions and fees expense which was in addition to an increase of $10.7 million of expense at the Company’s existing firms. As a percentage of revenue, commissions and fees expense was 33.6% in the three months ended March 31, 2008 compared with 33.2% in the same period last year. Commissions and fees expense rose, as a percentage of revenue, largely due to increased payouts at life brokerage firms and NFPSI and an increase in business generated through third-party producers.

Operating expenses. Operating expenses increased $17.7 million, or 20.6%, to $103.8 million in the three months ended March 31, 2008 compared with $86.1 million in the same period last year. Approximately $8.7 million of the increase was due to the operating expenses of new acquisitions, and approximately $9 million was a result of increased operating expenses at the Company’s existing firms. As a percentage of revenue, operating expenses increased to 36.3% in the three months ended March 31, 2008 from 35.3% in the same period last year. Personnel and related costs continue to make up a significant portion of firm operating expenses and comprised over 70% of the operating expense increase in the quarter to quarter comparison. The first quarter of 2008 also included $0.5 million of additional rent expense incurred related to the relocation of six firms to the new corporate headquarters in mid-2008. Stock-based compensation to firm employees and for firm activities included in operating expenses as a component of cost of services in the first quarter of 2008 was $1 million versus $0.8 million in the 2007 quarter.

Management fees. Management fees increased $0.5 million, or 1.4%, to $36.8 million in the three months ended March 31, 2008 compared with $36.3 million in the three months ended March 31, 2007. Management fees were 42.6% of gross margin before management fees in the three months ended March 31, 2008 compared with 47.3% in the same period last year. Management fees as a percentage of revenue decreased to 12.8% in the three months ended March 31, 2008 from 14.9% in the same period last year. Management fees included an accrual of $1.1 million for ongoing incentive plans in the first quarter of 2008 compared with $3.2 million in the 2007 quarter. Incentive accruals will vary from period to period based on the mix of firms participating in the program and the volatility of their earnings. Excluding incentive payment accruals, management fees as a percentage of gross margin before management fees were 41.3% in the first quarter of 2008 compared with 43.1% in the prior year period. This decrease in management fees as a percentage of gross margin before management fees reflects the higher economic ownership percentages of firms acquired in 2007 and early 2008, the low economic ownership percentage of a firm disposed in 2007 and the reduction of management fees due to the management agreement buyout from an existing firm, in June 2007. In addition, management fees included $0.3 million of stock-based compensation expense in the three months ended March 31, 2008 compared with $0.2 million in the three months ended March 31, 2007.

Gross margin. Gross margin increased $9.0 million, or 22.2%, to $49.5 million in the three months ended March 31, 2008 compared with $40.5 million in the same period last year. As a percentage of revenue, gross margin increased to 17.3% in the three months ended March 31, 2008 compared with 16.6% in the same period last year. The gross margin percentage rose as the increase in commissions and fees expense and operating expenses as a percentage of revenue were more than offset by lower management fees.

Corporate and other expenses

General and administrative. General and administrative expense, which includes stock-based compensation, increased $1.5 million, or 10.2%, to $16.2 million in the three months ended March 31, 2008 compared with $14.7 million in the same period last year. As a percentage of revenue, general and administrative expense decreased to 5.7% in the three months ended March 31, 2008 compared with 6.0% in the same period last year. Included in the first quarter of 2008 was $1.5 million of additional rent expense related to the relocation of the corporate headquarters expected to occur in mid-2008. Included in the first quarter of 2007 were $0.4 million of expenses incurred in connection with a secondary offering. Excluding these two items general administrative expenses rose $0.4 million or 2.8%. Stock-based compensation included in general and administrative expenses was $1.9 million in the three months ended March 31, 2008 and 2007.

Amortization. Amortization increased $1.7 million, or 21.3%, to $9.7 million in the three months ended March 31, 2008 compared with $8.0 million in the same period last year. Amortization expense increased as a result of an 18.2% increase in amortizing intangible assets resulting primarily from new acquisitions. As a percentage of revenue, amortization was 3.4% in the three months ended March 31, 2008 compared with 3.3% in the three months ended March 31, 2007.

Depreciation. Depreciation expense increased $0.6 million, or 24.0%, to $3.1 million in the three months ended March 31, 2008 compared with $2.5 million in the same period last year. The increase in depreciation resulted from an increase in the number of owned firms and capital expenditures at the Company’s existing firms and at the corporate office. As a percentage of revenue, depreciation expense was 1.1% in the three months ended March 31, 2008 compared with 1.0% in the same period last year. Depreciation expense attributable to firm operations totaled $2.0 million in the three months ended March 31, 2008 compared with $1.5 million in the same period last year.

Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets increased $0.3 million to $2.1 million in the first quarter of 2008 compared with $1.8 million in the prior year period. The impairment related to three firms in the first quarter of 2008 and one firm in the 2007 quarter and resulted in a reduction of the carrying value of the identifiable intangible assets and goodwill associated with these firms to their estimated fair value. As a percentage of revenue, impairment of goodwill and intangibles was 0.7% for both the three months ended March 31, 2008 and the three months ended March 31, 2007.

Gain on sale of subsidiaries. During the first quarter of 2008, the Company recognized a gain from the sale of a subsidiary and certain assets of a second subsidiary totaling $6.6 million. The more significant gain was $6.5 million related to the sale of a wholesale group benefits subsidiary resulting from the strategic decision by its largest carrier to bring all wholesale distribution in-house, either by acquisition or cancellation of distribution arrangements. During the first quarter of 2007, the Company recognized a gain from the sale of three subsidiaries totaling $1.6 million.

Interest and other income. Interest and other income decreased $0.8 million, or 34.8% to $1.5 million in the three months ended March 31, 2008 compared with $2.3 million in the three months ended March 31, 2007, as the increase in average investable cash balances was offset by lower average rates earned during the current period, related to interest income. Other income declined due to the Company’s proportional share in the loss of its joint venture in Institutional Life Services, LLC of $0.3 million.

Interest and other expense. Interest and other expense increased $1.1 million, or 55.0%, to $3.1 million in the three months ended March 31, 2008 compared with $2.0 million in the same period last year. The increase is primarily due to higher average borrowings under the Company’s line of credit offset by a lower interest rate environment.

Income tax expense

Income tax expense. Income tax expense was $13.4 million in the three months ended March 31, 2008 compared with $6.9 million in the same period last year. The estimated effective tax rate in the first quarter of 2008 was 57.3%. Excluding FASB Interpretation No. 48 (“FIN 48”) adjustments for interest and penalties totaling $0.5 million and taxes relating to the disposal of subsidiaries totaling $5.5 million, the first quarter of 2008 tax rate was 44.1%. This compares with an estimated effective tax rate of 42.6% in the first quarter of 2007 which increases to 44.8% with the inclusion of interest and penalties totaling $0.4 million in accordance with FIN 48. For the full year 2007, the effective tax rate including FIN 48 adjustments was 46.1%. The effective tax rate was higher in the quarter ending March 31, 2008 primarily because of the disposition of one of the Company’s subsidiaries during the quarter. This subsidiary had a tax basis substantially lower than its book basis resulting in a relatively high percentage of the book gain payable in taxes. The estimated effective tax rate may be affected by future impairments, restructurings, state tax changes and factors which may be recognized as discrete items in the quarters in which they arise and, as a result, may impact income tax expense both in terms of absolute dollars and as a percentage of income before income taxes.

Liquidity and Capital Resources

The Company historically experiences its highest cash usage during the first quarter of each year as balances due to principals and/or certain entities they own for management fees and incentive bonuses earned are finalized and paid out, more acquisitions are completed and revenue and earnings decline from the fourth quarter of the prior year. The increase in cash usage during the first quarter generally requires increased borrowings under the credit facility. As the year progresses cash flows are expected to improve as earnings increase and acquisition activities moderate. With this increase in cash flow NFP generally reduces the borrowings under its credit facility.

A summary of the changes in cash flow data is provided as follows:

	Three Months Ended March 31,
(in thousands)	2008	2007
Net cash flows provided by (used in):
Operating activities	$(58,811)	$(27,347)
Investing activities	(22,183)	(70,996)
Financing activities	32,475	80,970
Net decrease in cash and cash equivalents	(48,519)	(17,373)
Cash and cash equivalents – beginning of period	114,182	98,206
Cash and cash equivalents – end of period	$65,663	$80,833

Cash and cash equivalents at March 31, 2008 decreased $48.5 million from $114.2 million at December 31, 2007 to $65.7 million at March 31, 2008. The decrease in cash and cash equivalents during the three months ended March 31, 2008 resulted primarily from cash used in operating activities, payments for acquired firms, net of cash acquired, partially offset by proceeds from disposal of subsidiaries and net borrowings under the credit facility.

Operating activities

During the three months ended March 31, 2008, cash used in operating activities was $58.8 million, primarily due to a decrease in amounts due to principals and/or certain entities they own of $51.3 million, accrued liabilities of $29.2 million, accounts payable of $9.4 million, and an increase in other non-current assets of $15.6 million, offset by net income plus non-cash charges of $21.7 million, and a decrease in commissions, fees and premiums receivable of $25.8 million. The increase in other non-current assets results from the acquisition of a group benefits intermediary and subsequent merger with an existing wholly owned subsidiary of the Company where a portion of the consideration was treated as prepaid management fee. During the three months ended March 31, 2007, cash used in operating activities was $27.3 million, primarily due to a decrease in amounts due to principals and/or certain entities they own of $46.0 million, accrued liabilities of $10.4 million, and accounts payable of $19.2 million, offset by an increase in other non-current liabilities of $4.6 and a decrease in commissions, fees and premiums receivable of $43.1 million.

Investing activities

During the three months ended March 31, 2008 and 2007, cash used in investing activities was $22.2 million and $71.0 million, respectively, in both cases for the acquisition of firms and property and equipment. During the three months ended March 31, 2008 and 2007, the Company used $30.1 million and $70.2 million, respectively, for payments for acquired firms and contingent consideration. In each period, payments for acquired firms represented the largest use of cash in investing activities. During the first quarter of 2008 capital expenditures were higher at $13.0 million compared with $1.9 million in the 2007 quarter due to construction and other costs related to the relocation of the corporate headquarters and the concurrent consolidation of space with six firms.

Financing activities

During the three months ended March 31, 2008 and 2007, cash provided by financing activities was $32.5 million and $81.0 million, respectively. During the three months ended March 31, 2008, net borrowings under the Company’s line of credit were $48.0 million. Cash dividends paid in the three months ended March 31, 2008 were $8.2 million.

During the three months ended March 31, 2008, pursuant to NFP’s share repurchase authorization, NFP repurchased 333,400 shares of NFP common stock for $9.3 million.

During the three months ended March 31, 2007, NFP issued convertible senior notes resulting in proceeds to NFP, net of associated costs, of $222.4 million. NFP utilized $106.6 million to repurchase 2.3 million shares of its common stock from Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. (collectively, “Apollo”) in a privately negotiated transaction. NFP also sold warrants for aggregate proceeds of $34.0 million and purchased a convertible note hedge for $55.9 million for a net cost to the Company of $21.9 million. The Company also received $7.0 million in cash proceeds payable to the Company from the exercise of principal and employee stock options. This $7.0 million of cash proceeds included $4.7 million (including tax benefit) from the exercise of 349,455 shares in connection with a secondary public offering in January 2007.

Cash provided by financing activities was primarily the result of net borrowings under NFP’s credit facility. The Company uses this credit facility primarily to finance acquisitions and fund general corporate purposes.

Some of the Company’s firms maintain premium trust accounts, which represent payments collected from insureds on behalf of carriers. Funds held in these accounts are invested in cash, cash equivalents and securities purchased under resale agreements overnight. As of March 31, 2008, the Company had cash, cash equivalents and securities purchased under resale agreements in premium trust accounts of $77.3 million, a decrease of $3.1 million from the balance as of December 31, 2007 of $80.4 million. Increases or decreases in these accounts relate to the volume and timing of payments from insureds and the timing of the Company’s remittances to carriers. These increases or decreases are largely offset by changes in premiums payable to insurance carriers.

Management believes that the Company’s existing cash, cash equivalents, funds generated from its operating activities and funds available under its credit facility will provide sufficient sources of liquidity to satisfy its financial needs for the next twelve months. However, if circumstances change, the Company may need to raise debt or additional capital in the future.

Borrowings

Credit Facility

On January 16, 2007, NFP entered into an amendment (the “Amendment”) to its $212.5 million credit facility, dated as of August 22, 2006, with various financial institutions party thereto and Bank of America, N.A., as administrative agent (the “Administrative Agent”). The Amendment, among other things, modified certain covenants to which NFP was subject under the Credit Agreement, dated as of August 22, 2006 (as amended, the “Credit Agreement”) and made other changes in contemplation of the issuance by NFP of the convertible senior notes due 2012 (discussed separately below). Under the Amendment, NFP can incur up to $250 million in aggregate principal amount outstanding in unsecured indebtedness and unsecured subordinated indebtedness subject to certain conditions; previously, NFP could incur $75 million of unsecured subordinated debt. The Amendment also provides that cumulative Restricted Payments (as defined in the Amendment), which include but are not limited to dividends and share repurchases, may not exceed 50% of consolidated net income for the then completed fiscal quarters of the Company commencing with the fiscal quarter ending March 31, 2006 plus $150 million; previously, Restricted Payments could not exceed 50% of consolidated net income for the then completed fiscal quarters of the Company commencing with the fiscal quarter ending March 31, 2006 plus $125 million. In addition, to induce the credit facility lenders to consent to the Amendment, NFP agreed to pay to the administrative agent for the ratable benefit of the credit facility lenders that signed the Amendment an amendment fee equal to 0.05% of the commitments of such lenders. The $212.5 million credit facility replaced NFP’s previous $175 million credit facility and is used primarily to finance acquisitions and fund general corporate purposes.

On May 29, 2007, a new lender was added pursuant to a Lender Joinder Agreement, which increased the $212.5 million credit facility to $225 million. On April 7, 2008, NFP received an increase in the maximum amount of revolving borrowings available under the credit facility (the “Increase”). The Increase was in the amount of $25 million and raised the maximum amount of revolving borrowings available from $225 million to $250 million, which is pursuant to the Credit Agreement among NFP, as borrower, the several lenders from time to time party thereto and the Administrative Agent.

As consideration for the Increase, NFP agreed to pay to the Administrative Agent, for the ratable benefit of the increasing lenders, a fee equal to 0.25% of the increased amount of such increasing lenders’ commitment, or approximately $62,500. Other than the changes mentioned above, there were no other significant changes to the Credit Agreement.

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

The credit facility is structured as a revolving credit facility and matures on August 22, 2011. NFP’s obligations under the credit facility are secured by all of its and its subsidiaries’ assets. Up to $35 million of the credit facility is available for the issuance of letters of credit and there is a $10 million sublimit for swingline loans. The credit facility contains various customary restrictive covenants that prohibit the Company from, subject to various exceptions and among other things: (i) incurring additional indebtedness or guarantees, (ii) creating liens or other encumbrances on property or granting negative pledges, (iii) entering into a merger or similar transaction, (iv) selling or transferring certain property, (v) declaring dividends or making other restricted payments and (vi) making investments. In addition, the credit facility contains financial covenants requiring the Company to maintain a minimum interest coverage ratio and a maximum consolidated leverage ratio. As of March 31, 2008, management believes that the Company was in compliance with all covenants under the facility.

As of March 31, 2008, the combined year-to-date weighted average interest rate for NFP’s credit facility was 5.38%. The weighted average of its previous credit facility in the prior year period was 6.20%

NFP had outstanding borrowings of $174 million under the credit facility at March 31, 2008 and $70 million of outstanding borrowings at March 31, 2007. At December 31, 2007, outstanding borrowings were $126 million. NFP has historically drawn upon its credit facilities primarily to fund its acquisitions which tend to occur more frequently earlier in the year and reduce borrowings during the latter part of the year.

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

Concurrent with the issuance of the notes, NFP entered into a convertible note hedge and warrant transactions with an affiliate of one of the underwriters for the notes. The transactions are expected to reduce the potential dilution to NFP’s common stock upon future conversions of the notes. Under the convertible note hedge NFP purchased 230,000 call options for an aggregate premium of $55.9 million. Each call option entitles NFP to repurchase an equivalent number of shares issued upon conversion of the notes at the same strike price ($55.62 per share), generally subject to the same adjustments. The call options expire on the maturity date of the notes. NFP sold warrants for an aggregate premium of $34 million. The warrants expire ratably over a period of 40 scheduled trading days between May 1, 2012 and June 26, 2012, on which dates, if not previously exercised, the warrants will be treated as automatically exercised if they are in the money. The warrants provide for net-share settlement. The net cost of the convertible note hedge and warrants to the Company is $21.9 million. Debt issuance costs associated with the notes of approximately $7.6 million are recorded in other current and non-current assets and will be amortized over the term of the notes.

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

Dividends

NFP paid a quarterly cash dividend of $0.21 per share of common stock on January 7, 2008 and April 7, 2008. The declaration and payment of future dividends to holders of NFP’s common stock will be at the discretion of NFP’s Board of Directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements, and other factors as NFP’s Board of Directors deems relevant. Based on the most recent quarterly dividend declared of $0.21 per share of common stock and the number of shares held by stockholders of record on March 17, 2008, the total annual cash requirement for dividend payments would be approximately $33.2 million.

Off-Balance Sheet Arrangements

The Company had no material off-balance sheet arrangements during the three months ended March 31, 2008.

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

NFP has a credit facility and cash, cash equivalents and securities purchased under resale agreements in premium trust accounts. Interest income and expense on the preceding items are subject to short-term interest rate risk. Based on the weighted average borrowings under NFP’s credit facility during the three months ended March 31, 2008 and 2007, a 1% change in short-term interest rates would have affected the Company’s income before income taxes by approximately $1.8 million for the three months ended March 31, 2008 and $0.6 million for the three months ended March 31, 2007. Based on the weighted average amount of cash, cash equivalents and securities purchased under resale agreements in premium trust accounts during the three months ended March 31, 2008 and 2007, a 1% change in short-term interest rates would have affected the Company’s income before income taxes by approximately $1.6 million and $1.4 million, respectively. Further, broad economic and credit market conditions may impact the availability or attractiveness of certain products from which the Company earns revenue.

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

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities

Since January 1, 2008 and through March 31, 2008, NFP has issued the following securities:

NFP has issued 353,820 shares of common stock with a value of approximately $12.0 million to principals in connection with the acquisition of firms. NFP has not issued any shares of common stock to principals related to contingent consideration and other.

Since April 1, 2008 and through May 7, 2008, NFP has issued the following securities:

NFP anticipates issuing approximately 93,900 shares of common stock with a value of approximately $2.6 million in connection with the acquisition of firms. NFP has issued 23,197 shares of common stock with a value of approximately $1.1 million related to contingent consideration and other.

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

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (d)	Maximum number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (d)
January 1, 2008 – January 31, 2008	1,916	(a)	$45.61	—	$—
February 1, 2008 – February 29, 2008	210,462	(b)	$28.15	208,400	$39,131,936
March 1, 2008 – March 31, 2008	136,032	(c)	$27.35	125,000	$35,671,723
Total	348,410		$27.94	333,400	$35,671,723

(a)	1,916 shares were reacquired relating to the satisfaction of an amount due from principal and/or certain entities owned. No gain or loss was recorded on the transaction.
(b)	2,062 shares were reacquired relating to the sale of certain assets of a firm, and 208,400 shares were reacquired relating to NFP’s share repurchase authorization.
(c)	11,032 shares were reacquired relating to the sale of certain assets of a subsidiary, and 125,000 shares were reacquired relating to NFP’s share repurchase authorization.
(d)	On February 5, 2008, NFP’s Board of Directors authorized the repurchase of up to $45.0 million of NFP’s stock in the open market, at times and in such amounts as management deems appropriate.

EXHIBIT INDEX

Item 6. Exhibits

Exhibit No.	Description

10.1	Independent Contractor Personal Services Agreement, dated as of February 22, 2008, between National Financial Partners Corp. and Robert R. Carter

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Financial Partners Corp.

Signature	Title	Date

/S/ JESSICA M. BIBLIOWICZ	Chairman, President and Chief Executive Officer	May 8, 2008
Jessica M. Bibliowicz

/S/ MARK C. BIDERMAN	Vice Chairman, Executive Vice President and Chief Financial Officer	May 8, 2008
Mark C. Biderman

EXHIBIT INDEX

Exhibit No.	Description

10.1	Independent Contractor Personal Services Agreement, dated as of February 22, 2008, between National Financial Partners Corp. and Robert R. Carter

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002