Form 10-Q
period 2008-06-30
NATIONAL FINANCIAL PARTNERS CORP
filed 2008-08-07
CIK 1183186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-Q

______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM	TO

Commission File Number: 001-31781

NATIONAL FINANCIAL PARTNERS CORP.

(Exact name of registrant as specified in its charter)

Delaware	13-4029115
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

340 Madison Avenue, 19th Floor New York, New York	10173
(Address of principal executive offices)	(Zip Code)

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

The number of outstanding shares of the registrant’s Common Stock, $0.10 par value, as of July 31, 2008 was 39,702,718.

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

These forward-looking statements are based on management’s current views with respect to future results, and are subject to risks and uncertainties. Forward-looking statements are based on beliefs and assumptions made by management using currently available information, such as market and industry materials, experts’ reports and opinions, and trends. These statements are only predictions and are not guarantees of future performance. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by a forward-looking statement. These factors include, without limitation:

•	NFP’s success in acquiring high-quality independent financial services distribution firms;

•	the performance of the Company’s firms following acquisition;

•	competition in the business of providing financial services to high net worth individuals and companies;

•	NFP’s ability, through its operating structure, to respond quickly and effectively to regulatory, operational or financial situations;

•	the Company’s ability to effectively manage its business through the principals of its firms;

•	changes in tax laws, including the elimination or modification of the federal estate tax and any change in the tax treatment of life insurance products;

•	developments in the pricing, design or underwriting of insurance products or in the Company’s relationships with insurance companies;

•	changes in premiums and commission rates and the rates of other fees paid to the Company’s firms, including life settlement and registered investment advisory fees;

•

adverse developments or volatility in the markets in which the Company operates, resulting in fewer sales in financial products and services, including the availability of credit in connection with the purchase of such products and services;

•

adverse results or other consequences from litigation, arbitration, regulatory investigations and inquiries, or internal compliance initiatives, including those related to compensation agreements with insurance companies and activities within the life settlements industry;

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

•	changes in interest rates or general economic and credit market conditions;

•	securities and capital markets behavior, including fluctuations in the price of NFP’s common stock;

•

the impact of legislation or regulations in jurisdictions in which NFP’s subsidiaries operate, including the possible adoption of comprehensive and exclusive federal regulation over all interstate insurers;

•

the impact of the adoption of certain accounting treatments, including FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” and SFAS No. 141 (revised 2007), “Business Combinations;”

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

Part I – Financial Information

Item 1. Financial Statements (Unaudited)

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(in thousands, except per share amounts)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$65,259	$114,182
Cash, cash equivalents and securities purchased under resale agreements in premium trust accounts	78,289	80,403
Commissions, fees and premiums receivable, net	113,247	151,195
Due from principals and/or certain entities they own	23,081	14,366
Notes receivable, net	6,523	5,658
Deferred tax assets	11,623	17,413
Other current assets	22,764	17,034
Total current assets	320,786	400,251
Property and equipment, net	50,426	31,823
Deferred tax assets	21,654	20,561
Intangibles, net	470,229	475,149
Goodwill, net	641,050	610,499
Notes receivable, net	20,479	12,588
Other non-current assets	31,163	9,209
Total assets	$1,555,787	$1,560,080
LIABILITIES
Current liabilities:
Premiums payable to insurance carriers	$79,325	$78,450
Borrowings	169,000	126,000
Income taxes payable	—	2,480
Due to principals and/or certain entities they own	26,155	68,493
Accounts payable	22,071	33,404
Dividends payable	8,255	8,171
Accrued liabilities	60,689	84,360
Total current liabilities	365,495	401,358
Deferred tax liabilities	120,426	116,115
Convertible senior notes	230,000	230,000
Other non-current liabilities	57,673	49,440
Total liabilities	773,594	796,913
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value: Authorized 200,000 shares; none issued	—	—
Common stock, $0.10 par value: Authorized 180,000 shares; 43,451 and 42,472 issued and 39,175 and 38,935 outstanding, respectively	4,341	4,244
Additional paid-in capital	816,304	780,678
Retained earnings	122,998	119,197
Treasury stock, 4,239 and 3,500 shares, respectively, at cost	(161,450)	(140,952)
Total stockholders’ equity	782,193	763,167
Total liabilities and stockholders’ equity	$1,555,787	$1,560,080

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Commissions and fees	$287,457	$282,995	$573,853	$527,219
Cost of services:
Commissions and fees	93,991	88,470	190,271	169,777
Operating expenses (1)	100,358	87,767	204,197	173,898
Management fees (2)	40,818	48,049	77,587	84,353
Total cost of services	235,167	224,286	472,055	428,028
Gross margin	52,290	58,709	101,798	99,191
Corporate and other expenses:
General and administrative	16,180	14,858	32,363	29,561
Amortization and depreciation	12,820	11,044	25,625	21,518
Impairment of goodwill and intangible assets	2,848	1,184	5,028	3,013
Management agreement buyout	—	13,046	—	13,046
Gain on sale of subsidiaries	(463)	(401)	(7,087)	(1,984)
Total corporate and other expenses	31,385	39,731	55,929	65,154
Income from operations	20,905	18,978	45,869	34,037
Interest and other income	1,187	2,419	2,756	4,740
Interest and other expense	(2,698)	(2,752)	(5,826)	(4,733)
Net interest and other	(1,511)	(333)	(3,070)	7
Income before income taxes	19,394	18,645	42,799	34,044
Income tax expense	8,994	8,237	22,394	15,143
Net income	$10,400	$10,408	$20,405	$18,901
Earnings per share:
Basic	$0.26	$0.28	$0.52	$0.50
Diluted	$0.25	$0.26	$0.50	$0.47
Dividends declared per share	$0.21	$0.18	$0.42	$0.36
Weighted average shares outstanding:
Basic	39,562	37,833	39,501	37,745
Diluted	41,004	39,943	41,092	39,882

______________

(1)	Excludes amortization and depreciation which are shown separately under Corporate and other expenses.
(2)	Excludes management agreement buyout shown separately under Corporate and other expenses.

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - in thousands)

	Six Months Ended June 30,
	2008	2007
Cash flow from operating activities:
Net income	$20,405	$18,901
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Deferred taxes	414	(6,791)
Stock-based compensation	6,742	6,387
Impairment of goodwill and intangible assets	5,028	3,013
Amortization of intangibles	19,416	16,408
Depreciation	6,209	5,110
Gain on sale of subsidiaries	(7,087)	(1,984)
Other, net	—	3,554
(Increase) decrease in operating assets:
Cash, cash equivalents and securities purchased under resale agreements in premium trust accounts	2,114	(2,436)
Commissions, fees and premiums receivable, net	38,124	33,374
Due from principals and/or certain entities they own	(8,715)	(6,395)
Notes receivable, net – current	(953)	(617)
Other current assets	(5,730)	(1,587)
Notes receivable, net – non-current	(8,472)	(2,420)
Other non-current assets	(13,973)	1,321
Increase (decrease) in operating liabilities:
Premiums payable to insurance carriers	875	656
Income taxes payable	(547)	(12,241)
Due to principals and/or certain entities they own	(42,464)	(34,780)
Accounts payable	(11,486)	(16,971)
Accrued liabilities	(20,554)	(2,251)
Other non-current liabilities	8,966	3,051
Total adjustments	(32,093)	(15,599)
Net cash (used in) provided by operating activities	(11,688)	3,302
Cash flow from investing activities:
Proceeds from disposal of subsidiaries	21,283	1,920
Purchases of property and equipment, net	(24,883)	(5,133)
Payments for acquired firms, net of cash, and contingent consideration	(40,793)	(108,413)
Net cash used in investing activities	(44,393)	(111,626)
Cash flow from financing activities:
Repayments of borrowings	(85,000)	(120,000)
Proceeds from borrowings	128,000	127,000
Proceeds from convertible senior notes	—	230,000
Convertible senior notes issuance costs	—	(7,578)
Proceeds from warrants sold	—	34,040
Purchase of call options	—	(55,890)
Proceeds from stock-based awards, including tax benefit	2,546	9,234
Payments for treasury stock repurchase	(21,921)	(106,605)
Dividends paid	(16,467)	(13,754)
Net cash provided by financing activities	7,158	96,447
Net decrease in cash and cash equivalents	(48,923)	(11,877)
Cash and cash equivalents, beginning of the period	114,182	98,206
Cash and cash equivalents, end of the period	$65,259	$86,329
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$22,019	$23,688
Cash paid for interest	$4,919	$2,174
Non-cash transactions:
See Note 8

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2008

(Unaudited)

Note 1 - Nature of Operations

National Financial Partners Corp. (“NFP”), a Delaware corporation, was formed on August 27, 1998, but did not commence operations until January 1, 1999. The principal business of NFP and its subsidiaries (the “Company”) is the acquisition and management of operating companies it acquires which form a national distribution network that offers financial services, including life insurance and wealth transfer, corporate and executive benefits, financial planning and investment advisory services to high net worth individuals and companies. As of June 30, 2008, the Company owned more than 180 firms.

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

Property, equipment and depreciation

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, generally 3 to 7 years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the leases. Amortization and depreciation expense totaling $3.9 million and $3.1 million for the six months ended June 30, 2008 and 2007, respectively, has been excluded from operating expenses in Cost of services and included in Corporate and other expenses.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2008 — (Continued)

(Unaudited)

Revenue recognition

Insurance and annuity commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. First-year commissions are calculated as a percentage of the first twelve months’ premium on the policy and earned in the year that the policy is originated. In many cases, the Company receives renewal commissions for a period following the first year, if the policy remains in force. Some of the Company’s firms also receive fees for the settlement of life insurance policies. These fees are generally based on a percentage of the settlement proceeds received by their clients, and recognized as revenue when the policy is transferred and the rescission period has ended. The Company also earns commissions on the sale of insurance policies written for benefit programs. The commissions are paid each year as long as the client continues to use the product and maintain its broker of record relationship with the Company. The Company also earns fees for the development and implementation of corporate and executive benefit programs as well as fees for the duration that these programs are administered. Asset-based fees are earned for administrative services or consulting related to certain benefits plans. Insurance commissions are recognized as revenue when the following criteria are met: (1) the policy application and other carrier delivery requirements are substantially complete, (2) the premium is paid, and (3) the insured party is contractually committed to the purchase of the insurance policy. Carrier delivery requirements may include additional supporting documentation, signed amendments and premium payments. Subsequent to the initial issuance of the insurance policy, premiums are billed directly by carriers. Commissions earned on renewal premiums are generally recognized upon receipt from the carrier, since that is typically when the Company is first notified that such commissions have been earned. The Company carries an allowance for policy cancellations, which approximated $1.2 million at both June 30, 2008 and June 30, 2007, that is periodically evaluated and adjusted as necessary. Miscellaneous commission adjustments are generally recorded as they occur. Contingent commissions are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably estimated prior to receipt of the commission.

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

June 30, 2008 — (Continued)

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

June 30, 2008 — (Continued)

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

In May 2008, FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 is effective for financial statements for fiscal years beginning after December 15, 2008. FSP APB 14-1 would require issuers to separate the convertible senior notes into two components: a non-convertible note and a conversion option. FSP APB 14-1 requires adoption to existing convertible debt instruments and as such NFP will need to recognize interest expense on its convertible debt instruments at its non-convertible debt borrowing rate rather than the stated rate (0.75%). NFP has completed a preliminary analysis of FSP APB 14-1 and NFP believes it will result in a significant decrease in net income and earnings per share. FSP APB 14-1 shall be applied retrospectively to all periods presented including prior periods. Early adoption is not permitted. FSP APB 14-1 will not have any impact on cash payments or obligations due under the terms of NFP’s 0.75% convertible senior notes which mature on February 1, 2012.

Note 3 - Earnings Per Share

The computations of basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
(in thousands, except per share amounts)
Basic:
Net income	$10,400	$10,408	$20,405	$18,901
Average shares outstanding	39,372	37,790	39,406	37,724
Contingent consideration and incentive payments	190	43	95	21
Total	39,562	37,833	39,501	37,745
Basic earnings per share	$0.26	$0.28	$0.52	$0.50
Diluted:
Net income	$10,400	$10,408	$20,405	$18,901
Average shares outstanding	39,372	37,790	39,406	37,724
Stock held in escrow	37	37	37	37
Contingent consideration and incentive payments	322	172	322	172
Stock-based awards	1,266	1,942	1,317	1,947
Other	7	2	10	2
Total	41,004	39,943	41,092	39,882
Diluted earnings per share	$0.25	$0.26	$0.50	$0.47

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2008 — (Continued)

(Unaudited)

Note 4 - Acquisitions

During the six months ended June 30, 2008, the Company acquired nine firms that offer life insurance and wealth transfer, corporate and executive benefits and other financial services to high net worth individuals and companies. These acquisitions allowed NFP to expand its presence in desirable geographic locations, further extend its presence in the financial services industry and increase the volume of services currently provided.

The purchase price, including direct costs, associated with acquisitions accounted for as purchases, and the allocations thereof, are summarized as follows:

	Six Months Ended June 30,
(in thousands)	2008	2007
Consideration:
Cash	$29,563	$102,158
Common stock	12,035	22,776
Other	499	647
Totals	$42,097	$125,581
Allocation of purchase price:
Net tangible assets	$37	$9,396
Cost assigned to intangibles:
Book of business	13,084	28,619
Management contract	10,663	37,914
Trade name	271	757
Goodwill, net of deferred tax adjustment	18,042	48,895
Total	$42,097	$125,581

The price per share paid by NFP is generally based upon an average fair market value of NFP’s publicly traded common stock over a specified period of time prior to the closing date of the acquisition.

In connection with the nine acquisitions, the Company has contingent obligations based upon the future earnings of the acquired entities that are not included in the purchase price that was recorded for these acquisitions at the date of acquisition. Future payments made under this arrangement will be recorded as an adjustment to purchase price when the contingencies are settled. As of June 30, 2008, the maximum amount of contingent obligations for the nine firms, which is largely based on growth in earnings, was $24.9 million.

As of June 30, 2008, the Company did not capitalize any amounts relating to contingent consideration for firms acquired in 2008 and capitalized $0.8 million of contingent consideration for firms acquired during the six months ended June 30, 2007.

In connection with the nine acquisitions, the Company expects approximately $4.3 million of goodwill to be deductible over 15 years for tax purposes.

In connection with the acquisition of a group benefits intermediary and its subsequent merger with an existing wholly-owned subsidiary of the Company, a portion of the consideration, totaling $23.1 million, was treated as prepaid management fee which will be amortized to management fee expense over the remaining term of the management contract (19 years). At June 30, 2008, approximately $0.6 million was amortized to management fee expense; $1.2 million was included in other current assets; and $21.3 million was included in other non-current assets.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2008 — (Continued)

(Unaudited)

The following table summarizes the required disclosures of the pro forma combined entity, as if these acquisitions occurred at January 1, 2008 and 2007, respectively:

	Six Months Ended June 30,
(in thousands, except per share amounts)	2008	2007
Revenue	$574,517	$539,066
Income before income taxes	$42,903	$36,793
Net income	$20,454	$20,426
Earnings per share – basic	$0.52	$0.54
Earnings per share – diluted	$0.50	$0.51

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred at January 1, 2008 and 2007, respectively, nor is it necessarily indicative of future operating results.

 Note 5 - Goodwill and Other Intangible Assets

Goodwill:

The changes in the carrying amount of goodwill for the six months ended June 30 2008 are as follows:

(in thousands)	2008
Balance as of January 1,	$610,499
Goodwill acquired during the year, including goodwill related to the deferred tax liability of $6,249	24,291
Contingent consideration	14,076
Firm disposals, firm restructures and other, net	(5,576)
Impairment of goodwill	(2,240)
Balance as of June 30,	$641,050

Acquired intangible assets:

	As of June 30, 2008		As of December 31, 2007
(in thousands)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortizing identified intangible assets:
Book of business	$223,639	$(89,296)	$214,721	$(80,365)
Management contract	383,533	(70,688)	381,578	(64,145)
Institutional customer relationships	15,700	(2,835)	15,700	(2,399)
Total	$622,872	$(162,819)	$611,999	$(146,909)
Non-amortizing intangible assets:
Goodwill	$653,348	$(12,298)	$622,865	$(12,366)
Trade name	10,306	(130)	10,193	(134)
Total	$663,654	$(12,428)	$633,058	$(12,500)

Aggregate amortization expense for intangible assets subject to amortization for the six months ended June 30, 2008 was $19.4 million. Intangibles related to book of business, management contract and institutional customer relationships are being amortized over a 10-year, 25-year and 18-year period, respectively. Based on the Company’s acquisitions as of June 30, 2008, estimated amortization expense for each of the next five years is $38.7 million per year. Estimated amortization expense for each of the next five years will change primarily as the Company continues to acquire firms.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2008 — (Continued)

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

Impairments were identified among four firms and three firms for the six months ended June 30, 2008 and 2007, respectively. The Company compared the carrying value of each firm’s long-lived assets with an estimate of their respective fair values. The fair value is based upon the amount at which the long-lived assets could be bought or sold in a current transaction between the Company and its principals, and/or the present value of the assets’ future cash flow. Based upon this analysis, the following impairments of amortizing intangible assets were recorded:

(in thousands)	Six Months Ended June 30,
	2008	2007
Amortizing identified intangible assets:
Book of business	$190	$46
Management contract	2,586	1,783
Institutional customer relationships	—	—
Total	$2,776	$1,829

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

(in thousands)	Six Months Ended June 30,
	2008	2007
Non-amortizing identified intangible assets:
Trade name	$12	$13
Goodwill	2,240	1,171
Total	$2,252	$1,184

In accordance with SFAS 144, long-lived assets, such as purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company generally performs its recoverability test on a quarterly basis for each of its acquired firms that have experienced a significant deterioration in its business indicated principally by an inability to produce base earnings for the current and preceding four consecutive quarters. Management believes this is an appropriate time period to evaluate firm performance. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted cash flows expected to be generated by the asset and by the eventual disposition of the asset. If the estimated undiscounted cash flows are less than the carrying amount of the underlying asset, an impairment may exist. The Company measures impairments on identifiable intangible assets subject to amortization by comparing a discounted cash flow to the carrying amount of the asset. In the event that the discounted cash flows are less than the carrying amount, an impairment charge will be recognized for the difference in the consolidated statements of income.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2008 — (Continued)

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

Note 6 – Borrowings

Credit Facility

NFP has a $250 million credit facility with various financial institutions party thereto and Bank of America, N.A., as administrative agent (the “Administrative Agent”) used primarily to finance acquisitions and fund general corporate purposes. NFP increased the maximum amount of revolving borrowings available under the credit facility from $225 million to $250 million on April 8, 2008. As consideration for the increase, NFP agreed to pay to the Administrative Agent, for the ratable benefit of the increasing lenders, a fee equal to 0.25%, or $62,500. There were no other significant changes to the credit facility.

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2008 — (Continued)

(Unaudited)

The credit facility is structured as a revolving credit facility and matures on August 22, 2011. NFP’s obligations under the credit facility are secured by all of its and its subsidiaries’ assets. Up to $35 million of the credit facility is available for the issuance of letters of credit and there is a $10 million sublimit for swingline loans. The credit facility contains various customary restrictive covenants that prohibit the Company from, subject to various exceptions and among other things: (i) incurring additional indebtedness or guarantees, (ii) creating liens or other encumbrances on property or granting negative pledges, (iii) entering into a merger or similar transaction, (iv) selling or transferring certain property, (v) declaring dividends or making other restricted payments and (vi) making investments. In addition, the credit facility contains financial covenants requiring the Company to maintain a minimum interest coverage ratio and a maximum consolidated leverage ratio. As of June 30, 2008, management believes that the Company was in compliance with all covenants under the facility.

As of June 30, 2008, the combined year-to-date weighted average interest rate for NFP’s credit facility was 4.77%. The weighted average of the credit facility in the prior year period was 6.25%.

NFP had balances of $169.0 million outstanding under its credit facility as of June 30, 2008; $126.0 million as of December 31, 2007 and $90.0 million as of June 30, 2007.

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

June 30, 2008 — (Continued)

(Unaudited)

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

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the Company recorded the cost incurred in connection with the convertible note hedge, including the related tax benefit, and the proceeds from the sale of the warrants as adjustments to additional paid-in capital and will not recognize subsequent changes in fair value. See Note 2 - Summary of Significant Accounting Policies – Recently issued accounting pronouncements - Other Pronouncements for a discussion of FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”

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

Note 7 – Stockholders’ Equity

The changes in stockholders’ equity during the six months ended June 30, 2008 are summarized as follows:

(in thousands)	Par Value	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total
Balance at December 31, 2007	$4,244	$780,678	$119,197	$(140,952)	$763,167
Common stock issued for:
Acquisitions	35	12,000	—	—	12,035
Contingent consideration	—	142	—	76	218
Incentive payments	5	3,765	—	1,754	5,524
Other	23	8,071	—	—	8,094
Common stock repurchased	—	—	—	(22,795)	(22,795)
Tax benefit from purchase of call options	—	1,933	—	—	1,933
Stock issued through Employee Stock Purchase Plan	—	408	—	467	875
Stock-based awards exercised/lapsed, including tax benefit	34	2,512	—	—	2,546
Amortization of unearned stock-based compensation, net of cancellations	—	6,795	(53)	—	6,742
Cash dividends declared on common stock	—	—	(16,551)	—	(16,551)
Net income	—	—	20,405	—	20,405
Balance at June 30, 2008	$4,341	$816,304	$122,998	$(161,450)	$782,193

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2008 — (Continued)

(Unaudited)

Stock-based compensation

The Company is authorized under its various Stock Incentive Plans to grant options, stock appreciation rights, restricted stock, restricted stock units and performance stock units to officers, employees, principals and/or certain entities they own, independent contractors, consultants and non-employee directors.

Stock-based compensation expense was $3.5 million and $3.4 million for the three months ended June 30, 2008 and 2007, respectively, and $6.7 million and $6.4 million for the six months ended June 30, 2008 and 2007, respectively.

Summarized below is the amount of stock-based compensation allocated between cost of services and corporate and other expenses in the consolidated statements of income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
(in thousands)
Cost of services:
Operating expenses	$1,116	$1,229	$2,099	$2,095
Management fees	552	175	917	419
Corporate and other expenses:
General and administrative	1,870	1,964	3,726	3,873
Total stock-based compensation cost	$3,538	$3,368	$6,742	$6,387

Employee Stock Purchase Plan

Effective January 1, 2007, NFP established an Employee Stock Purchase Plan (“ESPP”). The ESPP is designed to encourage the purchase of common stock by NFP’s employees, further aligning interests of employees and stockholders and providing incentive for current employees. Up to 3,500,000 shares of common stock are currently available for issuance under the ESPP. The ESPP enables all regular and part-time employees who have worked with NFP for at least one year to purchase shares of NFP common stock through payroll deductions of any whole dollar amount of eligible compensation, up to an annual maximum of $10,000. The employees’ purchase price is 85% of the lesser of the market price of the common stock on the first business day or the last business day of the quarterly offering period. The Company recognizes compensation expense related to the compensatory nature of the discount given to employees who participate in the ESPP, which totaled $0.3 million and $0.2 million for the six months ended June 30, 2008 and 2007, respectively.

Summarized ESPP information is as follows:

(in thousands, except per share amounts)	For the Period Ended June 30, 2008
Purchase price per share	$16.85
Shares to be acquired	25
Employee contributions	$427
Stock compensation expense recognized	$159

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2008 — (Continued)

(Unaudited)

Treasury Shares

On February 5, 2008, NFP’s Board of Directors authorized the repurchase of up to $45.0 million of NFP common stock in the open market, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors, including capital availability, acquisition pipeline, share price and market conditions. As of June 30, 2008, NFP repurchased 861,400 shares at an average cost of $25.45 per share.

NFP also reacquired 34,035 shares related to the satisfaction of a promissory note, amounts due from principal and/or certain entities they own, and from the disposal of one subsidiary and certain assets of a second subsidiary.

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

Note 8 – Non-Cash Transactions

The following non-cash transactions occurred during the periods indicated:

	Six Months Ended June 30,
(in thousands)	2008	2007
Stock issued as consideration for acquisitions	$12,035	$22,776
Net assets acquired in connection with acquisitions	37	9,396
Stock issued as incentive compensation	5,524	1,997
Stock issued for contingent consideration and other	218	14,729
Stock issued for management agreement buyout	—	3,494
Stock repurchased, note receivable and satisfaction of an accrued liability in connection with divestitures of acquired firms	317	912
Stock repurchased, note receivable and satisfaction of an accrued liability in exchange for the restructure of an acquired firm	—	94
Stock repurchased in exchange for satisfaction of a note receivable, due from principal and/or certain entities they own and other assets	557	476
Excess (reduction in) tax benefit from stock-based awards exercised/lapsed, net	(891)	3,751
Contingent consideration accrued	$6,633	$9,304

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2008 — (Continued)

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

 Contingent consideration arrangements

The maximum contingent payment which could be payable as purchase consideration based on commitments outstanding as of June 30, 2008 is as follows:

(in thousands)	2008	2009	2010	2011
Maximum contingent payments payable as purchase consideration	$108,231	$85,436	$117,240	$55,700

Performance incentives

Management fees include an accrual for certain performance-based incentive amounts payable under NFP’s ongoing incentive program. Incentive amounts are paid in a combination of cash and NFP’s common stock. In addition to the incentive award, NFP pays an additional cash incentive equal to 50% of the incentive award elected to be received in the form of NFP’s stock. This election is made subsequent to the completion of the incentive period. For firms that began their incentive period prior to January 1, 2005, the principal can elect from 0% to 100% to be paid in NFP’s common stock. No accrual is made for these additional cash incentives until the related election is made. However, for firms beginning their incentive period on or after January 1, 2005 (with the exception of Highland Capital Holding Corporation firms), the principal is required to take a minimum of 30% (maximum 50%) of the incentive award in common stock. The Company accrues on a current basis for these firms the additional cash incentive (50% of the stock portion of the award) based upon the principal’s election or the minimum percentage required to be received in NFP stock. As of June 30, 2008, the maximum additional payment for this cash incentive that could be payable for all firms was approximately $0.8 million.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2008 — (Continued)

(Unaudited)

Self insured medical plan

Effective January 1, 2008, the Company is primarily self insured for medical insurance benefits provided to employees, and purchases insurance to protect the Company against claims, both on an individual and in aggregate basis, above certain levels. A health insurance carrier adjudicates and processes employee claims and is paid a fee for these services. The Company reimburses the health insurance carrier for paid claims. The Company estimates its exposure for claims incurred but not paid using historical census and other information provided by its health insurance carrier and other professionals. The Company has $1.4 million accrued for self insurance liabilities at June 30, 2008.

Deferred compensation plan

Effective January 1, 2008, the Company established a non-qualified deferred compensation plan for a select group of management and highly compensated employees. The plan is designed to aid the Company in retaining and attracting executive employees by providing them with tax deferred savings opportunities. Under the plan, participants may elect to defer receipt of a portion of their annual eligible compensation. Amounts deferred under the plan are invested at the direction of the participant. The Company makes a matching contribution of up to 50% of the first 6% of the participant’s eligible compensation, not to exceed the participant’s deferred amounts. Matching contributions are credited to the participant’s deferral account as of the last day of each plan year. Fifty percent (50%) of all matching contributions, plus an additional amount equal to 10% of such matching contributions is deemed to be invested in the Company stock fund, and the remaining 50% of the matching contributions is allocated to investments selected by the participant. The participants are 100% vested in their deferred amounts at all times. Matching contributions vest at the rate of 33 1/3% each year and are fully vested on the third anniversary of contribution to the plan. A separate deferral account is maintained for each participant. Subject to the terms of the plan, distributions from the participant’s deferral account will be made as soon as practicable after the earlier of: completion of three full years or termination of employment. As of June 30, 2008, the Company’s deferred compensation liability balance was $0.6 million.

Note 10 - Management Agreement Buyout

Effective June 30, 2007, NFP acquired an additional economic interest in one of its existing firms through the acquisition of a principal’s ownership interest in a management company. The management company was contracted by NFP to manage and operate one of its wholly-owned subsidiaries in 1999. The acquisition of this ownership interest has been treated as a settlement of an executory contract between parties with a preexisting relationship in accordance with EITF No. 04-1 “Accounting for Preexisting Relationships between the Parties to a Business Combination.”  NFP paid cash, stock and other consideration totaling $13.0 million which has been reflected in the caption entitled “Management agreement buyout” on the Consolidated Statements of Income in the prior year.

Note 11 – Other

Deferred reduction in management fee

During the second quarter of 2008 and 2007, pursuant to the repayment of notes by certain principals, approximately $1.1 million and $1.8 million, respectively, of future obligations of the principals previously being amortized as a deferred reduction in management fee expense was offset against management fee expense. The remaining obligations under the notes receivable due from principals were paid in full.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2008 — (Continued)

(Unaudited)

Life Settlements Joint Venture

On September 17, 2007, a subsidiary of NFP entered into an agreement (the “ILS Agreement”) with GS Re, a subsidiary of Goldman Sachs, to form a joint venture in the life settlements industry. On December 19, 2007, the ILS Agreement was amended to, among other things, add a subsidiary of Genworth Institutional Life Services, Inc. as a member of the joint venture (together with NFP and Goldman Sachs, “Partners”). In furtherance of the joint venture, the Partners have formed Institutional Life Services, LLC (“ILS”), a Delaware limited liability company, and on April 16, 2008 the Partners formed Institutional Life Administration, LLC (“ILA”). NFP owns 45% of ILS through its wholly-owned subsidiary NFP Life Services, LLC. Through the six months ended June 30, 2008, NFP has contributed capital of $2.25 million to the joint venture, its full commitment, and has recorded a loss of $0.7 million relating to its membership interest in ILS. As of June 30, 2008, ILA has not been capitalized and it has not commenced operations at this time.

Note 12 – Subsequent Events

Acquisitions

Subsequent to June 30, 2008 and through August 7, 2008, the Company completed two acquisitions and three subacquisitions. The consideration for these transactions includes approximately $18.3 million in cash and the issuance of approximately 315,651 shares of NFP common stock.

Dividends

On August 5, 2008, NFP’s Board of Directors declared a third quarter cash dividend of $0.21 per share. The dividend is payable on October 7, 2008 to stockholders of record at the close of business on September 16, 2008.

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

Executive Overview

The Company is a leading independent distributor of financial services products primarily to high net worth individuals and companies. Founded in 1998 and commencing operations on January 1, 1999, NFP has grown internally and through acquisitions and as of June 30, 2008, operates a national distribution network with over 180 owned firms. During the six months ended June 30, 2008, revenue increased $46.7 million, or 8.9%, to $573.9 million from $527.2 million during the six months ended June 30, 2007. Net income increased $1.5 million, or 7.9%, to $20.4 million during the six months ended June 30, 2008 from $18.9 million in the same period a year earlier.

The Company’s firms earn revenue that consists primarily of commissions and fees earned from the sale of financial products and services to their clients. The Company’s firms also incur commissions and fees expense and operating expense in the course of earning revenue. NFP pays management fees to non-employee principals of its firms and/or certain entities they own based on the financial performance of each respective firm. The Company refers to revenue earned by the Company’s firms less the expenses of its firms, including management fees, as gross margin. The Company excludes amortization and depreciation from gross margin. These amounts are separately disclosed as part of Corporate and other expenses. Management uses gross margin as a measure of the performance of the firms that the Company has acquired. Gross margin has grown from $99.2 million, or 18.8% of revenue, during the six months ended June 30, 2007 to $101.8 million, or 17.7% of revenue, during the six months ended June 30, 2008.

The Company’s gross margin is offset by expenses that NFP incurs at the corporate level, including corporate and other expenses. Corporate and other expenses decreased from $65.1 million during the six months ended June 30, 2007 to $55.9 million during the six months ended June 30, 2008. Corporate and other expenses include general and administrative expense, amortization, depreciation, impairment of goodwill and intangible assets, and (gain) loss on sale of subsidiaries. General and administrative expense includes the operating expenses of NFP’s corporate headquarters and a portion of stock-based compensation. General and administrative expense grew from $29.6 million during the six months ended June 30, 2007 to $32.4 million during the six months ended June 30, 2008. General and administrative expense as a percentage of revenue was 5.6% during the six months ended June 30, 2008 and June 30, 2007. Included in corporate and other expense was the expense incurred due to the buyout of a management agreement in connection with the acquisition of a management company from its former manager for cash, stock and other consideration totaling $13.0 million during the six months ended June 30, 2007.

Acquisitions

Under NFP’s typical acquisition structure, NFP acquires 100% of the equity of businesses that distribute financial services products on terms that are relatively standard across its acquisitions. To determine the acquisition price, NFP’s management first estimates the annual operating cash flow of the business to be acquired based on current levels of revenue and expense. For this purpose, management defines operating cash flow as cash revenue of the business less cash and non-cash expenses, other than amortization, depreciation and compensation to the business’ owners or individuals who subsequently become principals. Management refers to this estimated annual operating cash flow as “target earnings.” Typically, the acquisition price is a multiple (generally in a range of five to six times) of a portion of the target earnings, which management refers to as “base earnings.” Under certain circumstances, NFP has paid multiples in excess of six times based on the unique attributes of the transaction that justify the higher value. Base earnings averaged 52% of target earnings for all firms owned at June 30, 2008. In determining base earnings, management focuses on the recurring revenue of the business. Recurring revenue refers to revenue from sales previously made (such as renewal commissions on insurance products, commissions and administrative fees for ongoing benefit plans and mutual fund trail commissions) and fees for assets under management.

NFP enters into a management agreement with principals and/or certain entities they own. Under the terms of the management agreement, the principals and/or such entities are entitled to management fees consisting of:

•	all future earnings of the acquired business in excess of the base earnings up to target earnings; and

•	a percentage of any earnings in excess of target earnings generally based on the ratio of base earnings to target earnings.

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

Substantially all of NFP’s acquisitions have been paid for with a combination of cash and NFP common stock, valued at the fair market value at the time of acquisition. NFP typically requires its principals to take at least 30% of the total acquisition price in NFP common stock. However, in transactions involving institutional sellers, the purchase price typically consists of substantially all cash. Through June 30, 2008, principals have taken on average approximately 35% of the total acquisition price in NFP common stock. The following table shows acquisition activity (including sub-acquisitions) in the period:

(in thousands, except number of acquisitions)	Six Months Ended June 30, 2008
Number of acquisitions closed	9
Consideration:
Cash	$29,563
Common stock	12,035
Other (1)	499
$42,097
______________
(1)	Represents capitalized costs of the acquisitions.

Revenue

The Company’s firms generate revenue primarily from the following sources:

Life insurance commissions and estate planning fees. Insurance and annuity commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. First-year commissions are calculated as a percentage of the first twelve months’ premium on the policy and earned in the year that the policy is originated. In many cases, the Company’s firms receive renewal commissions for a period following the first year. Some of the Company’s firms receive fees for the settlement of life insurance policies. These fees are generally based on a percentage of the settlement proceeds. The Company’s firms also earn fees for developing estate plans. Revenue from life insurance activities also includes amounts received by the Company’s life brokerage entities, including its life settlements brokerage entities that assist affiliated and non-affiliated producers with the placement and sale of life insurance.

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

Expenses

The following table sets forth certain expenses as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of services:
Commissions and fees	32.7	31.3	33.2	32.2
Operating expenses	34.9	31.0	35.6	33.0
Management fees	14.2	17.0	13.5	16.0
Total cost of services (excludes items shown separately below)	81.8	79.3	82.3	81.2
Gross margin	18.2	20.7	17.7	18.8
Corporate and other expenses:
General and administrative	5.6	5.3	5.6	5.6
Amortization	3.4	3.0	3.4	3.1
Depreciation	1.1	0.9	1.1	1.0
Impairment of goodwill and intangible assets	1.0	0.4	0.9	0.6
Management agreement buyout	—	4.6	—	2.5
Gain on sale of subsidiaries	(0.2)	(0.1)	(1.3)	(0.4)
Total corporate and other expenses	10.9%	14.1%	9.7%	12.4%

Cost of services

Commissions and fees. Commissions and fees are typically paid to third-party producers, who are producers that are affiliated with the Company’s firms. Commission and fees are also paid to non-affiliated producers who utilize the services of one or more of the Company’s life brokerage entities including the Company’s life settlements brokerage entities. Commissions and fees are also paid to non-affiliated producers who provide referrals and specific product expertise to NFP’s firms. When business is generated solely by a principal, no commission expense is incurred because principals are only paid from a share of the cash flow of the acquired firm through management fees. However, when income is generated by a third-party producer, the producer is generally paid a portion of the commission income, which is reflected as commission expense of the acquired firm. Rather than collecting the full commission and remitting a portion to a third-party producer, a firm may include the third-party producer on the policy application submitted to a carrier. The carrier will, in these instances, directly pay each named producer their respective share of the commissions and fees earned. When this occurs the firm will record only the commissions and fees it receives directly as revenue and have no commission expense. As a result, the NFP firm will have lower revenue and commission expense and a higher gross margin percentage. Gross margin dollars will be the same. The transactions in which an NFP firm is listed as the sole producer and pays commissions to a third-party producer, versus transactions in which the carrier pays each producer directly, will cause NFP’s gross margin percentage to fluctuate without affecting gross margin dollars or earnings. In addition, NFPSI pays commissions to the Company’s affiliated third-party distributors who transact business through NFPSI.

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

Management fees. NFP pays management fees to the principals of its firms and/or certain entities they own based on the financial performance of the firms they manage. NFP typically pays a portion of the management fees monthly in advance. Once NFP receives cumulative preferred earnings (base earnings) from a firm, the principals and/or entity the principals own will earn management fees equal to earnings above base earnings up to target earnings. An additional management fee is paid in respect of earnings in excess of target earnings based on the ratio of base earnings to target earnings. For example, if base earnings equal 40% of target earnings, NFP receives 40% of earnings in excess of target earnings and the principals and/or the entities they own receives 60%. A majority of the Company’s acquisitions have been completed with a ratio of base earnings to target earnings of 50%. Management fees also include an accrual for certain performance-based incentive amounts payable under NFP’s ongoing incentive program. Incentive amounts are paid in a combination of cash and NFP’s common stock. In addition to the incentive award, NFP pays an additional cash incentive equal to 50% of the incentive award elected to be received in NFP common stock. This election is made subsequent to the completion of the incentive period. For firms that began their incentive period prior to January 1, 2005, the principal could elect from 0% to 100% to be paid in NFP’s common stock. No accrual is made for these additional cash incentives until the related election is made. However, for firms beginning their incentive period on or after January 1, 2005 (with the exception of Highland Capital Holding Corporation firms), the principal is required to take a minimum of 30% (maximum 50%) of the incentive award in common stock. The Company accrues on a current basis for these firms the additional cash incentive (50% of the stock portion of the award based upon the principal’s election) on the minimum percentage required to be received in company stock. Management fees are reduced by amounts paid by the principals and/or certain entities they own under the terms of the management agreement for capital expenditures, including sub-acquisitions, in excess of $50,000. These amounts may be paid in full or over a mutually agreeable period of time and are recorded as a “deferred reduction in management fees.” Amounts recorded in deferred reduction in management fees are amortized as a reduction in management fee expense generally over the useful life of the asset. The ratio of management fees to gross margin before management fees is dependent on the percentage of total earnings of the Company’s firms capitalized by the Company, the performance of the Company’s firms relative to base earnings and target earnings, the growth of earnings of the Company’s firms in the periods after their first three years following acquisition and the earnings of NFPISI, NFPSI, and a small number of firms without a principal, from which no management fees are paid. Due to NFP’s cumulative preferred position, if a firm produces earnings below target earnings in a given year, NFP’s share of the firm’s total earnings would be higher for that year. If a firm produces earnings at or above target earnings, NFP’s share of the firm’s total earnings would be equal to the percentage of the earnings capitalized by NFP in the initial transaction, less any percentage due to additional management fees earned under the ongoing incentive plan. The Company records share-based payments related to principals as management fees which are included as a component of cost of services.

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

The Company uses gross margin before management fees and gross margin before management fees as a percentage of total revenue to evaluate how the Company’s business is performing before giving consideration to a principal’s participation in their firm’s earnings. This measure is the one in which the principal is compensated for their direct operating authority and control and on which the Company measures the principal’s performance. Management fees, as a percentage of gross margin before management fees is a measure that management uses to evaluate how much of the Company’s margin and margin growth is being shared with principals. This management fee percentage is a variable, not a fixed, ratio. Management fees, as a percentage of gross margin before management fees will fluctuate based upon the aggregate mix of earnings performance by individual firms. It is based on the percentage of the Company’s earnings that are capitalized at the time of acquisition, the performance relative to NFP’s preferred position in the earnings and the growth of the individual firms and in the aggregate. Management fees may be higher during periods of strong growth due to the increase in incentive accruals. Higher incentive accruals will generally be accompanied by higher firm earnings. Where firm earnings decrease, management fees and management fee percentage may be lower as incentive accruals are either reduced or eliminated. Further, since NFP retains a cumulative preferred interest in base earnings the relative percentage of management fees generally decreases as firm earnings decline. For firms that do not achieve base earnings, principals earn no management fee. Thus, a principal generally earns more management fees only when firm earnings grow and, conversely, principals earn less should earnings decline. This structure provides the Company with protection against earnings shortfalls through reduced management fee expense. In this manner the interests of both principals and shareholders remain aligned.

Management uses these non-GAAP measures to evaluate the performance of its firms and the results of the Company’s model. This cannot be effectively illustrated using the corresponding GAAP measures as management fees would be included in these GAAP measures and produce a less meaningful measure for this evaluation. On a firm-specific basis the Company uses these measures to help the Company determine where to allocate corporate and other resources to assist firm principals to develop additional sources of revenue and improve their earnings performance. The Company may assist these firms in cross selling, providing new products or services, technology improvements, providing capital for sub-acquisitions or coordinating internal mergers. On a macro level, the Company uses these measurements to help it evaluate broad performance of products and services which, in turn, helps shape the Company’s acquisition policy. In recent years the Company has emphasized acquiring businesses with a higher level of recurring revenue, such as benefits businesses, and those which expand its platform capabilities. The Company also may use these measures to help it assess the level of economic ownership to retain in new acquisitions or existing firms. Finally, the Company uses these measures to monitor the effectiveness of its ongoing incentive plan.

Management fees were 43.3% of gross margin before management fees for the six months ended June 30, 2008 compared with 46.0% for the six months ended June 30, 2007. As gross margin before management fees as a percentage of total revenue has decreased, the principals’ percentage participation in these earnings has also declined.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
(dollars in thousands)
Revenue:
Commissions and fees	$287,457	$282,995	$573,853	$527,219
Cost of services:
Commissions and fees	93,991	88,470	190,271	169,777
Operating expenses (1)	100,358	87,767	204,197	173,898
Gross margin before management fees	93,108	106,758	179,385	183,544
Management fees (2)	40,818	48,049	77,587	84,353
Gross margin	$52,290	$58,709	$101,798	$99,191
Gross margin as percentage of total revenue	18.2%	20.7%	17.7%	18.8%
Gross margin before management fees as a percentage of total revenue	32.4%	37.7%	31.3%	34.8%
Management fees, as a percentage of gross margin before management fees	43.8%	45.0%	43.3%	46.0%

______________

(1)	Excludes amortization and depreciation which are shown separately under Corporate and other expenses.
(2)	Excludes management agreement buyout which is shown separately under Corporate and other expenses.

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

In May 2008, FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 is effective for financial statements for fiscal years beginning after December 15, 2008. FSP APB 14-1 would require issuers to separate the convertible senior notes into two components: a non-convertible note and a conversion option. FSP APB 14-1 requires adoption to existing convertible debt instruments and as such NFP will need to recognize interest expense on its convertible debt instruments at its non-convertible debt borrowing rate rather than the stated rate (0.75%). NFP has completed a preliminary analysis of FSP APB 14-1 and NFP believes it will result in a significant decrease in net income and earnings per share. FSP APB 14-1 shall be applied retrospectively to all periods presented including prior periods. Early adoption is not permitted. FSP APB 14-1 will not have any impact on cash payments or obligations due under the terms of NFP’s 0.75% convertible senior notes which matures on February 1, 2012.

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

Three months ended June 30, 2008 compared with three months ended June 30, 2007

The following table provides a comparison of the Company’s revenue and expenses for the periods presented:

	For the Three Months Ended June 30,
	2008	2007	$ Change	% Change

	in millions
Statement of Operations Data:
Revenue:
Commissions and fees	$287.5	$283.0	$4.5	1.6%
Cost of services:
Commissions and fees	94.0	88.5	5.5	6.2
Operating expenses (1)	100.4	87.8	12.6	14.4
Management fees (2)	40.8	48.0	(7.2)	(15.0)
Total cost of services	235.2	224.3	10.9	4.9
Gross margin	52.3	58.7	(6.4)	(10.9)
Corporate and other expenses:
General and administrative	16.2	14.9	1.3	8.7
Amortization	9.7	8.4	1.3	15.5
Depreciation	3.2	2.6	0.6	23.1
Impairment of goodwill and intangible assets	2.8	1.2	1.6	133.3
Management agreement buyout	—	13.0	(13.0)	NM
Gain on sale of subsidiaries	(0.5)	(0.4)	(0.1)	25.0
Total corporate and other expenses	31.4	39.7	(8.3)	(20.9)
Income from operations	20.9	19.0	1.9	10.0
Interest and other income	1.2	2.4	(1.2)	(50.0)
Interest and other expense	(2.7)	(2.7)	—	—
Net interest and other	(1.5)	(0.3)	(1.2)	400.0
Income before income taxes	19.4	18.7	0.7	3.7
Income tax expense	9.0	8.3	0.7	8.4
Net income	$10.4	$10.4	$—	—%

______________

NM indicates amount is not meaningful

(1)	Excludes amortization and depreciation which are shown separately under Corporate and other expenses.
(2)	Excludes management agreement buyout which is shown separately under Corporate and other expenses.

Summary

Net income. Net income was $10.4 million in both the three months ended June 30, 2008 and the three months ended June 30, 2007. Net income as a percentage of revenue was 3.6% for the three months ended June 30, 2008 from 3.7% for the three months ended June 30, 2007. A lower gross margin and reduced net interest and other were offset by lower corporate and other expenses in 2008 compared to the prior year period, which included a $13.0 million charge to earnings ($7.7 million net of tax) for a management agreement buyout.

Revenue

Commissions and fees. Commissions and fees increased $4.5 million, or 1.6%, to $287.5 million in the three months ended June 30, 2008 compared with $283.0 million in the same period last year. Commissions and fees generated from new acquisitions totaled $13.5 million in the three months ended June 30, 2008 and was largely offset by a $9.0 million decline in revenue at existing firms. Revenue at the Company’s Austin, Texas-based utilities, which are included as part of existing firms, rose $8.3 million over the same period. Also included in the decline in revenue at existing firms was a decrease in revenue resulting from firms disposed subsequent to the second quarter of 2007 totaling $7.7 million. Revenue at existing firms was impacted by declines in retail life, life settlements brokerage and executive benefits commissions and fees as a difficult financial and market environment has resulted in a longer and more restrictive life underwriting and life settlements diligence process, less availability of capital for premium financing and lower contributions into executive benefit plans. These declines were partially offset by increased revenue from benefit, life brokerage and financial advisory commissions and fees. Revenue growth continues to reflect a broad mix of performance among the Company’s more than 180 acquired firms.

Cost of services

Commissions and fees. Commissions and fees expense increased $5.5 million, or 6.2%, to $94.0 million in the three months ended June 30, 2008 compared with $88.5 million in the same period last year. New acquisitions accounted for an increase of $3.5 million in commissions and fees expense and existing firms accounted for $2.0 million of the increase. As a percentage of revenue, commissions and fees expense was 32.7% in the three months ended June 30, 2008 compared with 31.3% in the same period last year. Commissions and fees expense rose, as a percentage of revenue, largely due to a higher proportion of total revenue at NFPSI, which as an independent broker dealer has a high commission payout.

Operating expenses. Operating expenses increased $12.6 million, or 14.4%, to $100.4 million in the three months ended June 30, 2008 compared with $87.8 million in the same period last year. Approximately $6.3 million of the increase was due to the operating expenses of new acquisitions, and approximately $6.3 million was a result of increased operating expenses at the Company’s existing firms. As a percentage of revenue, operating expenses increased to 34.9% in the three months ended June 30, 2008 from 31.0% in the same period last year. Personnel and related costs continue to make up a significant portion of firm operating expenses and comprised over 86% of the operating expense increase in the quarter to quarter comparison. The second quarter of 2008 also included $0.5 million of additional rent expense incurred related to the relocation of six firms to the new corporate headquarters in 2008. Stock-based compensation to firm employees and for firm activities included in operating expenses as a component of cost of services in the second quarter of 2008 was $1.1 million versus $1.2 million in the 2007 quarter.

Management fees. Management fees decreased $7.2 million, or 15.0%, to $40.8 million in the three months ended June 30, 2008 compared with $48.0 million in the three months ended June 30, 2007. Management fees were 43.8% of gross margin before management fees in the three months ended June 30, 2008 compared with 45.0% in the same period last year. Management fees as a percentage of revenue decreased to 14.2% in the three months ended June 30, 2008 from 17.0% in the same period last year. Included in management fees was an accrual of $2.6 million for ongoing incentive plans in the second quarter of 2008 compared with $2.4 million in the 2007 quarter. Incentive accruals will vary from period to period based on the mix of firms participating in the program and the volatility of their earnings. This decrease in management fees as a percentage of gross margin before management fees reflects the higher economic ownership percentages of firms acquired in 2007 and early 2008. In addition, management fees included $0.6 million of stock-based compensation expense in the three months ended June 30, 2008 compared with $0.2 million in the three months ended June 30, 2007.

Gross margin. Gross margin decreased $6.4 million, or 10.9%, to $52.3 million in the three months ended June 30, 2008 compared with $58.7 million in the same period last year. As a percentage of revenue, gross margin decreased to 18.2% in the three months ended June 30, 2008 compared with 20.7% in the same period last year. The gross margin percentage was lower as the increase in commissions and fees expense and operating expenses as a percentage of revenue more than offset the decline in management fee expense as a percentage of revenue.

Corporate and other expenses

General and administrative. General and administrative expense, which includes stock-based compensation, increased $1.3 million, or 8.7%, to $16.2 million in the three months ended June 30, 2008 compared with $14.9 million in the same period last year. As a percentage of revenue, general and administrative expense increased to 5.6% in the three months ended June 30, 2008 compared with 5.3% in the prior year period. Included in the second quarter of 2008 was $1.5 million of additional rent expense and $0.3 million loss from the sale of office equipment related to the relocation of the corporate headquarters in 2008, offset by a decrease of $0.3 million in personnel and personnel related costs. Stock-based compensation included in general and administrative expenses was $1.9 million and $2.0 million in the three months ended June 30, 2008 and 2007, respectively.

Amortization. Amortization increased $1.3 million, or 15.5%, to $9.7 million in the three months ended June 30, 2008 compared with $8.4 million in the same period last year. Amortization expense increased as a result of a 13.0% increase in amortizing intangible assets resulting primarily from new acquisitions. As a percentage of revenue, amortization was 3.4% in the three months ended June 30, 2008 compared with 3.0% in the three months ended June 30, 2007.

Depreciation. Depreciation expense increased $0.6 million, or 23.1%, to $3.2 million in the three months ended June 30, 2008 compared with $2.6 million in the same period last year. The increase in depreciation resulted from an increase in the number of owned firms and capital expenditures at the Company’s existing firms and at the corporate office. As a percentage of revenue, depreciation expense was 1.1% in the three months ended June 30, 2008 compared with 0.9% in the same period last year. Depreciation expense attributable to firm operations totaled $2.0 million in the three months ended June 30, 2008 compared with $1.7 million in the same period last year.

Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets increased $1.6 million to $2.8 million in the second quarter of 2008 compared with $1.2 million in the prior year period. The impairment related to one firm in the second quarter of 2008 and two firms in the 2007 quarter, resulting in a reduction of the carrying value of the identifiable intangible assets and goodwill associated with these firms to their estimated fair value. As a percentage of revenue, impairment of goodwill and intangibles was 1.0% for the three months ended June 30, 2008 and 0.4% for the three months ended June 30, 2007.

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

Gain on sale of subsidiaries. During the second quarter of 2008, the Company recognized a gain from the sale of a subsidiary totaling $0.5 million. During the second quarter of 2007, the Company received approximately $0.4 million of contingent consideration from the sale of certain firm assets in a prior year.

Interest and other income. Interest and other income decreased $1.2 million, or 50.0% to $1.2 million in the three months ended June 30, 2008 compared with $2.4 million in the three months ended June 30, 2007. Interest income decreased by $0.8 million due to a lower interest rate environment compared to the prior period. Other income declined due to the Company’s proportional share in the loss of its joint venture in Institutional Life Services, LLC (“ILS”) of $0.4 million.

Interest and other expense. Interest and other expense was $2.7 million in both the three months ended June 30, 2008 and 2007. The increase in higher average outstanding borrowings under the Company’s line of credit was largely offset by the lower interest rate environment.

Income tax expense

Income tax expense. Income tax expense was $9.0 million in the three months ended June 30, 2008 compared with $8.3 million in the same period last year. The estimated effective tax rate in the second quarter of 2008 was 44.4% which increases to 46.4% with the inclusion of interest and penalties accrued in accordance with FASB Interpretation No. 48 (“FIN 48”) totaling $0.4 million. This compares with an estimated effective tax rate of 42.9% in the second quarter of 2007 which increased to 44.2% with the inclusion of interest and penalties totaling $0.2 million in accordance with FIN 48. For the full year 2007, the effective tax rate was 44.8% which increased to 46.1% with the inclusion of interest and penalties in accordance with FIN 48. The effective tax rate was higher in the second quarter ending June 30, 2008 due to higher impairments and state tax changes. The estimated effective tax rate may be affected by future impairments, restructurings, state tax changes and factors which may be recognized as discrete items in the quarters in which they arise and, as a result, may impact income tax expense both in terms of absolute dollars and as a percentage of income before income taxes.

Six months ended June 30, 2008 compared with six months ended June 30, 2007

The following table provides a comparison of the Company’s revenue and expenses for the periods presented:

	For the Six Months Ended June 30,
	2008	2007	$ Change	% Change
	(in millions)
Statement of Operations Data:
Revenue:
Commissions and fees	$573.9	$527.2	$46.7	8.9%
Cost of services:
Commissions and fees	190.3	169.8	20.5	12.1
Operating expenses (1)	204.2	173.9	30.3	17.4
Management fees (2)	77.6	84.3	(6.7)	(7.9)
Total cost of services	472.1	428.0	44.1	10.3
Gross margin	101.8	99.2	2.6	2.6
Corporate and other expenses:
General and administrative	32.4	29.6	2.8	9.5
Amortization	19.4	16.4	3.0	18.3
Depreciation	6.2	5.1	1.1	21.6
Impairment of goodwill and intangible assets	5.0	3.0	2.0	66.7
Management agreement buyout	—	13.0	(13.0)	NM
Gain on sale of subsidiaries	(7.1)	(2.0)	(5.1)	255.0
Total corporate and other expenses	55.9	65.1	(9.2)	(14.1)
Income from operations	45.9	34.1	11.8	34.6
Interest and other income	2.7	4.7	(2.0)	(42.6)
Interest and other expense	(5.8)	(4.7)	(1.1)	23.4
Net interest and other	(3.1)	—	(3.1)	NM
Income before income taxes	42.8	34.1	8.7	25.5
Income tax expense	22.4	15.2	7.2	47.4
Net income	$20.4	$18.9	$1.5	7.9%

______________

NM indicates amount is not meaningful

(1)	Excludes amortization and depreciation which are shown separately under Corporate and other expenses.
(2)	Excludes management agreement buyout which is shown separately under Corporate and other expenses.

Summary

Net income. Net income increased $1.5 million, or 7.9%, to $20.4 million in the six months ended June 30, 2008 compared with $18.9 million in the same period last year. Net income in 2008 increased through a combination of earnings from acquisitions made subsequent to the second quarter of 2007 and lower corporate and other expenses in 2008 compared to the prior year period which included a charge taken for a management agreement buyout of $13 million ($7.7 million net of tax). Net income as a percentage of revenue was 3.6% for the six months ended June 30, 2008, and for the six months ended June 30, 2007.

Revenue

Commissions and fees. Commissions and fees increased $46.7 million, or 8.9%, to $573.9 million in the six months ended June 30, 2008 compared with $527.2 million in the same period last year. The Company’s revenue growth was derived from both internal growth at existing firms and the acquisition of new firms. Commissions and fees generated from new acquisitions totaled $39.1 million in the six months ended June 30, 2008 and revenue from existing firms increased $7.6 million during the same period. Included in the increase in existing firms’ revenue was a $17.5 million increase from revenue growth at the Company’s Austin, Texas-based utilities, NFPSI and NFPISI, and a decline in revenue of $10.0 million from firms disposed prior to the start of 2008. Revenue growth early in 2008 benefitted from increased carrier capacity in the senior life markets. However, a weakening financial and market environment and shift in the credit markets led to a slowing of growth particularly in retail life, life settlements brokerage and executive benefits commissions and fees which were impacted by a lengthening underwriting process, less availability of capital for premium financing and lower contributions into executive benefit plans. Revenue growth continues to reflect a broad mix of performance among the Company’s more than 180 acquired firms.

Cost of services

Commissions and fees. Commissions and fees expense increased $20.5 million, or 12.1%, to $190.3 million in the six months ended June 30, 2008 compared with $169.8 million in the same period last year. New acquisitions accounted for an increase of $7.8 million in commissions and fees expense and existing firms accounted for $12.7 million of the increase. As a percentage of revenue, commissions and fees expense was 33.2% in the six months ended June 30, 2008 compared with 32.2% in the same period last year. Commissions and fees expense rose, as a percentage of revenue, largely due to a higher proportion of total revenue at NFPSI, which as an independent broker dealer has a high commission payout.

Operating expenses. Operating expenses increased $30.3 million, or 17.4%, to $204.2 million in the six months ended June 30, 2008 compared with $173.9 million in the same period last year. Approximately $15.0 million of the increase was due to new acquisitions and approximately $15.3 million was a result of increased operating expenses at the Company’s existing firms. As a percentage of revenue, operating expenses increased to 35.6% in the six months ended June 30, 2008 from 33.0% in the same period last year. Personnel and related costs continue to make up a significant portion of firm operating expenses and comprised over 78% of the operating expense increase in the year over year comparison. Also included in the six months ended June 30, 2008 was $1.0 million of additional rent expense incurred related to the relocation of six firms to the new corporate headquarters in 2008. Stock-based compensation to firm employees and for firm activities included in operating expenses as a component of cost of services was $2.1 million in both the six months ended June 30, 2008 and the six months ended June 30, 2007.

Management fees. Management fees decreased $6.7 million, or 7.9%, to $77.6 million in the six months ended June 30, 2008 compared with $84.3 million in the six months ended June 30, 2007. Management fees were 43.3% of gross margin before management fees in the six months ended June 30, 2008 compared with 46.0% in the prior year period. Management fees as a percentage of revenue decreased to 13.5% in the six months ended June 30, 2008 from 16.0% in the same period last year. Management fees included an accrual of $3.7 million for ongoing incentive plans in the six months ended June 30, 2008 compared with $5.6 million in the corresponding 2007 prior period. Incentive accruals will vary from period to period based on the mix of firms participating in the program and the volatility of their earnings. This decrease in management fees as a percentage of gross margin before management fees reflects the higher economic ownership percentages of firms acquired in 2007 and early 2008. In addition, management fees included $0.9 million of stock-based compensation expense in the six months ended June 30, 2008 compared with $0.4 million in the six months ended June 30, 2007.

Gross margin. Gross margin increased $2.6 million, or 2.6%, to $101.8 million in the six months ended June 30, 2008 compared with $99.2 million in the same period last year. As a percentage of revenue, gross margin decreased to 17.7% in the six months ended June 30, 2008 compared with 18.8% in the same period last year. The gross margin percentage was lower as the increase in commissions and fees expense and operating expenses as a percentage of revenue more than offset the decline of management fees.

Corporate and other expenses

General and administrative. General and administrative expense, which includes stock-based compensation, increased $2.8 million, or 9.5%, to $32.4 million in the six months ended June 30, 2008 compared with $29.6 million in the same period last year. As a percentage of revenue, general and administrative expense was 5.6% in the six months ended June 30, 2008 and 2007. Included in the six months ended June 30, 2008 was $3.0 million of additional rent expense related to the relocation of the corporate headquarters in 2008. Included in the six months ended June 30, 2007 were $0.4 million of expenses incurred in connection with a secondary offering. Stock-based compensation included in general and administrative expenses was $3.7 million in the six months ended June 30, 2008 and $3.9 million in the six months ended June 30, 2007.

Amortization. Amortization increased $3.0 million, or 18.3%, to $19.4 million in the six months ended June 30, 2008 compared with $16.4 million in the same period last year. Amortization expense increased as a result of a 13.7% increase in amortizing intangible assets resulting primarily from new acquisitions. As a percentage of revenue, amortization was 3.4% in the six months ended June 30, 2008 compared with 3.1% in the six months ended June 30, 2007.

Depreciation. Depreciation expense increased $1.1 million, or 21.6%, to $6.2 million in the six months ended June 30, 2008 compared with $5.1 million in the same period last year. The increase in depreciation resulted from an increase in the number of owned firms and capital expenditures at the Company’s existing firms and at the corporate office. As a percentage of revenue, depreciation expense was 1.1% in the six months ended June 30, 2008 compared with 1.0% in the same period last year. Depreciation expense attributable to firm operations totaled $3.9 million in the six months ended June 30, 2008 compared with $3.1 million in the prior year period.

Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets increased $2.0 million to $5.0 million in the six months ended June 30, 2008 compared with $3.0 million in the prior year period. The impairment related to four firms in the six months ended 2008 and three firms in the six months ended June 30, 2007 and resulted in a reduction of the carrying value of the identifiable intangible assets and goodwill associated with these firms to their estimated fair value. As a percentage of revenue, impairment of goodwill and intangibles was 0.9% for the six months ended June 30, 2008 and 0.6% for the six months ended June 30, 2007.

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

Gain on sale of subsidiaries. During the six months ended June 30, 2008, the Company recognized a gain from the sale of two subsidiaries and certain assets of another subsidiary totaling $7.1 million. The more significant gain was $6.5 million related to the sale of a wholesale group benefits subsidiary resulting from the strategic decision by its largest carrier to bring all wholesale distribution in-house, either by acquisition or cancellation of distribution arrangements. During the six months ended June 30, 2007, the Company recognized a gain from the sale of three subsidiaries and contingent consideration for the sale of assets in a prior year totaling $2.0 million.

Interest and other income. Interest and other income decreased $2.0 million, or 42.6% to $2.7 million in the six months ended June 30, 2008 compared with $4.7 million in the six months ended June 30, 2007. The decrease resulted from the Company’s proportional share in the loss of its startup joint venture, ILS of $0.7 million, lower rental income and less interest earned on available cash balances. Although average available cash balances increased during the first half of 2008 they were more than offset by a significant decline in interest rates during the same period.

Interest and other expense. Interest and other expense increased $1.1 million, or 23.4%, to $5.8 million in the six months ended June 30, 2008 compared with $4.7 million in the same period last year. The increase was primarily due to higher average borrowings under NFP’s line of credit only partially offset by a lower interest rate environment and a full six months of interest expense under the convertible debt issued compared with interest accruing from February, 2007 in the prior year period.

Income tax expense

Income tax expense. Income tax expense was $22.4 million in the six months ended June 30, 2008 compared with $15.2 million in the same period last year. The estimated effective tax rate for the six months ended June 30, 2008 was 44.2% which increased to 52.3% with the inclusion of FIN 48 interest and penalties totaling $0.9 million and taxes relating to the disposal of subsidiaries totaling $5.5 million. This compares with an estimated effective tax rate of 42.7% for the six months ended June 30, 2007 which increases to 44.5% with the inclusion of FIN 48 interest and penalties totaling $0.6 million. For the full year 2007, the effective tax rate including FIN 48 adjustments was 46.1%. During the first half of 2008, the Company sold a subsidiary with a tax basis substantially less than its book basis which resulted in a large tax gain and increased the overall tax rate. The estimated effective tax rate may be affected by future impairments, restructurings, state tax changes and factors which may be recognized as discrete items in the quarters in which they arise and, as a result, may impact income tax expense both in terms of absolute dollars and as a percentage of income before income taxes.

Liquidity and Capital Resources

The Company historically experiences its highest cash usage during the first quarter of each year as balances due to principals and/or certain entities they own for management fees and incentive bonuses earned are finalized and paid out, more acquisitions are completed and revenue and earnings decline from the fourth quarter of the prior year. The increase in cash usage during the first quarter generally requires increased borrowings under the Company’s credit facility. As the year progresses cash flows are expected to improve as earnings increase and acquisition activities moderate. With this increase in cash flow NFP generally reduces the borrowings under its credit facility.

A summary of the changes in cash flow data is provided as follows:

	Six Months Ended June 30,
(in thousands)	2008	2007
Net cash flows provided by (used in):
Operating activities	$(11,688)	$3,302
Investing activities	(44,393)	(111,626)
Financing activities	7,158	96,447
Net decrease in cash and cash equivalents	(48,923)	(11,877)
Cash and cash equivalents – beginning of period	114,182	98,206
Cash and cash equivalents – end of period	$65,259	$86,329

Operating activities

During the six months ended June 30, 2008, cash used in operating activities was $11.7 million, compared with cash provided during the same period of the prior year of $3.3 million. Cash is provided primarily from net income adjusted for non-cash charges, which totaled $51.1 million, plus the net effect of collecting receivables outstanding at the beginning of the period and new receivables established at the end of the period, which totaled $38.1 million. In 2007 these amounts were $44.6 million and $33.3 million, respectively. Cash used during the first half of 2008 and 2007 is largely the result of payments reducing balances due to principals and/or certain entities they own ($42.5 million and $34.8 million, respectively), accrued liabilities ($20.6 million and $2.3 million, respectively), and accounts payable ($11.5 million and $17.0 million, respectively). The large decrease in accrued liabilities includes $13.4 million in payments related to firm ongoing incentive plans. Included and reducing cash provided by operating activities in 2008 is $14.4 million paid in connection with the acquisition of a group benefits intermediary and subsequent merger with an existing wholly-owned subsidiary of the Company which has been treated as prepaid management fee. A portion of this payment has been amortized with the remaining balance included in other current and other non-current assets.

Investing activities

During the six months ended June 30, 2008 and 2007, cash used in investing activities was $44.4 million and $111.6 million, respectively, in both cases for the acquisition of firms and property and equipment. During the first six months of 2008 and 2007, the Company used $40.8 million and $108.4 million, respectively, for payments for acquired firms and contingent consideration. In each period, payments for acquired firms represented the largest use of cash in investing activities. During the first six months ended of 2008 capital expenditures were $20.2 million due to construction and other costs related to the relocation of the corporate headquarters and the concurrent consolidation of space with six firms.

Financing activities

During the six months ended June 30, 2008 and 2007, cash provided by financing activities was $7.2 million and $96.4 million, respectively. During the six months ended June 30, 2008, net borrowings under the Company’s line of credit were $43.0 million. Cash dividends paid in the six months ended June 30, 2008 were $16.5 million. During the six months ended June 30, 2008, pursuant to NFP’s share repurchase authorization, NFP repurchased 861,400 shares of its common stock for $21.9 million.

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

Some of the Company’s firms maintain premium trust accounts, which represent payments collected from insureds on behalf of carriers. Funds held in these accounts are invested in cash, cash equivalents and securities purchased under resale agreements overnight. As of June 30, 2008, the Company had cash, cash equivalents and securities purchased under resale agreements in premium trust accounts of $78.3 million, a decrease of $2.1 million from the balance as of December 31, 2007 of $80.4 million. Increases or decreases in these accounts relate to the volume and timing of payments from insureds and the timing of the Company’s remittances to carriers. These increases or decreases are largely offset by changes in premiums payable to insurance carriers.

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

The credit facility is structured as a revolving credit facility and matures on August 22, 2011. NFP’s obligations under the credit facility are secured by all of its and its subsidiaries’ assets. Up to $35 million of the credit facility is available for the issuance of letters of credit and there is a $10 million sublimit for swingline loans. The credit facility contains various customary restrictive covenants that prohibit the Company from, subject to various exceptions and among other things: (i) incurring additional indebtedness or guarantees, (ii) creating liens or other encumbrances on property or granting negative pledges, (iii) entering into a merger or similar transaction, (iv) selling or transferring certain property, (v) declaring dividends or making other restricted payments and (vi) making investments. In addition, the credit facility contains financial covenants requiring the Company to maintain a minimum interest coverage ratio and a maximum consolidated leverage ratio. As of June 30, 2008, management believes that the Company was in compliance with all covenants under the facility.

As of June 30, 2008, the combined year-to-date weighted average interest rate for NFP’s credit facility was 4.77%. The weighted average of its previous credit facility in the prior year period was 6.25%

NFP had outstanding borrowings of $169.0 million under the credit facility at June 30, 2008 and $90.0 million of outstanding borrowings at June 30, 2007. At December 31, 2007, outstanding borrowings were $126.0 million. NFP has historically drawn upon its credit facilities primarily to fund its acquisitions which tend to occur more frequently earlier in the year and reduce borrowings during the latter part of the year.

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

Dividends

NFP paid a quarterly cash dividend of $0.21 per share of common stock on January 7, 2008, April 7, 2008 and July 7, 2008. The declaration and payment of future dividends to holders of NFP’s common stock will be at the discretion of NFP’s Board of Directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements, and other factors as NFP’s Board of Directors deems relevant. Based on the most recent quarterly dividend declared of $0.21 per share of common stock and the number of shares held by stockholders of record on June 16, 2008, the total annual cash requirement for dividend payments would be approximately $32.9 million.

On August 5, 2008, NFP’s Board of Directors declared a third quarter cash dividend of $0.21 per share. The dividend is payable on October 7, 2008 to stockholders of record at the close of business on September 16, 2008.

Off-Balance Sheet Arrangements

The Company had no material off-balance sheet arrangements during the six months ended June 30, 2008.

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

NFP has a credit facility and cash, cash equivalents and securities purchased under resale agreements in premium trust accounts. Interest income and expense on the preceding items are subject to short-term interest rate risk. Based on the weighted average borrowings under NFP’s credit facility during the six months ended June 30, 2008 and 2007, a 1% change in short-term interest rates would have affected the Company’s income before income taxes by approximately $1.8 million for the six months ended June 30, 2008 and $0.8 million for the six months ended June 30, 2007. Based on the weighted average amount of cash, cash equivalents and securities purchased under resale agreements in premium trust accounts during the six months ended June 30, 2008 and 2007, a 1% change in short-term interest rates would have affected the Company’s income before income taxes by approximately $1.6 million and $1.4 million, respectively. Further, broad economic and credit market conditions may impact the availability or attractiveness of certain products from which the Company earns revenue.

The Company has not entered into any derivative financial instrument transactions to manage or reduce market risk or for speculative purposes, other than the convertible note hedge and warrant transactions entered into concurrently with NFP’s convertible senior notes offering in January 2007. Such transactions were entered into to lessen or eliminate the potential dilutive effect of the conversion feature of the convertible senior notes on NFP’s common stock.

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

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities

Since January 1, 2008 and through June 30, 2008, NFP has issued the following securities:

NFP has issued 353,820 shares of common stock with a value of approximately $12.0 million to principals in connection with the acquisition of firms. NFP has issued 6,243 shares of common stock with a value of approximately $0.2 million to principals related to contingent consideration and other.

Since July 1, 2008 and through August 7, 2008, NFP has issued the following securities:

NFP anticipates issuing approximately 315,651 shares of common stock with a value of approximately $6.4 million in connection with the acquisition of firms. NFP has issued 71,780 shares of common stock with a value of approximately $1.6 million related to contingent consideration and other.

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

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (d)	Maximum number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (d)
April 1, 2008 – April 30, 2008	80,364	(a)	$25.56	72,700	$33,826,371
May 1, 2008 – May 31, 2008	268,500	(b)	$24.10	268,500	$27,354,971
June 1, 2008 – June 30, 2008	198,161	(c)	$22.90	186,800	$23,078,973
Total	547,025		$23.88	528,000

(a)

7,664 shares were reacquired relating to the satisfaction of a promissory note. No gain or loss was recorded on this transaction. 72,700 shares were reacquired relating to NFP’s share repurchase authorization.

(b)	268,500 shares were reacquired relating to NFP’s share repurchase authorization.
(c)

11,361 shares were reacquired relating to the partial satisfaction of a promissory note. No gain or loss was recorded on this transaction. 186,800 shares were reacquired relating to NFP’s share repurchase authorization.

(d)	On February 5, 2008, NFP’s Board of Directors authorized the repurchase of up to $45.0 million of NFP’s common stock in the open market, at times and in such amounts as management deems appropriate.

Item 4. Submission of Matters to a Vote of Security Holders

NFP’s Annual Meeting of Stockholders was held on Wednesday, May 21, 2008. At that meeting, the stockholders voted on the following matters:

(1)	the election of seven directors to the NFP’s Board of Directors for a term of one year expiring at the next Annual Meeting of Stockholders;

(2)	the ratification of the appointment of PricewaterhouseCoopers LLP as NFP’s independent registered public accounting firm for the fiscal year ending December 31, 2008.

The number of votes cast for, against or withheld and the number of abstentions and, where applicable, broker non-votes with respect to each matter are set forth below:

		For	Against/ Withheld	Abstention	Broker Non-Votes
1.	Election of Directors:
	Jessica M. Bibliowicz	28,930,246	4,170,510	—	—
	Stephanie W. Abramson	28,673,916	4,426,840	—	—
	Arthur S. Ainsberg	29,100,882	3,999,874	—	—
	R. Bruce Callahan	32,869,140	231,616	—	—
	John A. Elliott	29,099,907	4,000,849	—	—
	Shari Loessberg	28,834,871	4,265,885	—	—
	Kenneth C. Mlekush	29,002,932	4,097,824	—	—

2.	The ratification of the appointment of PricewaterhouseCoopers LLP as NFP’s independent registered public accounting firm	32,904,482	194,400	1,874	—

All directors elected at the meeting began their one-year term of office after the meeting.

Item 5. Other Information

Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On August 4, 2008, NFP appointed Donna J. Blank, 47, as Chief Financial Officer and Executive Vice President, effective September 1, 2008.  Ms. Blank will succeed Mark C. Biderman, whose appointment to Vice Chairman has been previously disclosed.   From May 1997 until prior to joining NFP, Ms. Blank served in various positions at Financial Guaranty Insurance Company (“FGIC”), formerly a division of GE Capital Corp., including Managing Director, Pricing and Portfolio Management and Manager, Financial Planning and Analysis, and most recently as Senior Vice President and Chief Financial Officer. FGIC provides credit enhancement on infrastructure finance and structured finance securities and is not a parent, subsidiary or other affiliate of NFP.

Under the terms of an offer letter agreement entered into between NFP and Ms. Blank (the “Letter Agreement”), Ms. Blank’s annual base salary will be $350,000.  Pursuant to the Letter Agreement, for the fiscal year 2008, Ms. Blank will be paid a guaranteed bonus of $700,000, provided that Ms. Blank has not terminated her employment with NFP or has not been terminated for cause by NFP prior to the date such bonus is paid.   In addition, under the Letter Agreement, for the fiscal year 2009, Ms. Blank will be paid a bonus based on the satisfaction of individual and performance goals to be mutually agreed upon, with a minimum guaranteed amount of $595,000, provided that Ms. Blank is an employee in good standing on the date such bonus is paid.

Pursuant to the Letter Agreement, all bonus or incentive payments to Ms. Blank will be subject to the terms of NFP’s Capital Accumulation Plan (the “CAP”).  Under the CAP, participants receive 10% of the first $150,000 of bonus or incentive payments and 25% of bonus or incentive payments over $150,000 in the form of restricted stock units (“RSUs”). Participants also receive a 10% premium on the portion of such bonus or incentive payment paid in RSUs, which premium is paid in the form of additional RSUs. The RSUs granted pursuant to the CAP will vest in two equal annual installments, subject to Ms. Blank’s continued service through each applicable vesting date and subject to accelerated vesting in the event of Ms. Blank’s death or disability and in certain circumstances relating to a change in control with respect to NFP.  These RSUs also give Ms. Blank the right to receive dividend equivalents in the form of additional RSUs or cash (at the option of NFP’s Compensation Committee).

Under the terms of the Letter Agreement, on September 1, 2008, NFP will award $500,000 in RSUs to Ms. Blank under the New York Stock Exchange’s employment inducement exemption from the shareholder approval requirement generally applicable to equity compensation grants.  The number of RSUs awarded on September 1, 2008 will be determined using a price equal to the average of the closing sales price per share of NFP’s common stock during the 20-day trading period ending August 29, 2008.  The RSUs will vest in three equal annual installments, subject to Ms. Blank’s continued service through each applicable vesting date and subject to accelerated vesting in the event of Ms. Blank’s death or disability and in certain circumstances relating to a change in control with respect to NFP.  These RSUs also give Ms. Blank the right to receive dividend equivalents in the form of additional RSUs or cash (at the option of NFP’s Compensation Committee).

Pursuant to the Letter Agreement, subject to Ms. Blank’s continued employment with NFP on the date of grant, during the first fiscal quarter of 2009, Ms. Blank will also receive an additional equity grant with a value of $260,000, which award will have a three-year vesting period (with two-thirds of the equity grant vesting on the second anniversary of the grant date and one-third vesting on the third anniversary of the grant date).   In addition, under the Letter Agreement, subject to Ms. Blank’s continued employment with the NFP on the date of grant, during the first fiscal quarter of 2010, Ms. Blank will receive an equity grant for calendar year 2009, which award amount will be based on the satisfaction of individual and company performance objectives.  This award will have a target value of $500,000; provided, however, that the terms, form and actual amount of this award will be determined at the discretion of NFP’s Compensation Committee.

Under the terms of the Letter Agreement, Ms. Blank will also participate in NFP’s Change in Control Severance Plan (the “CIC Plan”), the terms of which have been previously disclosed.  Pursuant to Ms. Blank’s Participation Schedule, Ms. Blank’s Severance Factor (as defined in the CIC Plan) will be two, her Benefit Continuation Period (as defined in the CIC Plan) will be two years and she will be entitled to a Gross-Up Payment (as defined in the CIC Plan) under certain circumstances.

Ms. Blank is also bound by certain confidentiality provisions pursuant to the Letter Agreement.

EXHIBIT INDEX

Item 6. Exhibits

Exhibit No.	Description

10.1	Letter Agreement, dated August 4, 2008, between National Financial Partners Corp. and Donna J. Blank

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Financial Partners Corp.

Signature	Title	Date

/S/ JESSICA M. BIBLIOWICZ	Chairman, President and Chief Executive Officer	August 7, 2008
Jessica M. Bibliowicz

/S/ MARK C. BIDERMAN	Vice Chairman, Executive Vice President and Chief Financial Officer	August 7, 2008
Mark C. Biderman

EXHIBIT INDEX

Exhibit No.	Description

10.1	Letter Agreement, dated August 4, 2008, between National Financial Partners Corp. and Donna J. Blank

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002