Form 10-Q
period 2008-09-30
NATIONAL FINANCIAL PARTNERS CORP
filed 2008-11-07
CIK 1183186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-Q

______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2008

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

The number of outstanding shares of the registrant’s Common Stock, $0.10 par value, as of October 31, 2008 was 39,684,319.

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

These forward-looking statements are based on management’s current views with respect to future results, and are subject to risks and uncertainties. Forward-looking statements are based on beliefs and assumptions made by management using currently available information, such as market and industry materials, experts’ reports and opinions, and trends. These statements are only predictions and are not guarantees of future performance. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by a forward-looking statement. These factors include, without limitation:

•	NFP’s success in acquiring high-quality independent financial services distribution firms;

•	the performance of the Company’s firms following acquisition;

•	competition in the business of providing financial services to high net worth individuals and companies;

•	NFP’s ability, through its operating structure, to respond quickly and effectively to regulatory, operational or financial situations;

•	the Company’s ability to manage its business effectively through the principals of its firms;

•	changes in tax laws, including the elimination or modification of the federal estate tax and any change in the tax treatment of life insurance products;

•

developments in the pricing, design or underwriting of insurance products, revisions in mortality tables by life expectancy underwriters or changes in the Company’s relationships with insurance companies;

•	changes in premiums and commission rates and the rates of other fees paid to the Company’s firms, including life settlement and registered investment advisory fees;

•

adverse developments or volatility in the markets in which the Company operates, resulting in fewer sales in financial products or services, including the availability of credit in connection with the purchase of such products or services or consumer hesitancy in spending;

•

adverse results or other consequences from litigation, arbitration, regulatory investigations and inquiries, or internal compliance initiatives, including those related to compensation agreements with insurance companies and activities within the life settlements industry;

•

uncertainty in the financial services, insurance and life settlements industries arising from investigations into certain business practices and subpoenas received from various governmental authorities and related litigation;

•

the reduction of the Company’s revenue and earnings due to the elimination or modification of compensation arrangements, including contingent compensation arrangements and the adoption of internal initiatives to enhance compensation transparency, including the transparency of fees paid for life settlements transactions;

•

changes in interest rates or general economic and credit market conditions, including changes that adversely affect NFP’s ability to access capital, such as the global credit crisis that began in 2007 and continues today;

•	securities and capital markets behavior, including fluctuations in the price of NFP’s common stock and recent uncertainty in the U.S. financial markets;

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

•	the continued availability of borrowings and letters of credit under NFP’s credit facility;

•	the occurrence of adverse economic conditions or an adverse regulatory climate in New York, Florida or California;

•	the loss of services of key members of senior management;

•	the availability or adequacy of errors and omissions insurance or other types of insurance coverage protection; and

•	the Company’s ability to effect smooth succession planning at its firms.

Additional factors are set forth in this Quarterly Report on Form 10-Q as of and for the quarter and nine months ended September 30, 2008 and in NFP’s filings with the Securities and Exchange Commission (the “SEC”), including its Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 19, 2008.

Forward-looking statements speak only as of the date on which they are made. NFP expressly disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Part I – Financial Information

Item 1. Financial Statements (Unaudited)

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited) - (in thousands, except per share amounts)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$67,444	$114,182
Cash, cash equivalents and securities purchased under resale agreements in premium trust accounts	81,942	80,403
Commissions, fees and premiums receivable, net	108,028	151,195
Due from principals and/or certain entities they own	32,186	14,366
Notes receivable, net	6,459	5,658
Deferred tax assets	10,803	17,413
Other current assets	20,150	17,034
Total current assets	327,012	400,251
Property and equipment, net	52,430	31,823
Deferred tax assets	22,869	20,561
Intangibles, net	473,384	475,149
Goodwill, net	658,558	610,499
Notes receivable, net	19,647	12,588
Other non-current assets	30,778	9,209
Total assets	$1,584,678	$1,560,080
LIABILITIES
Current liabilities:
Premiums payable to insurance carriers	$81,719	$78,450
Borrowings	173,000	126,000
Income taxes payable	—	2,480
Due to principals and/or certain entities they own	35,473	68,493
Accounts payable	21,397	33,404
Dividends payable	8,320	8,171
Accrued liabilities	56,137	84,360
Total current liabilities	376,046	401,358
Deferred tax liabilities	122,173	116,115
Convertible senior notes	230,000	230,000
Other non-current liabilities	59,613	49,440
Total liabilities	787,832	796,913
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value: Authorized 200,000 shares; none issued	—	—
Common stock, $0.10 par value: Authorized 180,000 shares; 43,804 and 42,472 issued and 39,640 and 38,935 outstanding, respectively	4,380	4,244
Additional paid-in capital	833,010	780,678
Retained earnings	119,831	119,197
Accumulated other comprehensive income	(21)	—
Treasury stock, 4,164 and 3,500 shares, respectively, at cost	(160,354)	(140,952)
Total stockholders’ equity	796,846	763,167
Total liabilities and stockholders’ equity	$1,584,678	$1,560,080

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Commissions and fees	$277,282	$311,191	$851,135	$838,410
Cost of services:
Commissions and fees	85,216	101,666	275,487	271,443
Operating expenses (1)	102,384	92,794	306,581	266,692
Management fees (2)	41,140	59,551	118,727	143,904
Total cost of services	228,740	254,011	700,795	682,039
Gross margin	48,542	57,180	150,340	156,371
Corporate and other expenses:
General and administrative	16,537	14,288	48,900	43,849
Amortization and depreciation	13,404	11,410	39,029	32,928
Impairment of goodwill and intangible assets	5,198	2,642	10,226	5,655
Management agreement buyout	—	—	—	13,046
Gain on sale of subsidiaries	(578)	—	(7,665)	(1,984)
Total corporate and other expenses	34,561	28,340	90,490	93,494
Income from operations	13,981	28,840	59,850	62,877

Interest and other income	1,475	2,187	4,231	6,927
Interest and other expense	(2,759)	(2,586)	(8,585)	(7,319)
Net interest and other	(1,284)	(399)	(4,354)	(392)
Income before income taxes	12,697	28,441	55,496	62,485
Income tax expense	7,556	12,384	29,950	27,527
Net income	$5,141	$16,057	$25,546	$34,958
Earnings per share:
Basic	$0.13	$0.42	$0.65	$0.92
Diluted	$0.12	$0.40	$0.62	$0.87
Dividends declared per share	$0.21	$0.18	$0.63	$0.54
Weighted average shares outstanding:
Basic	39,670	38,244	39,493	37,897
Diluted	41,187	40,392	41,164	40,055

______________

(1)	Excludes amortization and depreciation which are shown separately under Corporate and other expenses.
(2)	Excludes management agreement buyout shown separately under Corporate and other expenses.

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - in thousands)

	Nine Months Ended September 30,
	2008	2007
Cash flow from operating activities:
Net income	$25,546	$34,958
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	23	(11,322)
Stock-based compensation	10,032	9,485
Impairment of goodwill and intangible assets	10,226	5,655
Amortization of intangibles	29,323	24,963
Depreciation	9,706	7,965
Gain on sale of subsidiaries	(7,665)	(1,984)
Other, net	—	3,665
(Increase) decrease in operating assets:
Cash, cash equivalents and securities purchased under resale agreements in premium trust accounts	4,737	(5,939)
Commissions, fees and premiums receivable, net	44,452	19,727
Due from principals and/or certain entities they own	(17,746)	(8,517)
Notes receivable, net – current	(889)	(526)
Other current assets	(3,116)	(2,006)
Notes receivable, net – non-current	(7,676)	(3,925)
Other non-current assets	(13,553)	1,617
Increase (decrease) in operating liabilities:
Premiums payable to insurance carriers	(2,917)	2,488
Income taxes payable	875	(11,466)
Due to principals and/or certain entities they own	(33,214)	(19,656)
Accounts payable	(12,425)	(14,662)
Accrued liabilities	(22,281)	9,649
Other non-current liabilities	10,899	4,404
Total adjustments	(1,209)	9,615
Net cash provided by operating activities	24,337	44,573
Cash flow from investing activities:
Proceeds from disposal of subsidiaries	22,523	1,920
Purchases of property and equipment, net	(30,322)	(8,315)
Payments for acquired firms, net of cash, and contingent consideration	(63,782)	(135,339)
Net cash used in investing activities	(71,581)	(141,734)
Cash flow from financing activities:
Repayments of borrowings	(132,000)	(137,000)
Proceeds from borrowings	179,000	134,000
Proceeds from convertible senior notes	—	230,000
Convertible senior notes issuance costs	—	(7,578)
Proceeds from warrants sold	—	34,040
Purchase of call options	—	(55,890)
Proceeds from stock-based awards, including tax benefit	3,481	24,769
Shares cancelled to pay withholding taxes	(680)	(7,531)
Payments for treasury stock repurchase	(24,612)	(106,605)
Dividends paid	(24,683)	(20,576)
Net cash provided by financing activities	506	87,629
Net decrease in cash and cash equivalents	(46,738)	(9,532)
Cash and cash equivalents, beginning of the period	114,182	98,206
Cash and cash equivalents, end of the period	$67,444	$88,674
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$29,968	$35,634
Cash paid for interest	$7,568	$4,596
Non-cash transactions:
See Note 8

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2008

(Unaudited)

Note 1 - Nature of Operations

National Financial Partners Corp. (“NFP”), a Delaware corporation, was formed on August 27, 1998, but did not commence operations until January 1, 1999. The principal business of NFP is the acquisition and management of operating companies it acquires which form a national distribution network that offers financial services, including life insurance and wealth transfer, corporate and executive benefits, financial planning and investment advisory services to high net worth individuals and companies. As of September 30, 2008, NFP and its subsidiaries (the “Company”) owned more than 180 firms.

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

Property, equipment and depreciation

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, generally 3 to 7 years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the leases. Amortization and depreciation expense totaling $5.9 million and $4.9 million for the nine months ended September 30, 2008 and 2007, respectively, has been excluded from operating expenses in Cost of services and included in Corporate and other expenses.

Foreign Currency Translation

The functional currency of the Company is the United States (“U.S.”) dollar. The functional currency of the Company’s foreign operations is the applicable local currency. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income and expense accounts using monthly average exchange rates. The cumulative effects of translating the functional currencies into the U.S. dollar are included in Accumulated other comprehensive income.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2008 — (Continued)

(Unaudited)

Revenue recognition

Insurance and annuity commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. First-year commissions are calculated as a percentage of the first twelve months’ premium on the policy and earned in the year that the policy is originated. In many cases, the Company receives renewal commissions for a period following the first year, if the policy remains in force. Some of the Company’s firms also receive fees for the settlement of life insurance policies. These fees are generally based on a percentage of the settlement proceeds received by their clients, and recognized as revenue when the policy is transferred and the rescission period has ended. The Company also earns commissions on the sale of insurance policies written for benefit programs. The commissions are paid each year as long as the client continues to use the product and maintain its broker of record relationship with the Company. The Company also earns fees for the development and implementation of corporate and executive benefit programs as well as fees for the duration that these programs are administered. Asset-based fees are earned for administrative services or consulting related to certain benefits plans. Insurance commissions are recognized as revenue when the following criteria are met: (1) the policy application and other carrier delivery requirements are substantially complete, (2) the premium is paid, and (3) the insured party is contractually committed to the purchase of the insurance policy. Carrier delivery requirements may include additional supporting documentation, signed amendments and premium payments. Subsequent to the initial issuance of the insurance policy, premiums are billed directly by carriers. Commissions earned on renewal premiums are generally recognized upon receipt from the carrier, since that is typically when the Company is first notified that such commissions have been earned. The Company carries an allowance for policy cancellations, which approximated $1.2 million at both September 30, 2008 and September 30, 2007, that is periodically evaluated and adjusted as necessary. Miscellaneous commission adjustments are generally recorded as they occur. Contingent commissions are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably estimated prior to receipt of the commission.

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

September 30, 2008 — (Continued)

(Unaudited)

Recently issued accounting pronouncements

Business Combinations

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations,” which is a revision of SFAS No. 141, “Business Combinations.” Certain changes prescribed by SFAS 141R that may impact the Company are as follows:

•

Upon initially obtaining control, the acquiring entity in a business combination must recognize 100% of the fair value of the acquired assets, including goodwill and assumed liabilities, with only limited exceptions even if the acquirer has not acquired 100% of its target. As a consequence, the current step acquisition model will be eliminated.

•

Contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration. The recognition of contingent consideration at a later date when the amount of that consideration is determinable beyond a reasonable doubt will no longer be applicable.

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

September 30, 2008 — (Continued)

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

In May 2008, FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 is effective for financial statements for fiscal years beginning after December 15, 2008. FSP APB 14-1 would require issuers to separate the convertible senior notes into two components: a non-convertible note and a conversion option. FSP APB 14-1 requires adoption to existing convertible debt instruments and as such NFP will need to recognize interest expense on its convertible debt instruments at its non-convertible debt borrowing rate rather than the stated rate (0.75%). NFP has completed a preliminary analysis of FSP APB 14-1 and believes it will result in a significant decrease in net income and earnings per share. FSP APB 14-1 shall be applied retrospectively to all prior periods presented. Early adoption is not permitted. FSP APB 14-1 will not have any impact on cash payments or obligations due under the terms of NFP’s 0.75% convertible senior notes which mature on February 1, 2012.

Note 3 - Earnings Per Share

The computations of basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
(in thousands, except per share amounts)
Basic:
Net income	$5,141	$16,057	$25,546	$34,958
Average shares outstanding	39,645	38,224	39,485	37,890
Contingent consideration and incentive payments	25	20	8	7
Total	39,670	38,244	39,493	37,897
Basic earnings per share	$0.13	$0.42	$0.65	$0.92
Diluted:
Net income	$5,141	$16,057	$25,546	$34,958
Average shares outstanding	39,645	38,224	39,485	37,890
Stock held in escrow	—	37	—	37
Contingent consideration and incentive payments	384	141	384	141
Stock-based awards	1,148	1,988	1,281	1,985
Other	10	2	14	2
Total	41,187	40,392	41,164	40,055
Diluted earnings per share	$0.12	$0.40	$0.62	$0.87

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2008 — (Continued)

(Unaudited)

Note 4 - Acquisitions

During the nine months ended September 30, 2008, the Company acquired fifteen firms that offer life insurance and wealth transfer, corporate and executive benefits and other financial services to high net worth individuals and companies. These acquisitions allowed NFP to expand its presence in desirable geographic locations, further extend its presence in the financial services industry and increase the volume of services currently provided.

The purchase price, including direct costs, associated with acquisitions accounted for as purchases, and the allocations thereof, are summarized as follows:

	Nine Months Ended September 30,
	2008	2007
(in thousands)
Consideration:
Cash	$48,313	$123,749
Common stock	18,458	25,476
Other	791	780
Totals	$67,562	$150,005
Allocation of purchase price:
Net tangible assets	$328	$10,090
Cost assigned to intangibles:
Book of business	22,088	35,330
Management contract	16,632	45,540
Trade name	442	922
Goodwill, net of deferred tax adjustment of $7,991	28,072	58,123
Total	$67,562	$150,005

The number of shares issued by NFP is generally based upon an average fair market value of NFP’s publicly traded common stock over a specified period of time prior to the closing date of the acquisition.

In connection with the fifteen acquisitions, the Company has contingent obligations based upon the future earnings of the acquired entities that are not included in the purchase price that was recorded for these acquisitions at the date of acquisition. Future payments made under this arrangement will be recorded as an adjustment to purchase price when the contingencies are settled. As of September 30, 2008, the maximum amount of contingent obligations for the fifteen firms, which is largely based on growth in earnings, was $58.6 million.

As of September 30, 2008, the Company did not capitalize any amounts relating to contingent consideration for firms acquired in 2008 and capitalized $1.1 million relating to contingent consideration for firms acquired during the nine months ended September 30, 2007.

In connection with the fifteen acquisitions, the Company expects approximately $11.4 million of goodwill to be deductible over 15 years for tax purposes.

In connection with the acquisition of a group benefits intermediary and its subsequent merger with an existing wholly-owned subsidiary of the Company, a portion of the consideration, totaling $23.1 million, was treated as prepaid management fee which will be amortized to management fee expense over the remaining term of the management contract. At September 30, 2008, approximately $0.9 million was amortized to management fee expense; $1.2 million was included in Other current assets; and $21.0 million was included in Other non-current assets.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2008 — (Continued)

(Unaudited)

The following table summarizes the required disclosures of the pro forma combined entity, as if these acquisitions occurred at January 1, 2008 and 2007, respectively:

	Nine Months Ended September 30,
(in thousands, except per share amounts)	2008	2007
Revenue	$857,900	$864,273
Income before income taxes	$57,473	$69,048
Net income	$26,456	$38,626
Earnings per share – basic	$0.67	$1.00
Earnings per share – diluted	$0.64	$0.95

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred at January 1, 2008 and 2007, respectively, nor is it necessarily indicative of future operating results.

 Note 5 - Goodwill and Other Intangible Assets

Goodwill:

The changes in the carrying amount of goodwill for the nine months ended September 30, 2008 are as follows:

(in thousands)	2008
Balance as of January 1,	$610,499
Goodwill acquired during the year, including goodwill related to the deferred tax liability of $7,991	36,063
Contingent consideration	23,708
Firm disposals, firm restructures and other, net	(5,861)
Impairment of goodwill	(5,851)
Balance as of September 30,	$658,558

Acquired intangible assets:

	As of September 30, 2008		As of December 31, 2007
(in thousands)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortizing identified intangible assets:
Book of business	$231,030	$(94,638)	$214,721	$(80,365)
Management contract	388,084	(74,023)	381,578	(64,145)
Institutional customer relationships	15,700	(3,053)	15,700	(2,399)
Total	$634,814	$(171,714)	$611,999	$(146,909)
Non-amortizing intangible assets:
Goodwill	$670,856	$(12,298)	$622,865	$(12,366)
Trade name	10,414	(130)	10,193	(134)
Total	$681,270	$(12,428)	$633,058	$(12,500)

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2008 — (Continued)

(Unaudited)

Aggregate amortization expense for intangible assets subject to amortization for the nine months ended September 30, 2008 was $29.3 million. Intangibles related to book of business, management contract and institutional customer relationships are being amortized over a 10-year, 25-year and 18-year period, respectively. Based on the Company’s acquisitions as of September 30, 2008, estimated amortization expense for each of the next five years is $39.6 million per year. Estimated amortization expense for each of the next five years will change primarily as the Company continues to acquire firms.

Impairment of goodwill and intangible assets:

The Company evaluates its amortizing (long-lived assets) and non-amortizing intangible assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), respectively.

In connection with its quarterly evaluation, management proactively looks for indicators of impairment. Indicators of impairment at the Company include but are not limited to: sustained operating losses or a trend of poor operating performance, loss of key personnel, a decrease in NFP’s market capitalization below its book value, and an expectation that a reporting unit will be sold or otherwise disposed of. Indicators of impairment at the reporting unit level may be due to the failure of the firms the Company acquires to perform as expected after the acquisition for various reasons, including legislative or regulatory changes that affect the products and services in which a firm specializes, the loss of key clients after acquisition, general economic factors that impact a firm in a direct way, and the death or disability of significant principals. If one or more indicators of impairment exist, the Company performs an evaluation to identify potential impairments. If an impairment is identified, the Company measures and records the amount of impairment loss.

Impairments were identified among six firms and two firms for the nine months ended September 30, 2008 and 2007, respectively. The Company compared the carrying value of each firm’s long-lived assets with an estimate of their respective fair values. The fair value is based upon the amount at which the long-lived assets could be bought or sold in a current transaction between the Company and its principals, and/or the present value of the assets’ future cash flow. Based upon this analysis, the following impairments of amortizing intangible assets were recorded:

(in thousands)	Nine Months Ended September 30,
	2008	2007
Amortizing identified intangible assets:
Book of business	$925	$117
Management contract	3,393	2,233
Institutional customer relationships	—	—
Total	$4,318	$2,350

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

(in thousands)	Nine Months Ended September 30,
	2008	2007
Non-amortizing identified intangible assets:
Goodwill	$5,851	$3,240
Trade name	57	65
Total	$5,908	$3,305

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2008 — (Continued)

(Unaudited)

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

In accordance with SFAS 142, goodwill and intangible assets not subject to amortization are tested at least annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the intangible asset might be impaired. The Company generally performs its impairment test on a quarterly basis. In connection with its quarterly evaluation, management proactively looks for indicators of impairment. Indicators at the Company level include but are not limited to: sustained operating losses or a trend of poor operating performance, loss of key personnel, a decrease in NFP’s market capitalization below its book value, and an expectation that a reporting unit will be sold or otherwise disposed of. The Company measures impairments of goodwill and intangible assets not subject to amortization by comparing a discounted cash flow to the carrying amount of the asset. In the event that the discounted cash flow is less than the carrying amount, an impairment charge will be recognized for the difference in the consolidated statements of income.

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

In most cases, the impaired assets were the result of management adjusting downward the projected future cash flows previously expected to be received over the remaining life of the asset. In addition, management may re-evaluate and reduce the asset’s useful life. Future cash flow projections, forecasts, and the assets’ useful lives are evaluated each quarter and may be modified based on certain facts and circumstances that come to management’s attention, including, but not limited to: legislative or regulatory changes that affect the products or services in which a firm specializes, loss of key personnel, inability to implement a business strategy, poor performance of investment products and/or services, the inability to facilitate succession planning, and levels of recurring income.

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

September 30, 2008 — (Continued)

(Unaudited)

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

The credit facility is structured as a revolving credit facility and matures on August 22, 2011. NFP’s obligations under the credit facility are secured by all of its and its subsidiaries’ assets. Up to $35 million of the credit facility is available for the issuance of letters of credit and there is a $10 million sublimit for swingline loans. The credit facility contains various customary restrictive covenants that prohibit the Company from, subject to various exceptions and among other things: (i) incurring additional indebtedness or guarantees, (ii) creating liens or other encumbrances on property or granting negative pledges, (iii) entering into a merger or similar transaction, (iv) selling or transferring certain property, (v) declaring dividends or making other restricted payments and (vi) making investments. In addition, the credit facility contains financial covenants requiring the Company to maintain certain ratios, such as a minimum interest coverage ratio. The most restrictive negative covenant in the credit facility concerns the Consolidated Leverage Ratio, which states that NFP may not have a ratio of Consolidated Total Debt to EBITDA, as both terms are defined in the credit facility, exceeding 2.5 to 1 at the last day of any measurement period. As of September 30, 2008, the Company was in compliance with all covenants under the facility.

As of September 30, 2008, the year-to-date weighted average interest rate for NFP’s credit facility was 4.53%. The combined weighted average of the credit facility in the prior year period was 6.33%.

NFP had balances of $173.0 million outstanding under its credit facility as of September 30, 2008, $126.0 million as of December 31, 2007, and $80.0 million as of September 30, 2007.

Convertible Senior Notes

In January 2007, NFP issued $230 million (including over-allotment) aggregate principal amount of 0.75% convertible senior notes due February 1, 2012 (the “notes” or the “convertible senior notes”). The notes are senior unsecured obligations and rank equally with NFP’s existing or future senior debt and senior to any subordinated debt. The notes will be structurally subordinated to all existing or future liabilities of NFP’s subsidiaries and will be effectively subordinated to existing or future secured indebtedness to the extent of the value of the collateral. The notes were used to pay the net cost of the convertible note hedge and warrant transactions, repurchase 2.3 million shares of NFP’s common stock from Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. (collectively, “Apollo”) and to repay a portion of outstanding amounts of principal and interest under NFP’s credit facility (all as discussed herein).

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2008 — (Continued)

(Unaudited)

Holders may convert their notes at their option on any day prior to the close of business on the scheduled trading day immediately preceding December 1, 2011 only under the following circumstances: (1) during the five business-day period after any five consecutive trading-day period (the “measurement period”) in which the price per note for each day of that measurement period was less than 98% of the product of the last reported sale price of NFP’s common stock and the conversion rate on each such day; (2) during any calendar quarter (and only during such quarter) after the calendar quarter ending March 31, 2007, if the last reported sale price of NFP’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (3) upon the occurrence of specified corporate events. The notes are convertible, regardless of the foregoing circumstances, at any time from, and including, December 1, 2011 through the second scheduled trading day immediately preceding the maturity date. Default under the credit facility resulting in its acceleration would, subject to a 30-day grace period, trigger a default under the supplemental indenture governing the notes.

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

Concurrent with the issuance of the notes, NFP entered into convertible note hedge and warrant transactions with an affiliate of one of the underwriters for the notes. The transactions are expected to reduce the potential dilution to NFP’s common stock upon future conversions of the notes. Under the convertible note hedge, NFP purchased 230,000 call options for an aggregate premium of $55.9 million. Each call option entitles NFP to repurchase an equivalent number of shares issued upon conversion of the notes at the same strike price (initially $55.62 per share), generally subject to the same adjustments. The call options expire on the maturity date of the notes. NFP also sold warrants for an aggregate premium of $34 million. The warrants expire ratably over a period of 40 scheduled trading days between May 1, 2012 and June 26, 2012, on which dates, if not previously exercised, the warrants will be treated as automatically exercised if they are in the money. The warrants provide for net-share settlement. The net cost of the convertible note hedge and warrants to the Company is $21.9 million. Debt issuance costs associated with the notes of approximately $7.6 million are recorded in Other current assets and Other non-current assets and will be amortized over the term of the notes.

In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the Company recorded the cost incurred in connection with the convertible note hedge, including the related tax benefit, and the proceeds from the sale of the warrants as adjustments to additional paid-in capital and will not recognize subsequent changes in fair value. See “Note 2 - Summary of Significant Accounting Policies – Recently issued accounting pronouncements - Other Pronouncements” for a discussion of FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2008 — (Continued)

(Unaudited)

On June 9, 2006, NFP filed a shelf registration statement on Form S-3 with the SEC. The shelf registration statement allows NFP to issue various types of debt instruments, such as fixed or floating rate, convertible or indexed notes, as well as to issue preferred and/or common stock. In addition, NFP’s restricted stockholders are permitted to use the shelf to sell shares into the secondary market. In 2007, NFP issued $230 million of convertible senior notes (as discussed above) and certain of NFP’s stockholders offered 1,850,105 shares of NFP common stock through a secondary offering under this shelf.

Note 7 – Stockholders’ Equity

The changes in stockholders’ equity during the nine months ended September 30, 2008 are summarized as follows:

(in thousands)	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance at December 31, 2007	$4,244	$780,678	$119,197	$—	$(140,952)	$763,167
Common stock issued for:
Acquisitions	67	18,391	—	—	—	18,458
Contingent consideration	—	430	—	—	1,411	1,841
Incentive payments	5	4,257	—	—	4,008	8,270
Other	26	12,634	—	—	—	12,660
Common stock repurchased	—	—	—	—	(25,733)	(25,733)
Tax benefit from purchase of call options	—	3,355	—	—	—	3,355
Stock issued through Employee Stock Purchase Plan	—	390	—	—	912	1,302
Stock-based awards exercised/lapsed, including tax benefit	38	3,443	—	—	—	3,481
Shares cancelled to pay withholding taxes	—	(680)	—	—	—	(680)
Amortization of unearned stock-based compensation, net of cancellations	—	10,112	(80)	—	—	10,032
Cash dividends declared on common stock	—	—	(24,832)	—	—	(24,832)
Foreign currency translation adjustments	—	—	—	(21)		(21)
Net income	—	—	25,546	—	—	25,546
Balance at September 30, 2008	$4,380	$833,010	$119,831	$(21)	$(160,354)	$796,846

Stock-based compensation

The Company is authorized under its various Stock Incentive Plans to grant options, stock appreciation rights, restricted stock, restricted stock units and performance stock units to officers, employees, principals and/or certain entities they own, independent contractors, consultants and non-employee directors.

Stock-based compensation expense was $3.3 million and $3.1 million for the three months ended September 30, 2008 and 2007, respectively, and $10.0 million and $9.5 million for the nine months ended September 30, 2008 and 2007, respectively.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2008 — (Continued)

(Unaudited)

Summarized below is the amount of stock-based compensation allocated between cost of services and corporate and other expenses in the consolidated statements of income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
(in thousands)
Cost of services:
Operating expenses	$960	$1,008	$3,059	$3,103
Management fees	461	255	1,378	674
Corporate and other expenses:
General and administrative	1,870	1,834	5,595	5,708
Total stock-based compensation cost	$3,291	$3,097	$10,032	$9,485

Employee Stock Purchase Plan

Effective January 1, 2007, NFP established an Employee Stock Purchase Plan (“ESPP”). The ESPP is designed to encourage the purchase of common stock by NFP’s employees, further aligning interests of employees and stockholders and providing incentive for current employees. Up to 3,500,000 shares of common stock are currently available for issuance under the ESPP. The ESPP enables all regular and part-time employees who have worked with NFP for at least one year to purchase shares of NFP common stock through payroll deductions of any whole dollar amount of eligible compensation, up to an annual maximum of $10,000. The employees’ purchase price is 85% of the lesser of the market price of the common stock on the first business day or the last business day of the quarterly offering period. The Company recognizes compensation expense related to the compensatory nature of the discount given to employees who participate in the ESPP, which totaled $0.4 million and $0.3 million for the nine months ended September 30, 2008 and 2007, respectively.

Summarized ESPP information is as follows:

(in thousands, except per share amounts)	Three Months Ended September 30, 2008
Purchase price per share	$12.75
Shares to be acquired	30
Employee contributions	$382
Stock compensation expense recognized	$108

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

Treasury Shares

On February 5, 2008, NFP’s Board of Directors authorized the repurchase of up to $45.0 million of NFP common stock in the open market, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors, including capital availability, acquisition pipeline, share price and market conditions. As of September 30, 2008, NFP repurchased 994,500 shares at an average cost of $24.75 per share.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2008 — (Continued)

(Unaudited)

NFP also reacquired 45,657 shares related to the satisfaction of a promissory note, shares from amounts Due from principals and/or certain entities they own, and from the disposal of two subsidiaries and certain assets of a third subsidiary.

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

Convertible Note Hedge and Warrant Transactions

In January 2007, concurrent with the issuance of the convertible senior notes, the Company entered into convertible note hedge and warrant transactions with an affiliate of one of the underwriters for the convertible senior notes. Default under NFP’s credit facility would trigger a default under each of the convertible note hedge and warrant. The transactions are expected to reduce the potential dilution to NFP’s common stock upon future conversions of the notes. Under the convertible note hedge, NFP purchased 230,000 call options for an aggregate premium of $55.9 million. Each call option entitles NFP to repurchase an equivalent number of shares issued upon conversion of the convertible senior notes at the same strike price (initially $55.62 per share), generally subject to the same adjustments. The call options expire on the maturity date of the convertible senior notes. NFP also sold warrants for an aggregate premium of $34 million. The warrants expire ratably over a period of 40 scheduled trading days between May 1, 2012 and June 26, 2012, on which dates, if not previously exercised, the warrants will be treated as automatically exercised if they are in the money. The warrants provide for net-share settlement. The net cost of the convertible note hedge and warrants to the Company was $21.9 million. These transactions were recorded as an adjustment to additional paid-in capital.

Note 8 – Non-Cash Transactions

The following non-cash transactions occurred during the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2008	2007
Stock issued as consideration for acquisitions	$18,458	$25,476
Net assets acquired in connection with acquisitions	328	10,090
Stock issued as incentive compensation	8,270	2,842
Restricted stock units issued as incentive compensation	3,150	2,392
Stock issued for contingent consideration and other	3,256	16,800
Stock issued for management agreement buyout	—	3,494
Stock repurchased, note receivable and satisfaction of an accrued liability in connection with divestitures of acquired firms	414	912
Stock repurchased, note receivable and satisfaction of an accrued liability in exchange for the restructure of an acquired firm	—	94
Stock repurchased in exchange for satisfaction of a note receivable, due from principal and/or certain entities they own and other assets	707	476
Excess (reduction in) tax benefit from stock-based awards exercised/lapsed, net	(260)	7,608
Contingent consideration accrued	$10,458	$3,260

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2008 — (Continued)

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

 Contingent consideration arrangements

The maximum contingent payment which could be payable as purchase consideration based on commitments outstanding as of September 30, 2008 is as follows:

(in thousands)	2008	2009	2010	2011	Thereafter
Maximum contingent payments payable as purchase consideration	$69,886	$90,705	$121,175	$79,810	$341

Performance incentives

Management fees include an accrual for certain performance-based incentive amounts payable under NFP’s ongoing incentive program. Incentive amounts are paid in a combination of cash and NFP’s common stock. In addition to the incentive award, NFP pays an additional cash incentive equal to 50% of the incentive award elected to be received in the form of NFP’s stock. This election is made subsequent to the completion of the incentive period. For firms that began their incentive period prior to January 1, 2005, the principal can elect from 0% to 100% to be paid in NFP’s common stock. No accrual is made for these additional cash incentives until the related election is made. However, for firms beginning their incentive period on or after January 1, 2005 (with the exception of Highland Capital Holding Corporation firms), the principal is required to take a minimum of 30% (maximum 50%) of the incentive award in common stock. The Company accrues on a current basis for these firms the additional cash incentive (50% of the stock portion of the award) based upon the principal’s election or the minimum percentage required to be received in NFP stock. As of September 30, 2008, the maximum additional payment for this cash incentive that could be payable for all firms was approximately $0.9 million.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2008 — (Continued)

(Unaudited)

Self insured medical plan

Effective January 1, 2008, the Company is primarily self insured for medical insurance benefits provided to employees, and purchases insurance to protect the Company against claims, both on an individual and in aggregate basis, above certain levels. A health insurance carrier adjudicates and processes employee claims and is paid a fee for these services. The Company reimburses the health insurance carrier for paid claims. The Company estimates its exposure for claims incurred but not paid using historical census and other information provided by its health insurance carrier and other professionals. The Company has $1.3 million accrued for self insurance liabilities at September 30, 2008.

Deferred compensation plan

Effective January 1, 2008, the Company established a non-qualified deferred compensation plan for a select group of management and highly compensated employees. The plan is designed to aid the Company in retaining and attracting executive employees by providing them with tax deferred savings opportunities. Under the plan, participants may elect to defer receipt of a portion of their annual eligible compensation. Amounts deferred under the plan are invested at the direction of the participant. The Company makes a matching contribution of up to 50% of the first 6% of the participant’s eligible compensation, not to exceed the participant’s deferred amounts. Matching contributions are credited to the participant’s deferral account as of the last day of each plan year. Fifty percent (50%) of all matching contributions, plus an additional amount equal to 10% of such matching contributions is deemed to be invested in the Company stock fund, and the remaining 50% of the matching contributions is allocated to investments selected by the participant. The participants are 100% vested in their deferred amounts at all times. Matching contributions vest at the rate of 33.3% each year and are fully vested on the third anniversary of contribution to the plan. A separate deferral account is maintained for each participant. Subject to the terms of the plan, distributions from the participant’s deferral account will be made as soon as practicable after the earlier of: completion of three full years or termination of employment. As of September 30, 2008, the Company’s deferred compensation liability balance was $1.1 million.

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

Note 11 – Other

Deferred reduction in management fee

During the third quarter of 2008 and 2007, pursuant to the repayment of notes by certain principals, approximately $1.1 million and $1.8 million, respectively, of future obligations of the principals previously being amortized as a deferred reduction in management fee expense was offset against management fee expense. The remaining obligations under the notes receivable due from principals were paid in full.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

September 30, 2008 — (Continued)

(Unaudited)

Life Settlements Joint Venture

On September 17, 2007, a subsidiary of NFP entered into an agreement (the “ILS Agreement”) with GS Re, a subsidiary of Goldman Sachs, to form a joint venture in the life settlements industry. On December 19, 2007, the ILS Agreement was amended to, among other things, add a subsidiary of Genworth Institutional Life Services, Inc. as a member of the joint venture (together with NFP and Goldman Sachs, “Partners”). In furtherance of the joint venture, the Partners have formed Institutional Life Services, LLC (“ILS”), a Delaware limited liability company, and on April 16, 2008 the Partners formed Institutional Life Administration, LLC (“ILA”). NFP owns 45% of ILS through its wholly-owned subsidiary NFP Life Services, LLC. Through the nine months ended September 30, 2008, NFP has contributed capital of $2.25 million to the joint venture, its full commitment, and has recorded a loss of $1.4 million relating to its membership interest in ILS. As of September 30, 2008, ILA has not been capitalized and has not commenced operations at this time.

Note 12 – Subsequent Events

Acquisitions

Subsequent to September 30, 2008 and through November 6, 2008, the Company completed one sub-acquisition. The consideration for this transaction included less than $0.1 million in cash.

Other

On November 3, 2008, the Company reduced headcount at its New York-based corporate headquarters. The headcount eliminations are expected to result in severance charges of approximately $1.5 million in the fourth quarter of 2008.

Dividends

On November 5, 2008, NFP’s Board of Directors suspended NFP’s quarterly cash dividend.

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

Executive Overview

The Company is a leading independent distributor of financial services products primarily to high net worth individuals and companies. Founded in 1998 and commencing operations on January 1, 1999, NFP has grown internally and through acquisitions and as of September 30, 2008, operates a national distribution network with over 180 owned firms. During the nine months ended September 30, 2008, revenue increased $12.7 million, or 1.5%, to $851.1 million from $838.4 million during the nine months ended September 30, 2007. Net income decreased $9.5 million, or 27.1%, to $25.5 million during the nine months ended September 30, 2008 from $35.0 million in the same period a year earlier.

The Company’s firms earn revenue that consists primarily of commissions and fees earned from the sale of financial products and services to their clients. The Company’s firms also incur commissions and fees expense and operating expense in the course of earning revenue. NFP pays management fees to non-employee principals of its firms and/or certain entities they own based on the financial performance of each respective firm. The Company refers to revenue earned by the Company’s firms less the expenses of its firms, including management fees, as gross margin. The Company excludes amortization and depreciation from gross margin. These amounts are separately disclosed as part of Corporate and other expenses. Management uses gross margin as a measure of the performance of the firms that the Company has acquired. Gross margin declined from $156.4 million, or 18.7% of revenue, during the nine months ended September 30, 2007 to $150.3 million, or 17.7% of revenue, during the nine months ended September 30, 2008.

The Company’s gross margin is offset by expenses that NFP incurs at the corporate level, including corporate and other expenses. Corporate and other expenses decreased from $93.5 million during the nine months ended September 30, 2007 to $90.4 million during the nine months ended September 30, 2008. Corporate and other expenses include general and administrative expense, amortization, depreciation, impairment of goodwill and intangible assets, and gain on sale of subsidiaries. General and administrative expense includes the operating expenses of NFP’s corporate headquarters and a portion of stock-based compensation. General and administrative expense grew from $43.9 million during the nine months ended September 30, 2007 to $48.9 million during the nine months ended September 30, 2008. General and administrative expense as a percentage of revenue increased to 5.7% during the nine months ended September 30, 2008 from 5.2% during the nine months ended September 30, 2007. Included in corporate and other expense was the expense incurred due to the buyout of a management agreement in connection with the acquisition of a management company from its former manager for cash, stock and other consideration totaling $13.0 million during the nine months ended September 30, 2007.

In light of the current financial environment, NFP has taken certain steps to streamline operations and maintain available cash.  On November 3, 2008, NFP reduced headcount at its New York-based corporate headquarters. The headcount eliminations will result in severance charges of approximately $1.5 million in the fourth quarter of 2008.  A small portion of the terminated positions will be replaced at the Company’s Austin, Texas-based facility.  The Company continues to explore further expense reductions.  Additionally, with the exception of certain sub-acquisitions, NFP does not anticipate completing acquisitions until market conditions and financial results stabilize nor does it anticipate repurchasing additional shares under its current share repurchase authorization.  On November 5, 2008, NFP’s Board of Directors also suspended NFP’s quarterly cash dividend.

Acquisitions

Under NFP’s typical acquisition structure, NFP acquires 100% of the equity of businesses that distribute financial services products on terms that are relatively standard across its acquisitions. To determine the acquisition price, NFP’s management first estimates the annual operating cash flow of the business to be acquired based on current levels of revenue and expense. For this purpose, management defines operating cash flow as cash revenue of the business less cash and non-cash expenses, other than amortization, depreciation and compensation to the business’ owners or individuals who subsequently become principals. Management refers to this estimated annual operating cash flow as “target earnings.” Typically, the acquisition price is a multiple (generally in a range of five to six times) of a portion of the target earnings, which management refers to as “base earnings.” Under certain circumstances, NFP has paid multiples in excess of six times based on the unique attributes of the transaction that justify the higher value. Base earnings averaged 52% of target earnings for all firms owned at September 30, 2008. In determining base earnings, management focuses on the recurring revenue of the business. Recurring revenue refers to revenue from sales previously made (such as renewal commissions on insurance products, commissions and administrative fees for ongoing benefit plans and mutual fund trail commissions) and fees for assets under management.

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

Substantially all of NFP’s acquisitions have been paid for with a combination of cash and NFP common stock, valued at the fair market value at the time of acquisition. NFP typically requires its principals to take at least 30% of the total acquisition price in NFP common stock. However, in transactions involving institutional sellers, the purchase price typically consists of substantially all cash. Through September 30, 2008, principals have taken on average approximately 34% of the total acquisition price in NFP common stock. The following table shows acquisition activity (including sub-acquisitions) in the period:

(in thousands, except number of acquisitions)	Nine Months Ended September 30, 2008
Number of acquisitions closed	15
Consideration:
Cash	$48,313
Common stock	18,458
Other (1)	791
$67,562
______________
(1)	Represents capitalized costs of the acquisitions.

Revenue

The Company’s firms generate revenue primarily from the following sources:

Life insurance commissions and estate planning fees. Insurance and annuity commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. First-year commissions are calculated as a percentage of the first twelve months’ premium on the policy and earned in the year that the policy originates. In many cases, the Company’s firms receive renewal commissions for a period following the first year. Some of the Company’s firms receive fees for the settlement of life insurance policies. These fees are generally based on a percentage of the settlement proceeds. The Company’s firms also earn fees for developing estate plans. Revenue from life insurance activities also includes amounts received by the Company’s life brokerage entities, including its life settlements brokerage entities that assist affiliated and non-affiliated producers with the placement and sale of life insurance.

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

Although NFP’s operating history is limited, historically a significant number of its firms earn approximately 65% to 70% of their revenue in the first three quarters of the year and approximately 30% to 35% of their revenue in the fourth quarter. A worsening economic environment punctuated by a widespread deterioration in credit and liquidity, investment losses and a reduction in consumer confidence may result in a change in this pattern for 2008.

Expenses

The following table sets forth certain expenses as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of services:
Commissions and fees	30.7	32.7	32.4	32.4
Operating expenses	37.0	29.8	36.0	31.8
Management fees	14.8	19.1	13.9	17.1
Total cost of services (excludes items shown separately below)	82.5	81.6	82.3	81.3
Gross margin	17.5	18.4	17.7	18.7
Corporate and other expenses:
General and administrative	6.0	4.6	5.7	5.2
Amortization	3.5	2.8	3.5	3.0
Depreciation	1.3	0.9	1.1	0.9
Impairment of goodwill and intangible assets	1.9	0.8	1.2	0.7
Management agreement buyout	—	—	—	1.6
Gain on sale of subsidiaries	(0.2)	—	(0.9)	(0.2)
Total corporate and other expenses	12.5%	9.1%	10.6%	11.2%

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

Management fees were 44.1% of gross margin before management fees for the nine months ended September 30, 2008 compared with 47.9% for the nine months ended September 30, 2007. As gross margin before management fees as a percentage of total revenue has decreased, the principals’ percentage participation in these earnings has also declined.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
(dollars in thousands)
Revenue:
Commissions and fees	$277,282	$311,191	$851,135	$838,410
Cost of services:
Commissions and fees	85,216	101,666	275,487	271,443
Operating expenses (1)	102,384	92,794	306,581	266,692
Gross margin before management fees	89,682	116,731	269,067	300,275
Management fees (2)	41,140	59,551	118,727	143,904
Gross margin	$48,542	$57,180	$150,340	$156,371
Gross margin as percentage of total revenue	17.5%	18.4%	17.7%	18.7%
Gross margin before management fees as a percentage of total revenue	32.3%	37.5%	31.6%	35.8%
Management fees, as a percentage of gross margin before management fees	45.9%	51.0%	44.1%	47.9%

______________

(1)	Excludes amortization and depreciation which are shown separately under Corporate and other expenses.
(2)	Excludes management agreement buyout which is shown separately under Corporate and other expenses.

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

Impairment of goodwill and intangible assets. The Company evaluates its amortizing (long-lived assets) and non-amortizing intangible assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), respectively. In connection with its quarterly evaluation, management proactively looks for indicators of impairment. Indicators of impairment at the Company include but are not limited to: sustained operating losses or a trend of poor operating performance, loss of key personnel, a decrease in NFP’s market capitalization below its book value and an expectation that a reporting unit will be sold or otherwise disposed of. Indicators of impairment at the reporting unit level may be due to the failure of the firms the Company acquires to perform as expected after the acquisition for various reasons, including legislative or regulatory changes that affect the products and services in which a firm specializes, the loss of key clients after acquisition, general economic factors that impact a firm in a direct way, and the death or disability of significant principals. In such situations, the Company may take impairment charges in accordance with SFAS 142 and SFAS 144 and reduce the carrying cost of acquired identifiable intangible assets (including book of business, management contracts, institutional customer relationships and trade name) and goodwill to their respective fair values. Management reviews and evaluates the financial and operating results of the Company’s acquired firms on a firm-by-firm basis throughout the year to assess the recoverability of goodwill and other intangible assets associated with these firms. In assessing the recoverability of goodwill and other intangible assets, management uses historical trends and makes projections regarding the estimated future cash flows and other factors to determine the recoverability of the respective assets. If a firm’s goodwill and other intangible assets do not meet the recoverability test, the firm’s carrying value will be compared with its estimated fair value. The fair value is based upon the amount at which the acquired firm could be bought or sold in a current transaction between NFP and the principals and/or the present value of the assets’ future cash flows. The intangible assets associated with a particular firm may be impaired when the firm has experienced a significant deterioration in its business indicated by an inability to produce at the level of base earnings for a period of more than four consecutive quarters and when the firm does not appear likely to improve its operating results or cash flows in the foreseeable future. Management believes that this is an appropriate time period to evaluate firm performance given the seasonal nature of many firms’ activities.

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

Effect of New Accounting Pronouncements.

Business Combinations

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 141 (revised 2007) (“SFAS 141R”), “Business Combinations,” which is a revision of SFAS No. 141, “Business Combinations.” Certain changes prescribed by SFAS 141R that may impact the Company are as follows:

•

Upon initially obtaining control, the acquiring entity in a business combination must recognize 100% of the fair value of the acquired assets, including goodwill and assumed liabilities, with only limited exceptions even if the acquirer has not acquired 100% of its target. As a consequence, the current step acquisition model will be eliminated.

•

Contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration. The concept of contingent consideration at a later date when the amount of that consideration is determinable beyond a reasonable doubt will no longer be applicable.

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

In May 2008, FASB issued FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 is effective for financial statements for fiscal years beginning after December 15, 2008. FSP APB 14-1 would require issuers to separate the convertible senior notes into two components: a non-convertible note and a conversion option. FSP APB 14-1 requires adoption to existing convertible debt instruments and as such NFP will need to recognize interest expense on its convertible debt instruments at its non-convertible debt borrowing rate rather than the stated rate (0.75%). NFP has completed a preliminary analysis of FSP APB 14-1 and believes it will result in a significant decrease in net income and earnings per share. FSP APB 14-1 shall be applied retrospectively to all periods presented including prior periods. Early adoption is not permitted. FSP APB 14-1 will not have any impact on cash payments or obligations due under the terms of NFP’s 0.75% convertible senior notes which matures on February 1, 2012.

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

Three months ended September 30, 2008 compared with three months ended September 30, 2007

The following table provides a comparison of the Company’s revenue and expenses for the periods presented:

	For the Three Months Ended September 30,
	2008	2007	$ Change	% Change
	(in millions)
Statement of Operations Data:
Revenue:
Commissions and fees	$277.3	$311.2	$(33.9)	(10.9)%
Cost of services:
Commissions and fees	85.2	101.7	(16.5)	(16.2)
Operating expenses (1)	102.4	92.8	9.6	10.3
Management fees	41.1	59.5	(18.4)	(30.9)
Total cost of services	228.7	254.0	(25.3)	(10.0)
Gross margin	48.6	57.2	(8.6)	(15.0)
Corporate and other expenses:
General and administrative	16.6	14.3	2.3	16.1
Amortization	9.9	8.6	1.3	15.1
Depreciation	3.5	2.8	0.7	25.0
Impairment of goodwill and intangible assets	5.2	2.6	2.6	100.0
Gain on sale of subsidiaries	(0.6)	—	(0.6)	NM
Total corporate and other expenses	34.6	28.3	6.3	22.3
Income from operations	14.0	28.9	(14.9)	(51.6)
Interest and other income	1.5	2.2	(0.7)	(31.8)
Interest and other expense	(2.8)	(2.6)	(0.2)	7.7
Net interest and other	(1.3)	(0.4)	(0.9)	225.0
Income before income taxes	12.7	28.5	(15.8)	(55.4)
Income tax expense	7.6	12.4	(4.8)	(38.7)
Net income	$5.1	$16.1	$(11.0)	68.3%

______________

NM indicates amount is not meaningful

(1)	Excludes amortization and depreciation which are shown separately under Corporate and other expenses.

Summary

Net income. Net income was $5.1 million in the three months ended September 30, 2008 compared with $16.1 million in the three months ended September 30, 2007. Net income as a percentage of revenue was 1.8% for the three months ended September 30, 2008 compared with 5.2% for the three months ended September 30, 2007. A worsening economic environment punctuated by a widespread deterioration in credit and liquidity, investment losses and a reduction in consumer confidence have resulted in a continuation of the longer and more restrictive life underwriting and life settlements diligence process, greatly reduced availability of capital for premium financing and reduced contributions into executive benefit plans. While certain expenses, particularly commissions, move largely in line with revenues, changes in operating expenses take longer to effect. The Company has been actively engaged in cost reduction initiatives across its corporate offices and more than 180 owned firms. Certain expenses, including impairments and account write-offs, will usually accelerate during these times as existing challenges may exceed a reasonable timeframe to achieve sufficient earnings to recover the carrying value of its assets.

Revenue

Commissions and fees. Commissions and fees decreased $33.9 million, or 10.9%, to $277.3 million in the three months ended September 30, 2008 compared with $311.2 million in the same period last year. Commissions and fees generated from new acquisitions totaled $9.0 million in the three months ended September 30, 2008, which was largely offset by a $42.9 million decline in revenue at existing firms. Revenue at the Company’s Austin, Texas-based utilities, which are included as part of existing firms, rose $0.5 million from $66.5 million in the three months ended September 30, 2007 to $67.0 million in the three months ended September 30, 2008. Also included in the decline in revenue at existing firms was a decrease in revenue resulting from firms disposed subsequent to the third quarter of 2007 totaling $9.8 million. Retail life, life brokerage and life settlements revenue during the third quarter of 2008 were negatively impacted by the broader worsening economic environment. Further impacting these life products was a change in the mortality tables by a leading underwriting agency in September 2008 that affected the pricing of life policies and settlements. Benefits revenues were largely flat and financial advisory revenues were modestly higher in the third quarter of 2008 compared with the prior year quarter.

Cost of services

Commissions and fees. Commissions and fees expense decreased $16.5 million, or 16.2%, to $85.2 million in the three months ended September 30, 2008 compared with $101.7 million in the same period last year. New acquisitions accounted for an increase of $1.5 million in commissions and were largely offset by an $18.0 million decline in commissions at existing firms. As a percentage of revenue, commissions and fees expense was 30.7% in the three months ended September 30, 2008 compared with 32.7% in the same period last year. The decrease in commissions and fees expense both in dollars and as a percentage of revenue was directly attributable to the decline in revenue, principally retail life products and life settlements.

Operating expenses. Operating expenses increased $9.6 million, or 10.3%, to $102.4 million in the three months ended September 30, 2008 compared with $92.8 million in the same period last year. Approximately $3.5 million of the increase was due to additional operating expenses from new acquisitions and approximately $6.1 million from increased operating expenses at existing firms. As a percentage of revenue, operating expenses increased to 37.0% in the three months ended September 30, 2008 from 29.8% in the same period last year. Personnel and related costs continues to comprise more than 60% of firm operating expenses and nearly 70.0% of the operating expense increase in the quarter to quarter comparison. The increase as a percentage of revenue largely resulted from both the impact of lower revenues in the quarter to quarter comparison and the acquisition of firms that focus on the sale of benefit products which tend to have higher operating costs in acquiring and servicing those products. Stock-based compensation to firm employees and for firm activities included in operating expenses as a component of cost of services in both the third quarter of 2008 and the third quarter of 2007 was $1.0 million.

Management fees. Management fees decreased $18.4 million, or 30.9%, to $41.1 million in the three months ended September 30, 2008 compared with $59.5 million in the three months ended September 30, 2007. Management fees were 45.9% of gross margin before management fees in the three months ended September 30, 2008 compared with 51.0% in the same period last year. Management fees as a percentage of revenue decreased to 14.8% in the three months ended September 30, 2008 from 19.1% in the same period last year. Included in management fees was an accrual of $1.7 million for ongoing incentive plans in the third quarter of 2008 compared with $5.9 million in the 2007 quarter. Incentive accruals will vary from period to period based on the mix of firms participating in the program and the volatility of their earnings. This decrease in management fees as a percentage of gross margin before management fees reflects the lower level of firm earnings as well as the higher economic ownership percentages of firms acquired in 2007 and 2008. In aggregate, the economic ownership percentage of owned firms was 52% as of September 30, 2008 compared with 50% as of September 30, 2007. In addition, management fees included $0.5 million of stock-based compensation expense in the three months ended September 30, 2008 compared with $0.3 million in the three months ended September 30, 2007.

Gross margin. Gross margin decreased $8.6 million, or 15.0%, to $48.6 million in the three months ended September 30, 2008 compared with $57.2 million in the same period last year. As a percentage of revenue, gross margin was 17.5% in the three months ended September 30, 2008 compared with 18.4% in the same period last year. Gross margin and gross margin percentage declined in the third quarter of 2008 compared with the third quarter of 2007 due to lower revenues and increased operating expenses which were only partially offset by lower commissions and fees expense and a decline in management fee expense.

Corporate and other expenses

General and administrative. General and administrative expense, which includes stock-based compensation, increased $2.3 million, or 16.1%, to $16.6 million in the three months ended September 30, 2008 compared with $14.3 million in the same period last year. As a percentage of revenue, general and administrative expense increased to 6.0% in the three months ended September 30, 2008 compared with 4.6% in the prior year period. Included in the third quarter of 2008 was $1.6 million of additional rent expense related to the relocation of the corporate headquarters in 2008, an additional reserve of $1.6 million related to a note receivable from a principal and a decrease of $0.5 million in personnel and personnel-related costs. Stock-based compensation included in general and administrative expense was $1.9 million and $1.8 million in the three months ended September 30, 2008 and 2007, respectively.

Amortization. Amortization increased $1.3 million, or 15.1%, to $9.9 million in the three months ended September 30, 2008 compared with $8.6 million in the same period last year. Amortization expense increased as a result of a 13.2% increase in amortizing intangible assets resulting primarily from new acquisitions. As a percentage of revenue, amortization was 3.5% in the three months ended September 30, 2008 compared with 2.8% in the three months ended September 30, 2007.

Depreciation. Depreciation expense increased $0.7 million, or 25.0%, to $3.5 million in the three months ended September 30, 2008 compared with $2.8 million in the same period last year. The increase in depreciation resulted from an increase in the number of owned firms and capital expenditures at the Company’s existing firms and at the corporate office. As a percentage of revenue, depreciation expense was 1.3% in the three months ended September 30, 2008 compared with 0.9% in the same period last year. Depreciation expense attributable to firm operations totaled $2.0 million in the three months ended September 30, 2008 compared with $1.8 million in the same period last year.

Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets increased $2.6 million to $5.2 million in the third quarter of 2008 compared with $2.6 million in the prior year period. The impairment related to three firms in the third quarter of 2008 and two firms in the 2007 quarter, resulting in a reduction of the carrying value of the identifiable intangible assets and goodwill associated with these firms to their estimated fair value. As a percentage of revenue, impairment of goodwill and intangibles was 1.9% for the three months ended September 30, 2008 and 0.8% for the three months ended September 30, 2007.

Gain on sale of subsidiaries. During the third quarter of 2008, the Company recognized a net gain from the sale of certain assets of three subsidiaries totaling $0.6 million. During the third quarter of 2007, the Company did not have any disposition activity.

Interest and other income. Interest and other income decreased $0.7 million, or 31.8%, to $1.5 million in the three months ended September 30, 2008 compared with $2.2 million in the three months ended September 30, 2007. The decrease in interest and other income is comprised of a decrease in interest income of $0.8 million and the Company’s proportional share of its loss in its joint venture, Institutional Life Services, of $0.7 million partially offset by an increase in sublet rental income earned on the Company’s former headquarters. The decrease in interest income is the result of a sharp decline in interest rates partially offset by a small increase in average available cash balances.

Interest and other expense. Interest and other expense was $2.8 million and $2.6 million in the three months ended September 30, 2008 and 2007, respectively. The increase results from higher average outstanding borrowings under the Company’s line of credit largely offset by lower interest rates in 2008. Borrowings increased during the fourth quarter of 2007 and first quarter of 2008 due to acquisition activity. Weighted average interest rates on borrowings declined from 6.47% in the third quarter of 2007 to 3.92% in the current quarter.

Income tax expense

Income tax expense. Income tax expense was $7.6 million in the three months ended September 30, 2008 compared with $12.4 million in the same period last year. The estimated effective tax rate in the third quarter of 2008 was 59.5%. This compares with an estimated effective tax rate of 43.5% in the third quarter of 2007. For the full year 2007, the effective tax rate was 46.1%. The effective tax rate for the 2008 third quarter increased, as compared to the prior year period, due to an increase in non-deductible amortization resulting from the impairment of three firms taken during the quarter and lower pretax income. The estimated effective tax rate may be affected by future impairments, restructurings, state tax changes and factors which may be recognized as discrete items in the quarters in which they arise and, as a result, may impact income tax expense both in terms of absolute dollars and as a percentage of income before income taxes.

Nine months ended September 30, 2008 compared with Nine months ended September 30, 2007

The following table provides a comparison of the Company’s revenue and expenses for the periods presented:

	For the Nine Months Ended September 30,
	2008	2007	$ Change	% Change
	(in millions)
Statement of Operations Data:
Revenue:
Commissions and fees	$851.1	$838.4	$12.7	1.5%
Cost of services:
Commissions and fees	275.5	271.4	4.1	1.5
Operating expenses (1)	306.6	266.7	39.9	15.0
Management fees (2)	118.7	143.9	(25.2)	(17.5)
Total cost of services	700.8	682.0	18.8	2.8
Gross margin	150.3	156.4	(6.1)	(3.9)
Corporate and other expenses:
General and administrative	48.9	43.9	5.0	11.4
Amortization	29.3	25.0	4.3	17.2
Depreciation	9.7	7.9	1.8	22.8
Impairment of goodwill and intangible assets	10.2	5.7	4.5	78.9
Management agreement buyout	—	13.0	(13.0)	NM
Gain on sale of subsidiaries	(7.7)	(2.0)	(5.7)	285.0
Total corporate and other expenses	90.4	93.5	(3.1)	(3.3)
Income from operations	59.9	62.9	(3.0)	(4.8)
Interest and other income	4.2	6.9	(2.7)	(39.1)
Interest and other expense	(8.6)	(7.3)	(1.3)	17.8
Net interest and other	(4.4)	(0.4)	(4.0)	NM
Income before income taxes	55.5	62.5	(7.0)	(11.2)
Income tax expense	30.0	27.5	2.5	9.1
Net income	$25.5	$35.0	$(9.5)	(27.1)%

______________

NM indicates amount is not meaningful

(1)	Excludes amortization and depreciation which are shown separately under Corporate and other expenses.
(2)	Excludes management agreement buyout which is shown separately under Corporate and other expenses.

Summary

Net income. Net income decreased $9.5 million, or 27.1%, to $25.5 million in the nine months ended September 30, 2008 compared with $35.0 million in the same period last year. Net income as a percentage of revenue was 3.0% for the nine months ended September 30, 2008, from 4.2% for the nine months ended September 30, 2007. The decrease in net income was due to lower gross margin and higher net interest and other partially offset by lower corporate and other expenses. The decline in gross margin reflected the challenging economic and market environment which worsened in the third quarter of 2008 leading to declining revenues and margins in that period and offsetting the gains in gross margin earned through the end of the second quarter of 2008.

Revenue

Commissions and fees. Commissions and fees increased $12.7 million, or 1.5%, to $851.1 million in the nine months ended September 30, 2008 compared with $838.4 million in the same period last year. Commissions and fees generated from new acquisitions totaled $48.1 million in the nine months ended September 30, 2008 and was offset by a $35.4 million decline in revenue from existing firms. Revenue growth early in 2008 benefited from increased carrier capacity in the senior life markets. However, a weakening financial and market environment led to a slowing of revenue growth particularly in retail life, life settlements and executive benefit plan products commissions and fees during the second quarter of 2008. The economic environment worsened in the third quarter of 2008 and revenues, particularly in life, life settlements and executive benefit plan products, declined from prior year levels. Revenues from benefits, excluding executive benefit plan products, and financial advisory products and services remain higher in the year to date period compared to the prior year.

Cost of services

Commissions and fees. Commissions and fees expense increased $4.1 million, or 1.5%, to $275.5 million in the nine months ended September 30, 2008 compared with $271.4 million in the same period last year. New acquisitions accounted for an increase of $9.3 million in commissions and fees expense and was offset by a $5.2 million decline in revenue from existing firms. As a percentage of revenue, commissions and fees expense was 32.4% in both the nine months ended September 30, 2008 and 2007.

Operating expenses. Operating expenses increased $39.9 million, or 15.0%, to $306.6 million in the nine months ended September 30, 2008 compared with $266.7 million in the same period last year. Approximately $18.5 million of the increase was due to new acquisitions and approximately $21.4 million was a result of increased operating expenses at the Company’s existing firms. As a percentage of revenue, operating expenses increased to 36.0% in the nine months ended September 30, 2008 from 31.8% in the same period last year. Operating expenses as a percentage of revenues rose in 2008 from a combination of lower revenues related to life, life settlements and executive benefit plan products and an increase in benefits, excluding executive benefit plan products, products which generally have higher operating costs needed to acquire and service these products. Personnel and related costs continue to make up a significant portion of firm operating expenses and comprised 76.5% of the operating expense increase in the year over year comparison. Included in the nine months ended September 30, 2008 was $1.6 million of additional rent expense incurred related to the relocation of seven firms to the new corporate headquarters in 2008. Stock-based compensation to firm employees and for firm activities included in operating expenses as a component of cost of services was $3.1 million in both the nine months ended September 30, 2008 and 2007.

Management fees. Management fees decreased $25.2 million, or 17.5%, to $118.7 million in the nine months ended September 30, 2008 compared with $143.9 million in the nine months ended September 30, 2007. Management fees were 44.1% of gross margin before management fees in the nine months ended September 30, 2008 compared with 47.9% in the prior year period. Management fees as a percentage of revenue decreased to 13.9% in the nine months ended September 30, 2008 from 17.1% in the same period last year. Included in management fees is an accrual of $5.4 million for ongoing incentive plans in the nine months ended September 30, 2008 compared with $11.5 million in the nine months ended September 30, 2007. Incentive accruals will vary from period to period based on the mix of firms participating in the program and the volatility of their earnings. This decrease in management fees as a percentage of gross margin before management fees reflects the lower levels of firm earnings as well as the higher economic ownership percentages of firms acquired in 2007 and early 2008. In addition, management fees included $1.4 million of stock-based compensation expense in the nine months ended September 30, 2008 compared with $0.7 million in the nine months ended September 30, 2007.

Gross margin. Gross margin decreased $6.1 million, or 3.9%, to $150.3 million in the nine months ended September 30, 2008 compared with $156.4 million in the same period last year. As a percentage of revenue, gross margin decreased to 17.7% in the nine months ended September 30, 2008 compared with 18.7% in the same period last year. The gross margin percentage was lower as the increase in commissions and fees expense and operating expenses as a percentage of revenue more than offset the decline in management fees.

Corporate and other expenses

General and administrative. General and administrative expense, which includes stock-based compensation, increased $5.0 million, or 11.4%, to $48.9 million in the nine months ended September 30, 2008 compared with $43.9 million in the same period last year. As a percentage of revenue, general and administrative expense was 5.7% and 5.2% in the nine months ended September 30, 2008 and 2007, respectively. Included in the nine months ended September 30, 2008 was $4.6 million of additional rent expense related to the relocation of the corporate headquarters and an additional reserve of $1.6 million related to a note receivable. Stock-based compensation included in general and administrative expense was $5.6 million in the nine months ended September 30, 2008 and $5.7 million in the nine months ended September 30, 2007.

Amortization. Amortization increased $4.3 million, or 17.2%, to $29.3 million in the nine months ended September 30, 2008 compared with $25.0 million in the same period last year. Amortization expense increased as a result of a 14.8% increase in amortizing intangible assets resulting primarily from new acquisitions. As a percentage of revenue, amortization was 3.5% in the nine months ended September 30, 2008 compared with 3.0% in the nine months ended September 30, 2007.

Depreciation. Depreciation expense increased $1.8 million, or 22.8%, to $9.7 million in the nine months ended September 30, 2008 compared with $7.9 million in the same period last year. The increase in depreciation resulted from an increase in the number of owned firms and capital expenditures at the Company’s existing firms and at the corporate office. As a percentage of revenue, depreciation expense was 1.1% in the nine months ended September 30, 2008 compared with 0.9% in the same period last year. Depreciation expense attributable to firm operations totaled $5.9 million in the nine months ended September 30, 2008 compared with $4.9 million in the prior year period.

Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets increased $4.5 million to $10.2 million in the nine months ended September 30, 2008 compared with $5.7 million in the prior year period. The impairment relates to seven firms in the nine months ended September 30, 2008 and three firms in the nine months ended September 30, 2007. As a percentage of revenue, impairment of goodwill and intangibles was 1.2% for the nine months ended September 30, 2008 and 0.7% for the nine months ended September 30, 2007.

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

Gain on sale of subsidiaries. During the nine months ended September 30, 2008, the Company recognized a net gain from the sale of two subsidiaries and certain assets of four other subsidiaries totaling $7.7 million. The more significant gain was $6.5 million related to the sale of a wholesale group benefits subsidiary resulting from the strategic decision by its largest carrier to bring all wholesale distribution in-house, either by acquisition or cancellation of distribution arrangements. During the nine months ended September 30, 2007, the Company recognized a gain from the sale of three subsidiaries and contingent consideration for the sale of assets in a prior year totaling $2.0 million.

Interest and other income. Interest and other income decreased $2.7 million, or 39.1% to $4.2 million in the nine months ended September 30, 2008 compared with $6.9 million in the nine months ended September 30, 2007. The decrease resulted from the Company’s proportional share in the loss of its startup joint venture, ILS of $1.4 million, lower rental income and less interest earned on average available cash balances.

Interest and other expense. Interest and other expense increased $1.3 million, or 17.8%, to $8.6 million in the nine months ended September 30, 2008 compared with $7.3 million in the same period last year. The increase was primarily due to higher average borrowings under NFP’s line of credit partially offset by a lower interest rate environment.

Income tax expense

Income tax expense. Income tax expense was $30.0 million in the nine months ended September 30, 2008 compared with $27.5 million in the same period last year. The estimated effective tax rate for the nine months ended September 30, 2008 was 54.0% as compared with an estimated effective tax rate of 44.1% for the nine months ended September 30, 2007. For the full year 2007, the effective tax rate was 46.1%. The increase in the effective tax rate resulted from the sale of a subsidiary with a tax basis substantially less than its book basis which resulted in a large tax gain, an increase in non-deductible amortization from the impairment of seven firms taken during 2008 and lower pretax income. The estimated effective tax rate may be affected by future impairments, restructurings, state tax changes and factors which may be recognized as discrete items in the quarters in which they arise and, as a result, may impact income tax expense both in terms of absolute dollars and as a percentage of income before income taxes.

Liquidity and Capital Resources

The Company historically experiences its highest cash usage during the first quarter of each year as balances due to principals and/or certain entities they own for management fees and incentive bonuses earned are finalized and paid out, more acquisitions are completed and revenue and earnings decline from the fourth quarter of the prior year. The increase in cash usage during the first quarter generally requires increased borrowings under NFP’s credit facility. As the year progresses cash flows are expected to improve as earnings increase and acquisition activities moderate. With this increase in cash flow NFP generally reduces the borrowings under its credit facility. A change in this historical pattern of earnings growth and cash usage could impact the Company’s ability to reduce borrowings and meet its debt covenants. As of September 30, 2008, the Company had a working capital deficiency. This deficiency is the result of NFP’s classification of its credit facility as a current liability. NFP’s credit facility is structured as a revolving credit facility and matures on August 22, 2011. NFP may elect to pay down its outstanding balance at any time before August 22, 2011 but repayment is not required before that date. NFP’s classification of this obligation as a current liability has been driven by NFP’s practice of drawing against the credit line during the year and subsequently repaying significant amounts of the borrowing. The debt is current in the sense of NFP’s practice of frequent draws and repayments; it is not current in that repayment is not required in the next twelve months.

As of September 30, 2008, the Company was in compliance with all of its debt covenants. However, if the Company’s earnings deteriorate, it is possible that NFP would fail to comply with the terms of its credit facility, such as the consolidated leverage ratio covenant, and therefore be in default under the credit facility. Upon the occurrence of such event of default, the majority of lenders under the credit facility could cause amounts currently outstanding to be declared immediately due and payable. Such an acceleration could trigger “cross acceleration provisions” under NFP’s indenture governing the notes; see “—Borrowings—Convertible Senior Notes” below. Like many companies, NFP has initiated discussions with its bank group regarding the potential need for additional flexibility to navigate through the current downturn. Changes to the credit facility may result in an increase in borrowing costs in future periods.

A summary of the changes in cash flow data is provided as follows:

	Nine Months Ended September 30,
(in thousands)	2008	2007
Net cash flows provided by (used in):
Operating activities	$24,337	$44,573
Investing activities	(71,581)	(141,734)
Financing activities	506	87,629
Net decrease in cash and cash equivalents	(46,738)	(9,532)
Cash and cash equivalents – beginning of period	114,182	98,206
Cash and cash equivalents – end of period	$67,444	$88,674

As the financial crisis has deepened, NFP has performed additional assessments to determine the impact of recent market developments, including a review of access to liquidity in the capital and credit markets and macroeconomic conditions. If the financial crisis intensifies, leading to longer term disruptions in the capital and credit markets as a result of uncertainty, reduced capital alternatives could adversely affect the Company’s access to liquidity needed for its business. The inability to obtain adequate financing from debt or capital sources could force the Company to forgo certain opportunities. Any disruption in NFP’s access to capital could require the Company to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for business needs can be arranged. Such measures could include deferring capital expenditures, reducing or eliminating future share repurchases, dividend payments, acquisitions or other discretionary uses of cash. On November 5, 2008, NFP’s Board of Directors directed management to suspend repurchasing additional shares under the current share repurchase authorization and also suspended NFP's quarterly cash dividend.

Current tightening of credit in the financial markets also adversely affects the ability of customers to obtain financing for the products and services the Company distributes, which could result in a decrease in revenues generated, reducing the Company’s liquidity.

Operating activities

During the nine months ended September 30, 2008, cash provided by operating activities was $24.3 million, compared with cash provided during the same period of the prior year of $44.6 million. During the nine months ended September 30, 2008, cash was provided primarily from net income adjusted for non-cash charges, which totaled $77.2 million, plus the net effect of collecting receivables outstanding at the beginning of the period and new receivables established at the end of the period, which totaled $44.5 million. Cash used during the nine months of 2008 and 2007 was largely the result of payments reducing balances due to principals and/or certain entities they own ($33.2 million and $19.7 million, respectively), accrued liabilities ($22.3 million and $9.6 million, respectively), and accounts payable ($12.4 million and $14.7 million, respectively). The large decrease in accrued liabilities included $18.2 million in payments related to ongoing incentive plans. Included and reducing cash provided by operating activities during the nine months ended September 30, 2008 was $14.4 million paid in connection with the acquisition of a group benefits intermediary and subsequent merger with an existing wholly-owned subsidiary of the Company which has been treated as prepaid management fee. A portion of this payment has been amortized with the remaining balance included in Other current assets and Other non-current assets.

Investing activities

During the nine months ended September 30, 2008 and 2007, cash used in investing activities was $71.6 million and $141.7 million, respectively, in both cases for the acquisition of firms and property and equipment. During the nine months of 2008 and 2007, the Company used $63.8 million and $135.3 million, respectively, for payments for acquired firms and contingent consideration. In each period, payments for acquired firms represented the largest use of cash in investing activities. During the nine months ended September 30, 2008, capital expenditures included approximately $20.2 million due to construction and other costs related to the relocation of the corporate headquarters and the concurrent consolidation of space with seven firms.

Financing activities

During the nine months ended September 30, 2008 and 2007, cash provided by financing activities was $0.5 million and $87.6 million, respectively. During the nine months ended September 30, 2008, net borrowings under the Company’s line of credit were $47.0 million. Cash dividends paid in the nine months ended September 30, 2008 were $24.7 million. During the nine months ended September 30, 2008, pursuant to NFP’s share repurchase authorization, NFP repurchased 994,500 shares of its common stock for $24.6 million.

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

Some of the Company’s firms maintain premium trust accounts, which represent payments collected from insureds on behalf of carriers. Funds held in these accounts are invested in cash, cash equivalents and securities purchased under resale agreements overnight. As of September 30, 2008, the Company had cash, cash equivalents and securities purchased under resale agreements in premium trust accounts of $81.9 million, an increase of $1.5 million from the balance of $80.4 million at December 31, 2007. Increases or decreases in these accounts relate to the volume and timing of payments from insureds and the timing of the Company’s remittances to carriers. These increases or decreases are largely offset by changes in premiums payable to insurance carriers.

Management believes that the Company’s existing cash, cash equivalents, funds generated from its operating activities and funds available under its credit facility will provide sufficient sources of liquidity to satisfy its financial needs for the next twelve months, despite disruptions in the capital markets. However, if circumstances change, the Company may need to raise debt or additional capital in the future.

Management will continue to closely monitor the Company's liquidity and the credit markets. However, management cannot predict with certainty the impact to the Company of any further disruption in the credit environment.

Borrowings

Credit Facility

On January 16, 2007, NFP entered into an amendment (the “Amendment”) to its $212.5 million credit facility, dated as of August 22, 2006, with various financial institutions party thereto and Bank of America, N.A., as administrative agent (the “Administrative Agent”). The Amendment, among other things, modified certain covenants to which NFP was subject under the Credit Agreement, dated as of August 22, 2006 (as amended, the “Credit Agreement”) and made other changes in contemplation of the issuance by NFP of the 0.75% convertible senior notes due February 1, 2012 (discussed separately below). Under the Amendment, NFP can incur up to $250 million in aggregate principal amount outstanding in unsecured indebtedness and unsecured subordinated indebtedness subject to certain conditions; previously, NFP could incur $75 million of unsecured subordinated debt. The Amendment also provides that cumulative Restricted Payments (as defined in the Amendment), which include but are not limited to dividends and share repurchases, may not exceed 50% of consolidated net income for the then completed fiscal quarters of the Company commencing with the fiscal quarter ending March 31, 2006 plus $150 million; previously, Restricted Payments could not exceed 50% of consolidated net income for the then completed fiscal quarters of the Company commencing with the fiscal quarter ending March 31, 2006 plus $125 million. In addition, to induce the credit facility lenders to consent to the Amendment, NFP agreed to pay to the administrative agent for the ratable benefit of the credit facility lenders that signed the Amendment an amendment fee equal to 0.05% of the commitments of such lenders. The $212.5 million credit facility replaced NFP’s previous $175 million credit facility and is used primarily to finance acquisitions and fund general corporate purposes.

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

Borrowings under the credit facility bear interest, at NFP’s election, at a rate per annum equal to: (i) at any time when the Company’s consolidated leverage ratio is greater than or equal to 2.0 to 1.0, the ABR plus 0.25% per annum or the Eurodollar Rate plus 1.25%, (ii) at any time when the Company’s consolidated leverage ratio is less than 2.0 to 1.0 but greater than or equal to 1.0 to 1.0, the ABR or the Eurodollar Rate plus 1.00% and (iii) at any time when the Company’s consolidated leverage ratio is less than 1.0 to 1.0, the ABR or the Eurodollar Rate plus 0.75%. As used in the credit facility, “ABR” means, for any day, the greater of (i) the federal funds rate in effect on such day plus 0.5% and (ii) the rate of interest in effect as publicly announced by Bank of America as its prime rate.

NFP’s access to funds under its credit facility is dependent on the banks that are parties to the facility to meet their funding commitments and the Company’s compliance with all covenants under the facility. Those banks may not be able to meet their funding commitments to NFP if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from other borrowers within a short period of time. Any disruption in the ability to borrow could require NFP to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for its business needs could be arranged.

NFP’s credit facility is structured as a revolving credit facility and matures on August 22, 2011. NFP may elect to pay down its outstanding balance at any time before August 22, 2011. NFP’s obligations under the credit facility are secured by all of its and its subsidiaries’ assets. Up to $35 million of the credit facility is available for the issuance of letters of credit and there is a $10 million sublimit for swingline loans. The credit facility contains various customary restrictive covenants that prohibit the Company from, subject to various exceptions and among other things: (i) incurring additional indebtedness or guarantees, (ii) creating liens or other encumbrances on property or granting negative pledges, (iii) entering into a merger or similar transaction, (iv) selling or transferring certain property, (v) declaring dividends or making other restricted payments and (vi) making investments. In addition, the credit facility contains financial covenants requiring the Company to maintain certain ratios, such as a minimum interest coverage ratio. The most restrictive negative covenant in the credit facility concerns the consolidated leverage ratio, which states that NFP may not have a ratio of Consolidated Total Debt to EBITDA, as both terms are defined in the credit facility, exceeding 2.5 to 1 at the last day of any measurement period.

As of September 30, 2008, the Company was in compliance with all of its debt covenants. However, if the Company’s earnings deteriorate, it is possible that NFP would fail to comply with the terms of its credit facility, such as the consolidated leverage ratio covenant, and therefore be in default under the credit facility. Upon the occurrence of such event of default, the majority of lenders under the credit facility could cause amounts currently outstanding to be declared immediate due and payable. Such an acceleration could trigger “cross acceleration provisions” under NFP’s indenture governing the notes; see “—Convertible Senior Notes” below. Like many companies, NFP has initiated discussions with its bank group regarding the potential need for additional flexibility to navigate through the current downturn. Changes to the credit facility may result in an increase in borrowing costs in future periods.

As of September 30, 2008, the year-to-date weighted average interest rate for NFP’s credit facility was 4.53%. The combined weighted average of its credit facility in the prior year period was 6.33%

NFP had outstanding borrowings of $173.0 million under the credit facility at September 30, 2008 and $80.0 million at September 30, 2007. At December 31, 2007, outstanding borrowings were $126.0 million. NFP has historically drawn upon its credit facilities from time to time to fund its acquisitions which tend to occur more frequently earlier in the year and reduce borrowings during the latter part of the year.

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

Holders may convert their notes at their option on any day prior to the close of business on the scheduled trading day immediately preceding December 1, 2011 only under the following circumstances: (1) during the five business-day period after any five consecutive trading-day period (the “measurement period”) in which the price per note for each day of that measurement period was less than 98% of the product of the last reported sale price of NFP’s common stock and the conversion rate on each such day; (2) during any calendar quarter (and only during such quarter) after the calendar quarter ending March 31, 2007, if the last reported sale price of NFP’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (3) upon the occurrence of specified corporate events. The notes are convertible, regardless of the foregoing circumstances, at any time from, and including, December 1, 2011 through the second scheduled trading day immediately preceding the maturity date. Default under the credit facility resulting in its acceleration would, subject to a 30-day grace period, trigger a default under the supplemental indenture governing the notes, in which case the trustee under the notes or the holders of not less than 25% in principal amount of the notes could accelerate the payment of the notes.

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

Concurrent with the issuance of the notes, NFP entered into a convertible note hedge and warrant transactions with an affiliate of one of the underwriters for the notes. A default under NFP’s credit facility would trigger a default under each of the convertible note hedge and warrant transactions, in which case the counterparty could designate early termination under either, or both, of these instruments. The transactions are expected to reduce the potential dilution to NFP’s common stock upon future conversions of the notes. Under the convertible note hedge NFP purchased 230,000 call options for an aggregate premium of $55.9 million. Each call option entitles NFP to repurchase an equivalent number of shares issued upon conversion of the notes at the same strike price ($55.62 per share), generally subject to the same adjustments. The call options expire on the maturity date of the notes. NFP sold warrants for an aggregate premium of $34 million. The warrants expire ratably over a period of 40 scheduled trading days between May 1, 2012 and June 26, 2012, on which dates, if not previously exercised, the warrants will be treated as automatically exercised if they are in the money. The warrants provide for net-share settlement. The net cost of the convertible note hedge and warrants to the Company is $21.9 million. Debt issuance costs associated with the notes of approximately $7.6 million are recorded in Other current assets and Other non-current assets and will be amortized over the term of the notes.

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

Dividends

NFP paid a quarterly cash dividend of $0.21 per share of common stock on January 7, 2008, April 7, 2008, July 7, 2008 and October 7, 2008. On November 5, 2008, NFP’s Board of Directors suspended NFP’s quarterly cash dividend. Based on the most recent quarterly dividends declared of $0.21 per share of common stock and the number of shares held by stockholders of record on September 16, 2008, the total annual cash requirement for dividend payments would be approximately $33.3 million.

Off-Balance Sheet Arrangements

The Company had no material off-balance sheet arrangements during the nine months ended September 30, 2008.

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

NFP has a credit facility and cash, cash equivalents and securities purchased under resale agreements in premium trust accounts. Interest income and expense on the preceding items are subject to short-term interest rate risk. Based on the weighted average borrowings under NFP’s credit facility during the nine months ended September 30, 2008 and 2007, a 1% change in short-term interest rates would have affected the Company’s income before income taxes by approximately $1.8 million for the nine months ended September 30, 2008 and $0.8 million for the nine months ended September 30, 2007. Based on the weighted average amount of cash, cash equivalents and securities purchased under resale agreements in premium trust accounts during the nine months ended September 30, 2008 and 2007, a 1% change in short-term interest rates would have affected the Company’s income before income taxes by approximately $1.6 million and $1.4 million, respectively. As further discussed in “Liquidity and Capital Resources,” broad economic and credit market conditions may impact the Company’s access to capital and the availability or attractiveness of certain products from which the Company earns revenue.

The Company has not entered into any derivative financial instrument transactions to manage or reduce market risk or for speculative purposes, other than a convertible note hedge and warrant transactions entered into concurrently with NFP’s convertible senior notes offering. Such transactions were entered into to lessen or eliminate the potential dilutive effect of the conversion feature of the convertible senior notes on NFP’s common stock.

The Company is further exposed to credit risk for commissions received from clearing brokers and insurance companies. This credit risk is generally limited to the amount of commissions receivable. Given current market conditions, any potential defaults by, or even rumors about, financial institutions such as insurers could result in losses by these institutions. To the extent that questions about an insurance carrier's perceived stability and financial strength ratings contribute to such insurer’s failure in the market, the Company could be exposed to losses resulting from such insurer’s inability to pay commissions or fees owed.

There have been disruptions in the financial markets during the past year and many financial institutions have reduced or ceased to provide funding to borrowers. The availability of credit, confidence in the financial sector, and volatility in financial markets has been adversely affected. Although NFP does not invest in any collateralized debt obligations or collateralized mortgage obligations, these disruptions are likely to have some impact on all financial institutions in the United States, including the Company. Further, there can be no assurance that future changes in interest rates, creditworthiness or solvency of counterparties, liquidity available in the market and other general market conditions will not have a material adverse impact on the Company’s results of operations, liquidity or financial position.

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

Changes in Internal Control over Financial Reporting

On July 1, 2008, NFP acquired a Canadian-based employee benefits firm. The functional currency of the Company is the United States (“U.S.”) dollar. Excluding the translation of foreign currency into the U.S. dollar put in place as a direct result of this acquisition, there have been no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the nine months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. Changes to certain processes, information technology systems and other components of internal control over financial reporting resulting from the acquisition of the Canadian-based firm may occur and will be evaluated by management as such integration activities are implemented.

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

Item 1A. Risk Factors

The information below should be considered in conjunction with the other risk factors identified in NFP’s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 19, 2008.

In light of current market conditions, the Company’s inability to access the capital markets on favorable terms may adversely affect the Company’s future operations, including continued acquisition activity. NFP may seek to amend the financial covenants of its Credit Agreement which could include an increase in borrowing costs or additional fees.

As of September 30, 2008, NFP was in compliance with all of its debt covenants. However, NFP may be unable to satisfy financial covenants in the future, which could materially and adversely affect NFP’s ability to finance future operations, such as acquisitions or capital needs. If the Company’s earnings deteriorate, it is possible that NFP would fail to comply with the terms of its credit facility, such as the consolidated leverage ratio requirement, and therefore be in default under the credit facility. Default under NFP’s credit facility would trigger a default under each of the convertible note hedge and warrant transactions, in which case the counterparty could designate early termination under either, or both, of these instruments. Default under NFP’s credit facility resulting in its acceleration would, subject to a 30-day grace period, trigger a default under the supplemental indenture governing the notes. In that case, the trustee under the notes or the holders of not less than 25% in principal amount of the notes could accelerate their payment.

Due to the existing uncertainty in the capital and credit markets, NFP’s access to capital may not be available on acceptable terms, and this may result in the Company’s inability to achieve present objectives for strategic acquisitions and internal growth. To provide financial flexibility, NFP may seek to amend the financial covenants of its Credit Agreement; however, there can be no assurances that NFP will be able to secure such amendments or that such amendments will be on acceptable terms. Even if NFP were able to secure such facilities, NFP could experience an increase in borrowing costs. Any disruption in NFP’s access to capital could require the Company to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for business needs can be arranged. Such measures could include deferring capital expenditures, reducing or eliminating future share repurchases, dividend payments, acquisitions or other discretionary uses of cash.

Dislocation in financial markets may adversely impact the Company.

The financial services industry has recently experienced unprecedented change and volatility. Disruptions in the financial markets may have an adverse effect in the U.S. market, which could negatively impact business and consumer spending patterns. There is no assurance that government responses to the disruptions in the financial markets will restore business and consumer confidence, stabilize the markets or increase liquidity and the availability of credit.

Current tightening of credit in financial markets also adversely affects the ability of customers to obtain financing for the products and services the Company distributes, which could result in a decrease in revenues generated. Demand for many types of insurance generally rises and falls as economic growth expands or slows. To the extent the Company’s clients become adversely affected by declining business conditions, they may choose to limit their purchases of insurance coverage or registered investment advisory services, which would inhibit the Company’s ability to generate revenue. Moreover, insolvencies associated with an economic downturn could adversely affect the Company’s business through the loss of clients or by hampering the Company’s ability to place insurance and reinsurance business.

The failure of insurances carriers may impact the Company. In addition, NFP may need to expend resources to address questions regarding its relationship with financial institutions.

Any potential defaults by, or even rumors about, financial institutions such as insurers could result in losses by these institutions. Questions about an insurance carrier's perceived stability and financial strength ratings may contribute to such insurers’ strategic decisions to focus on certain lines of insurance to the detriment of others. Consequently, the potential for a significant insurer to cease writing certain insurance the Company offers its customers could negatively impact overall capacity in the industry, which in turn could have the effect of reduced placement of certain lines and types of insurance and reduced revenues and profitability for the Company. Further, to the extent that questions about an insurance carrier's viability contribute to such insurers’ failure in the market, the Company could be exposed to losses resulting from such insurers’ inability to pay commissions or fees owed.

The Company has relationships with many financial institutions, including insurers which are regulated by state insurance departments for solvency issues and are subject to reserve requirements. NFP cannot guarantee that all insurance carriers it does business with will maintain these traditional ratings. The Company may need to expend resources to address questions or concerns regarding its relationships with these insurers, diverting management resources away from operating the Company’s business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities

Since January 1, 2008 and through September 30, 2008, NFP has issued the following securities:

NFP has issued 669,471 shares of common stock with a value of approximately $18.5 million to principals in connection with the acquisition of firms. NFP has issued 78,023 shares of common stock with a value of approximately $1.8 million to principals related to contingent consideration and other.

Since October 1, 2008 and through November 6, 2008, NFP has not issued any unregistered securities.

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

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (d)	Maximum number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (d)
July 1, 2008 – July 31, 2008	9,822	(a)	$21.36	—	$—
August 1, 2008 – August 31, 2008	133,100	(b)	$20.22	133,100	$20,387,827
September 1, 2008 – September 30, 2008	1,800	(c)	$19.72	—	$—
Total	144,722		$20.29	133,100

(a)

5,925 shares were reacquired relating to the satisfaction of a promissory note. No gain or loss was recorded on this transaction. 3,897 shares were reacquired relating to the sale of certain assets of a subsidiary.

(b)	133,100 shares were reacquired relating to NFP’s share repurchase authorization.
(c)	1,800 shares were reacquired relating to the partial satisfaction of a promissory note. No gain or loss was recorded on this transaction.
(d)	On February 5, 2008, NFP’s Board of Directors authorized the repurchase of up to $45.0 million of NFP’s common stock in the open market, at times and in such amounts as management deems appropriate.

Item 5. Other Information

Departure of Directors or Certain Officers

On November 3, 2008, Robert S. Zuccaro resigned from his position as Executive Vice President and Chief Accounting Officer of NFP, effective December 31, 2008.  Mr. Zuccaro’s decision was made in connection with broader reductions in workforce at the Company and did not involve a disagreement with the Company on any matter relating to the Company’s operations, policies or practices.  Donna J. Blank, Executive Vice President and Chief Financial Officer of NFP, oversees NFP’s accounting functions.

Other Information

On November 3, 2008, Mark C. Biderman, former Chief Financial Officer, announced his retirement from his position as Executive Vice President and Vice Chairman of NFP, effective December 31, 2008.  Mr. Biderman’s decision did not involve a disagreement with the Company on any matter relating to the Company’s operations, policies or practices.   Any material compensatory plan, contract or arrangement subsequently entered into with Mr. Biderman in connection with his retirement will be publicly disclosed as required. As previously disclosed, effective September 1, 2008, Donna J. Blank, Executive Vice President and Chief Financial Officer of NFP, oversees NFP’s financial functions.

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

National Financial Partners Corp.

Signature	Title	Date

/S/ JESSICA M. BIBLIOWICZ	Chairman, President and Chief Executive Officer	November 6, 2008
Jessica M. Bibliowicz

/S/ Donna J. BLANK	Executive Vice President and Chief Financial Officer	November 6, 2008
Donna J. Blank

EXHIBIT INDEX

Exhibit No.	Description

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002