Form 10-K
period 2008-12-31
NATIONAL FINANCIAL PARTNERS CORP
filed 2009-02-13
CIK 1183186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

Commission File Number: 001-31781

NATIONAL FINANCIAL PARTNERS CORP.

(Exact name of registrant as specified in its charter)

Delaware	13-4029115
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
340 Madison Avenue, 19th Floor, New York, New York	10173
(Address of principal executive offices)	(Zip Code)

(212) 301-4000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.10 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant on June 30, 2008 was $769,928,768.

The number of outstanding shares of the registrant’s Common Stock, $0.10 par value, as of January 31, 2009, was 39,874,532.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2009 Annual Meeting of Stockholders to be held June 3, 2009 are incorporated by reference in this Form 10-K in response to certain items in Part II and Part III.

NATIONAL FINANCIAL PARTNERS CORP.

Form 10-K

For the Year Ended December 31, 2008

i

Forward-Looking Statements

National Financial Partners Corp. (“NFP”) and its subsidiaries (together with NFP, the “Company”) and their representatives may from time to time make verbal or written statements, including certain statements in this report, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words “anticipate,” “expect,” “intend,” “plan,” “believe,” “estimate,” “may,” “project,” “will,” “continue” and similar expressions of a future or forward-looking nature. Forward-looking statements may include discussions concerning revenue, expenses, earnings, cash flow, impairments, losses, dividends, capital structure, credit facilities, market and industry conditions, premium and commission rates, interest rates, contingencies, the direction or outcome of regulatory investigations and litigation, income taxes and the Company’s operations or strategy.

These forward-looking statements are based on management’s current views with respect to future results, and are subject to risks and uncertainties. Forward-looking statements are based on beliefs and assumptions made by management using currently available information, such as market and industry materials, experts’ reports and opinions, and current financial trends. These statements are only predictions and are not guarantees of future performance. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by a forward-looking statement. These factors include, without limitation:

•	NFP’s ability, through its operating structure, to respond quickly to regulatory, operational or financial situations;

•	the Company’s ability to manage its business effectively and profitably through the principals of its firms;

•

a recessionary economic environment, resulting in fewer sales of financial products or services, including rising unemployment which could impact group benefit sales based on reduced headcount, and the availability of credit in connection with the purchase of such products or services or consumer hesitancy in spending;

•

the occurrence of events or circumstances that could be indicators of impairment to goodwill and intangible assets which require the Company to test for impairment, and the impact of any impairments that the Company may take;

•

the impact of the adoption or modification of certain accounting treatments or policies and changes in underlying assumptions, relating to, among other things, impairments, which may lead to adverse financial results;

•	NFP’s success in acquiring high-quality independent financial services distribution firms and factors inhibiting the Company’s ability to acquire firms;

•	the performance of the Company’s firms following acquisition;

•

changes in interest rates or general economic conditions and credit market conditions, including changes that adversely affect NFP’s ability to access capital, such as the global credit crisis that began in 2007 and continues today;

•

adverse developments or volatility in the markets in which the Company operates, resulting in fewer sales of financial products and services, including those related to compensation agreements with insurance companies and activities within the life settlements industry;

•	securities and capital markets behavior, including fluctuations in price of NFP’s common stock and recent uncertainty in the U.S. financial markets;

•	any losses that NFP may take with respect to dispositions of firms or otherwise;

ii

•	the continued availability of borrowings and letters of credit under NFP’s credit facility;

•

adverse results or other consequences from litigation, arbitration, regulatory investigations or internal compliance initiatives, including those related to compensation agreements with insurance companies and activities within the life settlements industry;

•

uncertainty in the financial services, insurance and life settlement industries arising from investigations into certain business practices and subpoenas received from various governmental authorities and related litigation;

•

the impact of legislation or regulations in jurisdictions in which NFP’s subsidiaries operate, including the possible adoption of comprehensive and exclusive federal regulation over all interstate insurers and the uncertain impact of proposals for legislation regulating the financial services industry;

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

•	changes in premiums and commission rates and the rates of other fees paid to the Company’s firms, including life settlements and registered investment advisory fees;

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

iii

PART I

Item 1. Business

Overview

National Financial Partners Corp.

NFP is a leading independent distributor of financial services products primarily to high net worth individuals and companies. Founded in 1998, NFP has grown internally and through acquisitions and operates a national distribution network with over 175 owned firms. The Company targets the high net worth and growing entrepreneurial and large corporate markets because of their growth potential and the desire of customers within these markets for more personalized service. NFP defines the high net worth market as households with investable assets of at least $1 million, and the Company seeks to target the segment of that market having net worth, excluding primary residence, of at least $5 million. NFP defines the growing entrepreneurial corporate market as businesses with less than 1,000 employees. The Company also targets the larger corporate market for executive benefits. NFP believes its management approach affords its firms the entrepreneurial freedom to serve their clients most effectively while having access to the resources of a national distribution organization. At the same time, NFP maintains internal controls that allow NFP to oversee its nationwide operations. NFP’s senior management team is composed of experienced financial services leaders who have direct experience building and operating sizeable distribution-related companies.

The Company operates as a bridge between large financial services products manufacturers and its network of independent financial services distributors. The Company believes it enhances the competitive position of independent financial services distributors by offering access to a wide variety of products and a high level of marketing and technical support. NFP also provides financial and intellectual capital to further enhance the business expansion of its firms. For the large financial services products manufacturers, NFP represents an efficient way to access a large number of independent distributors and their customers. The Company believes it is one of the largest distributors within the independent distribution channel for many of the leading financial services products manufacturers serving its target markets. NFP currently has relationships with many industry leading manufacturers, including, but not limited to, AIG, AIM, Allianz, Allstate, American Funds, American Skandia, Assurant, AXA Financial, Boston Mutual, Century Healthcare, Chubb Federal Insurance Company, Fidelity Investments, Fireman’s Fund, Genworth Financial, The Hartford, ING, Jackson National Life, John Hancock USA, Lincoln Benefit, Lincoln Financial Group, Lloyds of London, MassMutual, MetLife, Nationwide Financial, Oppenheimer Funds, Pacific Life, Phoenix Life, Principal Financial, Protective, Prudential, Securian, Standard Insurance Company, Sun Life, Transamerica, Traveler Property and Casualty Insurance Company, United Healthcare, Unum Group, West Coast Life and WM Group of Funds. These relationships provide a higher level of dedicated marketing and underwriting support and other benefits to many of the Company’s firms than is generally not available on their own.

The Company’s firms, including NFP Securities, Inc. (“NFPSI,”) its principal broker-dealer subsidiary, serve its client base, both directly and indirectly, by providing products and services in one or more of the following primary areas:

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

NFP’s principal and executive offices are located at 340 Madison Avenue, 19th Floor, New York, New York, 10173 and the telephone number is (212) 301-4000. On NFP’s Web site, www.nfp.com, NFP posts the following filings as soon as reasonably practicable after they are electronically filed or furnished with the Securities and Exchange Commission, or the SEC: NFP’s annual reports on Form 10-K, NFP’s quarterly reports on Form 10-Q, NFP’s current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All such filings on NFP’s Web site are available free of charge. Information on the Company’s Web site does not constitute part of this report.

Industry Background

The Company believes that it is well positioned to capitalize on a number of trends in the financial services industry, including:

•

Long-term growth in the high net worth market. According to Spectrem Group, a financial services industry research and consulting firm, the number of households with net worth, excluding primary residence, in excess of $5 million (the subcategory of the high net worth market NFP generally targets) grew at an estimated compounded annual rate of 17.6% during the period from 1997 to 2007. While in the past year market and economic conditions have been volatile and many have experienced a decrease in personal wealth, the Company believes that there are still significant opportunities to service the high net worth market.

•

Need for wealth transfer products. The Company expects the need for wealth transfer products and services to increase significantly in the future due to the demand for the efficient intergenerational transfer of wealth among high net worth individuals. According to TNS’ 2008 Affluent Market Research Program, the number of households in the United States with net worth, excluding primary residence, in excess of $1 million was 7.4 million as of May 2008. The number of households with net worth, excluding primary residences, above $5 million was 1.1 million.

•

Growth of employer-sponsored benefit plans. According to the Employee Benefit Research Institute, total spending on employee benefits, excluding retirement benefits, grew from an estimated $494 billion in 2000 to an estimated $761 billion in 2007, accounting for approximately 10% of employers’ total spending on compensation in 2007. Of the $761 billion, approximately 82% was related to health benefits, with the balance spent on other benefits. To augment employer-sponsored plans, many businesses have started to make available to their employees supplemental benefits products, such as individual life, long-term care and disability insurance. The Company believes that these factors will continue to provide the Company with significant growth opportunities.

•

Demand for unbiased solutions. NFP believes that customers are increasingly demanding unbiased advice from the financial services industry and that the independent distribution channel is best positioned to offer this service. Recent market uncertainty underscores the importance of independent financial advice. Distributors in this channel use an “open architecture” approach. This approach allows them to provide access to a wide range of products from a variety of manufacturers of their choice to their clients. This is often necessary to create tailored financial solutions for high net worth individuals and companies.

•

Size of the independent distribution channel. According to Cerulli Associates, assets under management in the independent distribution channel were $1.7 trillion as of December 31, 2007. NFP believes this market has been driven by the increasing demand for customer choice, which is well served by the unbiased, open architecture approach used by the independent distribution channel. This distribution channel is also well suited to the development of personal relationships that facilitate the long-term nature of the sales process to high net worth individuals and companies.

•

Continued consolidation within the financial services industry. Within the financial services industry, both manufacturers and distributors have undergone tremendous consolidation as financial services companies have sought to broaden their business platforms and gain economies of scale. According to Thomson Financial, since January 1, 1999, over 7,300 financial services mergers and other consolidation transactions have been completed in the United States and NFP believes that this trend will continue. This ongoing consolidation makes it more difficult for entrepreneurs in the independent distribution channel to compete and succeed. As consolidation increases, NFP believes the products and services requirements and economies of scale required to compete effectively for its target customers will increase. Additionally, NFP believes it will become more difficult for entrepreneurs to gain access to the most competitive products and terms from financial services products manufacturers as the manufacturers grow in size. NFP believes it provides a unique opportunity for entrepreneurs in the independent distribution channel to compete and succeed in a consolidating industry.

Key Elements of NFP’s Growth Strategy

NFP’s goal is to achieve superior long-term returns for its stockholders, while establishing itself as one of the premier independent distributors of financial services products and services on a national basis to its target markets. To help accomplish this goal, NFP intends to focus on the following key areas:

•

Capitalize on the growth of NFP’s attractive target markets. The Company’s producers target customers in the high net worth and growing entrepreneurial and large corporate markets which have grown and whose demand for financial services NFP believes will continue to grow. The Company has built its distribution system by attracting specialists targeting these markets, and it expects to continue to enhance its network by adding additional producers.

•

Foster growth within the Company’s firms. The Company’s firms have achieved an internal revenue growth rate of 16% in 2004, 22% in 2005, 5% in 2006, and less than 1% in 2007. In 2008, internal revenue growth decreased 9% due in part to the prolonged economic slowdown. NFP provides support to its firms in this environment by providing budgeting and business planning resources. Additionally, if warranted, the Company may also enter into restructures or dispositions of impacted or underperforming firms. NFP has structured its acquisitions to reward the principals whose firms it acquires to continue to grow the businesses and make them increasingly profitable. NFP enhances the core growth potential of the firms by providing them with the benefits of being part of a national organization. These benefits include access to dedicated insurance underwriting and other support services, financial and intellectual capital, technology solutions, cross-selling facilitation, regulatory compliance support, assistance in growing their firms through acquisitions, sub-acquisitions and succession planning.

•

Acquire high-quality independent firms. While acquisitions remain a component of the Company’s business strategy over the long term, NFP suspended acquisition activity (with the exception of certain sub-acquisitions) in the latter part of 2008 in order to conserve cash. NFP will continue to reassess the market and economic environment. NFP believes that substantial opportunities remain for further growth through disciplined acquisitions of high quality firms. NFP has demonstrated an ability to identify and acquire leading independent firms. As of December 31, 2008, the Company has completed 263 acquisition transactions since its founding. As a result, NFP has substantial experience in selecting and acquiring high quality firms. The Company believes that the independent distribution channel is under increasing pressure to continue its consolidation trend. Occasionally, NFP examines opportunities to acquire firms that serve its target markets and provide products or services other than those in its three key areas. The Company may acquire one or more of these firms.

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

The independent distribution channel is different from other methods of financial services distribution in a number of ways. Rather than the standard employer-employee relationship found in many other types of distribution, such as broker-dealers (for example, wirehouses and regional brokerage firms) or insurance companies, participants in the independent distribution channel are independent contractors. Distributors who choose to work in the independent channel tend to be entrepreneurial individuals who strive to develop personalized relationships with their clients. Often, these distributors started their careers with traditional broker-dealer firms or insurance companies, with highly structured product arrangements, and left these environments in favor of a more flexible environment. For distributors in the independent distribution channel, building strong client relationships is imperative as they rely largely on their own reputations to prospect for new clients, in contrast to other types of distributors that rely on a parent company to provide substantial advertising and branding efforts.

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

Products and Services

The Company provides a comprehensive selection of products and services that enable the Company’s high net worth clients to meet their financial management and planning needs and enable the Company’s corporate clients to create, implement and fund benefit plans for their employees and executives. The products that the Company places and the services offered to its customers can be generally classified in three primary areas:

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

• Investment consulting

• Traditional broker-dealer services

• Trust and fiduciary services

Acquisition Strategy

While acquisitions remain a component of the Company’s business strategy over the long term, NFP suspended acquisition activity (with the exception of certain sub-acquisitions) in the latter part of 2008 in order to conserve cash. NFP will continue to reassess the market and economic environment. Once activity resumes, the Company expects that its acquisition strategy will continue to be based on a number of core principles that NFP believes provide a foundation for continued success. These principles include the following:

•	identifying established, high quality independent distributors who primarily target the high net worth, growing entrepreneurial and large corporate markets;

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

Under the Company’s acquisition structure, NFP acquires 100% of the equity of independent financial services products distribution businesses on terms that are relatively standard across acquisitions. To determine the acquisition price, NFP first estimates the annual operating cash flow of the business to be acquired based on current levels of revenue and expense. For this purpose, NFP generally defines operating cash flow as cash revenue of the business less cash and non-cash expenses, other than amortization, depreciation and compensation to the business’s owners or individuals who subsequently become principals. NFP refers to this estimated annual operating cash flow as “target earnings.” Typically, the acquisition price is a multiple (generally in a range of five to six times) of a portion of the target earnings, which NFP refers to as “base earnings.” Under certain circumstances, NFP has paid multiples in excess of six times based on the unique attributes of the transaction that justify the higher value. Base earnings averaged 52% of target earnings for all firms owned at December 31, 2008. In determining base earnings, NFP’s general rule is not to exceed an amount equal to the recurring revenue of the business. Recurring revenue generally includes revenue from sales previously made (such as renewal commissions on insurance products, commissions and administrative fees for ongoing benefit plans and mutual fund trail commissions) and fees for assets under management.

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

When a firm makes a sub-acquisition, NFP typically contributes a portion of the cost of the sub-acquisition in the same ratio as base earnings is to target earnings. The principals of the firm are responsible for contributing the remaining portion of the cost. In most cases, NFP advances the principal’s contribution which is typically repaid with interest over a term of three to five years. The repayment of these loans has priority over the payment of management fees. In almost all cases, base and target earnings of the firm making the sub-acquisition are adjusted upward for the sub-acquisition. Since the Company’s formation and through December 31, 2008, NFP has completed 45 sub-acquisitions.

Additional purchase consideration is often paid to the former owners based on satisfying specified internal growth thresholds over the three-year period following the acquisition. In some cases, additional purchase consideration is also paid over a shorter period. The principals retain responsibility for day-to-day operations of the firms for an initial five-year term, renewable annually thereafter by the principals and/or certain entities they own, subject to termination for cause and supervisory oversight as required by applicable securities and insurance laws and regulations and the terms of the management agreements. The principals are responsible for ordinary course operational decisions, including personnel, culture and office location, subject to the oversight of the board of directors of the acquired business. Non-ordinary course transactions require the consent of NFP or the unanimous consent of the board of directors of the acquired business, which includes a representative of NFP’s management. The principals also maintain the primary relationship with clients and, in some cases, vendors. The Company’s structure allows principals to continue to operate in an entrepreneurial environment, while also providing the principals a significant economic interest in the business after the acquisition through the management fees. Generally, all of the Company’s firms must transition their financial operations to the Company’s cash management and payroll systems and the Company’s common general ledger. Additionally, most principals must transition their broker-dealer registrations to, and be supervised in connection with their securities activities by, the Company’s broker-dealer, NFPSI.

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

The Company obtains key-person life insurance on the principals of firms in an amount that NFP believes provides an appropriate level of risk management protection.

Restructures and Disposals

Certain businesses acquired by NFP have been adversely affected by changes in the markets served, necessitating a change in the economic relationship between NFP and the principals. As of December 31, 2008 and since NFP’s inception NFP has restructured 33 transactions. These restructures generally result in either temporary or permanent reductions in base and target earnings and/or changes in the ratio of base to target earnings and the principals paying cash, surrendering NFP common stock, issuing notes or other concessions by principals. Such restructures are an indicator of a need to assess whether an impairment exists. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Impairment of goodwill and other intangible assets.”

At times the Company may dispose of firms, certain business units within a firm or firm assets for one or more of the following reasons: non-performance, changes resulting in firms no longer being part of the Company’s core business, change in competitive environment, regulatory changes, the cultural incompatibility of an acquired firm’s management team with the Company, change of business interests of a principal or other issues personal to a principal. In certain instances NFP may sell operating companies back to the principal(s). Principals generally buy back businesses by surrendering all of their NFP common stock and paying cash or issuing NFP a note. Through December 31, 2008 and since the Company’s inception, NFP has disposed of 24 firms.

Contingent consideration arrangements

In order to better determine the economic value of the businesses NFP acquires, NFP has incorporated contingent consideration, or earnout, provisions into the structure of acquisitions that NFP has made since the beginning of 2001. These arrangements generally result in the payment of additional consideration to the sellers upon the firm’s satisfaction of certain compounded growth rate thresholds over the three-year period generally following the closing of the acquisition. In a small number of cases, contingent consideration may also be payable after shorter periods. As of December 31, 2008, 38 acquisitions are within their initial three-year contingent consideration measurement period. For acquisitions effective prior to January 1, 2009, contingent consideration is considered to be additional purchase consideration and is accounted for as part of the purchase price of the Company’s acquired firms when the outcome of the contingency is determinable beyond a reasonable doubt. In connection with the adoption of SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141”), as of January 1, 2009, contingent consideration arrangements for firms acquired effective January 1, 2009 and thereafter will be fair valued at the acquisition date and included on that basis in reported purchase price consideration. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—New Accounting Pronouncements” for further detail.

A summary of a typical contingent consideration or earnout structure is as follows:

Typical Earnout Structure

(Payable in cash and NFP common stock)

Three-year Avg. Growth Rate	Multiple of Base Earnings
Less than 10%	0.0	x
10%–14.99%	0.50	x
15%–19.99%	1.25	x
20%–24.99%	2.50	x
25%–29.99%	3.00	x
30%–34.99%	3.75	x
35% +	5.00	x

The earnout paid is the corresponding multiple times the original acquired base earnings. The earnout is typically payable in cash and NFP common stock in proportions that vary among acquisitions.

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

Ongoing incentives

Effective January 1, 2002, NFP established an ongoing incentive plan for principals who have completed their contingent consideration period. The ongoing incentive plan pays out an increasing proportion of incremental earnings based on growth in earnings above an incentive target. The plan has a three-year measuring period and rewards growth above the prior period’s average earnings or prior incentive target, whichever is higher. However, once a firm reaches cumulative applicable earnings in a three-year period equal to or in excess of the cumulative amount of its original target compounded at 35% over three years, the new incentive target is fixed. If the principal does not receive an option grant, contingent consideration or incentive payment in a prior period, the incentive target remains unchanged. As illustrated by the chart set forth below, the bonus is structured to pay the principal 5% to 40% of NFP’s share of incremental earnings from growth.

Three-year Avg. Growth Rate	% of NFP’s Share of Growth Paid to Principal
Less than 10%	0.0%
10%–14.99%	5.0%
15%–19.99%	20.0%
20%–24.99%	25.0%
25%–29.99%	30.0%
30%–34.99%	35.0%
35% +	40.0%

In addition to the incentive award, NFP pays an additional cash incentive equal to 50% of the incentive award elected to be received in NFP stock. This election is made subsequent to the completion of the incentive period. For firms that began their incentive period prior to January 1, 2005, the principal could elect from 0% to 100% to be paid in NFP stock. For firms beginning their incentive period on or after January 1, 2005 (with the exception of Highland Capital Holding Corporation or “Highland” firms, which completed this incentive period in 2008), the principal is required to take a minimum of 30% (maximum of 50%) of the incentive award in NFP stock. The number of shares of NFP stock that a principal will receive is determined by dividing the dollar amount of the incentive to be paid in NFP stock by the average of the closing price of NFP stock on the twenty trading days up to and including the last day of the incentive period. The shares received as an incentive payment under this ongoing plan are restricted from sale or other transfer (other than transfers to certain permitted transferees, which shares are also restricted from sale or other transfer) and the lifting of such restrictions is based on the performance of the firm managed by the principal during the subsequent ongoing incentive period. One-third of the shares will become unrestricted after each of the first three twelve-month periods after the incentive period during which the firm achieves target earnings. If the firm does not achieve target earnings during each such twelve-month period, but does achieve target earnings on a cumulative basis over the thirty-six month incentive period, any shares that remain restricted will become unrestricted. If the firm does not achieve cumulative target earnings during the thirty-six month period, any shares that remain restricted shall continue to be restricted until sixty months following the end of the incentive period. Effective December 31, 2008, NFP has elected to pay all incentive awards under this plan in cash.

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

It is not required that a firm grows 35% evenly throughout a three-year period to achieve the maximum target, but the sum of the earnings in the three-year period must be the equivalent to 35% average annual growth above the original target in any three-year period ($5,632,875 in the calculation above). The maximum incentive target is generally adjusted upward for sub-acquisitions and may be adjusted upward for certain capital expenditures.

2009 Principal Incremental Incentive Plan

NFP recently instituted the 2009 Principal Incremental Incentive Plan (the “2009 Plan”). The terms of the 2009 Plan provide that if the Company’s “same store” gross margin increases in 2009 relative to 2008, NFP will fund a new incentive pool (the “2009 Incentive Pool”) which will be equal to 50% of the Company’s “same store” gross margin increase. Generally, the 2009 Incentive Pool will be allocated pro rata with each firm’s contribution to “same store” gross margin growth.

Operations

The Company believes that preserving the entrepreneurial culture of the firms is important to their continued growth. The Company does not typically integrate the sales, marketing and processing operations of the acquired firms, but allows the principals to continue to operate in the same entrepreneurial environment that made them successful before the acquisition, subject to NFP’s oversight and control. NFP does, however, provide cost efficient services, including common payroll, common general ledger, common e-mail, common healthcare plan and common accounts payable processing, to support back office and administrative functions, which are used by the acquired firms. Additionally, NFP has recently begun exploring regional consolidations of certain of its firms in order to create operating efficiencies, improve services, reduce expenses and facilitate cross-selling. In addition, commencing in the second half of 2008, the Company instituted a comprehensive budgeting and business planning initiative designed to improve the operating performance of the Company’s firms. In some cases, this initiative has led to the restructure or disposition of certain of the Company’s firms.

NFP assists these entrepreneurs by providing a broad variety of financial services products and a network that connects each entrepreneurial firm to others. This network serves as a forum for the firms to build relationships, share ideas and provides the opportunity for firms to offer a broader range of financial services products to their customers. NFP also owns three entities, NFP Insurance Services, Inc., or NFPISI, NFPSI and NFP Property and Casualty Services, Inc., (formerly known as Preferred Services Group of N.Y., LTD. or “NFP P&C”) that serve as centralized resources for other firms. In addition, several of the Company’s firms act as wholesalers of products to the Company’s firms and other financial services distributors. During 2007, the Company entered into a term sheet agreement (the “GS Agreement”) with GS Re Holdings, Inc. (“GS Re”), a subsidiary of The Goldman Sachs Group, Inc. (“Goldman Sachs”), to form a joint venture in the life settlements industry. The joint venture will create an end to end platform to institutionalize the life settlements market with respect to policy submission, preparation of bid packages, bidding, closing, subsequent servicing and transfer and privacy protection. The joint venture began activity in 2008.

NFPISI

NFPISI is a licensed insurance agency and an insurance marketing organization with 408 member organizations, including 167 owned firms and 241 other firms the Company does not own, as of December 31, 2008. The Company refers to these other firms as members of one of several marketing organizations. NFPISI facilitates interaction among the members of several marketing organizations and provides services to these members. It also holds contracts with selected insurance and benefits manufacturers, which generally offer support for technology investments, co-development of tailored products for use by the Company’s producers, enhanced and dedicated underwriting, customer service and other benefits not generally available without such relationships.

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

NFP Property and Casualty Services

NFP purchased an additional economic interest in Preferred Services Group of N.Y., LTD. in 2007 and became known as NFP Property and Casualty Services, Inc. in 2008. NFP P&C provides property and casualty insurance brokerage services to small businesses and individuals and operates as a centralized resource to other NFP firms.

Life Settlements Joint Venture

On September 17, 2007, NFP entered into the GS Agreement with GS Re, a subsidiary of Goldman Sachs, to form a joint venture in the life settlements industry. On December 19, 2007, an LLC agreement governing the joint venture was amended to, among other things, add Genworth Institutional Life Services, Inc., a wholly-owned subsidiary of Senior Financial, Inc., which is a wholly-owned subsidiary of Genworth Financial, Inc. as a member of the joint venture (together with NFP and Goldman Sachs, the “Partners”). In furtherance of the joint venture, the Partners have formed Institutional Life Services, LLC (“ILS”), Institutional Life Services (Florida) LLC (“ILSF”) and Institutional Life Administration, LLC, (“ILA”), all Delaware limited liability companies. On October 16, 2008, the ILS LLC agreement was amended for a second time which evidenced NFP’s economic interest in ILS of 43% and an LLC agreement governing ILSF was entered into by the Partners. Pursuant to the ILSF LLC agreement, NFP has an economic interest of 43% in ILSF. On December 3, 2008, the LLC agreement governing ILA was entered into by the Partners and pursuant to the ILA LLC agreement, NFP has a 26% economic interest in ILA. On January 7, 2009, the ILS LLC agreement was amended for the third time and the ILSF LLC agreement was amended but NFP’s economic interest in each entity remained at 43%. NFP retains its economic interests in ILS, ILSF and ILA through its wholly-owned subsidiary NFP Life Services, LLC.

Through ILS and ILSF, the Partners seek to create the preeminent institutional marketplace for the settlement of life insurance policies, adhering to high standards of compliance and business practices. The strategy of ILS and ILSF is to bring high quality, recognized institutional investors and seller representatives together to engage in life settlement transactions that adhere to uniform high standards of practice. NFP believes that ILS and ILSF will satisfy the demand of reputable institutional investors, policy owners and their agents for a highly competitive marketplace with full transparency of the bidding process, full disclosure of the compensation of each participant in the transaction and policy seller anonymity procedures to maximize personal identity protection.

Where required, it is expected that ILS will operate as a licensed life settlement provider and will facilitate the purchase of policies. As such, it will not “purchase and hold” or maintain a beneficial interest in any policy sold through ILS.

ILA was formed to provide post-acquisition and other policy-related services for policies purchased by approved investors and other institutions through ILS or ILSF and other intermediaries.

Succession Planning

NFP is actively involved in succession planning with respect to the principals of the Company’s firms. It is in the Company’s interest to ensure a smooth transition of business to a successor principal or principals. Succession planning is important in firms where no obvious successor to the principal or principals exists.

Succession planning may involve NFP assisting a firm with a sub-acquisition that will bring a principal into the firm who can be a successor to the existing principal or principals. Succession planning may also involve introducing firms within the same geographic area to each other, where the principals of one firm can be potential successors to the principals of the other firm. In addition, succession planning may involve a principal, producer or employee from the same or a different firm buying another principal’s interest in the management company or applicable management agreement, which provides economic benefits to the selling principal. In rare cases, succession may be accomplished with employees running the operation in the absence of a principal. In certain cases, the Company provides financing for the purchase by a principal, producer or employee of another principal’s management company or applicable management agreement.

Cash Management System

The Company employs a cash management system that requires that substantially all revenue generated by owned firms and/or the producers affiliated with the Company’s owned firms be assigned to and deposited directly in centralized bank accounts maintained by NFPSI. The cash management system enables NFP to control and secure its cash flow and more effectively monitor and control the financial activities of the Company’s firms. Newly-acquired firms are generally converted to the cash management system within one month following acquisition.

Payroll System

Since the beginning of 2004, the Company has used a common payroll system for all employees of owned firms. The common payroll system allows NFP to effectively monitor and control new hires, terminations, benefits and any other changes in personnel and compensation because all changes are processed through a central office. Newly-acquired firms are transitioned onto the Company’s payroll system generally within three months following the date of acquisition.

General Ledger System

In 2005, the Company implemented a comprehensive centralized general ledger system for all of its firms. The general ledger system has been designed to accommodate the varied needs of the individual firms and permits them to select one of two platforms in which to manage their business. The shared-service platform is designed to provide firms with a greater level of support from NFP’s corporate office while continuing to provide firm principals flexibility in the decision-making process. The self-service platform is designed for the Company’s larger firms that have a full accounting staff and require less support from NFP’s corporate office. Approximately 12% of the Company’s firms operate on the self-service platform. The remaining firms operate on the shared-service platform. As firms are acquired, they are generally transitioned to one of the two platforms within one month.

Internal Audit

NFP’s internal audit department reports to the Audit Committee of NFP’s Board of Directors and has the responsibility for planning and performing audits throughout the Company. NFP’s internal audit team is based in NFP’s New York headquarters with additional full-time personnel in the Austin, Texas facility.

Compliance and Ethics

During 2008, NFP continued to build a company-wide Compliance and Ethics Department, which reports to the chief executive officer and the Compliance and Ethics Committee. The Compliance and Ethics Committee is comprised of members of the executive management team, including the chief compliance officer and general counsel, chief executive officer, chief operating officer, chief financial officer and members of executive management of NFPISI and NFPSI. NFP’s Compliance and Ethics Department and Compliance and Ethics

Committee collaborate on compliance and ethics activities and initiatives. The Compliance and Ethics Department establishes and implements controls and procedures designed to ensure that the Company’s subsidiaries abide by Company policies, applicable laws and regulations. NFP’s Compliance and Ethics Department is based in the Austin, Texas facility.

Operating Committee

NFP’s Operating Committee is responsible for monitoring firm performance, capital and resource allocations, approving capital expenditure requests by firms that are in excess of $100,000, as well as new leases above a certain amount. It reviews firm performance and management fee advances compared with earned management fees to determine if a reduction or cutoff of such advances is warranted. The Operating Committee also directs efforts toward helping under-performing firms improve and, if the under-performance is deemed to be of a long-term nature, directs restructuring or disposition activities. The Operating Committee is composed of the following executives: the Company’s chief executive officer, chief operating officer, chief financial officer, general counsel, executive vice president—mergers and acquisitions and a member of executive management of NFPISI.

Capital Expenditures

If a firm desires to make a capital expenditure and the expenditure is approved by either the Operating Committee or, if below $100,000, NFP’s executive vice president—mergers and acquisitions, senior vice president—controller or the firm’s board of directors unanimously, NFP contributes a portion of the cost in the same ratio as base earnings is to target earnings. The principals are responsible for the remainder of the cost. In most cases, NFP advances the principals’ contribution which is repaid with interest over a term which is generally five years or less. The repayment of these advances has priority over the payment of management fees. Earnings levels from which a firm’s growth is measured, as well as a firm’s base earnings, may be adjusted upwards for certain capital expenditures.

Corporate Headquarters

NFP’s New York headquarters provides support for the Company’s acquired firms. Corporate activities, including mergers and acquisitions, legal, finance and accounting, operations, human resources and technology are centralized in New York. NFP’s mergers and acquisitions team identifies targets, performs due diligence and negotiates acquisitions. During 2008, NFP’s mergers and acquisitions team was utilized in various firm initiatives working to restructure underperforming firms, dispose of non-performing firms and assist firms in cost cutting initiatives. NFP’s legal team is heavily involved in the acquisition process, in addition to handling NFP’s general corporate, legal and regulatory needs. Finance and accounting is responsible for working with each firm to integrate the firm’s operations and financial practices with the Company, resolve financial issues and ensure timely and accurate reporting. In addition, finance and accounting is responsible for consolidation of the Company’s financial statements at the corporate level. The Company’s operations team works with the firms to identify opportunities for joint-work and cross-selling and to identify and resolve operational issues. NFP’s human resources department is responsible for establishing and maintaining employment practices and benefits policies and procedures at both the corporate and firm level. NFP’s technology team addresses technology requirements at both the corporate level and at the firm level. NFP’s technology model has enabled principals to immediately begin using NFP’s technology services, leverage their existing technology investments and support growth in products distribution and client reporting capabilities. In 2008, the Company continued to implement an enterprise e-mail system with the goal of centralizing the administration of e-mail across the firms.

NFP occupies three floors representing 99,485 square feet of space at 340 Madison Avenue under a lease with a remaining term of approximately fourteen years. NFP occupies two floors as its headquarters and seven Company firms occupy the third floor. The firms share common spaces and services and NFP provides centralized support to these firms.

Clients and Customers

The customers of the Company’s firms’ corporate and executive benefits products and services are generally small and medium-size corporations and the businesses that serve them. The customers of executive benefits products include large corporations as well. The customers of the Company’s life insurance and wealth transfer and financial planning and investment advisory products and services are generally high net worth individuals and the businesses that serve them. NFP defines the high net worth market as households with investible assets of at least $1 million. The Company particularly seeks to target the segment of the high net worth market having net worth, excluding primary residence, of at least $5 million, although the Company sells a substantial volume of products to persons having lower levels of net worth. According to Spectrem Group, this higher segment of the high net worth market grew at an estimated compounded annual rate of 17.6% during the period from 1997 to 2007.

Recent fiscal years have been challenging due to difficult overall economic and life insurance market conditions; however, NFP believes that benefits market trends are largely uncorrelated with the life insurance market. The Company experienced continued declines in its retail life and life settlements revenue in 2008 which led to the overall decline in revenue and margins and offset gains in gross margin through the first half of 2008. The Company’s firms experienced a decrease in the internal revenue growth rate of 9% in 2008, an increase of less than 1% in 2007, 5% in 2006, 22% in 2005 and 16% in 2004. NFP believes that it is well positioned to benefit from any future growth in the high net worth market.

Competition

The Company faces substantial competition in all aspects of its business. The Company’s competitors in the insurance and wealth transfer business include individual insurance carrier-sponsored producer groups, captive distribution systems of insurance companies, broker-dealers and banks. In addition, the Company also competes with independent insurance intermediaries, boutique brokerage general agents and local distributors including M Financial Group and The BISYS Group, Inc. NFP believes it remains competitive due to several factors, including the independence of producers, the open architecture platform, the overall strength of the business model, the technology-based support services NFP provides and the training resources available to the Company’s firms.

In the corporate and executive benefits business, the Company faces competition which varies based on the products and services provided. In the employee benefits sector, the Company faces competition from both national and regional groups. NFP’s national competitors include Marsh & McLennan Companies, Inc., Aon Corporation, Arthur J. Gallagher & Co., U.S.I. Holdings Corp., Brown & Brown, Inc. and Willis Group Holdings. The Company’s regional competitors include local brokerage firms and regional banks, consulting firms, third-party administrators, producer groups and insurance companies.

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

Regulation

The financial services industry is subject to extensive regulation. The Company conducts business in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Canada and is subject to regulation and supervision both federally and in each of these jurisdictions. In general, these regulations are designed to protect clients, policyholders and insureds and to protect the integrity of the financial markets rather than to protect stockholders and creditors. The Company’s ability to conduct business in these jurisdictions depends on the Company’s compliance with the rules and regulations promulgated by federal regulatory bodies and other regulatory authorities. Failure to comply with regulatory requirements could result in actions by regulators, potentially leading to fines and penalties, adverse publicity and damage to the Company’s reputation in the marketplace, and in extreme cases, revocation of a subsidiary’s authority to do business in one or more jurisdictions. In addition, NFP could face lawsuits by clients, insureds and other parties for alleged violations of certain of these laws and regulations.

State insurance laws grant regulatory agencies, including state insurance departments, broad administrative authority. State insurance regulators and the National Association of Insurance Commissioners continually reexamine existing laws and regulations, some of which affect the Company. These state agencies regulate many aspects of the insurance business, including, among other things, the licensing of insurance brokers and agents and other insurance intermediaries, the handling of third-party funds held in a fiduciary capacity, and trade practices, such as marketing, advertising and compensation arrangements entered into by insurance brokers and agents. This continual reexamination may result in the enactment of new laws and regulations, or the issuance of interpretations of existing laws and regulations, that could adversely affect the Company’s operations or its ability to conduct business profitably.

Most of NFP’s firms are licensed to engage in the insurance agency or brokerage business. Further, firm principals and employees who engage in the solicitation, negotiation or sale of insurance, or provide certain other insurance services, are required to be licensed individually. Insurance laws and regulations govern whether licensees may share insurance commissions with unlicensed entities and individuals. NFP believes that any payments made by the Company to third parties, including payment of management fees to unaffiliated management companies, are in compliance with applicable insurance laws. However, should any insurance department take a contrary position and prevail, NFP will be required to change the manner in which it pays management fees or require entities receiving such payments to become licensed. In addition, such an adverse ruling could result in the imposition of fines or penalties on one or more NFP firms.

Several of NFP’s subsidiaries, including NFPSI, are registered broker-dealers. The regulation of broker-dealers is performed, to a large extent, by the SEC and self-regulatory organizations, principally the Financial Industry Regulatory Authority, or FINRA, formerly known as NASD, and the national securities exchanges, such as the New York Stock Exchange, or NYSE. Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales practices, trading practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure, recordkeeping and the conduct of directors, officers and employees. Violations of applicable laws or regulations can result in the imposition of fines or censures, disciplinary actions, including the revocation of licenses or registrations, and reputational damage. Recently, federal and state authorities have focused on, and continue to devote substantial attention to, the annuity and insurance industries, as well as to the sale of products or services to seniors. It is difficult at this time to predict whether changes resulting from new laws and regulations will affect the industry or the Company’s business and, if so, to what degree.

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

The insurance industry continues to be subject to a significant level of scrutiny by various regulatory bodies, including state attorneys general and insurance departments, concerning certain practices within the insurance industry. These practices include, without limitation, the receipt of contingent commissions by insurance brokers and agents from insurance companies and the extent to which such compensation has been disclosed, bid rigging and related matters. As discussed under “Legal Proceedings,” several of NFP’s subsidiaries received subpoenas and other information requests with respect to these matters. As a result of these and related matters, including actions taken by the New York Attorney General’s office beginning in April 2004, there have been a number of recent revisions to existing, or proposals to modify or enact new, laws and regulations regarding insurance agents and brokers. These actions have imposed or could impose additional obligations on the Company with respect to the insurance and other financial products the Company markets. In addition, in March 2006, NFP received a subpoena from the New York Attorney General’s Office seeking information regarding life settlement transactions. One of NFP’s subsidiaries received a subpoena seeking the same information. Any changes that are adopted by the federal government or the states where the Company markets insurance or conducts life settlements or other insurance-related business could adversely affect the Company’s revenue and financial results.

In the Company’s executive benefits business, the Company has designed and implemented supplemental executive retirement plans that use split dollar life insurance as a funding source. Split dollar life insurance policies are arrangements in which premiums, ownership rights and death benefits are generally split between an employer and an employee. The employer pays either the entire premium or the portion of each year’s premium that at least equals the increase in cash value of the policy. Split dollar life insurance has traditionally been used because of its federal tax advantages. However, in recent years, the Internal Revenue Service (the “IRS”) has adopted regulations relating to the tax treatment of some types of these life insurance arrangements, including regulations that treat premiums paid by an employer in connection with split dollar life insurance arrangements as loans for federal income tax purposes. In addition, the Sarbanes-Oxley Act of 2002 includes a provision that prohibits most loans from a public company to its directors or executives. Because a split dollar life insurance arrangement between a public company and its directors or executives could be viewed as a personal loan, the Company will face a reduction in sales of split dollar life insurance policies to the Company’s clients that are subject to the Sarbanes-Oxley Act. Moreover, members of Congress have proposed, from time to time, other laws reducing the tax incentive of, or otherwise impacting, these arrangements. As a result, the Company’s supplemental executive retirement plans that use split dollar life insurance may become less attractive to some of the Company’s firms’ customers, which could result in lower revenue to the Company.

Legislation enacted in the spring of 2001 under the Economic Growth and Tax Relief Reconciliation Act of 2001, or EGTRRA, increased the size of estates exempt from the federal estate tax and phases in additional increases between 2002 and 2009. EGTRRA also phases in reductions in the federal estate tax rate between 2002 and 2009 and repeals the federal estate tax entirely in 2010. Under EGTRRA, the federal estate tax will be reinstated, without the increased exemption or reduced rate, in 2011 and thereafter. As enacted, EGTRRA has had a modest negative impact on the Company’s revenue from the sale of estate planning services and products including certain life insurance products that are often used to fund estate tax obligations and could have a further negative impact in the future. Any additional increases in the size of estates exempt from the federal estate tax, further reductions in the federal estate tax rate or other legislation to permanently repeal the federal estate tax, could have a material adverse effect on the Company’s revenue. Legislation may be enacted that would have a further negative impact on the Company’s revenue.

The market for many life insurance products the Company sells is based in large part on the favorable tax treatment, including the tax-free build up of cash values, that these products receive relative to other financial product alternatives. A change in the tax treatment of the life insurance products the Company sells or a determination by the IRS that certain of these products are not life insurance contracts for federal tax purposes could remove many of the tax advantages policyholders seek in these policies. Similarly, a change in the tax treatment associated with plans and strategies utilizing life insurance, or an adverse determination by the IRS relative to such plans and strategies, could limit the tax advantages associated with the sale of life insurance pursuant to these plans and strategies. If the provisions of the tax code change or new federal tax regulations and IRS rulings are issued in a manner that would make it more difficult for holders of these insurance contracts to qualify for favorable tax treatment, the demand for the life insurance contracts the Company sells could decrease, which may reduce the Company’s revenue and negatively affect its business. Likewise, to the extent the tax treatment associated with the sale of life insurance products is determined to be different than originally anticipated, the Company could be subject to litigation or IRS scrutiny. The Company cannot predict whether changes in the tax treatment, or anticipated tax treatment, of life insurance, or plans or strategies utilizing life insurance, are likely or what the consequences of such changes would ultimately be to the Company.

Employees

As of December 31, 2008, the Company had approximately 3,383 employees. NFP believes that its relations with the Company’s employees are satisfactory. None of the Company’s employees is represented by a union.

Item 1A. Risk Factors

The Company’s operating strategy and structure may make it difficult to respond quickly to regulatory, operational or financial problems and to grow its business, which could negatively affect the Company’s financial results.

The Company operates through firms that report their results to NFP’s corporate headquarters on a monthly basis. The Company has implemented a consolidated general ledger, cash management and management information systems that allow NFP to monitor the overall performance and financial activities of its firms. However, if the Company’s firms delay either reporting results or informing corporate headquarters of a negative business development such as the possible loss of an important client or relationship with a financial services products manufacturer or a threatened professional liability or other claim or regulatory inquiry or other action, NFP may not be able to take action to remedy the situation on a timely basis. This in turn could have a negative effect on the Company’s financial results. In addition, if one of the Company’s firms were to report inaccurate financial information, it might not learn of the inaccuracies on a timely basis and be able to take corrective measures promptly, which could negatively affect NFP’s ability to report its financial results.

In addition, due in part to its management approach, NFP may have difficulty helping its firms grow their business. NFP’s failure to facilitate internal growth, cross-selling and other growth initiatives among its firms may negatively impact the Company’s earnings or revenue growth.

The Company’s dependence on the principals of its firms may limit its ability to manage its business effectively and profitably.

Most of the Company’s acquisitions result in the acquired business becoming its wholly-owned subsidiary. The principals enter into management agreements pursuant to which they continue to manage the acquired business. The principals retain responsibility for day-to-day operations of the acquired business for an initial five-year term, renewable annually thereafter by the principals and/or certain entities they own, subject to termination for cause and supervisory oversight as required by applicable securities and insurance laws and regulations and the terms of the Company’s management agreements. The principals are responsible for ordinary course operational decisions, including personnel, culture and office location, subject to the oversight of the board of directors of the acquired business. Non-ordinary course transactions require the consent of NFP or the unanimous consent of the board of directors of the acquired business, which includes a representative of NFP’s management. The principals also maintain the primary relationship with clients and, in some cases, vendors. Although the Company maintains internal controls that allow it to oversee its operations, this operating structure exposes the Company to the risk of losses resulting from day-to-day decisions of the principals. Unsatisfactory performance by these principals could hinder the Company’s ability to grow and could have a material adverse effect on its business and the value of NFP’s common stock. Further, at times the Company may dispose of firms due to non-performance, the cultural incompatibility of an acquired firm’s management team with the Company, change of business interests of a principal or other issues personal to a principal. Such disposals could also have a negative impact on the Company’s performance and could lead to losses incurred by the Company.

The recessionary environment and its impact on consumer confidence could negatively affect the Company.

The recent disruption in the global credit markets and the deterioration of the financial markets generally has created increasingly difficult conditions for companies in the financial services industry. Continued volatility and a recessionary environment may reduce the Company’s customers’ demand for its services and could negatively affect the Company’s results of operations and financial condition.

Demand for many types of insurance generally rises and falls as economic growth expands or slows. Consumer confidence and consumer spending have deteriorated significantly, and could remain depressed for an extended period. Consumer purchases of the products the Company distributes, such as life insurance, may decline during periods where disposable income is adversely affected or there is economic uncertainty. The tightening of credit in financial markets also adversely affects the ability of customers to obtain financing for the products and services the Company distributes, which could result in a decrease in revenue generated.

To the extent the Company’s clients become adversely affected by declining business conditions, they may choose to limit their purchases of insurance coverage or registered investment advisory services, which would inhibit the Company’s ability to generate revenue. Moreover, insolvencies associated with an economic downturn could adversely affect the Company’s business through the loss of carriers, clients or by hampering the Company’s ability to place insurance and reinsurance business. Reduced levels of staffing due to widespread layoffs could also impact the Company’s group benefits sales.

If the Company is required to write down goodwill and other intangible assets, the Company’s financial condition and results would be negatively affected.

When NFP acquires a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. As of December 31, 2008, goodwill of $635.7 million, net of accumulated amortization of $12.1 million, represented 81.0% of the Company’s total stockholders’ equity. As of December 31, 2008, other intangible assets, including book of business, management contracts, institutional customer relationships and trade name, of $462.1 million, net of accumulated amortization of $180.3 million, represented 58.6% of NFP’s total stockholders’ equity.

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), which addresses the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill and intangible assets deemed to have indefinite lives no longer be amortized but instead be tested for impairment at least annually (or more frequently if impairment indicators arise). Other intangible assets will continue to be amortized over their useful lives. In accordance with SFAS 142, NFP recognized an impairment loss on goodwill and identifiable intangible assets not subject to amortization of $35.0 million, $5.5 million, $5.2 million, $3.1 million and $2.4 million for the years ended December 31, 2008, 2007, 2006, 2005 and 2004, respectively.

On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). In accordance with SFAS 144, long-lived assets, such as property, plant and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. NFP recognized an impairment loss on identifiable intangible assets subject to amortization of $6.3 million, $2.4 million, $5.6 million, $5.0 million and $2.4 million for the years ended December 31, 2008, 2007, 2006, 2005 and 2004, respectively.

Under current accounting standards, if NFP determines goodwill or intangible assets are impaired, NFP will be required to write down these assets. Any write-down would have a negative effect on the consolidated financial statements. Subsequent to the end of the third quarter of 2008, NFP’s stock price declined below net book value per share. Due to the significant deterioration in the NFP stock price, NFP was required to perform the goodwill impairment test under SFAS 142 during the fourth quarter of 2008. Based upon analysis, NFP concluded that the decline in stock price did not require NFP to recognize an impairment due to the decline in stock price below net book value per share. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Impairment of goodwill and other intangible assets” found elsewhere in this report. If the stock price remains below the net book value per share, or other negative business factors exist as outlined in SFAS 142, the Company may be required to perform another goodwill impairment analysis, which could result in an impairment of up to the entire balance of the Company’s goodwill. Additionally, significant impairment charges may impact compliance with the financial covenants of NFP’s credit facility.

The Company may not resume acquisitions or may be unsuccessful in acquiring suitable acquisition candidates, which could adversely affect the Company’s growth.

The Company competes with numerous integrated financial services organizations, insurance brokers, insurance companies, banks and other entities to acquire high quality independent financial services distribution firms. Many of the Company’s competitors have substantially greater financial resources than it does and may be able to outbid NFP for these acquisition targets. If NFP does identify suitable candidates, NFP may not be able to complete any such acquisition on terms that are commercially acceptable to the Company. If NFP is unable to complete acquisitions, it may have an adverse effect on the Company’s earnings or revenue growth and negatively impact the Company’s strategic plan.

In the latter part of 2008, NFP suspended acquisition activity (with the exception of certain sub-acquisitions) in order to conserve cash. NFP will continue to reassess the market and economic environment. NFP’s resumption of acquisition activity may be inhibited in light of current conditions in the economy and financial markets, as well as certain restrictions under its credit facility, and there can be no assurance that the Company’s level of acquisition activity and growth from acquisitions will be consistent with past levels. If the Company does not resume acquisitions, its business, earnings, revenue and strategy may be adversely affected.

The Company may be adversely affected if the firms it acquires do not perform as expected, which may lead to losses incurred by the Company.

Acquisitions involve special risks, including the potential assumption of unanticipated liabilities and contingencies and difficulties in integrating firms. Even if NFP is successful in acquiring firms, the Company may be adversely affected if the acquired firms do not perform as expected. The firms the Company acquires may perform below expectations after the acquisition for various reasons, including legislative or regulatory changes that affect the products in which a firm specializes, the loss of key clients after the acquisition closed, general economic factors that impact a firm in a direct way and the cultural incompatibility of an acquired firm’s management team with NFP. While the Company intends that acquisitions will improve profitability, past or future acquisitions may not be accretive to earnings or otherwise meet operational or strategic expectations. The failure of firms to perform as expected at the time of acquisition may have an adverse effect on the Company’s internal earnings and revenue growth rates, and may result in impairment charges and/or generate losses or charges to its earnings if the firms are disposed. Through December 31, 2008, NFP has completed a total of 263 acquisition transactions, including 45 sub-acquisitions. NFP has also disposed of 24 firms and internally consolidated 13 firms. Through December 31, 2008, NFP has restructured its relationship with the principals of 33 firms due to these factors. Recent economic conditions, factors relating to the Company’s relationship with its principals or other circumstances may lead to restructures or increased dispositions, which may lead to losses incurred by the Company.

The Company’s revenue and earnings may be affected by fluctuations in interest rates, stock prices and general economic conditions.

General economic and market factors, such as changes in interest rates or declines or significant volatility in the securities markets, can affect the Company’s commission and fee income. These factors can affect the volume of new sales and the extent to which clients keep their policies in force year after year or maintain funds in accounts the Company manages. Equity returns and interest rates can have a significant effect on the sale of many employee benefit programs whether they are financed by life insurance or other financial instruments. For example, if interest rates increase, competing products offering higher returns could become more attractive to potential purchasers than the programs and policies the Company markets and distribute. A portion of the Company’s recent sales of life insurance products includes sales of financed life insurance products. If interest rates increase, the availability or attractiveness of such financing may decrease, which may reduce the Company’s new sales of life insurance products. Further, a decrease in stock prices can have a significant effect on the sale of financial services products that are linked to the stock market, such as variable life insurance, variable annuities, mutual funds and managed accounts. In addition, a portion of the Company’s earnings is derived from fees, typically based on a percentage of assets under management, for the Company’s firms offering financial advice and related services to clients. Further, the Company’s firms earn recurring commission revenue on certain products over a period after the initial sale, provided the customer retains the product. These factors may lead customers to surrender or terminate their products, ending this recurring revenue. A portion of the Company’s earnings is derived from commissions and other payments from manufacturers of financial services products that are based on the volume, persistency and profitability of business generated by the Company. If investors were to seek alternatives to the Company’s firms’ financial planning advice and services or to the Company’s firms’ insurance products and services, it could have a negative effect on the Company’s revenue. The Company cannot guarantee that it will be able to compete with alternative products if these market forces make the Company’s firms’ products and services unattractive to clients. Finally, adverse general economic conditions may cause potential customers to defer or forgo the purchase of products that the Company’s firms sell, for example, to invest more defensively or to surrender products to increase personal cash flow. General economic and market factors may also slow the rate of growth, or lead to a decrease in the size, of the high net worth market and the number of small and medium-size corporations. Further, if the Company’s earnings deteriorate, it is possible that NFP would fail to comply with the terms of its credit facility, which could have a significant impact on the Company.

The price of NFP’s common stock may fluctuate significantly, which could negatively affect the Company and the holders of NFP’s common stock.

The trading price of NFP’s common stock may be volatile in response to a number of factors, including a decrease in insurance premiums and commission rates, actual or anticipated variations in NFP’s quarterly financial results, changes in financial estimates by securities analysts and announcements by competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments. In addition, financial results may be below the expectations of securities analysts and investors. If this were to occur, the market price of NFP’s common stock could decrease, perhaps significantly. Any volatility of or a significant decrease in the market price of NFP’s common stock could also negatively affect the Company’s ability to make acquisitions using its common stock as consideration.

In addition, the U.S. securities markets have experienced significant price and volume fluctuations in the last year. Broad market and industry factors may negatively affect the price of NFP’s common stock, regardless of NFP’s operating performance.

In light of current market conditions, the Company’s inability to access the capital markets on favorable terms may adversely affect the Company’s future operations, including continued acquisition activity.

On December 9, 2008, NFP amended its credit agreement, dated as of August 22, 2006 (as amended, the “Credit Agreement”). As of December 31, 2008, NFP was in compliance with all of its debt covenants. However, NFP may be unable to satisfy financial covenants in the future, which could materially and adversely affect NFP’s ability to finance future operations, such as acquisitions or capital needs. If the Company’s earnings deteriorate, it is possible that NFP would fail to comply with the terms of its credit facility, such as the consolidated leverage ratio requirement, and therefore be in default under the credit facility. Default under NFP’s credit facility would trigger a default under each of NFP’s convertible note hedge and warrant transactions, in which case the counterparty could designate early termination under either, or both, of these instruments. Default under NFP’s credit facility resulting in its acceleration would, subject to a 30-day grace period, trigger a default under the supplemental indenture governing NFP’s 0.75% convertible senior notes due February 1, 2012. In that case, the trustee under the notes or the holders of not less than 25% in principal amount of the notes could accelerate their payment.

Due to the existing uncertainty in the capital and credit markets, NFP’s access to capital may not be available on acceptable terms, and this may result in the Company’s inability to achieve present objectives for strategic acquisitions and internal growth. To provide financial flexibility, NFP may seek to further amend the financial covenants of its Credit Agreement; however, there can be no assurance that NFP will be able to secure such amendments or that such amendments will be on acceptable terms. Even if NFP were able to secure such amendments, NFP could experience an increase in borrowing costs. Any disruption in NFP’s access to capital could require the Company to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for business needs can be arranged. Such measures could include deferring capital expenditures, reducing or eliminating future share repurchases, dividend payments, acquisitions or other discretionary uses of cash.

NFP’s access to funds under its Credit Agreement is dependent on the ability of the banks party to the Credit Agreement to meet their funding commitments. Those banks may not be able to meet their funding commitments to the Company if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time. In addition, consolidation of financial institutions could lead to an increased credit risk.

NFP’s credit facility contains restrictions and limitations that could significantly restrict the Company’s ability to operate its business.

Subject to certain exceptions, NFP’s credit facility contains covenants that restrict the Company’s ability to, among other things, incur additional indebtedness or guarantees, create liens or other encumbrances on property or grant negative pledges, enter into a merger or similar transaction, sell or transfer certain property, make certain restricted payments or make certain advances or loans. The restrictions in NFP’s credit facility may prevent it from taking actions that it believes would be in the best interest of the Company and its stockholders and may make it difficult for NFP to execute its business strategy successfully, including with respect to completing acquisitions.

The credit facility contains financial covenants requiring the Company to maintain certain ratios, including a consolidated leverage ratio. Additionally, a restrictive covenant limits the total balance of notes outstanding to firm principals that are entered into in connection with the over-advancement of management fees. To the extent NFP exceeds its covenant limit on the total balance of notes outstanding pursuant to the over-advancement of management fees, such advances in excess of the limit could impact NFP’s financial results.

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

In June 2007, the National Association of Insurance Commissioners, or NAIC, approved amendments to the NAIC Viatical Settlements Model Act, or the NAIC Model Act. The amended NAIC Model Act, among other things, prohibits the sale of a life insurance policy into the secondary market for five years from the date of issuance, subject to limited exceptions. In addition, in November 2007, the National Conference of Insurance Legislators, or NCOIL, adopted an amended Life Settlements Model Act, or the NCOIL Model Act, which while similar to the NAIC Model Act has significant differences, including limiting the prohibition on the sale of a life insurance policy into the secondary market to two years from the date of issuance. The Company is unable to predict the effect on the life settlement industry the amended model acts would have if approved in their current forms. The amended models generally are serving as templates for new state proposed legislation relating to life settlement transactions and may have the effect of reducing the number of life settlement transactions generally, which may lead to a decrease in the Company’s revenue. To date, approximately 20 states have introduced proposed legislation based on language of model acts. In 2008, management believes approximately 4% to 7% of the Company’s revenue was derived from fees earned on the settlement of life insurance policies into the secondary market. Should a significant number of states adopt the amended NAIC Model Act or the NCOIL Model Act or other new regulations or practices that could adversely affect the life settlement industry be instituted, the Company’s revenue could be adversely impacted. NFP, however, is unable to quantify the adverse effect any such regulations or practices could have on its revenue and business.

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

The failure of insurance carriers may impact the Company. In addition, NFP may need to expend resources to address questions regarding its relationship with financial institutions.

Any potential defaults by, or even rumors about the stability of, financial institutions such as insurers could result in losses by these institutions. Questions about an insurance carrier's perceived stability and financial strength ratings may contribute to such insurers’ strategic decisions to focus on certain lines of insurance to the detriment of others. Consequently, the potential for a significant insurer to cease writing certain insurance the Company offers its customers could negatively impact overall capacity in the industry, which in turn could have the effect of reduced placement of certain lines and types of insurance and reduced revenue and profitability for the Company. Further, to the extent that questions about an insurance carrier's viability contribute to such insurers’ failure in the market, the Company could be exposed to losses resulting from such insurers’ inability to pay commissions or fees owed.

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

The Company’s competitors in the insurance, wealth transfer and estate planning business include individual insurance carrier-sponsored producer groups, captive distribution systems of insurance companies, broker-dealers and banks. In addition, the Company also competes with independent insurance intermediaries, boutique brokerage general agents and local distributors, including M Financial Group and The BISYS Group, Inc. In the employee benefits sector, the Company faces competition from both national and regional groups. The Company’s national competitors include Marsh & McLennan Companies, Inc., Aon Corporation, Arthur J. Gallagher & Co., U.S.I. Holdings Corp., Brown & Brown, Inc. and Willis Group Holdings Limited. The Company’s regional competitors include local brokerage firms and regional banks, consulting firms, third-party administrators, producer groups and insurance companies. In the financial planning and investment advisory business, the Company competes with a large number of investment management and investment advisory firms. The Company’s competitors include global and domestic investment management companies, commercial banks, brokerage firms, insurance companies, independent financial planners and other financial institutions. There can be no assurance that the Company will compete successfully against its competitors.

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

Elimination or modification of the federal estate tax could adversely affect revenue from the Company’s life insurance, wealth transfer and estate planning businesses. Additionally, changes in laws and regulations may adversely affect the Company’s business.

Legislation enacted in the spring of 2001 under the Economic Growth and Tax Relief Reconciliation Act of 2001 increased the size of estates exempt from the federal estate tax and phases in additional increases between 2002 and 2009. EGTRRA also phases in reductions in the federal estate tax rate between 2002 and 2009 and repeals the federal estate tax entirely in 2010. Under EGTRRA, the federal estate tax will be reinstated, without the increased exemption or reduced rate, in 2011 and thereafter. As enacted, EGTRRA has had a modest negative impact on the Company’s revenue from the sale of estate planning services and products including certain life insurance products that are often used to fund estate tax obligations and could have a further negative impact in the future. Should additional legislation be enacted that provides for any additional increases in the size of estates exempt from the federal estate tax, further reductions in the federal estate tax rate or other legislation to permanently repeal the federal estate tax, it could have a material adverse effect on the Company’s revenue. Proposals for legislation further regulating the financial services industry are continually being introduced in the United States Congress and in state legislatures. Legislation may be enacted that would have a further negative impact on the Company’s revenue.

In light of current conditions in the U.S. financial markets and economy, regulators have increased their focus on the regulation of the financial services industry. The Company is unable to predict whether any of these proposals will be implemented or in what form, or whether any additional or similar changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect the Company in substantial and unpredictable ways and could have an adverse effect on the Company’s business, financial condition and results of operations.

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

Adverse developments or volatility in the markets in which the Company operates could lead to changes in the pricing, design or underwriting of products that result in these products becoming less attractive to its customers. For example, the Company believes that changes in the reinsurance market that make it more difficult for insurance carriers to obtain reinsurance coverage for life insurance, including certain types of financed life insurance transactions, have caused some insurance carriers to become more conservative in their underwriting, and to change the design and pricing of universal life policies, which may have reduced their attractiveness to customers. Revisions in mortality tables by life expectancy underwriters could have an additional negative impact on the Company. Regulatory developments also could affect product design and the attractiveness of certain products. For example, in December 2005, the Office of the General Counsel of the New York Insurance Department issued an opinion on certain financed life insurance transactions that led to changes in the design and demand for financed life insurance products generally. Any developments that reduce the attractiveness of products and services could result in fewer sales of those products and services and adversely affect the Company’s revenue.

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

While the Company does not believe it has experienced any significant revenue reductions in the aggregate in its business to date due to these occurrences, the Company is aware of several instances in recent years of insurance underwriters reducing commission payments on certain life insurance and employee benefits products.

The elimination or modification of compensation arrangements, including contingent compensation arrangements and the adoption of internal initiatives to enhance compensation transparency, may also result in revenue decreases for the Company.

Changes in the Company’s accounting estimates and assumptions could negatively affect its financial position and operating results.

NFP prepares its financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These accounting principles require NFP to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of its consolidated financial statements. NFP is also required to make certain judgments that affect the reported amounts of revenue and expenses during each reporting period. NFP periodically evaluates its estimates and assumptions, including those relating to the valuation of intangible assets, investments, income taxes, stock-based compensation, claims handling obligations, retirement plans, litigation and contingencies. NFP bases its estimates on historical experience and various assumptions that NFP believes to be reasonable based on specific circumstances. Actual results could differ from these estimates. Additionally, changes in accounting standards could increase costs to the organization and could have an adverse impact on NFP’s future financial position, results of operations and cash flows.

Failure to comply with or changes in state and federal laws and regulations applicable to the Company could restrict the Company’s ability to conduct its business.

The financial services industry is subject to extensive regulation. The Company conducts business in all 50 states, the District of Columbia, Puerto Rico and Canada and is subject to regulation and supervision both federally and in each of these jurisdictions. In general, these regulations are designed to protect clients, policyholders and insureds and to protect the integrity of the financial markets rather than to protect stockholders and creditors. The Company’s ability to conduct business in these jurisdictions depends on the Company’s compliance with the rules and regulations promulgated by federal regulatory bodies and other regulatory authorities. Failure to comply with regulatory requirements could result in actions by regulators, potentially leading to fines and penalties, adverse publicity and damage to our reputation in the marketplace, and in extreme cases, revocation of a subsidiary’s authority to do business in one or more jurisdictions. In addition, NFP could face lawsuits by clients, insureds and other parties for alleged violations of certain of these laws and regulations.

State insurance laws grant supervisory agencies, including state insurance departments, broad administrative authority. State insurance regulators and the National Association of Insurance Commissioners continually reexamine existing laws and regulations, some of which affect the Company. These supervisory agencies regulate many aspects of the insurance business, including, among other things, the licensing of insurance brokers and agents and other insurance intermediaries, the handling of third-party funds held in a fiduciary capacity, and trade practices, such as marketing, advertising and compensation arrangements entered into by insurance brokers and agents. This continual reexamination may result in the enactment of new laws and regulations, or the issuance of interpretations of existing laws and regulations, that could adversely affect the Company’s operations or its ability to conduct business profitably. We are unable to predict whether any such laws or regulations will be enacted and to what extent such laws and regulations would affect our business.

Although the federal government generally does not directly regulate the insurance business, federal initiatives often and increasingly have an impact on the business in a variety of ways. From time to time, federal measures are proposed which may significantly affect the insurance business, including limitations on antitrust immunity, tax incentives for lifetime annuity payouts and simplification bills affecting tax-advantaged or tax-exempt savings and retirement vehicles. In addition, various forms of direct federal regulation of insurance have been proposed from time to time. NFP cannot predict whether proposals will be adopted, or what impact, if any, such proposals or, if adopted, such laws may have on the Company’s business, financial condition or results of operation.

Several of the Company’s subsidiaries, including NFPSI, are registered broker-dealers. The regulation of broker-dealers is performed, to a large extent, by the SEC and self-regulatory organizations, principally FINRA and the national securities exchanges, such as the NYSE. Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales practices, trading practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure, recordkeeping and the conduct of directors, officers and employees. Violations of applicable laws or regulations can result in the imposition of fines or censures, disciplinary actions, including the revocation of licenses or registrations, and reputational damage. Recently, federal, state and other regulatory authorities have focused on, and continue to devote substantial attention to the annuity and insurance industries as well as to the sale of products or services to seniors. It is difficult at this time to predict whether changes resulting from new laws and regulations will affect the industry or the Company’s business and, if so, to what degree.

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

The Company’s firms located in New York produced approximately 10.8%, 9.8%, 10.1%, 9.2% and 12.2% of the Company’s revenue for the years ended December 31, 2008, 2007, 2006, 2005 and 2004, respectively. The Company’s firms located in Florida produced approximately 7.8%, 10.8%, 14.2%, 19.2% and 15.4% of the Company’s revenue for the years ended December 31, 2008, 2007, 2006, 2005 and 2004, respectively. The Company’s firms located in California produced approximately 8.2%, 9.7%, 11.3%, 9.6% and 11.3% of the Company’s revenue for the years ended December 31, 2008, 2007, 2006, 2005 and 2004, respectively.

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

The securities brokerage and advisory business is, by its nature, subject to numerous and substantial risks, particularly in volatile or illiquid markets, or in markets influenced by sustained periods of low or negative economic growth, including the risk of losses resulting from the ownership of securities, trading, counterparty failure to meet commitments, client fraud, employee processing errors, misconduct and fraud (including unauthorized transactions by registered representatives), failures in connection with the processing of securities transactions and litigation. The Company cannot be certain that its risk management procedures and internal controls will prevent losses from occurring. A substantial portion of the Company’s revenue is generated by NFPSI, and any losses at NFPSI due to the risks noted above could have a significant effect on the Company’s revenue and earnings.

Failure to comply with net capital requirements could subject the Company’s wholly-owned broker-dealers to suspension or revocation of their licenses by the SEC or expulsion from FINRA.

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

NFP typically advances management fees monthly to principals and/or certain entities they own. NFP sets each principal’s and/or such entity’s management fee amount after estimating how much operating cash flow the firm that the principal and/or such entity manages will produce. If the firm produces less operating cash flow than what NFP estimated, an overadvance may occur, which may negatively affect the Company’s financial condition and results. Further, since contractually NFP is unable to unilaterally adjust payments to the principals and/or certain entities they own until after a three, six or nine-month calculation period depending on the firms, NFP may not be able to promptly take corrective measures, such as adjusting the monthly management fee lower or requiring the principal and/or such entity to repay the overadvance within a limited time period. Additionally, a restrictive covenant under NFP’s credit facility limits the total balance of notes outstanding to firm principals that are entered into in connection with the over-advancement of management fees. To the extent NFP exceeds its covenant limit on the total balance of notes outstanding pursuant to the over-advancement of management fees, such advances in excess of the limit could impact NFP’s financial results. In addition, if a principal and/or certain entities they own fail to repay an overadvance in a timely manner and any security NFP receives from the principal and/or such entities for the overadvance is insufficient, the Company’s financial condition and results may be negatively affected, which could negatively affect the Company’s results of operations.

NFPSI relies heavily on Fidelity, its clearing firm, and termination of its agreement with Fidelity could harm its business.

Pursuant to NFPSI’s clearing agreement with Fidelity, the clearing firm processes all securities brokerage transactions for NFPSI’s account and the accounts of its clients. Services of Fidelity include billing and credit extension and control, receipt, custody and delivery of securities. NFPSI is dependent on the ability of its clearing firm to process securities transactions in an orderly fashion. Clearing agreements with Fidelity may be terminated by either party upon 90 days’ prior written notice. If this agreement was terminated, NFPSI’s ability to process securities transactions on behalf of its clients could be adversely affected.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company’s corporate headquarters is located at 340 Madison Avenue, 19 th Floor, New York, NY 10173, where the Company leases approximately 99,485 square feet of space. NFP’s subsidiaries NFPSI and NFPISI lease approximately 95,124 square feet of space in Austin, Texas. Additionally, the Company’s firms lease properties for use as offices throughout the United States. In August 2007, NFP entered into a sublease agreement for its existing office space at 787 Seventh Avenue for the remaining term of its lease. In 2008 NFP moved into its current corporate headquarters located at 340 Madison Avenue, New York, New York. NFP occupies two floors as its headquarters and seven firms occupy the third floor. The firms share common spaces and services and NFP provides centralized support to the firms.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2008.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

NFP’s shares of common stock have been traded on the NYSE under the symbol “NFP” since NFP’s initial public offering in September 2003. Prior to that time, there was no public market for NFP’s common stock.

On January 31, 2009, the last reported sales price of the common stock was $2.57 per share, as reported on the NYSE. As of January 31, 2009, there were 579 common stockholders of record. These figures do not include stockholders with shares held under beneficial ownership in nominee name, which are estimated to be in excess of 6,577.

The following table sets forth the high and low intraday prices of NFP’s common stock for the periods indicated as reported on the NYSE:

2007	High	Low	Dividends
First Quarter	$50.90	$44.89	$0.18
Second Quarter	$49.00	$42.00	$0.18
Third Quarter	$55.41	$45.48	$0.18
Fourth Quarter	$56.75	$42.82	$0.21

2008	High	Low	Dividends
First Quarter	$45.48	$16.87	$0.21
Second Quarter	$28.25	$19.75	$0.21
Third Quarter	$28.99	$12.50	$0.21
Fourth Quarter	$15.79	$0.81	$—

In light of the financial environment, NFP’s Board of Directors suspended NFP’s quarterly cash dividend on November 5, 2008. The declaration and payment of future dividends to holders of its common stock will be at the discretion of NFP’s Board of Directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements and other factors as the Board of Directors deems relevant.

The information set forth under the caption “Equity Compensation Plan Information” in NFP’s definitive proxy statement for its 2009 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

On January 17, 2007, in connection with a secondary public offering by certain of the Company’s stockholders of approximately 1.9 million shares of common stock, stock options for 349,455 shares were exercised resulting in cash proceeds to the Company of $3.8 million.

On February 5, 2008, NFP’s Board of Directors authorized the repurchase of up to $45.0 million of NFP common stock in the open market, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors, including capital availability, acquisition pipeline, share price and market conditions. As of December 31, 2008, NFP repurchased 994,500 shares at an average cost of $24.75 per share. On November 5, 2008, NFP’s Board of Directors directed management to suspend repurchasing additional shares under the current share repurchase authorization. In light of the current financial environment, the Company does not currently anticipate repurchasing additional shares under the current share repurchase authorization.

Recent Sales of Unregistered Securities

Since January 1, 2008 and through December 31, 2008, NFP has issued the following securities:

NFP has issued 669,471 shares of its common stock with a value of approximately $18.5 million to principals in connection with the acquisition of firms. NFP has also issued 647,554 shares of NFP common stock to principals of its firms with a value of approximately $19.9 million in connection with ongoing incentive plans, contingent consideration and other.

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

Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(k)	Maximum Number of Shares that May Yet Be Purchased under the Plans(k)
January 1, 2008–January 31, 2008	1,916	(a)	$45.61	—	$—
February 1, 2008–February 29, 2008	210,462	(b)	28.15	208,400	39,131,936
March 1, 2008–March 31, 2008	136,032	(c)	27.35	125,000	35,671,723
April 1, 2008–April 30, 2008	80,364	(d)	25.56	72,700	33,826,371
May 1, 2008–May 31, 2008	268,500	(e)	24.10	268,500	27,354,971
June 1, 2008–June 30, 2008	198,161	(f)	22.90	186,800	23,078,973
July 1, 2008–July 31, 2008	9,822	(g)	21.36	—	—
August 1, 2008–August 31, 2008	133,100	(h)	20.22	133,100	20,387,827
September 1, 2008–September 30, 2008	1,800	(i)	19.72	—	—
October 1, 2008–October 31, 2008	—		—	—	—
November 1, 2008–November 30, 2008	4,001	(j)	6.42	—	—
December 1, 2008–December 31, 2008	—		—	—	—

Total	1,044,158		$24.67	994,500	$20,387,827

a)	1,916 shares were reacquired by NFP relating to the satisfaction of an amount due from principal or certain entities owned. No gain or loss was recorded on this transaction.
b)	2,062 shares were reacquired by NFP relating to sale of certain assets of a firm and 208,400 shares were reacquired relating to NFP’s share repurchase authorization.
c)	11,032 shares were reacquired relating to the sale of certain assets of a subsidiary and 125,000 shares were reacquired relating to NFP’s share repurchase authorization.
d)	7,664 shares were reacquired relating to the satisfaction of a promissory note. No gain or loss was recorded on this transaction. 72,700 shares were reacquired relating to NFP’s share authorization.
e)	268,500 shares were reacquired relating to NFP’s share repurchase authorization.
f)	11,361 shares were reacquired relating to the partial satisfaction of a promissory note. No gain or loss was recorded on this transaction. 186,800 shares were reacquired relating to NFP’s share repurchase authorization.
g)	5,925 shares were reacquired relating to the satisfaction of a promissory note. No gain or loss was recorded on this transaction. 3,897 shares were reacquired relating to the sale of certain assets of a subsidiary.
h)	133,100 shares were reacquired relating to NFP’s share repurchase authorization.
i)	1,800 shares were reacquired relating to the partial satisfaction of a promissory note. No gain or loss was recorded on this transaction.
j)	4,001 shares were reacquired relating to an agreement with a former principal. A gain of less than $0.1 million was recorded on this transaction.
k)	On February 5, 2008, NFP’s Board of Directors authorized the repurchase of up to $45.0 million of NFP’s common stock in the open market, at times and in such amounts as management deems appropriate. On November 5, 2008, NFP’s Board of Directors directed management to suspend repurchasing additional shares under the current share repurchase authorization.

Item 6. Selected Financial Data

You should read the selected consolidated financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and the related notes included elsewhere in this report. The Company derived the following selected financial information (excluding Other Data) as of December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008 from the Company’s audited consolidated financial statements and the related notes included elsewhere in this report. The Company derived the selected financial information (excluding Other Data) as of December 31, 2006, 2005 and 2004 and for each of the two years in the period ended December 31, 2005 from the Company’s audited consolidated financial statements and the related notes not included in this report.

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

	For the years ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share amounts)
Statement of Operations Data:
Revenue:
Commissions and fees	$1,150,387	$1,194,294	$1,077,113	$891,446	$639,472
Cost of services(a):
Commissions and fees	362,868	386,460	348,062	247,810	163,781
Operating expenses(1)	408,968	371,610	311,872	259,859	190,192
Management fees(2)	170,683	211,825	217,934	208,613	145,073

Total cost of services (excludes items shown separately below)	942,519	969,895	877,868	716,282	499,046

Gross margin	207,868	224,399	199,245	175,164	140,426
Corporate and other expenses:
General and administrative(a)	64,189	58,495	51,274	45,763	36,849
Amortization	39,194	34,303	27,984	23,709	19,550
Impairment of goodwill and intangible assets	41,257	7,877	10,745	8,057	4,791
Depreciation	13,371	11,010	9,136	7,815	6,658
Management agreement buyout	—	13,046	—	—	—
(Gain) loss on sale of businesses	(7,663)	(1,864)	34	(6,298)	(145)

Total corporate and other expenses	150,348	122,867	99,173	79,046	67,703

Income from operations	57,520	101,532	100,072	96,118	72,723
Interest and other income	6,176	9,651	8,295	6,426	2,166
Interest and other expense	(11,867)	(10,529)	(7,006)	(5,531)	(2,782)

Net interest and other	(5,691)	(878)	1,289	895	(616)

Income before income taxes	51,829	100,654	101,361	97,013	72,107
Income tax expense	36,993	46,422	43,783	40,831	31,965

Net income	$14,836	$54,232	$57,578	$56,182	$40,142

Earnings per share—basic	$0.38	$1.42	$1.52	$1.57	$1.19

Earnings per share—diluted	$0.36	$1.35	$1.43	$1.48	$1.10

Weighted average shares outstanding—basic	39,543	38,119	37,850	35,679	33,688
Weighted average shares outstanding—diluted	40,933	40,254	40,344	38,036	36,640
Dividends declared per common share	$0.63	$0.75	$0.63	$0.51	$0.42

(1)	Excludes Amortization and Depreciation which are shown separately under corporate and other expenses.
(2)	Excludes Management agreement buyout which is shown separately under corporate and other expenses.

	As of December 31,
	2008		2007		2006		2005		2004
	(in thousands)
Statement of Financial Condition Data:
Cash and cash equivalents	$48,621		$114,182		$98,206		$105,761		$83,103
Intangibles, net	462,123		475,149		390,252		340,969		273,207
Goodwill, net	635,693		610,499		466,391		357,353		281,212
Total assets	1,543,285		1,560,080		1,237,044		1,046,638		826,460
Borrowings(b)	378,000		356,000		83,000		40,000		—
Total stockholders’ equity	$788,169		$763,167		$774,872		$659,685		$546,272

	For the years ended December 31,
	2008		2007		2006		2005		2004
Other Data (unaudited):
Internal revenue growth(c)	-8.7%		0.3%		5%		22%		16%
Internal net revenue growth(d)	-6.9%		2.6%		1%		17%		16%
Total NFP-owned firms (at period end)	181		184		176		160		144
Ratio of earnings to combined fixed charges	3.72	x	7.66	x	10.11	x	12.19	x	16.95	x

a)	Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” and SEC Staff Accounting Bulletin No. 107 (collectively “SFAS 123R”) which is a revision of SFAS 123, which superseded APB 25 and amended SFAS No. 95, “Statement of Cash Flows.” The Company adopted the modified prospective transition method provided for under SFAS 123R and, accordingly, has not restated prior year amounts. Under the transition method, compensation expense for 2006 includes compensation expense for all share-based payment awards granted prior to, but not yet vested as of, January 1, 2003, the date of the Company’s adoption of SFAS 123, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Stock-based compensation expense includes an estimate for forfeitures and is recognized over the expected term of the award on a straight-line basis. The Company evaluated the need to record a cumulative effect adjustment related to estimated forfeitures for unvested previously issued awards and the impact was not deemed to be material. NFP measured the fair value for stock options using the Black-Scholes valuation model under SFAS 123 and continued to use this model under SFAS 123R in 2006.

As a result of adopting SFAS 123R NFP recorded, for firm employees, principals and firm activities, a charge to cost of services of $5.8 million for 2008 and $5.2 million for 2007. NFP recorded $6.8 million of such expense for 2008 and $7.7 million for 2007, in corporate and other expenses—general and administrative. Previously all stock-based compensation was included in general and administrative expense as a component of corporate and other expenses. Total stock-based compensation for 2008 was $12.6 million. Total stock-based compensation of $12.9 million in 2007, $9.2 million in 2006, $4.5 million in 2005, and $1.4 million in 2004 is included in corporate and other expenses—general and administrative to conform to the current period presentation.

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

d)	The growth of revenue less commissions and fees as a component of cost of services of firms included in the Internal revenue growth calculation, as defined above.

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

Executive Overview

The Company is a leading independent distributor of financial services products primarily to high net worth individuals and entrepreneurial companies. Founded in 1998, and commencing operations on January 1, 1999, NFP has grown internally and through acquisitions and, as of December 31, 2008, operates a national distribution network with over 175 owned firms. The Company acquired 19, 25 and 23 firms in 2008, 2007 and 2006, respectively. As a result of new acquisitions and the growth of previously acquired firms, revenue has grown from $639.5 million in 2004 to nearly $1.2 billion in 2008, a compound annual growth rate of over 15.8%.

The Company’s firms earn revenue that consists primarily of commissions and fees earned from the sale of financial products and services to their clients. The Company’s firms also incur commissions and fees expense and operating expense in the course of earning revenue. NFP pays management fees to non-employee principals of its firms and/or certain entities they own based on the financial performance of each respective firm. The Company refers to revenue earned by the Company’s firms less the expenses of its firms, including management fees, as gross margin. The Company excludes amortization and depreciation from gross margin. These amounts are separately disclosed as part of Corporate and other expenses. Management uses gross margin as a measure of the performance of the firms that the Company has acquired. Through acquisitions and internal growth, gross margin has grown from $140.4 million in 2004 to $207.9 million in 2008.

The Company’s gross margin is offset by expenses that it incurs at the corporate level, including corporate and other expenses. Corporate and other expenses have grown from $67.7 million in 2004 to $150.4 million in 2008. Corporate and other expenses include general and administrative expenses, which are the operating expenses of NFP’s corporate headquarters and a portion of stock-based compensation. General and administrative expenses have grown from $36.8 million in 2004 to $64.2 million in 2008. General and administrative expenses as a percent of revenue decreased from 5.8% in 2004 to 5.6% in 2008. Included in corporate and other expenses in 2007 was the expense incurred due to the buyout of a management agreement in connection with the acquisition of a management company from its former manager for cash, NFP stock and other consideration totaling $13.0 million in 2007. During the fourth quarter of 2008, the Company recognized an impairment charge of $31.0 million resulting in a year to date impairment charge of $41.3 million. This represented a 422.8% increase from impairments of $7.9 million in the prior year to date period. This fourth quarter 2008 amount represented over 75.1% of the impairment expense for the year. The increase in the fourth quarter impairment charge was a result of the completion of the Company’s most recent evaluation for impairment. To reflect recent market conditions, the risk adjusted discount rate used as part of this evaluation for impairment was increased. Additionally, the Company adjusted its projected future cash flow estimates for certain of its firm subsidiaries in the context of their historical performance, and the effect of the recent economic conditions on their future long term projections. As a result of these changes in conditions and assumptions, the Company recognized an additional charge of $28.8 million in the quarter as compared to the prior year corresponding period.

Many external factors affect the Company’s revenue and profitability, including economic and market conditions, legislative and regulatory developments and competition. Because many of these factors are unpredictable and generally beyond the Company’s control, the Company’s revenue and earnings will fluctuate from year to year and quarter to quarter. The Company’s revenue and net income, particularly in the second half of 2005 and early 2006, benefited from strong sales of financed life insurance products. Management believes that sales of financed life insurance products diminished in the second half of 2006 and this trend continued

through 2007. In 2008, the decline in gross margin reflected the challenging economic environment which worsened in the second half of 2008. The Company experienced continued declines in its life insurance revenue in 2008 which led to the overall decline in revenue and margins and offset gains in gross margin through the first half of 2008.

The recent disruption in the global credit markets and the deterioration of the financial markets generally has created increasingly difficult conditions for companies in the financial services industry. Continued volatility and a recessionary environment may reduce the demand for the Company’s services or the products the Company distributes and could negatively affect the Company’s results of operations and financial condition. The potential for a significant insurer to fail or withdraw from writing certain insurance coverages the Company offers its customers could negatively impact overall capacity in the industry, which in turn could have the effect of reduced placement of certain lines and types of insurance and reduced revenue and profitability for the Company. In addition, the deterioration in the economy that occurred in fourth quarter 2008 could adversely impact NFP in 2009.

In light of the current financial environment, NFP has taken certain steps to streamline operations and conserve available cash. On November 3, 2008, NFP reduced headcount at its New York-based corporate headquarters. The headcount reductions resulted in severance charges of approximately $1.4 million in the fourth quarter of 2008. A small portion of the terminated positions will be replaced at the Company’s Austin, Texas-based facility. The Company continues to explore further expense reductions. Additionally, with the exception of certain sub-acquisitions, NFP does not anticipate completing acquisitions until market conditions and financial results stabilize nor does it anticipate repurchasing additional shares under its current share repurchase authorization. On November 5, 2008, NFP’s Board of Directors also suspended NFP’s quarterly cash dividend.

Acquisitions

While acquisitions remain a component of the Company’s business strategy over the long term, NFP suspended acquisition activity (with the exception of certain sub-acquisitions) in the latter part of 2008 in order to conserve cash. NFP will continue to reassess the market and economic environment. Under NFP’s typical acquisition structure, NFP acquires 100% of the equity of businesses that distribute financial services products on terms that are relatively standard across its acquisitions. To determine the acquisition price, NFP’s management first estimates the annual operating cash flow of the business to be acquired based on current levels of revenue and expense. For this purpose, management generally defines operating cash flow as cash revenue of the business less cash and non-cash expenses, other than amortization, depreciation and compensation to the business’s owners or individuals who subsequently become principals. Management refers to this estimated annual operating cash flow as “target earnings.” Typically, the acquisition price is a multiple (generally in a range of five to six times) of a portion of the target earnings, which management refers to as “base earnings.” Under certain circumstances, NFP has paid multiples in excess of six times based on the unique attributes of the transaction that justify the higher value. Base earnings averaged 52% of target earnings for all firms owned at December 31, 2008. In determining base earnings, management focuses on the recurring revenue of the business. Recurring revenue refers to revenue from sales previously made (such as renewal commissions on insurance products, commissions and administrative fees for ongoing benefit plans and mutual fund trail commissions) and fees for assets under management.

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

Substantially all of the Company’s acquisitions have been paid for with a combination of cash and NFP common stock, valued at its then fair market value at the time of acquisition. NFP requires its principals to take at least 30% of the total acquisition price in NFP common stock. However, in transactions involving institutional sellers, the purchase price typically consists of substantially all cash. Through December 31, 2008, principals have taken on average approximately 34% of the total acquisition price in NFP common stock. The following table shows acquisition activity (including sub-acquisitions) in the following periods:

	For the years ended December 31,
	2008	2007	2006
	(in thousands, except number of acquisitions closed)
Number of acquisitions closed	19	25	23
Consideration:
Cash	$48,474	$192,106	$97,351
Common stock	18,458	39,335	47,559
Other(a)	4,096	1,078	470

	$71,028	$232,519	$145,380

(a)	Represents capitalized costs of the acquisitions.

Although management believes that NFP will continue to have opportunities to complete a similar number of acquisitions once market conditions stabilize, there can be no assurance that NFP will be successful in identifying and completing acquisitions: See “Risk Factors—The Company may be unsuccessful in acquiring suitable acquisition candidates, which could adversely affect the Company’s growth.” Any change in the Company’s financial condition or in the environment of the markets in which the Company operates could impact its ability to source and complete acquisitions.

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

•

Life insurance commissions and estate planning fees. Insurance and annuity commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. First-year commissions are calculated as a percentage of the first twelve months’ premium on the policy and earned in the year that the policy is originated. In many cases, the Company’s firms receive renewal commissions for a period following the first year. Some of the Company’s firms receive fees for the settlement of life insurance policies. These fees are generally based on a percentage of the settlement proceeds. The Company’s firms also earn fees for developing estate plans. Revenue from life insurance activities also includes amounts received by the Company’s life brokerage entities, including its life settlements brokerage entities, that assists non-affiliated producers with the placement and sale of life insurance.

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

Although NFP’s operating history is limited, historically a significant number of its firms earn approximately 65% to 70% of their revenue in the first three quarters of the year and approximately 30% to 35% of their revenue in the fourth quarter. In 2008, the Company earned approximately 26% of its revenue during the fourth quarter and the Company believes that a worsening economic environment punctuated by a widespread deterioration in credit and liquidity, investment losses and a reduction in consumer confidence may result in a change in this pattern for 2009.

Expenses

The following table sets forth certain expenses as a percentage of revenue for the periods indicated:

	For the years ended December 31,
	2008	2007	2006
Revenue	100.0%	100.0%	100.0%
Cost of services:
Commissions and fees	31.5%	32.4%	32.3%
Operating expenses(1)	35.6	31.1	29.0
Management fees(2)	14.8	17.7	20.2

Total cost of services (excludes items shown separately below)	81.9%	81.2%	81.5%

Gross margin	18.1%	18.8%	18.5%
Corporate and other expenses:
General and administrative	5.6%	4.9%	4.8%
Amortization	3.4	2.9	2.6
Depreciation	1.2	0.9	0.8
Impairment of goodwill and intangible assets	3.6	0.7	1.0
Management agreement buyout	—	1.1	—
(Gain) loss on sale of businesses	(0.7)	(0.2)	—

Total corporate and other expenses	13.1%	10.3%	9.2%

(1)	Excludes amortization and depreciation which are shown separately under Corporate and other expenses.
(2)	Excludes management agreement buyout which is shown separately under Corporate and other expenses.

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

Operating expenses. The Company’s firms incur operating expenses related to maintaining individual offices, including compensating producing and non-producing staff. Firm operating expenses also include the expenses of NFPSI and NFPISI, two subsidiaries that serve the Company’s acquired firms and through which the Company’s acquired firms and its third-party distributors who are members of its marketing organizations access insurance and financial services products and manufacturers. With the adoption of SFAS 123R the Company now records share-based payments related to firm employees and firm activities to operating expenses as a component of Cost of services. Previously all share-based expense components for year end periods prior to December 31, 2006 were recorded under Corporate and other expenses—general and administrative expense.

Management fees. NFP pays management fees to the principals of its firms and/or certain entities they own based on the financial performance of the firms they manage. NFP typically pays a portion of the management fees monthly in advance. Once NFP receives cumulative preferred earnings (base earnings) from a firm, the principals and/or entity the principals own will earn management fees equal to earnings above base earnings and up to target earnings. An additional management fee is paid in respect of earnings in excess of target earnings based on the ratio of base earnings to target earnings. For example, if base earnings equal 40% of target earnings, NFP receives 40% of earnings in excess of target earnings and the principals and/or the entities they own receive 60%. A majority of the Company’s acquisitions have been completed with a ratio of base earnings to target earnings of 50%. Management fees also include an accrual for certain performance-based incentive amounts payable under NFP’s ongoing incentive plan. Incentive amounts have historically been paid in a combination of cash and NFP common stock. In addition to the incentive award, NFP pays an additional cash incentive equal to 50% of the incentive award elected to be received in NFP common stock. This election is made subsequent to the completion of the incentive period. For firms that began their incentive period prior to January 1, 2005, the principals could elect from 0% to 100% to be paid in NFP common stock. No accrual is made for these additional cash incentives until the related election is made. However, for firms beginning their incentive period on or after January 1, 2005 (with the exception of Highland firms, which completed this initial incentive period in 2008), the principal is required to take a minimum of 30% (maximum 50%) of the incentive award in NFP common stock. The Company accrues on a current basis for these firms the additional cash incentive (50% of the stock portion of the award based upon the principal’s election) on the minimum percentage required to be received in NFP stock. Effective December 31, 2008, NFP has elected to pay all incentive awards under this plan in cash.

Management fees are reduced by amounts paid by the principals and/or certain entities they own under the terms of the management agreement for capital expenditures, including sub-acquisitions, in excess of $50,000. These amounts may be paid in full or over a mutually agreeable period of time and are recorded as a “deferred reduction in management fees.” Amounts recorded as a deferred reduction in management fees are amortized as a reduction in management fee expense generally over the useful life of the asset. The ratio of management fees to gross margin before management fees is dependent on the percentage of total earnings of the Company’s firms capitalized by the Company, the performance of the Company’s firms relative to base earnings and target earnings, the growth of earnings of the Company’s firms in the periods after their first three years following acquisition and the earnings of NFPISI, NFPSI and a small number of firms without a principal, from which no management fees are paid. Due to NFP’s cumulative preferred position, if a firm produces earnings below target earnings in a given year, NFP’s share of the firm’s total earnings would be higher for that year. If a firm produces earnings at or above target earnings, NFP’s share of the firm’s total earnings would be equal to the percentage of the earnings capitalized by NFP in the initial transaction, less any percentage due to additional management fees earned under ongoing incentive plans. With the adoption of SFAS 123R, effective January 1, 2006, the Company records share-based payments related to principals in management fees which are included as a component of cost of services. Previously, all shared-based expense components for year end periods prior to December 31, 2006 were recorded under Corporate and other expenses—general and administrative expense.

The following table summarizes the results of operations of NFP’s firms for the periods presented and uses non-GAAP measures. Gross margin before management fees represents the profitability of the Company’s business before principals receive participation in the earnings. Gross margin before management fees as a percentage of revenue represents the base profitability of the Company divided by the revenue of the Company’s business. Whether or not a principal participates in the earnings of a firm is dependent on the specific characteristics and performance of that firm. Management fees, as a percentage of gross margin before management fees represents the percentage of earnings that is not retained by the Company as profit, but is paid out to principals.

The Company uses gross margin before management fees and gross margin before management fees as a percentage of revenue to evaluate how the Company’s business is performing before giving consideration to a principal’s participation in their firm’s earnings. This measure is the one in which the principal is compensated for their direct operating authority and control and on which the Company measures the principal’s performance. Management fees, as a percentage of gross margin before management fees is a measure that management uses to evaluate how much of the Company’s margin and margin growth is being shared with principals. This management fee percentage is a variable, not a fixed, ratio. Management fees, as a percentage of gross margin before management fees will fluctuate based upon the aggregate mix of earnings performance by individual firms. It is based on the percentage of the Company’s earnings that are capitalized at the time of acquisition, the performance relative to NFP’s preferred position in the earnings and the growth of the individual firms and in the aggregate (for further discussion on the Acquisition Model and management fee structure, see “Business—Acquisition Strategy—Acquisition Model”). Management fees may be higher during periods of strong growth due to the increase in incentive accruals. Higher incentive accruals will generally be accompanied by higher firm earnings. Where firm earnings decrease, management fees and management fee percentage may be lower as incentive accruals are either reduced or eliminated. Further, since NFP retains a cumulative preferred interest in firm earnings (“base earnings”) the relative percentage of management fees decreases as firm earnings decline. For firms that do not achieve base earnings, principals earn no management fee. Thus, a principal earns more management fees only when firm earnings grow and, conversely, principals earn less should earnings decline. This structure provides the Company with protection against earnings shortfalls through reduced management fee expense. In this manner the interests of both principals and shareholders remain aligned.

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

Management fees were 45.1% of gross margin before management fees in 2008 compared with 48.6% in 2007 and 52.2% in 2006. In 2008, as gross margin before management fees as a percentage of revenue has declined, the principals’ percentage participation in these earnings has also declined. In 2007, although gross margin before management fees increased, the management fee expense did not keep pace as the Company had increased its retained interest in more recent acquisitions and had a greater share of its earnings contributed by NFPSI and NFPISI for which no management fee expense is incurred.

	For the years ended December 31,
	2008	2007	2006
	(in thousands)
Revenue:
Commissions and fees	$1,150,387	$1,194,294	$1,077,113
Cost of services:
Commissions and fees(1)	362,868	386,460	348,062
Operating expenses(2)	408,968	371,610	311,872

Gross margin before management fees	378,551	436,224	417,179
Management fees	170,683	211,825	217,934

Gross margin	$207,868	$224,399	$199,245
Gross margin as a percentage of revenue	18.1%	18.8%	18.5%
Gross margin before management fees as percentage of revenue	32.9%	36.5%	38.7%
Management fees, as a percentage of gross margin before management fees	45.1%	48.6%	52.2%

(1)	Excludes amortization and depreciation which are shown separately under Corporate and other expenses.
(2)	Excludes management agreement buyout which is shown separately under Corporate and other expenses.

Corporate and other expenses

General and administrative. At the corporate level, the Company incurs general and administrative expense related to the acquisition and administration of its firms. General and administrative expense includes both cash and stock-based compensation, occupancy, professional fees, travel and entertainment, technology, telecommunication, advertising and marketing, internal audit and certain corporate compliance costs. Prior to the adoption of SFAS 123R on January 1, 2006, all stock-based compensation was included in general and administrative expense. Effective January 1, 2006, all stock-based compensation related to firm employees, principals or firm activities has been included in cost of services. Total stock-based compensation was $12.6 million, $12.9 million and $9.2 million in 2008, 2007, and 2006 respectively. Stock-based compensation included in corporate and other expenses-general and administrative was $6.8 million, $7.7 million, and $6.0 million in 2008, 2007 and 2006, respectively.

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

Impairment of goodwill and intangible assets. The Company evaluates its amortizing (long-lived assets) and non-amortizing intangible assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), respectively.

In accordance with SFAS 144, long-lived assets, such as purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company generally performs its recoverability test on a quarterly basis for each of its acquired firms that has experienced a significant deterioration in its business indicated principally by an inability to produce base earnings for a period of time. Management believes this is an appropriate time period to evaluate firm performance. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted cash flows expected to be generated by the asset and by the eventual disposition of the asset. If the estimated undiscounted cash flows are less than the carrying amount of the underlying asset, an impairment may exist. The Company measures impairments on identifiable intangible assets subject to amortization by comparing a discounted cash flow to the carrying amount of the asset. In the event that the discounted cash flows are less than the carrying amount, an impairment charge will be recognized for the difference in the consolidated statements of income.

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

A two-step impairment test is performed on goodwill. In the first step, the Company compared the fair value of each reporting unit to its carrying value. The Company determined the fair value of its reporting units using a discounted cash flow approach. Under this approach, management used certain assumptions in its discounted cash flow analysis to determine the asset’s fair value. These assumptions include but are not limited to: a risk adjusted rate that is commensurate with the risk associated with the underlying cash flows, the useful life of the asset, cash flow trends from prior periods, current-period cash flows, and management’s expectations of future cash flow expectations based on projections or forecasts derived from its understanding of the relevant business prospects, economic or market trends and regulatory or legislative changes which may occur.

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

Results of Operations

In 2008, revenue declined $43.9 million, or 3.7%, largely due to the decline in life insurance revenue as well as due to the challenging economic and market environment. The Company achieved revenue growth of 11% and 21% in the years ended December 31, 2007 and 2006, respectively. This growth was driven, in 2007 and 2006, primarily by the Company’s acquisitions and in previous years through a combination of acquisitions and internal growth in the revenue of its acquired firms, augmented by the growth of NFPISI and NFPSI. In 2008, the Company’s firms had an internal revenue growth rate decline of 9%. In 2007 and 2006, the Company’s firms had an internal revenue growth rate of 1% and 5%, respectively.

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

Management also monitors acquired firm revenue, commissions and fees expense and operating expense from new acquisitions as compared with existing firms. For this purpose, a firm is considered to be a new acquisition for the twelve months following the acquisition. After the first twelve months, a firm is considered to be an existing firm. Within any reported period, a firm may be considered to be a new acquisition for part of the period and an existing firm for the remainder of the period. Additionally, NFPSI and NFPISI are considered to be existing firms but are not included in the internal growth rate figures cited above. A sub-acquisition involves the acquisition by one of the Company’s firms of a business that is too small to qualify for a direct acquisition by NFP, where the individual running the business wishes to exit immediately or soon after the acquisition, prefers to partner with an existing principal, or does not wish to become a principal. The acquisition multiple paid for sub-acquisitions is typically lower than the multiple paid for a direct acquisition by NFP. Sub-acquisitions that do not separately report their results are considered to be part of the firm making the acquisition, and the results of firms disposed of are included in the calculations. The results of operations discussions set forth below include analysis of the relevant line items on this basis.

Year ended December 31, 2008 compared with the year ended December 31, 2007

The following table provides a comparison of the Company’s revenue and expenses for the periods presented.

	For the years ended December 31,
	2008	2007	$ Change	% Change
	(Dollars, in millions)
Statement of Income Data:
Revenue:
Commissions and fees	$1,150.4	$1,194.3	$(43.9)	(3.7)%
Cost of services:
Commissions and fees	362.9	386.5	(23.6)	(6.1)
Operating expenses(1)	409.0	371.6	37.4	10.1
Management fees(2)	170.6	211.8	(41.2)	(19.5)

Total cost of services (excludes items shown separately below)	942.5	969.9	(27.4)	(2.8)

Gross margin	207.9	224.4	(16.5)	(7.4)
Corporate and other expenses:
General and administrative	64.2	58.6	5.6	9.6
Amortization	39.2	34.3	4.9	14.3
Depreciation	13.4	11.0	2.4	21.8
Impairment of goodwill and intangible assets	41.3	7.9	33.4	422.8
Management agreement buyout	—	13.0	(13.0)	(100.0)
Gain on sale of businesses	(7.7)	(1.9)	(5.8)	305.3

Total corporate and other expenses	150.4	122.9	27.5	22.4

Income from operations	57.5	101.5	(44.0)	(43.3)
Interest and other income	6.2	9.7	(3.5)	(36.1)
Interest and other expense	(11.9)	(10.6)	(1.3)	12.3

Net interest and other	(5.7)	(0.9)	(4.8)	533.3

Income before income taxes	51.8	100.6	(48.8)	(48.5)
Income tax expense	37.0	46.4	(9.4)	(20.3)

Net income	$14.8	$54.2	$(39.4)	(72.7)%

(1)	Excludes amortization and depreciation which are shown separately under corporate and other expenses.
(2)	Excludes management agreement buyout which is shown separately under corporate and other expenses.

Summary

Net income. Net income decreased $39.4 million, or 72.7%, to $14.8 million in 2008 compared with $54.2 million in 2007. Net income as a percentage of revenue was 1.3% for the year ended December 31, 2008 compared with 4.5% for the year ended December 31, 2007. The decrease in net income was mainly due to an increase in the level of impairments of goodwill and intangible assets from $7.9 million in 2007 to $41.3 million in 2008. In addition, gross margin declined and corporate and other expenses and net interest and other increased, which was partially offset by a decline in income taxes.

Revenue

Commissions and fees. Commissions and fees decreased $43.9 million, or 3.7%, to $1,150.4 million in 2008 from $1,194.3 million in 2007. Commissions and fees generated from new acquisitions totaled $54.3 million for the year ended December 31, 2008 and was offset by a $98.2 million decline in revenue from existing firms. As the economic environment worsened in the second half of the year, revenue, particularly in life insurance products, declined from prior year levels. Revenue from benefits and executive benefits offset these declines slightly as they remain higher this year compared to the prior year.

Cost of services

Commissions and fees. Commissions and fees expense decreased $23.6 million, or 6.1%, to $362.9 million in 2008 from $386.5 million in 2007. New acquisitions accounted for an increase of $10.0 million in commissions and fees expense which was offset by a $33.6 million decline in commissions and fees expense from existing firms. As a percentage of revenue, commissions and fees expense was 31.5% in the year ended December 31, 2008 as compared to 32.4% in the prior year period. Commissions as a percentage of revenue declined during the year primarily due to a shift in revenue mix in 2008 to products such as group benefits that typically have lower commissions as a percentage of revenue.

Operating expenses. Operating expenses increased $37.4 million, or 10.1%, to $409.0 million in 2008 compared with $371.6 million in 2007. Approximately $20.7 million of the increase was due to the operating expenses of new acquisitions and approximately $16.7 million was a result of increased operating expenses at the Company’s existing firms. As a percentage of revenue, operating expenses increased to 35.6% in 2008 from 31.1% in 2007. Operating expenses as a percentage of revenue rose in 2008 from a combination of lower revenue related to life insurance products and the acquisition of firms that focus on the sales of benefits which tend to have higher operating costs associated with acquiring and servicing those products. In recent years the Company has focused its acquisitions on firms that typically sell these types of products. Personnel and related costs continue to make up a significant portion of firm operating expenses and comprised 81.5% of the operating expense increase for the year-over-year comparison. Included in operating expenses for 2008 was $1.7 million of additional rent expense incurred related to the relocation of seven firms to the new corporate headquarters in 2008. Stock-based compensation to firm employees and for firm activities included in operating expenses as a component of cost of services was $4.0 million for the year ended December 31, 2008 as compared to $4.3 million for the year ended December 31, 2007.

Management fees. Management fees decreased $41.2 million, or 19.5%, to $170.6 million in 2008 compared with $211.8 million in 2007. Management fees as a percentage of revenue decreased to 14.8% in 2008 from 17.7% in 2007. Management fees were 45.1% of gross margin before management fees in 2008 compared with 48.6% in 2007. Included in management fees is an accrual of $6.1 million for ongoing incentive plans for the year ended December 31, 2008. This accrual declined $10.8 million from $16.9 million for the year ended December 31, 2007. Incentive accruals will vary from period to period based on the mix of firms participating in the program and the volatility of their earnings. The decrease in management fees as a percentage of gross margin before management fees reflects the lower levels of firm earnings as well as the higher economic ownership percentages of firms acquired in 2007 and 2008. The decline in management fees, as a percentage of both revenue and gross margin before management fees, is attributable to the decline in gross margin before management fees and the decrease in the incentive accrual year over year. Management fees included $1.9 million of stock-based compensation expense in the year ended December 31, 2008 compared with $0.9 million in the year ended December 31, 2007.

Gross margin. Gross margin decreased $16.5 million, or 7.4%, to $207.9 million in 2008 compared with $224.4 million in 2007. As a percentage of revenue, gross margin decreased to 18.1% in 2008 compared with 18.8% in 2007. Gross margin declined due to the decline in revenue and an increase in operating expenses partially offset by lower commissions and fees and management fees expenses. The gross margin percentage was lower due to the increase in operating expenses as a percentage of revenue partially offset by the decreases in commissions and fees expense and management fees expense as a percentage of revenue during the year when compared with the prior year period.

Corporate and other expenses

General and administrative. General and administrative expenses, which include stock-based compensation, increased $5.6 million, or 9.6%, to $64.2 million in 2008 compared with $58.6 million in 2007. As a percentage of revenue, general and administrative expenses were 5.6% in 2008 compared with 4.9% in 2007. The increase of $5.6 million was primarily due to an increase in rent expense of $5.0 million related to new corporate headquarters, an increase of $0.5 million in compensation and benefits partially offset by a $0.9 million decrease in stock-based compensation expense, a $0.4 million decrease in professional fees and other miscellaneous expense totaling $1.4 million. Included in the $0.5 million increase in compensation expense was $1.4 million of severance expense recorded during the fourth quarter related to headcount reductions. Stock-based compensation included in general and administrative expense was $6.8 million for the year ended December 31, 2008 and $7.7 million for the year ended December 31, 2007.

Amortization. Amortization increased $4.9 million, or 14.3%, to $39.2 million in 2008 compared with $34.3 million in 2007. Amortization expense increased as a result of an 11.4% increase in amortizing intangible assets resulting primarily from new acquisitions. As a percentage of revenue, amortization was 3.4% in 2008 compared with 2.9% in 2007.

Depreciation. Depreciation expense increased $2.4 million, or 21.8%, to $13.4 million in 2008 compared with $11.0 million in 2007. The increase in depreciation resulted from an increase in the number of owned firms and capital expenditures at the Company’s existing firms and at the corporate office. As a percentage of revenue, depreciation expense was 1.2% in 2008 and 0.9% in 2007. Depreciation expense attributable to firm operations totaled $8.0 million and $6.9 million in 2008 and 2007, respectively, which has not been included in Cost of services.

Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets increased $33.4 million to $41.3 million in 2008 compared with $7.9 million in 2007. The impairments were related to twenty-three firms in 2008 and four firms in 2007 and resulted in a reduction of the carrying value of the identifiable assets and goodwill associated with these firms to their fair value. During the fourth quarter of 2008, the Company recognized an impairment charge of $31.0 million to its earnings resulting in a year to date impairment charge of $41.3 million. The increase in the fourth quarter impairment charge was a result of the completion of the Company’s most recent evaluation for impairment. As part of this evaluation, the Company adjusted its projected future cash flow estimates for certain of its firm subsidiaries in the context of their historical performance and the effect of the recent economic conditions on their future long term projections. In addition, to reflect the recent market conditions, the risk adjusted discount rate that was used as part of this analysis was increased. See also “—Critical Accounting Policies—Impairment of goodwill and other intangible assets” found elsewhere in this report. As a result of these changes in conditions and assumptions, the Company recognized an additional charge of $33.4 million in the year as compared to the prior year increasing from $7.9 million to $43.1 million.

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

Gain on sale of businesses. Gain on sale of businesses increased to $7.7 million in 2008 from a gain on sale of businesses of $1.9 million in 2007. The gain on sale resulted from the disposal of three subsidiaries and the sale of assets of five other subsidiaries in 2008. In 2008, the more significant gain was $6.5 million related to the sale of a wholesale group benefits subsidiary resulting from the strategic decision by its largest carrier to bring all wholesale distribution in–house, either by acquisition or cancellation of distribution arrangements. The gain on sale in 2007 resulted from the disposal of four subsidiaries in 2007.

Interest and other income. Interest and other income decreased $3.5 million or 36.1%, to $6.2 million in 2008 compared with $9.7 million in 2007. The decrease resulted from the Company’s proportional share in the loss of its startup joint venture of $2.0 million, lower interest earned on lower average available cash balances, offset by an increase in rental income from its former corporate headquarters.

Interest and other expense. Interest and other expense increased $1.3 million, or 12.3%, to $11.9 million in 2008 compared with $10.6 million in 2007. The increase was primarily due to higher average borrowings under NFP’s line of credit partially offset by the lower interest rate environment.

Income tax expense

Income tax expense. Income tax expense decreased $9.4 million, or 20.3%, to $37.0 million in 2008 compared with $46.4 million in 2007. The effective tax rate was 68.8% in 2008 which increases to 71.4% with the inclusion of interest and penalties totaling $1.3 million accrued in accordance with FIN 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”). This compares with an effective tax rate of 46.1% in 2007. The effective tax rate rose in 2008 largely as the result of a decrease in pre-tax book income and an increase in impairments of intangible assets not deductible for tax purposes.

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

Corporate and other expenses

General and administrative. General and administrative expenses, which include stock-based compensation, increased $7.3 million, or 14.2%, to $58.6 million in 2007 compared with $51.3 million in 2006. As a percentage of revenue, general and administrative expenses were 4.9% in 2007 compared with 4.8% in 2006. The increase of $7.3 million was largely comprised of a $1.9 million increase in compensation and related costs, $1.6 million in stock-based compensation, $1.2 million in additional rent expense, a $1.0 million reserve established for a note held as part of a prior year disposal, and $1.6 million of other miscellaneous items. The Company has increased its corporate infrastructure over the past two years, particularly in the areas of compliance, human resources, internal audit, accounting and technology, to support organic growth, new acquisitions and meet increased regulatory needs. In September 2007, NFP entered into a lease for its new corporate headquarters and occupied the space in mid-2008. NFP has entered into subleases with six of the Company’s firms to consolidate space. The Company will continue to incur additional rent expense until it occupies the new space. Stock-based compensation included in general and administrative expenses was $7.7 million and $6.0 million in 2007 and 2006, respectively.

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

Liquidity and Capital Resources

The Company historically experiences its highest cash usage during the first quarter of each year as balances due to principals and/or certain entities they own for management fees and incentive bonuses earned are finalized and paid out, more acquisitions are completed and revenue and earnings decline from the fourth quarter of the prior year. While acquisitions remain a component of the Company’s business strategy over the long term, NFP suspended acquisition activity (with the exception of certain sub-acquisitions) in the latter part of 2008 in order to conserve cash. NFP will continue to reassess the market and economic environment. The increase in cash usage during the first quarter generally requires increased borrowings under NFP’s credit facility. As the year progresses cash flows typically improve as earnings increase and acquisition activities moderate. With this increase in cash flow NFP generally reduces the borrowings under its credit facility. Because the Company suspended acquisition activity in the latter portion of 2008, the historical pattern of an increase in cash usage during the first quarter may change. As of December 31, 2008, the Company had a working capital deficiency. This deficiency is the result of NFP’s classification of its credit facility as a current liability. NFP’s credit facility is structured as a revolving credit facility and matures on August 22, 2011. NFP may elect to pay down its outstanding balance at any time before August 22, 2011 but repayment is not required before that date. NFP’s classification of this obligation as a current liability has been driven by NFP’s practice of drawing against the credit line during the year and subsequently repaying significant amounts of the borrowing. The debt is current in the sense of NFP’s practice of frequent draws and repayments; it is not current in that repayment is not required in the next twelve months. As of December 31, 2008, the Company was in compliance with all of its debt covenants. However, if the Company’s earnings deteriorate, it is possible that NFP would fail to comply with the terms of its credit facility, such as the consolidated leverage ratio covenant, and therefore be in default under the credit facility. See “—Borrowings—Credit Facility” below. Upon the occurrence of such event of default, the majority of lenders under the credit facility could cause amounts currently outstanding to be declared immediately due and payable. Such an acceleration could trigger “cross acceleration provisions” under NFP’s indenture governing the notes; see “—Borrowings—Convertible Senior Notes” below.

A summary of the changes in cash and cash equivalents is as follows (in thousands):

	For the years ended December 31,
	2008	2007	2006
Cash flows provided by (used in):
Operating activities	$56,451	$108,406	$81,923
Investing activities	(86,995)	(217,754)	(120,341)
Financing activities	(35,017)	125,324	30,863

Net (decrease) increase	(65,561)	15,976	(7,555)
Cash and cash equivalents—beginning of period	114,182	98,206	105,761

Cash and cash equivalents—end of period	$48,621	$114,182	$98,206

As the financial crisis has deepened, NFP has performed additional assessments to determine the impact of recent market developments, including a review of access to liquidity in the capital and credit markets and macroeconomic conditions. If the financial crisis continues, leading to longer term disruptions in the capital and credit markets as a result of uncertainty, reduced capital alternatives could adversely affect the Company’s access to liquidity needed for its business. The inability to obtain adequate financing from debt or capital sources could force the Company to forgo certain opportunities. Any disruption in NFP’s access to capital could require the Company to take additional measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for business needs can be arranged. Measures the Company may take or already has taken include deferring capital expenditures, reducing or eliminating future share repurchases, dividend payments, acquisitions or other discretionary uses of cash. While acquisitions remain a component of the Company’s business strategy over the long term, NFP suspended acquisition activity (with the exception of certain sub-acquisitions) in the latter part of 2008 in order to conserve cash. NFP will continue to reassess the market and economic environment. On November 5, 2008, NFP’s Board of Directors directed management to suspend repurchasing additional shares under the current share repurchase authorization and also suspended NFP's quarterly cash dividend.

The tightening of credit in the financial markets also adversely affects the ability of customers to obtain financing for the products and services the Company distributes, which could result in a decrease in revenue generated, reducing the Company’s liquidity.

Cash and cash equivalents at December 31, 2008 decreased $65.6 million from $114.2 million at December 31, 2007 to $48.6 million at December 31, 2008. Significant sources of cash flow in 2008 came from operating activities, totaling $56.5 million, net borrowings under NFP’s line of credit of $22.0 million and proceeds from the sale of businesses totaling $22.6 million. Significant uses of cash in 2008 were acquisitions and capital expenditures. In 2008 the Company acquired $15.5 million of base earnings resulting in cash payments of $76.4 million compared with $34.5 million of base earnings resulting in cash payments of $206.4 million in the prior year. Significant uses of cash in 2007 included $106.6 million for the repurchase of common stock, $27.5 million in dividends paid and $21.9 million as the net cost of the convertible note hedge and warrants issued in conjunction with the convertible senior notes. Cash and cash equivalents at December 31, 2007 increased by $16.0 million from the prior year end principally due to increased borrowings, including the issuance of $230 million of convertible senior notes in January 2007, to support increased base earnings acquired during the year and the repurchase of common stock from Apollo Investment Fund IV L.P. and Apollo Overseas Partners IV L.P. (collectively, “Apollo”). Cash and cash equivalents at December 31, 2006 had decreased $7.6 million from December 31, 2005 due to a decrease in cash flows provided by financing activities as fewer stock-based awards were exercised and dividends to shareholders increased.

During the twelve months ended December 31, 2008, cash provided by operating activities was $56.5 million compared with cash provided during the prior year of $108.4 million. During the year ended December 31, 2008, cash was provided primarily from net income adjusted for non-cash charges, which totaled

$110.2 million, plus the net effect of collecting receivables outstanding at the beginning the period and of new receivables established at the end of the period which totaled $14.0 million. Cash used during the year ended December 31, 2008 was largely the result of payments reducing balances due to principals and/or certain entities they own of $33.1 million, accrued liabilities of $17.7 million and accounts payable of $5.3 million. The large decrease in accrued liabilities was primarily the result of a decrease in the ongoing incentive plan accrual of $23.2 million. Included in and reducing cash provided by operating activities during the year ended December 31, 2008 was $14.4 million paid in connection with the acquisition of a group benefits intermediary and subsequent merger with an existing wholly-owned subsidiary of the Company which has been treated as a prepaid management fee. A portion of this payment has been amortized with the remaining balance included in other current assets and other non-current assets. During 2007, cash provided by operating activities was $108.4 million resulting primarily from net income and non-cash charges, an increase in accrued and other liabilities, offset by a decrease in accounts and income taxes payable, and an increase in commissions, fees and premiums receivable, net, and cash, cash equivalents and securities purchased under resale agreements in premium trust accounts. During 2006, cash provided by operating activities was $81.9 million resulting primarily from net income and non-cash charges and an increase in accounts payable. The increase was partially offset by an increase in commissions, fees and premiums receivable, net, and a decrease in amounts due to principals and/or certain entities they own due to lower firm earnings in the fourth quarter compared to the prior period.

During 2008, 2007 and 2006, cash used in investing activities was $87.0 million, $217.8 million and $120.3 million, respectively, in each case principally for the acquisition of firms and property and equipment. In 2008, capital expenditures included approximately $20.2 million due to construction and other costs related to the relocation of the corporate headquarters and the concurrent consolidation of space with seven firms. During 2008, 2007 and 2006, the Company used $76.4 million, $206.4 million and $112.1 million, respectively, in payments for acquired firms, net of cash acquired, and contingent consideration. In each period, payments for acquired firms represented the largest use of cash in investing activities.

During 2008, cash used in financing activities was $35.0 million, while cash provided by financing activities was $125.3 million and $30.9 million in 2007 and 2006, respectively. During the year ended December 31, 2008, net borrowings under NFP’s line of credit were $22.0 million. Cash dividends paid in the twelve months ended December 31, 2008 were $33.1 million. During the year ended December 31, 2008, pursuant to NFP’s share repurchase authorization, NFP repurchased 994,500 shares of its common stock for $24.6 million. During the fourth quarter, NFP paid down approximately $25.0 million, net of its credit line. As of December 31, 2008, NFP had $148.0 million outstanding under its credit facility. During 2007, NFP issued convertible senior notes resulting in proceeds to NFP, net of associated costs, of $222.4 million. NFP utilized $106.6 million to repurchase 2.3 million shares of its common stock from Apollo in a privately negotiated transaction. NFP also sold warrants for aggregate proceeds of $34.0 million and purchased a convertible note hedge for $55.9 million for a net cost to NFP of $21.9 million. NFP also received $9.2 million in cash proceeds payable to NFP from the exercise of principal and employee stock options. This $9.2 million included $4.7 million (including tax benefit) from the exercise of 349,455 shares in connection with a secondary public offering in January 2007. During 2006, cash provided by financing activities was primarily the result of net borrowings under NFP’s line of credit of $43.0 million and cash proceeds received from the exercise of stock options, including tax benefit of $10.4 million, offset by approximately $22.6 million in dividend payments.

Some of the Company’s firms maintain premium trust accounts, which represent payments collected from insureds on behalf of carriers. Funds held in these accounts are invested in cash, cash equivalents and securities purchased under resale agreements overnight. At December 31, 2008, the Company had cash, cash equivalents and securities purchased under resale agreements in premium trust accounts of $75.1 million, a decrease of $5.3 million from the balance of $80.4 million. At December 31, 2007, the Company had cash, cash equivalents and securities purchased under resale agreements in premium trust accounts of $80.4 million, an increase of $23.0 million from the balance of $57.4 million in the prior year. At December 31, 2006, the Company had cash, cash equivalents and securities purchased under resale agreements in premium trust accounts of $57.4. Changes in these accounts are the result of timing of payments collected from insureds on behalf of insurance carriers.

Management believes that the Company’s existing cash, cash equivalents, funds generated from its operating activities and funds available under the bank credit facility will provide sufficient sources of liquidity to satisfy its financial needs for the next twelve months despite disruptions in the capital markets. However, if circumstances change, the Company may need to raise debt or additional equity capital in the future.

Management will continue to closely monitor the Company's liquidity and the credit markets. However, management cannot predict with certainty the impact to the Company of any further disruption in the credit environment.

Borrowings

Credit Facility

NFP’s Credit Agreement among NFP, the financial institutions party thereto and Bank of America, N.A., as administrative agent (the “Administrative Agent”) is structured as a revolving credit facility and matures on August 22, 2011. The maximum amount of revolving borrowings available under the credit facility as of August 22, 2006 was $212.5 million. NFP has amended its credit facility, most recently in the fourth quarter of 2008, as discussed in more detail below.

NFP may elect to pay down its outstanding balance at any time before August 22, 2011. Subject to legal or regulatory requirements, the credit facility is secured by the assets of NFP and its wholly-owned subsidiaries. Up to $35 million of the credit facility is available for the issuance of letters of credit and the sublimit for swingline loans is the lesser of $10 million or the total revolving commitments outstanding. The credit facility contains various customary restrictive covenants, subject to certain exceptions, that prohibit the Company from, among other things: (i) incurring additional indebtedness or guarantees, (ii) creating liens or other encumbrances on property or granting negative pledges, (iii) entering into a merger or similar transaction, (iv) selling or transferring certain property, (v) making certain restricted payments and (vi) making advances or loans. In addition, the credit facility contains financial covenants requiring the Company to maintain certain ratios. The most restrictive negative covenant in the credit facility concerns the Consolidated Leverage Ratio, as defined in the Credit Agreement.

First Amendment

On January 16, 2007, NFP entered into an amendment (the “First Amendment”) to the Credit Agreement. The First Amendment, among other things, modified certain covenants to which NFP was subject under the Credit Agreement, and made other changes in contemplation of the issuance by NFP of the 0.75% convertible senior notes due February 1, 2012 (discussed separately below). Under the First Amendment, NFP was able incur up to $250 million in aggregate principal amount outstanding in unsecured indebtedness and unsecured subordinated indebtedness subject to certain conditions; previously, NFP could incur $75 million of unsecured subordinated debt. The First Amendment also provided that cumulative Restricted Payments (as defined in the First Amendment), which include but are not limited to dividends and share repurchases, may not exceed the sum of (i) 50% of consolidated net income for the then completed fiscal quarters of the Company commencing with the fiscal quarter ending March 31, 2006 and (ii) $150 million.

Increases in borrowing limits

On May 29, 2007, a new lender was added to the Credit Agreement pursuant to a Lender Joinder Agreement, which increased the $212.5 million credit facility to $225 million.

On April 7, 2008, NFP received an increase in the maximum amount of revolving borrowings available under the credit facility (the “Increase”). The Increase was in the amount of $25 million and raised the maximum amount of revolving borrowings available under the Credit Agreement from $225 million to $250 million. As consideration for the Increase, NFP agreed to pay to the Administrative Agent, for the ratable benefit of the increasing lenders, a fee equal to 0.25% of the increased amount of such increasing lenders’ commitment, or approximately $62,500.

Second Amendment

On December 9, 2008, NFP entered into the Second Amendment (the “Second Amendment”) to the Credit Agreement. Under the terms of the Second Amendment, the maximum Consolidated Leverage Ratio was amended to be 3.0 to 1.0 on the last day of the rolling four-quarter period ending December 31, 2008, 3.5 to 1.0 on the last day of the rolling four-quarter period ending March 31, 2009, 3.25 to 1.0 on the last day of the rolling four-quarter period ending June 30, 2009, 3.0 to 1.0 on the last day of the rolling four-quarter period ending September 30, 2009 and 2.5 to 1.0 on the last day of the rolling four-quarter period ending December 31, 2009 and each rolling four-quarter period thereafter. Prior to the Second Amendment, the maximum Consolidated Leverage Ratio was 2.5 to 1. The Second Amendment also provided for the reduction in maximum revolving borrowings to $225,000,000 on June 30, 2009 and $200,000,000 on December 31, 2009. All capitalized terms used in this “Second Amendment” section are as defined in the Credit Agreement.

The Second Amendment included a new Consolidated Fixed Charge Coverage Ratio, defined as the ratio of (i) EBITDA less Capital Expenditures made and taxes paid to (ii) Consolidated Fixed Charges. NFP will be obligated to maintain a minimum Consolidated Fixed Charge Coverage Ratio of 2.0 to 1.0 on a rolling four-quarter basis, to be first tested on the last day of the fiscal quarter during which Restricted Payments in respect of dividends and repurchases of stock are made. The Credit Agreement’s negative covenant regarding Restricted Payments was amended so that NFP will be permitted to make Restricted Payments in the form of dividend payments and repurchases of its own stock so long as (i) both before and after giving effect to such payment, no Default or Event of Default shall have occurred and be continuing on a pro forma basis, and (ii) after giving effect to such payment, (A) the Consolidated Leverage Ratio shall not be more than 2.5 to 1.0, on a pro forma basis, (B) the Consolidated Fixed Charge Coverage Ratio shall not be less than 2.0 to 1.0, on a pro forma basis and (C) Minimum Liquidity shall not be less than $50,000,000.

The definition of Consolidated Total Debt was amended to take into account the impact of SFAS 141. The definition of EBITDA was amended to take into account the impact of SFAS 141 and SFAS No. 157, “Fair Value Measurement.” The definition of Indebtedness was amended to include the Company’s earn-out obligations and contingent consideration obligations incurred in connection with acquisitions. However, as of the effective date of SFAS 141, January 1, 2009, for purposes of determining Consolidated Total Debt, the definition of Indebtedness will include earnout obligations and other contingent consideration obligations only to the extent required to be set forth pursuant to SFAS 141 on the Company’s consolidated financial statements.

Under the terms of the Second Amendment, the Applicable Margin for Eurodollar Loans, the Applicable Margin for ABR Loans and the Letter of Credit Fee Rate increased by between 1.75% and 2.25%. The Commitment Fee increased by between 0.25% and 0.35%. The definition of Applicable Rate was amended to reflect the percentages set forth below:

Pricing Level	Consolidated Leverage Ratio	Applicable Margin for Eurodollar Loans	Applicable Margin for ABR Loans	Commitment Fee Rate	Letter of Credit Fee Rate
1	Greater than or equal to 2.5 to 1.0	3.50%	2.50%	0.50%	3.50%

2	Less than 2.5 to 1.0 but greater than or equal to 2.0 to 1.0	3.25%	2.25%	0.50%	3.25%

3	Less than 2.0 to 1.0 but greater than or equal to 1.5 to 1.0	3.00%	2.00%	0.50%	3.00%

4	Less than 1.5 to 1.0	2.75%	1.75%	0.50%	2.75%

NFP’s access to funds under its credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments and the Company’s compliance with all covenants under the facility. Those banks may not be able to meet their funding commitments to NFP if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from other borrowers within a short period of time. Any disruption in the ability to borrow could require NFP to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for its business needs could be arranged.

As of December 31, 2008, the Company was in compliance with all of its debt covenants. However, if the Company’s earnings deteriorate, it is possible that NFP would fail to comply with the terms of its credit facility, such as the consolidated leverage ratio covenant, and therefore be in default under the credit facility. Upon the occurrence of such event of default, the majority of lenders under the credit facility could cause amounts currently outstanding to be declared immediately due and payable. Such an acceleration could trigger “cross acceleration provisions” under NFP’s indenture governing the notes; see “—Convertible Senior Notes” below.

As of December 31, 2008 the year-to-date weighted average interest rate for NFP’s credit facility was 4.55%. The combined weighted average of NFP’s credit facility in the prior year was 6.32%.

NFP had a balance of $148.0 million outstanding under its credit facility as of December 31, 2008 and a balance of $126.0 million outstanding under its credit facility as of December 31, 2007.

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

NFP received proceeds from the issuance of the notes, net of underwriting fees and the cost of the convertible note hedge and warrant transactions, of approximately $201.2 million of which $106.6 million was used to repurchase 2.3 million shares of NFP common stock from Apollo in a privately negotiated transaction and $94.6 million was used to pay down balances outstanding under NFP’s credit facility. Apollo received the same proceeds per share, net of underwriting discounts, for the shares it sold pursuant to the repurchase and in the January 2007 secondary public offering, on an aggregate basis, as the other selling stockholders received for the shares they sold in the offering.

Dividends

NFP paid a quarterly cash dividend of $0.21 per share of common stock on January 7, 2008, April 7, 2008, July 7, 2008 and October 7, 2008 and of $0.18 per share of common stock on January 6, 2007, April 9, 2007, July 6, 2007 and October 9, 2007. On November 5, 2008, NFP’s Board of Directors suspended NFP’s quarterly cash dividend. The declaration and payment of future dividends to holders of NFP’s common stock will be at the discretion of NFP’s Board of Directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements, and other factors as NFP’s Board of Directors deems relevant. Based on the most recent quarterly dividend declared of $0.21 per share of common stock and the number of shares held by stockholders of record on December 17, 2008, the total annual cash requirement for dividend payments would be approximately $33.3 million.

Notes receivable

The Company encourages succession planning in the management of its firms. See “Business—Operations—Succession Planning.” NFP has financed several purchases of interests in entities owned by principals or applicable management agreements to facilitate succession. This financing is secured by management fees and, in other cases, is secured by other assets.

NFP typically advances management fees monthly to principals and/or certain entities they own for up to nine months while monitoring the performance of the firms to determine if the actual earnings are on track to meet or exceed target earnings. If earnings are not equal to or greater than pro rata target earnings, NFP ceases to pay or reduces the management fee advance. If an over advance of a management fee exists, the principal and/or such entities are expected to repay the advance within thirty days of the end of the calendar year. If a principal and/or such entities cannot repay the over advance, NFP has allowed principals and/or such entities to repay the advance over time. In these cases, NFP generally requires the principals and/or such entities to provide it with an interest-bearing note in an amount equal to the over advance, generally secured by the principals’ and/or such entities’ shares of NFP’s common stock and in some cases, is secured by other assets.

The Company has from time to time disposed of firms. NFP has also agreed, in certain cases, to reduce the levels of base earnings and target earnings in exchange for a payment from the principals of a firm. In these situations, NFP typically takes back a note for a portion of the cost of the disposition or the restructuring to the principal.

As of the following dates, notes receivable were as follows:

	As of December 31,
	2008	2007
	(in thousands)
Notes from principals and/or certain entities they own	$28,732	$13,904
Other notes receivable	5,817	7,319

	34,549	21,223
Less: allowance for uncollectible notes	(4,370)	(2,977)

Total notes receivable, net	$30,179	$18,246

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

Leases

At December 31, 2008, future minimum rentals for operating leases (which may be subject to escalation clauses) primarily consisted of real estate leases that had initial or uncancelable lease terms in excess of one year and were payable as follows:

	Payments Due By Period
(in thousands)	2009	2010	2011	2012	2013	Thereafter through 2023	Total
Operating lease obligations	$32,437	$29,411	$25,139	$21,963	$19,749	$113,968	$242,667
Less sublease arrangements	(3,024)	(3,024)	(3,024)	(3,024)	(3,112)	(5,466)	(20,674)

Total minimum lease obligations	$29,413	$26,387	$22,115	$18,939	$16,637	$108,502	$221,993

In connection with an acquisition during 2005, the Company remains secondarily liable on three assigned leases. The maximum potential of undiscounted future payments is $0.7 million as of December 31, 2008. Lease option dates vary with some extending to 2011.

Letter of credit

NFP’s credit facility provides for the issuance of letters of credit of up to $35 million on NFP’s behalf, provided that, after giving effect to the letters of credit, NFP’s available borrowing amount is greater than zero. As of December 31, 2008, NFP was contingently obligated for letters of credit in the amount of $1.6 million.

As of December 31, 2007, NFP was contingently obligated for letters of credit under its credit facility in the amount of $1.7 million.

Contingent consideration and contingent firm employee payments

In order to better determine the economic value of the businesses the Company has acquired, the Company has incorporated contingent consideration, or earnout, provisions into the structure of its acquisitions since the beginning of 2001. These arrangements generally provide for the payment of additional consideration to the sellers upon the firm’s satisfaction of certain compounded growth rate thresholds over the three-year period generally following the closing of the acquisition. In a small number of cases, contingent consideration may also be payable after shorter periods. As of December 31, 2008, 38 acquisitions are within their initial three-year contingent consideration measurement period. For acquisitions effective prior to January 1, 2009, contingent consideration is considered to be additional purchase consideration and is accounted for as part of the purchase price of the Company’s acquired firms when the outcome of the contingency is determined beyond a reasonable doubt. In connection with the adoption of SFAS 141, as of January 1, 2009, contingent consideration arrangements for firms acquired effective January 1, 2009 and thereafter will be fair valued at the acquisition date and included on that basis in reported purchase price consideration. See “Accounting Pronouncements” for further detail.

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

The minimum contingent payments which could be payable as purchase consideration and employee compensation in each year is zero. The maximum contingent payment which could be payable as purchase consideration and employee compensation based on commitments outstanding as of December 31, 2008 consists of the following:

Schedule of maximum contingent payments

(in thousands)	2009	2010	2011	2012	2013
Purchase consideration	$90,696	$121,517	$78,636	$241	$400

Contingent consideration payable for acquisitions consummated in 2005 would generally be payable by the end of 2008. NFP currently anticipates using contingent consideration arrangements in future acquisitions, which would result in an increase in the maximum contingent consideration amount in 2009 and thereafter.

The maximum consideration is generally payable upon a firm achieving a compound annual growth rate of 35%, or higher, in earnings during the first three years following acquisition. The payments of purchase consideration are generally made in cash and NFP common stock (based on the average closing price of NFP common stock for the twenty trading days up to and including the end of the period), in proportions that vary among acquisitions. Contingent firm employee payments are generally payable in cash and recorded as an expense in the year earned.

Contractual Obligations

In January 2007, NFP issued $230 million (including over-allotment) aggregate principal amount of convertible senior notes. The convertible senior notes are senior unsecured obligations and rank equally with NFP’s existing or future senior debt and senior to any subordinated debt. See “—Liquidity and Capital Resources—Borrowings—Convertible Senior Notes” for more information. In September 2007, NFP entered into a lease for its new corporate headquarters. In August 2007, NFP also entered into a sublease agreement for its previous office space.

The table below shows NFP’s contractual obligations as of December 31, 2008:

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Convertible senior notes	$235,319	$1,725	$233,594	$—	$—
Operating lease obligations, net	221,993	29,413	67,441	45,869	79,270

Total contractual obligations	$457,312	$31,138	$301,035	$45,869	$79,270

Segment Information

In June 1997, the FASB issued SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This statement establishes standards for the way companies report information about operating segments in financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. In accordance with the provisions of SFAS No. 131, the Company has determined that it operates in a single segment within the financial services industry entirely within the United States of America, its territories and Canada.

Critical Accounting Policies

Business acquisitions, purchase price allocations and intangible assets

Since the Company’s formation and through December 31, 2008, it has completed 263 acquisition transactions, including 45 sub-acquisitions. All of these acquisitions have been accounted for using the purchase method, and their related net assets and results of operations were included in NFP’s consolidated financial statements commencing on their respective acquisition dates. Certain of the acquisitions have provisions for contingent additional consideration based upon the financial results achieved over a multi-year period. This additional consideration is reflected as an increase in goodwill when results are achieved and the outcome of the contingency is determinable beyond a reasonable doubt.

The Company allocates the excess of purchase price over net assets acquired to book of business, management contracts, institutional customer relationships, trade name and goodwill. The Company amortizes intangibles over a 10-year period for book of business, a 25-year period for management contracts and an 18-year period for institutional customer relationships.

Intangible assets are presented net of accumulated amortization and consist of the following:

	As of December 31,
	2008	2007
	(in thousands)
Book of business	$131,297	$134,356
Management contracts	308,189	317,433
Trade name	10,207	10,059
Institutional customer relationships	12,430	13,301
Goodwill	635,693	610,499

Total intangible assets and goodwill	$1,097,816	$1,085,648

Amortization expense and impairment loss consisted of the following:

	For the years ended December 31,
	2008	2007	2006
	(in thousands)
Book of business	$23,920	$19,159	$14,900
Management contracts	20,716	16,622	17,776
Trade name	134	145	96
Institutional customer relationships	872	872	872
Goodwill	34,809	5,382	5,085

Total amortization and impairment loss	$80,451	$42,180	$38,729

Impairment of goodwill and other intangible assets

The Company evaluates its amortizing (long-lived assets) and non-amortizing intangible assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), respectively.

In accordance with SFAS 144, long-lived assets, such as purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company generally performs its recoverability test on a quarterly basis for each of its acquired firms that have experienced a significant deterioration in its business indicated principally by an inability to produce base earnings for a period of time. Management believes this is an appropriate time period to evaluate firm performance. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted cash flows expected to be generated by the asset and by the eventual disposition of the asset. If the estimated undiscounted cash flows are less than the carrying amount of the underlying asset, an impairment may exist. The Company measures impairments on identifiable intangible assets subject to amortization by comparing a discounted cash flow to the carrying amount of the asset. In the event that the discounted cash flows are less than the carrying amount, an impairment charge will be recognized for the difference in the consolidated statements of income.

For the years ended December 31, 2008, 2007 and 2006, the Company recorded impairment losses of $6.3 million, $2.3 million, and $5.6 million, respectively, related to management contract and book of business, which is reflected in the consolidated statements of income.

In accordance with SFAS 142, goodwill and intangible assets not subject to amortization are tested at least annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the intangible asset might be impaired. The Company generally performs its impairment test on a quarterly basis. In connection with its quarterly evaluation, management proactively looks for indicators of impairment. Indicators at the Company level include but are not limited to: sustained operating losses or a trend of poor operating performance, loss of key personnel, a decrease in NFP’s market capitalization below its book value, and an expectation that a reporting unit will be sold or otherwise disposed of. Indicators of impairment at the reporting unit level may be due to the failure of the firms the Company acquires to perform as expected after the acquisition for various reasons, including legislative or regulatory changes that affect the products and services in which a firm specializes, the loss of key clients after acquisition, general economic factors that impact a firm in a direct way, and the death or disability of significant principals. If one or more indicators of impairment exist, NFP performs an evaluation to identify potential impairments. If an impairment is identified, NFP measures and records the amount of impairment loss.

A two-step impairment test is performed on goodwill. In the first step, NFP compared the fair value of each reporting unit to the carrying value of the net assets assigned to that reporting unit. NFP determined the fair value of its reporting units using a discounted cash flow approach. Under this approach, management used certain assumptions in its discounted cash flow analysis to determine the reporting unit’s fair value. These assumptions include but are not limited to: a risk adjusted rate that is estimated to be commensurate with the risk associated with the underlying cash flows, the useful life of the asset, cash flow trends from prior periods, current-period cash flows, and management’s expectation of future cash flow based on projections or forecasts derived from its understanding of the relevant business prospects, economic or market trends and regulatory or legislative changes which may occur.

The Company’s cash flow projections for each reporting unit were based on five-year financial forecasts. The five-year forecasts were based on quarterly financial forecasts developed internally by management for use in managing its business. The forecast generally translates into an assumption that the recessionary environment will continue through 2009, stabilize in 2010 and resume normalized long-term growth rates in 2011. The significant assumptions of these five-year forecasts included quarterly revenue growth rates for various product categories, quarterly commission expense as a percentage of revenue and quarterly operating expense growth rates. The future cash flows were tax affected and discounted to present value using a blended discount rate of 9.5%. Since NFP retains a cumulative preferred position in its reporting units’ base earnings, NFP assigned a rate of return to that portion of its gross margin that would be represented by yields seen of preferred equity securities, ranging from 8.0% to 8.5%. For retained cash flows retained by NFP in excess of target earnings, and below base earnings, NFP assigned a rate of return, ranging from 12.5% to 15.0%. Terminal values for all reporting units were calculated using a Gordon growth methodology using a blended discount rate of 11% with a long-term growth rate of 3%.

If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired and NFP is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying value of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

For the years ended December 31, 2008, 2007 and 2006, the Company recorded impairment losses of $35.0 million, $5.5 million, and $5.2 million, respectively, related to goodwill and trade name, which is reflected in the consolidated statements of income.

Subsequent to the end of the third quarter of 2008, NFP’s stock price declined below net book value per share. Due to the significant deterioration in NFP’s stock price, NFP was required to perform a Step 1 goodwill impairment test under SFAS 142 during the fourth quarter of 2008. NFP determined the fair value of its reporting units using a discounted cash flow approach. The assumptions that NFP used for the risk adjusted rate and cash flow forecast are discussed above. As of December 31, 2008, NFP determined that aggregate fair value of its reporting units was in excess of the aggregate carrying value of its reporting units. NFP then reconciled the sum of the estimated fair values of its reporting units to the NFP’s market value (based on its stock price at December 31, 2008), plus a reasonable control premium, which is estimated as that amount that would be received to sell the Company as a whole in an orderly transaction between market participants. NFP then considered the following qualitative items that cannot be accurately quantified and are based on the beliefs of management, but provide additional support for the explanation of the remaining difference between the estimated fair value of the Company’s reporting units and its market capitalization:

•	As of December 31, 2008, NFP’s market capitalization has been below its book value for a relatively short period of time.

•	NFP’s historical valuation multiples are significantly higher than the multiples as of December 31, 2008.

•	In its capacity as an intermediary of insurance products, NFP’s stock price has been influenced by the poor market performance of the insurance industry generally.

•	NFP was the subject of speculation among certain members of the analyst community regarding its liquidity position and potential bankruptcy.

NFP will continue to monitor both the expected future cash flows of its reporting units and long-term trends of its market capitalization for the purpose of assessing the carrying values of its goodwill and intangible assets. If the stock price remains below the net book value per share, or other negative business factors exist as outlined in SFAS 142, NFP may be required to perform another Step 1 analysis and potentially a Step 2 analysis, which could result in an impairment of up to the entire balance of the Company’s goodwill in the first quarter of 2009. If NFP performs a Step 2 goodwill impairment analysis as defined by SFAS 142, it will also be required to evaluate its intangible assets for impairment under SFAS 144.

In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, the Company applied a hypothetical 100 basis point, 200 basis point and 300 basis point increase in the risk adjusted rate for both, the blended discount rate and for the terminal value discount rate. This hypothetical increase would have resulted in an additional potential impairment charge of $12.3 million, $30.0 million and $52.7 million, respectively, for the fiscal year ended December 31, 2008. A decrease in the risk adjusted rate of 100 basis points would have resulted in a decrease in an impairment charge of $7.0 million.

As referenced above, the method to compute the amount of impairment incorporates quantitative data and qualitative criteria including new information that can dramatically change the decision about the valuation of an intangible asset in a very short period of time. The timing and amount of realized losses reported in earnings could vary if management’s conclusions were different. Any resulting impairment loss could have a material adverse effect on the Company’s reported financial position and results of operations for any particular quarterly or annual period.

Revenue recognition

Insurance and annuity commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. First-year commissions are calculated as a percentage of the first twelve months’ premium on the policy and earned in the year that the policy is originated. In many cases, the Company receives renewal commissions for a period following the first year, if the policy remains in force. Some of the Company’s firms also receive fees for the settlement of life insurance policies. These fees are generally based on a percentage of the settlement proceeds received by their clients, and recognized as revenue when the policy is transferred and the rescission period has ended. The Company also earns commissions on the sale of insurance policies written for benefit programs. The commissions are paid each year as long as the client continues to use the product and maintain its broker of record relationship with the Company. The Company also earns fees for the development and implementation of corporate and executive benefit programs as well as fees for the duration that these programs are administered. Asset-based fees are also earned for administrative services or consulting related to certain benefits plans. Insurance commissions are recognized as revenue when the following criteria are met: (1) the policy application and other carrier delivery requirements are substantially complete, (2) the premium is paid, and (3) the insured party is contractually committed to the purchase of the insurance policy. Carrier delivery requirements may include additional supporting documentation, signed amendments and premium payments. Subsequent to the initial issuance of the insurance policy, premiums are billed directly by carriers. Commissions earned on renewal premiums are generally recognized upon receipt from the carrier, since that is typically when the Company is first notified that such commissions have been earned. The Company carries an allowance for policy cancellations, which approximated $1.2 million, at December 31, 2008, 2007 and 2006, respectively, that is periodically evaluated and adjusted as necessary. Miscellaneous commission adjustments are generally recorded as they occur. Contingent commissions are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably estimated prior to receipt of the commission.

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

Stock incentive plans

NFP is authorized under its Amended and Restated 2000 and 2002 Stock Incentive Plans, and NFP’s Amended and Restated 2000 and 2002 Stock Incentive Plans for Principals and Managers, to grant stock options, stock appreciation rights, restricted stock units, and performance units to officers, employees, principals of its acquired firms and/or certain entities principals own, independent contractors, consultants, non-employee directors and certain advisory board members. NFP’s Amended and Restated 1998 Stock Incentive Plan expired in 2008 according to its terms, although awards previously issued under it remain valid. Awards granted under the 1998, 2000 and 2002 Stock Incentive Plans are generally subject to a vesting period from 0 to 10 years from the date of grant. Awards granted to Principals under the 1998 Plan as well as awards granted pursuant to the 2000 and 2002 Stock Incentive Plans for Principals and Managers generally vest immediately upon grant.

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

Effective January 1, 2007, NFP established a qualified Employee Stock Purchase Plan (“ESPP”). The ESPP is designed to encourage the purchase of common stock by NFP’s employees, further aligning interests of employees and stockholders and providing incentive for current employees. Up to 3,500,000 shares of common stock are currently available for sale under the ESPP which shares may be issued by NFP or purchased in the open market. The ESPP enables all regular and part-time employees who have worked for NFP for at least one year to purchase shares of NFP common stock through payroll deductions of any whole dollar amount of a participant’s eligible compensation per pay period, up to an annual maximum of $10,000. The employees’ purchase price is 85% of the lesser of the closing market price of the common stock on the first or the last day of the quarterly offering period. The Company recognizes compensation expense related to the compensatory nature of the discount given to employees who participate in the ESPP, which totaled $0.5 million and $1.3 million for the year ended December 31, 2008 and 2007, respectively.

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

On January 1, 2007, the Company adopted FIN 48, which clarified the accounting for uncertain tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company’s liability for unrecognized tax benefits increased by $3.3 million and $5.1 million during the years ended December 31, 2008 and December 31, 2007, respectively. Estimated interest and penalties related to the underpayment of income taxes and reported in income tax expense totaled $1.3 million in 2008 and $1.3 million in 2007.

As of December 31, 2008, the Company is subject to U.S. federal income tax examinations for the tax years 2005 through 2007, and to various state and local income tax examinations for the tax years 2001 through 2007.

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

•

Contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in reported purchase price consideration. The recognition of contingent consideration at a later date when the amount of that consideration is determinable beyond a reasonable doubt will no longer be applicable.

•	All transaction costs will be expensed as incurred.

SFAS 141R is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. Adoption is prospective and early adoption is prohibited. The Company will apply the provisions of SFAS 141R to business combinations occurring after December 31, 2008. Adoption of SFAS 141R will not affect the Company’s consolidated financial statements, but will have an effect on accounting for future business combinations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), which is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The effective date of SFAS 160 is the same as that of the related SFAS 141R discussed above. SFAS 160 requires that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interest of the noncontrolling owners separately within the consolidated statement of financial position within equity, but separate from the parent’s equity and separately on the face of the consolidated statement of income. Further, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary should be accounted for consistently and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary should be initially measured at fair value. The Company does not expect adoption of the statement to have a material effect on its consolidated financial statements.

Other Pronouncements

In 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also responds to investors’ requests for expanded information about the extent to which entities measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 applies whenever other standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for all interim periods within those fiscal years. The Company has adopted SFAS 157 effective January 1, 2008 for financial assets and liabilities and the impact was not deemed to be material to the Company’s consolidated financial statements. In accordance with FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” the Company delayed the application of SFAS 157 for non-financial assets, such as goodwill, and non-financial liabilities until January 1, 2009. The Company will adopt SFAS 157 for non-financial assets and liabilities effective January 1, 2009 which could have a material impact on the Company’s consolidated financial statements.

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

The Company has not entered into any derivative financial instrument transactions to manage or reduce market risk or for speculative purposes, other than a convertible note hedge and warrant transactions entered into concurrently with NFP’s convertible senior notes offering. Such transactions were entered into to lessen or eliminate the potential dilutive effect of the conversion feature of the convertible senior notes on NFP’s common stock. See also “Risk Factors—Because the Company’s firms’ clients can withdraw the assets its firms manage on short notice, poor performance of the investment products and services the Company’s firms recommend or sell may have a material adverse effect on the Company’s business.”

The Company is further exposed to credit risk for commissions received from clearing brokers and insurance companies. This credit risk is generally limited to the amount of commissions receivable. Given current market conditions, any potential defaults by, or even rumors about the stability of, financial institutions such as insurers could result in losses by these institutions. To the extent that questions about an insurance carrier's perceived stability and financial strength ratings contribute to such insurer’s failure in the market, the Company could be exposed to losses resulting from such insurer’s inability to pay commissions or fees owed.

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

Based on the weighted average borrowings under NFP’s current and previous credit facilities during the years ended December 31, 2008 and 2007, a 1% change in short-term interest rates would have affected the Company’s income before income taxes by approximately $1.8 million for 2008 and $0.9 million for 2007. Based on the weighted average amount of cash, cash equivalents and securities purchased under resale agreements in premium trust accounts, a 1% change in short-term interest rates would have affected the Company’s income before income taxes by approximately $1.6 million in 2008 and 2007.

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

Changes in Internal Control over Financial Reporting

On July 1, 2008, NFP acquired a Canadian-based employee benefits firm. The functional currency of the Company is the U.S. dollar. Excluding the translation of foreign currency into the U.S. dollar put in place as a direct result of this acquisition, there have been no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) for the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Changes to certain processes, information technology systems and other components of internal control over financial reporting resulting from the acquisition of the Canadian-based firm may occur and will be evaluated by management as such integration activities are implemented.

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

As of December 31, 2008, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2008, is effective.

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

Management has excluded from its assessment of internal control over financial reporting at December 31, 2008, 2 financial services firms acquired in purchase business combinations during 2008. These firms, each of which is wholly-owned and individually insignificant to the consolidated results of the Company, comprised, in aggregate, less than 1% and 1.7% of consolidated total revenue and consolidated total assets, respectively, for the year ended December 31, 2008.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, was audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on pages F-2 and F-3, which expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding the directors and executive officers of NFP and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the sections captioned “Information About the Company’s Directors and Executive Officers” and “Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Information regarding NFP’s Audit Committee is incorporated herein by reference from the section captioned “Corporate Governance” in the Proxy Statement.

NFP has adopted a Code of Ethics for the Company’s CEO and senior financial officers (the “Code of Ethics for CEO and Senior Financial Officers”). In addition, the Company has adopted a Code of Business Conduct and Ethics (the “Code of Business Conduct and Ethics”) that applies to all directors and employees of the Company, including NFP’s CEO and CFO. Copies of the Company’s Code of Business Conduct and Ethics and Code of Ethics for CEO and Senior Financial Officers are available on the Company’s Web site at http://www.nfp.com and may also be obtained upon request without charge by writing to the Corporate Secretary, National Financial Partners Corp., 340 Madison Avenue, 19th Floor, New York, New York 10173. The Company will post to its Web site any amendments to the Code of Ethics for CEO and Senior Financial Officers or the Code of Business Conduct and Ethics, and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE.

Copies of NFP’s Corporate Governance Guidelines and the charters of NFP’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are available on the Company’s Web site at http://www.nfp.com and may also be obtained upon request without charge by writing to the Corporate Secretary, National Financial Partners Corp., 340 Madison Avenue, 19th Floor, New York, New York 10173.

Item 11. Executive Compensation

For purposes of Item 402 of Regulation S-K, the “named executive officers” of NFP for the fiscal year ending December 31, 2008 are Jessica M. Bibliowicz, Chairman, President and Chief Executive Officer; Donna J. Blank, Executive Vice President and Chief Financial Officer; Mark C. Biderman, Former Executive Vice President and Chief Financial Officer; Douglas W. Hammond, Executive Vice President and Chief Operating Officer; Michael N. Goldman, Executive Vice President, Mergers and Acquisitions and James R. Gelder, Executive Vice President and Chief Executive Officer of NFPISI.

The information set forth under the captions “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Compensation Tables and Other Information” and “Director Compensation” in the Proxy Statement is incorporated herein by reference.

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

(3) List of Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

3.3	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

4.2	Form of Second Amended and Restated Stockholders Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

4.3	Form of Lock-up Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

4.4a	Indenture, dated as of January 16, 2007, between National Financial Partners Corp. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 22, 2007)

4.4b	First Supplemental Indenture, dated as of January 22, 2007, between National Financial Partners Corp. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 25, 2007)

4.5	Confirmation regarding convertible bond hedge transaction, dated January 17, 2007, between National Financial Partners Corp. and Goldman Sachs Financial Markets, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for period ended March 31, 2007 filed on May 4, 2007)

4.6a	Confirmation regarding issuer warrant transaction, dated January 17, 2007, between National Financial Partners Corp. and Goldman Sachs Financial Markets, L.P. (incorporated by reference to Exhibit 10.2a to the Company’s Quarterly Report on Form 10-Q for period ended March 31, 2007 filed on May 4, 2007)

Exhibit No.	Description
4.6b	Amendment to the Confirmation regarding issuer warrant transaction, dated January 18, 2007, between National Financial Partners Corp. and Goldman Sachs Financial Markets, L.P. (incorporated by reference to Exhibit 10.2b to the Company’s Quarterly Report on Form 10-Q for period ended March 31, 2007 filed on May 4, 2007)

10.1a	Credit Agreement, dated as of August 22, 2006, among National Financial Partners Corp., as Borrower; the several lenders from time to time parties thereto; and Bank of America, N.A., as Administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 22, 2006)

10.1b	Amendment to Credit Agreement, dated as of January 16, 2007, among National Financial Partners Corp.; the financial institutions party thereto and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 19, 2007)

10.1c	Second Amendment to Credit Agreement, dated as of December 9, 2008, among National Financial Partners Corp., the financial institutions party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 10, 2008)

10.2a	Employment Agreement, amended and restated as of February 15, 2005, between National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 18, 2005)

10.2b	Notice of Grant of Restricted Stock Units to Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 18, 2005)

10.2c	Restricted Stock Unit Agreement, dated as of February 16, 2005, between National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 18, 2005)

10.3	Letter Agreement, dated August 4, 2008, between National Financial Partners Corp. and Donna J. Blank (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008)

10.4	Lease, dated August 19, 1993, by and between Prentiss Properties Acquisition Partners and NFP Insurance Services, Inc., as amended (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

10.5	Amendment and Waiver, dated as of November 16, 2006, by National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 20, 2006)

10.5a	Lease, dated as of September 4, 2007, between Broadway 340 Madison Operator LLC and National Financial Partners Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2007)

10.5b	Sublease, dated as of September 4, 2007, between National Financial Partners Corp. and Keefe, Bruyette & Woods, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 5, 2007)

10.5c	First Amendment of Lease, between Broadway 340 Madison Operator LLC and National Financial Partners Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2007)

Exhibit No.	Description
10.6	Agreement of Lease, dated as of September 9, 2004, and letter agreement thereto, dated as of September 28, 2004, by and among The Equitable Life Assurance Society of the United States and Elas Securities Acquisition Corp., as Landlord, and the Company, as Tenant (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.7	Amended and Restated 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.8	Amended and Restated 2002 Stock Incentive Plan for Principals and Managers (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.9	Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.10	Amended and Restated 2000 Stock Incentive Plan for Principals and Managers (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.11	Amended and Restated 1998 Stock Incentive Plan for Principals and Managers (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.12a	Form of Notice of Grant of Restricted Stock Units under 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.16a to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.12b	Form of Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.16b to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.13	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on December 13, 2006)

10.14	National Financial Partners Corp. Deferred Compensation Plan for Employees of National Financial Partners, NFP Securities, Inc. and NFP Insurance Services, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 17, 2007)

10.15	National Financial Partners Corp. Change In Control Severance Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for period ended March 31, 2007 filed on May 4, 2007)

10.16	National Financial Partners Corp. Change In Control Severance Plan Participation Schedule of Douglas Hammond (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for period ended March 31, 2007 filed on May 4, 2007)

10.17	National Financial Partners Corp. Change In Control Severance Plan Participation Schedule of Mark Biderman (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for period ended March 31, 2007 filed on May 4, 2007)

10.18*	National Financial Partners Corp. Change in Control Severance Plan Participation Schedule of Michael Goldman

10.19*	National Financial Partners Corp. Change in Control Severance Plan Participation Schedule of James Gelder

10.20*	National Financial Partners Corp. Severance Policy

Exhibit No.	Description

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

21.1*	Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
23.1a*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL FINANCIAL PARTNERS CORP.

Date: February 13, 2009	By:	/s/ JESSICA M. BIBLIOWICZ
	Name:	Jessica M. Bibliowicz
	Title:	Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JESSICA M. BIBLIOWICZ Jessica M. Bibliowicz	Chairman, President and Chief Executive Officer (Principal executive officer)	February 13, 2009

/s/ DONNA J. BLANK Donna J. Blank	Executive Vice President and Chief Financial Officer (Principal financial officer)	February 13, 2009

/s/ BRETT R. SCHNEIDER Brett R. Schneider	Senior Vice President and Controller (Principal accounting officer)	February 13, 2009

/s/ STEPHANIE W. ABRAMSON Stephanie W. Abramson	Director	February 13, 2009

/s/ ARTHUR S. AINSBERG Arthur S. Ainsberg	Director	February 13, 2009

/s/ R. BRUCE CALLAHAN R. Bruce Callahan	Director	February 13, 2009

/s/ JOHN A. ELLIOTT John A. Elliott	Director	February 13, 2009

/s/ SHARI LOESSBERG Shari Loessberg	Director	February 13, 2009

/s/ KENNETH C. MLEKUSH Kenneth C. Mlekush	Director	February 13, 2009

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

3.3	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006)

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

4.2	Form of Second Amended and Restated Stockholders Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

4.3	Form of Lock-up Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

4.4a	Indenture, dated as of January 16, 2007, between National Financial Partners Corp. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 22, 2007)

4.4b	First Supplemental Indenture, dated as of January 22, 2007, between National Financial Partners Corp. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 25, 2007)

4.5	Confirmation regarding convertible bond hedge transaction, dated January 17, 2007, between National Financial Partners Corp. and Goldman Sachs Financial Markets, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for period ended March 31, 2007 filed on May 4, 2007)

4.6a	Confirmation regarding issuer warrant transaction, dated January 17, 2007, between National Financial Partners Corp. and Goldman Sachs Financial Markets, L.P. (incorporated by reference to Exhibit 10.2a to the Company’s Quarterly Report on Form 10-Q for period ended March 31, 2007 filed on May 4, 2007)

4.6b	Amendment to the Confirmation regarding issuer warrant transaction, dated January 18, 2007, between National Financial Partners Corp. and Goldman Sachs Financial Markets, L.P. (incorporated by reference to Exhibit 10.2b to the Company’s Quarterly Report on Form 10-Q for period ended March 31, 2007 filed on May 4, 2007)

10.1a	Credit Agreement, dated as of August 22, 2006, among National Financial Partners Corp., as Borrower; the several lenders from time to time parties thereto; and Bank of America, N.A., as Administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 22, 2006)

10.1b	Amendment to Credit Agreement, dated as of January 16, 2007, among National Financial Partners Corp.; the financial institutions party thereto and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 19, 2007)

Exhibit No.	Description
10.1c	Second Amendment to Credit Agreement, dated as of December 9, 2008, among National Financial Partners Corp., the financial institutions party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 10, 2008)

10.2a	Employment Agreement, amended and restated as of February 15, 2005, between National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 18, 2005)

10.2b	Notice of Grant of Restricted Stock Units to Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 18, 2005)

10.2c	Restricted Stock Unit Agreement, dated as of February 16, 2005, between National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 18, 2005)

10.3	Letter Agreement, dated August 4, 2008, between National Financial Partners Corp. and Donna J. Blank (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008)

10.4	Lease, dated August 19, 1993, by and between Prentiss Properties Acquisition Partners and NFP Insurance Services, Inc., as amended (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

10.5	Amendment and Waiver, dated as of November 16, 2006, by National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 20, 2006)

10.5a	Lease, dated as of September 4, 2007, between Broadway 340 Madison Operator LLC and National Financial Partners Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2007)

10.5b	Sublease, dated as of September 4, 2007, between National Financial Partners Corp. and Keefe, Bruyette & Woods, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 5, 2007)

10.5c	First Amendment of Lease, between Broadway 340 Madison Operator LLC and National Financial Partners Corp. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2007)

10.6	Agreement of Lease, dated as of September 9, 2004, and letter agreement thereto, dated as of September 28, 2004, by and among The Equitable Life Assurance Society of the United States and Elas Securities Acquisition Corp., as Landlord, and the Company, as Tenant (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.7	Amended and Restated 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.8	Amended and Restated 2002 Stock Incentive Plan for Principals and Managers (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.9	Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

Exhibit No.	Description
10.10	Amended and Restated 2000 Stock Incentive Plan for Principals and Managers (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.11	Amended and Restated 1998 Stock Incentive Plan for Principals and Managers (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.12a	Form of Notice of Grant of Restricted Stock Units under 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.16a to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.12b	Form of Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.16b to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.13	Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 filed on December 13, 2006)

10.14	National Financial Partners Corp. Deferred Compensation Plan for Employees of National Financial Partners, NFP Securities, Inc. and NFP Insurance Services, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 17, 2007)

10.15	National Financial Partners Corp. Change In Control Severance Plan (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for period ended March 31, 2007 filed on May 4, 2007)

10.16	National Financial Partners Corp. Change In Control Severance Plan Participation Schedule of Douglas Hammond (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for period ended March 31, 2007 filed on May 4, 2007)

10.17	National Financial Partners Corp. Change In Control Severance Plan Participation Schedule of Mark Biderman (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for period ended March 31, 2007 filed on May 4, 2007)

10.18*	National Financial Partners Corp. Change in Control Severance Plan Participation Schedule of Michael Goldman

10.19*	National Financial Partners Corp. Change in Control Severance Plan Participation Schedule of James Gelder

10.20*	National Financial Partners Corp. Severance Policy

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

21.1*	Subsidiaries of the Registrant

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

23.1a*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

INDEX TO FINANCIAL STATEMENTS

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of National Financial Partners Corp.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of National Financial Partners Corp. and its subsidiaries (the “Company”) at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded two financial services subsidiaries (the “firms”) from its assessment of internal control over financial reporting as of December 31, 2008 because the firms were acquired by the Company in purchase business combinations during 2008. We have also excluded the two firms from our audit of internal control over financial reporting. The firms are wholly-owned subsidiaries whose combined total assets and combined total revenues represent 1.7% and less than 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2008.

/s/    PricewaterhouseCoopers LLP

New York, New York

February 13, 2009

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2008 and 2007

(in thousands, except per share amounts)

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$48,621	$114,182
Cash, cash equivalents and securities purchased under resale agreements in premium trust accounts	75,109	80,403
Commissions, fees and premiums receivable, net	140,758	151,195
Due from principals and/or certain entities they own	16,329	14,366
Notes receivable, net	6,496	5,658
Deferred tax assets	9,435	17,413
Other current assets	19,284	17,034

Total current assets	316,032	400,251
Property and equipment, net	51,683	31,823
Deferred tax assets	24,858	20,561
Intangibles, net	462,123	475,149
Goodwill, net	635,693	610,499
Notes receivable, net	23,683	12,588
Other non-current assets	29,213	9,209

Total assets	$1,543,285	$1,560,080

LIABILITIES
Current liabilities:
Premiums payable to insurance carriers	$73,159	$78,450
Borrowings	148,000	126,000
Income taxes payable	—	2,480
Due to principals and/or certain entities they own	38,791	68,493
Accounts payable	28,513	33,404
Dividends payable	—	8,171
Accrued liabilities	54,380	84,360

Total current liabilities	342,843	401,358
Deferred tax liabilities	119,399	116,115
Convertible senior notes	230,000	230,000
Other non-current liabilities	62,874	49,440

Total liabilities	755,116	796,913

Commitments and contingencies (Note 4)
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value: Authorized 200,000 shares; none issued	—	—
Common stock, $0.10 par value: Authorized 180,000 shares; 43,875 and 42,472 issued and 39,753 and 38,935 outstanding, respectively	4,388	4,244
Additional paid-in capital	834,263	780,678
Retained earnings	109,024	119,197
Treasury stock, 4,122 and 3,500 shares, respectively, at cost	(159,456)	(140,952)
Accumulated other comprehensive income (loss)	(50)	—

Total stockholders’ equity	788,169	763,167

Total liabilities and stockholders’ equity	$1,543,285	$1,560,080

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(in thousands, except per share amounts)

	2008	2007	2006
Revenue:
Commissions and fees	$1,150,387	$1,194,294	$1,077,113
Cost of services:
Commissions and fees	362,868	386,460	348,062
Operating expenses(1)	408,968	371,610	311,872
Management fees(2)	170,683	211,825	217,934

Total cost of services (excludes items shown separately below)	942,519	969,895	877,868

Gross margin	207,868	224,399	199,245
Corporate and other expenses:
General and administrative	64,189	58,495	51,274
Amortization and depreciation	52,565	45,313	37,120
Impairment of goodwill and intangible assets	41,257	7,877	10,745
Management agreement buyout	—	13,046	—
(Gain) loss on sale of businesses	(7,663)	(1,864)	34

Total corporate and other expenses	150,348	122,867	99,173

Income from operations	57,520	101,532	100,072
Interest and other income	6,176	9,651	8,295
Interest and other expense	(11,867)	(10,529)	(7,006)

Net interest and other	(5,691)	(878)	1,289

Income before income taxes	51,829	100,654	101,361
Income tax expense	36,993	46,422	43,783

Net income	$14,836	$54,232	$57,578

Earnings per share:
Basic	$0.38	$1.42	$1.52

Diluted	$0.36	$1.35	$1.43

Weighted average shares outstanding:
Basic	39,543	38,119	37,850

Diluted	40,933	40,254	40,344

Dividends declared per share	$0.63	$0.75	$0.63

(1)	Excludes amortization and depreciation which are shown separately under Corporate and other expenses.
(2)	Excludes management agreement buyout which is shown separately under Corporate and other expenses.

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(in thousands)

	Common shares outstanding	Par value	Additional paid-in capital	Common stock subscribed	Stock subscription receivable	Retained earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total
Balance at 12/31/05	36,795	$3,822	$623,102	$—	$—	$67,808	$(35,047)	$—	$659,685
Common stock issued for acquisitions	981	98	47,461	—	—	—	—	—	47,559
Common stock issued for contingent consideration	219	20	10,552	—	—	—	332	—	10,904
Common stock issued for incentive payments	91	7	4,167	—	—	—	268	—	4,442
Other common stock issuances	—	—	1,532	—	—	—	—	—	1,532
Common stock repurchased	(53)	—	—	—	—	—	(2,493)	—	(2,493)
Stock-based awards exercised/lapsed, including tax benefit	716	72	12,372	—	—	—	—	—	12,444
Shares cancelled to pay withholding taxes	—	—	(2,007)	—	—	—	—	—	(2,007)
Amortization of unearned stock-based compensation, net of cancellations	—	—	9,333	—	—	(113)	—	—	9,220
Cash dividends declared on common stock ($0.63 per share)	—	—	—	—	—	(23,992)	—	—	(23,992)
Net income	—	—	—	—	—	57,578	—	—	57,578

Balance at 12/31/06	38,749	$4,019	$706,512	$—	$—	$101,281	$(36,940)	$—	$774,872
Common stock issued for acquisitions	862	86	39,249	—	—	—	—	—	39,335
Common stock issued for contingent consideration	390	20	14,906	—	—	—	3,106	—	18,032
Common stock issued for incentive payments	70	3	2,414	—	—	—	724	—	3,141
Other common stock issuances	106	10	7,090	—	—	—	22	—	7,122
Common stock repurchased	(2,304)	—	—	—	—	—	(108,421)	—	(108,421)
Purchase of call options	—	—	(55,890)	—	—	—	—	—	(55,890)
Sale of warrants	—	—	34,040	—	—	—	—	—	34,040
Tax benefit from purchase of call options	—	—	2,716	—	—	—	—	—	2,716
Stock issued through Employee Stock Purchase Plan	—	—	757	—	—	—	557	—	1,314
Stock-based awards exercised/lapsed, including tax benefit	1,062	106	19,171	—	—	—	—	—	19,277
Shares cancelled to pay withholding taxes	—	—	(3,425)	—	—	—	—	—	(3,425)
Amortization of unearned stock-based compensation, net of cancellations	—	—	13,138	—	—	(238)	—	—	12,900
Cash dividends declared on common stock ($0.75 per share)	—	—	—	—	—	(28,692)	—	—	(28,692)
Impact of adoption of new accounting standard—FIN 48	—	—	—	—	—	(7,386)	—	—	(7,386)
Net income	—	—	—	—	—	54,232	—	—	54,232

Balance at 12/31/07	38,935	$4,244	$780,678	$—	$—	$119,197	$(140,952)	$—	$763,167
Common stock issued for acquisitions	669	67	18,391	—	—	—	—	—	18,458
Common stock issued for contingent consideration	89	—	431	—	—	—	1,628	—	2,059
Common stock issued for incentive payments	290	5	4,258	—	—	—	4,116	—	8,379
Other common stock issuances	269	27	12,635	—	—	—	—	—	12,662
Common stock repurchased	(950)	—	—	—	—	—	(25,757)	—	(25,757)
Tax benefit from purchase of call options	—	—	4,345	—	—	—	—	—	4,345
Stock issued through Employee Stock Purchase Plan	—	—	173	—	—	—	1,509	—	1,682
Stock-based awards exercised/lapsed, including tax benefit	451	45	1,437	—	—	—	—	—	1,482
Shares cancelled to pay withholding taxes	—	—	(815)	—	—	—	—	—	(815)
Amortization of unearned stock-based compensation, net of cancellations	—	—	12,730	—	—	(107)		—	12,623
Cash dividends declared on common stock ($0.63 per share)	—	—	—	—	—	(24,902)	—	—	(24,902)
Components of comprehensive income (loss):
Translation adjustments, net of tax effect of ($27)	—	—	—	—	—	—	—	(50)	(50)
Net Income	—	—	—	—	—	14,836		—	14,836

Comprehensive Income	—	—	—	—	—	—		—	14,786

Balance at 12/31/08	39,753	$4,388	$834,263	$—	$—	$109,024	$(159,456)	$(50)	$788,169

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2008, 2007 and 2006

(in thousands)

	2008	2007	2006
Cash flow from operating activities:
Net income	$14,836	$54,232	$57,578
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(3,425)	(14,516)	(10,250)
Stock-based compensation	12,623	12,900	9,220
Amortization of intangibles	39,194	34,303	27,984
Depreciation	13,371	11,010	9,136
Impairment of goodwill and intangible assets	41,257	7,877	10,745
(Gain) loss on disposal of businesses	(7,663)	(1,864)	34
Other, net	(26)	3,663	—
(Increase) decrease in operating assets:
Cash, cash equivalents and securities purchased under resale agreements in premium trust accounts	11,570	(6,359)	(2,925)
Commissions, fees and premiums receivable, net	13,962	(13,451)	(14,674)
Due from principals and/or certain entities they own	(1,889)	(4,219)	(3,783)
Notes receivable, net—current	(926)	(1,023)	(2,719)
Other current assets	2,235	(746)	(1,809)
Notes receivable, net—non-current	(11,171)	(3,467)	914
Other non-current assets	(11,637)	1,778	(1,848)
Increase (decrease) in operating liabilities:
Premiums payable to insurance carriers	(11,477)	4,268	417
Income taxes payable	(2,480)	(7,007)	(545)
Due to principals and/or certain entities they own	(33,142)	2,978	(15,217)
Accounts payable	(5,309)	(7,053)	12,290
Accrued liabilities	(17,718)	22,982	2,866
Other non-current liabilities	14,266	12,120	4,509

Total adjustments	41,615	54,174	24,345

Net cash provided by operating activities	56,451	108,406	81,923

Cash flow from investing activities:
Proceeds from sales of businesses	22,615	1,920	2,429
Purchases of property and equipment, net	(33,241)	(13,308)	(10,622)
Payments for acquired firms, net of cash, and contingent consideration	(76,369)	(206,366)	(112,148)

Net cash used in investing activities	(86,995)	(217,754)	(120,341)

Cash flow from financing activities:
Proceeds from borrowings	199,000	204,000	206,000
Repayments of borrowings	(177,000)	(161,000)	(163,000)
Proceeds from convertible senior notes	—	230,000	—
Convertible senior notes issuance costs	—	(7,578)	—
Proceeds from warrants sold	—	34,040	—
Purchase of call options	—	(55,890)	—
Proceeds from stock-based awards exercised/lapsed, including tax benefit	1,482	19,277	12,444
Shares cancelled to pay withholding taxes	(815)	(3,425)	(2,007)
Payments for treasury stock repurchase	(24,612)	(106,605)	—
Dividends paid	(33,072)	(27,495)	(22,574)

Net cash (used in) provided by financing activities	(35,017)	125,324	30,863

Net increase (decrease) in cash and cash equivalents	(65,561)	15,976	(7,555)
Cash and cash equivalents, beginning of the year	114,182	98,206	105,761

Cash and cash equivalents, end of the year	$48,621	$114,182	$98,206

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$37,470	$48,571	$50,121

Cash paid for interest	$9,756	$6,657	$5,940

Non-cash transactions:
See Note 17

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1—Nature of Operations

National Financial Partners Corp. (“NFP”), a Delaware corporation, was formed on August 27, 1998, but did not commence operations until January 1, 1999. The principal business of NFP and its subsidiaries (the “Company”) is the acquisition and management of operating companies it acquires which form a national distribution network that offers financial services, including life insurance and wealth transfer, corporate and executive benefits and financial planning and investment advisory services to the high net worth and entrepreneurial corporate markets. As of December 31, 2008, the Company owned 181 firms.

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

Revenue recognition

Insurance and annuity commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. First-year commissions are calculated as a percentage of the first twelve months’ premium on the policy and earned in the year that the policy is originated. In many cases, the Company receives renewal commissions for a period following the first year, if the policy remains in force. Some of the Company’s firms also receive fees for the settlement of life insurance policies. These fees are generally based on a percentage of the settlement proceeds received by their clients, and recognized as revenue when the policy is transferred and the rescission period has ended. The Company also earns commissions on the sale of insurance policies written for benefit programs. The commissions are paid each year as long as the client continues to use the product and maintain its broker of record relationship with the Company. The Company also earns fees for the development and implementation of corporate and executive benefit programs as well as fees

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

for the duration that these programs are administered. Asset-based fees are also earned for administrative services or consulting related to certain benefits plans. Insurance commissions are recognized as revenue when the following criteria are met: (1) the policy application and other carrier delivery requirements are substantially complete, (2) the premium is paid, and (3) the insured party is contractually committed to the purchase of the insurance policy. Carrier delivery requirements may include additional supporting documentation, signed amendments and premium payments. Subsequent to the initial issuance of the insurance policy, premiums are billed directly by carriers. Commissions earned on renewal premiums are generally recognized upon receipt from the carrier, since that is typically when the Company is first notified that such commissions have been earned. The Company carries an allowance for policy cancellations, which approximated $1.2 million, $1.2 million and $1.2 million at December 31, 2008, 2007 and 2006, respectively, that is periodically evaluated and adjusted as necessary. Miscellaneous commission adjustments are generally recorded as they occur. Contingent commissions are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably estimated prior to receipt of the commission.

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The computations of basic and diluted earnings per share are as follows:

	For the years ended December 31,
(in thousands, except per share amounts)	2008	2007	2006
Basic:
Net income	$14,836	$54,232	$57,578

Average shares outstanding	39,542	38,119	37,848
Contingent consideration and incentive payments	1	—	2

Total	39,543	38,119	37,850

Basic earnings per share	$0.38	$1.42	$1.52

Diluted:
Net income	$14,836	$54,232	$57,578

Average shares outstanding	39,542	38,119	37,848
Stock held in escrow and stock subscriptions	—	37	64
Contingent consideration and incentive payments	176	172	233
Stock-based compensation	1,121	1,924	2,199
Other	94	2	—

Total	40,933	40,254	40,344

Diluted earnings per share	$0.36	$1.35	$1.43

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

Net capital

Certain subsidiaries of NFP are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1 of the Securities Exchange Act of 1934, as amended), which requires the maintenance of minimum net capital. As of December 31, 2008, these subsidiaries had aggregate net capital of $9.4 million, which was $6.5 million in excess of aggregate minimum net capital requirements of $3.0 million. These subsidiaries do not carry customer accounts and are not subject to the reserve requirements as stated in SEC Rule 15c3-3.1.

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

The additional cash payments or share issuances are contingent consideration accounted for under the Emerging Issues Task Force No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, and is considered to be additional purchase consideration and will be accounted for as part of the purchase price of the firms when the outcome of the contingency is determinable beyond a reasonable doubt. For acquisitions effective prior to January 1, 2009, contingent consideration is considered to be additional purchase consideration and is accounted for as part of the purchase price of the Company’s acquired firms when the outcome of the contingency is determined beyond a reasonable doubt. In connection with the adoption of SFAS 141, as of January 1, 2009, contingent consideration arrangements for firms acquired effective January 1, 2009 and thereafter will be fair valued at the acquisition date and included on that basis in reported purchase price consideration. See Recently issued accounting standards for further detail.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive income (loss) includes foreign currency translation. This information is provided in the Company’s statements of changes in stockholders’ equity and comprehensive income. Accumulated other comprehensive income (loss) on the consolidated balance sheets at December 31, 2008 represents accumulated foreign currency translation adjustments.

Impairment of goodwill and other intangible assets

The Company evaluates its amortizing (long-lived assets) and non-amortizing intangible assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) respectively.

In accordance with SFAS 144, long-lived assets, such as purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company generally performs its recoverability test on a quarterly basis for each of its acquired firms that have experienced a significant deterioration in its business indicated principally by an inability to produce base earnings for a period of time. Management believes this is an appropriate time period to evaluate firm performance. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted cash flows expected to be generated by the asset and by the eventual disposition of the asset. If the estimated undiscounted cash flows are less than the carrying amount of the underlying asset, an impairment may exist. The Company measures impairments on identifiable intangible assets subject to amortization by comparing a discounted cash flow to the carrying amount of the asset. In the event that the discounted cash flows are less than the carrying amount, an impairment charge will be recognized for the difference in the consolidated statements of income.

For the years ended December 31, 2008, 2007 and 2006, the Company recorded impairment losses of $6.3 million, $2.3 million, and $5.6 million, respectively, related to management contract and book of business, which is reflected in the consolidated statements of income.

In accordance with SFAS 142, goodwill and intangible assets not subject to amortization are tested at least annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the intangible asset might be impaired. The Company generally performs its impairment test on a quarterly basis.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

In connection with its quarterly evaluation, management proactively looks for indicators of impairment. Indicators at the Company level include but are not limited to: sustained operating losses or a trend of poor operating performance, loss of key personnel, a decrease in NFP’s market capitalization below its book value, and an expectation that a reporting unit will be sold or otherwise disposed of. Indicators of impairment at the reporting unit level may be due to the failure of the firms the Company acquires to perform as expected after the acquisition for various reasons, including legislative or regulatory changes that affect the products and services in which a firm specializes, the loss of key clients after acquisition, general economic factors that impact a firm in a direct way, and the death or disability of significant principals. If one or more indicators of impairment exist, NFP performs an evaluation to identify potential impairments. If an impairment is identified, NFP measures and records the amount of impairment loss.

A two-step impairment test is performed on goodwill. In the first step, NFP compared the fair value of each reporting unit to the carrying value of the net assets assigned to that reporting unit. NFP determined the fair value of its reporting units using a discounted cash flow approach. Under this approach, management used certain assumptions in its discounted cash flow analysis to determine the reporting unit’s fair value. These assumptions include but are not limited to: a risk adjusted rate that is estimated to be commensurate with the risk associated with the underlying cash flows, the useful life of the asset, cash flow trends from prior periods, current-period cash flows, and management’s expectation of future cash flow based on projections or forecasts derived from its understanding of the relevant business prospects, economic or market trends and regulatory or legislative changes which may occur.

If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired and NFP is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying value of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

For the years ended December 31, 2008, 2007 and 2006, the Company recorded impairment losses of $35.0 million, $5.5 million, and $5.2 million, respectively, related to goodwill and trade name, which is reflected in the consolidated statements of income. See “Note 16—Goodwill and other intangible assets—Impairment of goodwill intangible assets.”

Income taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred tax assets and liabilities are measured utilizing statutory enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts expected to be realized.

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

•

Contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in reported purchase price consideration. The recognition of contingent consideration at a later date when the amount of that consideration is determinable beyond a reasonable doubt will no longer be applicable.

•	All transaction costs will be expensed as incurred.

SFAS 141R is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. Adoption is prospective and early adoption is prohibited. The Company will apply the provisions of SFAS 141R to business combinations occurring after December 31, 2008. Adoption of SFAS 141R will not affect the Company’s consolidated financial statements, but will have an effect on accounting for future business combinations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), which is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The effective date of SFAS 160 is the same as that of the related SFAS 141R discussed above. SFAS 160 requires that entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interest of the noncontrolling owners separately within the consolidated statement of financial position within equity, but separate from the parent’s equity and separately on the face of the consolidated statement of income. Further, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary should be accounted for consistently and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary should be initially measured at fair value. The Company does not expect adoption of the statement to have a material effect on its consolidated financial statements.

Other Pronouncements

In 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“SFAS 157”), which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also responds to investors’ requests for expanded information about the extent to which entities measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

applies whenever other standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and for all interim periods within those fiscal years. The Company has adopted SFAS 157 effective January 1, 2008 for financial assets and liabilities and the impact was not deemed to be material to the Company’s consolidated financial statements. In accordance with FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” the Company delayed the application of SFAS 157 for non-financial assets, such as goodwill, and non-financial liabilities until January 1, 2009. The Company will adopt SFAS 157 for non-financial assets and liabilities effective January 1, 2009 which could have a material impact on the Company’s consolidated financial statements.

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

Note 3—Property and Equipment

The following is a summary of property and equipment:

	For the years ended December 31,
(in thousands)	2008	2007
Furniture and fixtures	$14,455	$11,956
Computers and software	50,534	42,911
Office equipment	4,997	4,802
Leasehold improvements	34,452	14,596
Other	303	298

	104,741	74,563
Less: Accumulated depreciation and amortization	(53,058)	(42,740)

	$51,683	$31,823

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $13.4 million, $11.0 million and $9.1 million, respectively. Depreciation expense for acquired firms totaled $8.0 million, $6.9 million

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

and $5.5 million for the years ended December 31, 2008, 2007 and 2006, respectively. These amounts have been included in a separate line item within Corporate and other expenses and have been excluded from cost of services.

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

Credit risk

NFP Securities, Inc., NFP’s broker-dealer subsidiary (“NFPSI”), clears all of its securities transactions through clearing brokers on a fully disclosed basis. Pursuant to the terms of the agreements between NFPSI and the clearing brokers, the clearing brokers have the right to charge NFPSI for losses that result from a counterparty’s failure to fulfill its contractual obligations. This right applies to all trades executed through its clearing brokers, and therefore NFPSI believes there is no maximum amount assignable to this right. At December 31, 2008 and 2007, NFPSI had not been charged for any losses related to the counterparty’s failure to fulfill contractual rights.

In addition, NFPSI has the right to pursue collection or performance from the counterparties who do not perform under their contractual obligations. NFPSI monitors the credit standing of the clearing brokers and all counterparties with which it conducts business.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

The Company maintains its cash in bank depository accounts, which, at times, may exceed federally insured limits. The Company selects depository institutions based, in part, upon management’s review of the financial stability of the institutions. At December 31, 2008 and 2007, a significant portion of cash and cash equivalents were held at a single institution.

The Company has evaluated its exposure to the credit market risks and has concluded that the recent credit market events have not had a significant impact on the Company’s treasury activities and financial statements.

Contingent consideration arrangements

As discussed in Note 2, contingent consideration is recorded when the outcome of the contingency is determinable beyond a reasonable doubt. Contingent consideration paid to the former owners of the firms is considered to be additional purchase consideration. The maximum contingent consideration which could be payable as purchase consideration based on commitments outstanding as of December 31, 2008 consists of the following:

(in thousands)	2009	2010	2011	2012	2013
Purchase consideration	$90,696	$121,517	$78,636	$241	$400

Ongoing incentive program

Effective January 1, 2002, NFP established an ongoing incentive plan for principals having completed their contingent consideration period. The ongoing incentive plan pays out an increasing proportion of incremental earnings based on growth in earnings above an incentive target. The plan has a three-year measuring period and rewards growth above the prior period’s average earnings or prior incentive target, whichever is higher. However, once a firm reaches cumulative applicable earnings in a three-year period equal to or in excess of the cumulative amount of its original target compounded at 35% over three years, the new incentive target is fixed. If the principal does not receive a contingent consideration or incentive payment in a prior period, the incentive target remains unchanged. As illustrated by the chart set forth below, the bonus is structured to pay the principal 5% to 40% of NFP’s share of incremental earnings from growth.

Three-year Average Growth Rate	% of NFP’s Share of Growth in Earnings Paid to Principal(s)
Less than 10%	0.0%
10%–14.99%	5.0%
15%–19.99%	20.0%
20%–24.99%	25.0%
25%–29.99%	30.0%
30%–34.99%	35.0%
35%+	40.0%

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

In addition to the incentive award, NFP pays an additional cash incentive equal to 50% of the incentive award elected to be received in NFP stock. This election is made subsequent to the completion of the incentive period. For firms that began their incentive period prior to January 1, 2005, the principals could elect from 0% to 100% to be paid in NFP common stock. For firms beginning their incentive periods on or after January 1, 2005, (with the exception of Highland firms which completed this incentive period in 2008) the principal is required to take a minimum of 30% (maximum of 50%) of the incentive award in NFP common stock. The number of shares of NFP’s common stock that a principal will receive is determined by dividing the dollar amount of the incentive to be paid in NFP stock by the average of the closing price of NFP stock on the twenty trading days up to and including the last day of the incentive period. This election is made subsequent to the completion of the incentive period. For firms which began their incentive period prior to January 1, 2005, no accrual is made for these additional cash incentives until the related election is made. The Company accrues on a current basis for these firms the additional cash incentive (50% of the stock portion of the award) based upon the principal’s election or the minimum percentage required to be received in company stock. For the year ended December 31, 2008, the maximum additional payment for this cash incentive that could be payable for all firms is approximately $0.9 million. Effective December 31, 2008, NFP has elected to pay all incentive awards under this plan in cash.

For the years ended December 31, 2008, 2007 and 2006, the Company recorded ongoing incentive expense of $6.1 million, $16.9 million and $17.0 million, respectively, which is included in management fee expense in the consolidated statements of income.

Leases

The Company rents office space under operating leases with various expiration dates. Future minimum lease commitments under these operating leases as of December 31, 2008 are as follows:

	Payments Due By Period
(in thousands)	2009	2010	2011	2012	2013	Thereafter through 2023	Total
Operating lease obligations	$32,437	$29,411	$25,139	$21,963	$19,749	$113,968	$242,667
Less sublease arrangements	(3,024)	(3,024)	(3,024)	(3,024)	(3,112)	(5,466)	(20,674)

Total minimum lease obligations	$29,413	$26,387	$22,115	$18,939	$16,637	$108,502	$221,993

Rent expense for the years ended December 31, 2008, 2007 and 2006, approximated $36.5 million, $27.0 million and $21.4, respectively. In connection with an acquisition during 2005, the Company remains secondarily liable on three assigned leases. The maximum potential of undiscounted future payments is $0.7 million as of December 31, 2008. Lease option dates under which the Company remains liable vary with some extending to 2011.

Letter of credit

NFP’s credit facility, provides for the issuance of letters of credit of up to $35 million on NFP’s behalf, provided that, after giving effect to the letters of credit, NFP’s available borrowing amount is greater than zero. The Company was contingently obligated for letters of credit in the amount of $1.6 million as of December 31, 2008, and $1.7 million as of December 31, 2007.

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

Total cash obligations under the notes consist of the following:

	For the years ended December 31,
(in thousands)	2009	2010	2011	2012	Total
Convertible senior notes	$1,725	$1,725	$1,725	$230,144	$235,319

Note 5—Cost of Services: Operating Expenses

Cost of services: operating expenses consist of the following:

	For the years ended December 31,
(in thousands)	2008	2007	2006
Compensation and related	$258,636	$228,200	$186,171
General and administrative	150,332	143,410	125,701

Total	$408,968	$371,610	$311,872

Included in other general and administrative expenses are occupancy costs, professional fees, as well as expenses related to information technology, insurance and client services. Depreciation is excluded from cost of services-operating expenses and included as a separate line item within corporate and other expenses.

Note 6—Corporate General and Administrative Expenses

Corporate general and administrative expenses consist of the following:

	For the years ended December 31,
(in thousands)	2008	2007	2006
Compensation and benefits	$33,117	$33,517	$29,992
Other	31,072	24,978	21,282

Total	$64,189	$58,495	$51,274

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 7—Notes Receivable, net

Notes receivable consists of the following:

	For the years ended December 31,
(in thousands)	2008	2007
Notes receivable from Principals and/or certain entities they own	$28,732	$13,904
Other notes receivable	5,817	7,319

	34,549	21,223

Less: allowance for uncollectible notes	(4,370)	(2,977)

Total notes receivable, net	$30,179	$18,246

Notes receivable bear interest at rates typically between 5% and 10% (with a weighted average of 5.9%) (December 31, 2008), and 5% and 10% (with a weighted average of 6.1%) (December 31, 2007), and mature at various dates between February 1, 2008 and June 1, 2023 (December 31, 2008) and January 1, 2007 and June 1, 2016 (December 31, 2007). Notes receivable from Principals and/or certain entities they own are taken on a full recourse basis to the Principal and/or such entity.

Note 8—Accrued liabilities

Accrued liabilities consists of the following:

	For the years ended December 31,
(in thousands)	2008	2007
Contingent consideration payable	$4,407	$3,550
Ongoing incentive programs	7,290	31,493
Incentive compensation payable	14,719	19,170
Other	27,964	30,147

Total accrued liabilities	$54,380	$84,360

Note 9—Borrowings

Credit Facility

NFP’s Credit Agreement among NFP, the financial institutions party thereto and Bank of America, N.A., as administrative agent (the “Administrative Agent”) is structured as a revolving credit facility and matures on August 22, 2011. The maximum amount of revolving borrowings available under the credit facility as of August 22, 2006 was $212.5 million. NFP has amended its credit facility, most recently in the fourth quarter of 2008, as discussed in more detail below.

NFP may elect to pay down its outstanding balance at any time before August 22, 2011. Subject to legal or regulatory requirements, the credit facility is secured by the assets of NFP and its wholly-owned subsidiaries. Up to $35 million of the credit facility is available for the issuance of letters of credit and the sublimit for swingline loans is the lesser of $10 million or the total revolving commitments outstanding. The credit facility contains various customary restrictive covenants, subject to certain exceptions, that prohibit the Company from, among other things: (i) incurring additional indebtedness or guarantees, (ii) creating liens or other encumbrances on

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

property or granting negative pledges, (iii) entering into a merger or similar transaction, (iv) selling or transferring certain property, (v) making certain restricted payments and (vi) making advances or loans. In addition, the credit facility contains financial covenants requiring the Company to maintain certain ratios. The most restrictive negative covenant in the credit facility concerns the Consolidated Leverage Ratio, as defined in the Credit Agreement.

First Amendment

On January 16, 2007, NFP entered into an amendment (the “First Amendment”) to the Credit Agreement. The First Amendment, among other things, modified certain covenants to which NFP was subject under the Credit Agreement, and made other changes in contemplation of the issuance by NFP of the 0.75% convertible senior notes due February 1, 2012 (discussed separately below). Under the First Amendment, NFP was able incur up to $250 million in aggregate principal amount outstanding in unsecured indebtedness and unsecured subordinated indebtedness subject to certain conditions; previously, NFP could incur $75 million of unsecured subordinated debt. The First Amendment also provided that cumulative Restricted Payments (as defined in the First Amendment), which include but are not limited to dividends and share repurchases, may not exceed the sum of (i) 50% of consolidated net income for the then completed fiscal quarters of the Company commencing with the fiscal quarter ending March 31, 2006 and (ii) $150 million.

Increases in borrowing limits

On May 29, 2007, a new lender was added to the Credit Agreement pursuant to a Lender Joinder Agreement, which increased the $212.5 million credit facility to $225 million.

On April 7, 2008, NFP received an increase in the maximum amount of revolving borrowings available under the credit facility (the “Increase”). The Increase was in the amount of $25 million and raised the maximum amount of revolving borrowings available under the Credit Agreement from $225 million to $250 million. As consideration for the Increase, NFP agreed to pay to the Administrative Agent, for the ratable benefit of the increasing lenders, a fee equal to 0.25% of the increased amount of such increasing lenders’ commitment, or approximately $62,500.

Second Amendment

On December 9, 2008, NFP entered into the Second Amendment (the “Second Amendment”) to the Credit Agreement. Under the terms of the Second Amendment, the maximum Consolidated Leverage Ratio was amended to be 3.0 to 1.0 on the last day of the rolling four-quarter period ending December 31, 2008, 3.5 to 1.0 on the last day of the rolling four-quarter period ending March 31, 2009, 3.25 to 1.0 on the last day of the rolling four-quarter period ending June 30, 2009, 3.0 to 1.0 on the last day of the rolling four-quarter period ending September 30, 2009 and 2.5 to 1.0 on the last day of the rolling four-quarter period ending December 31, 2009 and each rolling four-quarter period thereafter. Prior to the Second Amendment, the maximum Consolidated Leverage Ratio was 2.5 to 1. The Second Amendment also provided for the reduction in maximum revolving borrowings to $225,000,000 on June 30, 2009 and $200,000,000 on December 31, 2009. All capitalized terms used in this “Second Amendment” section are as defined in the Credit Agreement.

The Second Amendment included a new Consolidated Fixed Charge Coverage Ratio, defined as the ratio of (i) EBITDA less Capital Expenditures made and taxes paid to (ii) Consolidated Fixed Charges. NFP will be obligated to maintain a minimum Consolidated Fixed Charge Coverage Ratio of 2.0 to 1.0 on a rolling four-quarter basis, to be first tested on the last day of the fiscal quarter during which Restricted Payments in respect of dividends and repurchases of stock are made. The Credit Agreement’s negative covenant regarding Restricted Payments was amended so that NFP will be permitted to make Restricted Payments in the form of dividend payments and repurchases of its own stock so long as (i) both before and after giving effect to such payment, no

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Default or Event of Default shall have occurred and be continuing on a pro forma basis, and (ii) after giving effect to such payment, (A) the Consolidated Leverage Ratio shall not be more than 2.5 to 1.0, on a pro forma basis, (B) the Consolidated Fixed Charge Coverage Ratio shall not be less than 2.0 to 1.0, on a pro forma basis and (C) Minimum Liquidity shall not be less than $50,000,000.

The definition of Consolidated Total Debt was amended to take into account the impact of SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141”). The definition of EBITDA was amended to take into account the impact of SFAS 141 and SFAS No. 157, “Fair Value Measurement.” The definition of Indebtedness was amended to include the Company’s earn-out obligations and contingent consideration obligations incurred in connection with acquisitions. However, as of the effective date of SFAS 141, January 1, 2009, for purposes of determining Consolidated Total Debt, the definition of Indebtedness will include earnout obligations and other contingent consideration obligations only to the extent required to be set forth pursuant to SFAS 141R on the Company’s consolidated financial statements.

Under the terms of the Second Amendment, the Applicable Margin for Eurodollar Loans, the Applicable Margin for ABR Loans and the Letter of Credit Fee Rate increased by between 1.75% and 2.25%. The Commitment Fee increased by between 0.25% and 0.35%. The definition of Applicable Rate was amended to reflect the percentages set forth below:

Pricing Level	Consolidated Leverage Ratio	Applicable Margin for Eurodollar Loans	Applicable Margin for ABR Loans	Commitment Fee Rate	Letter of Credit Fee Rate
1	Greater than or equal to 2.5 to 1.0	3.50%	2.50%	0.50%	3.50%

2	Less than 2.5 to 1.0 but greater than or equal to 2.0 to 1.0	3.25%	2.25%	0.50%	3.25%

3	Less than 2.0 to 1.0 but greater than or equal to 1.5 to 1.0	3.00%	2.00%	0.50%	3.00%

4	Less than 1.5 to 1.0	2.75%	1.75%	0.50%	2.75%

As of December 31, 2008, the Company was in compliance with all of its debt covenants. However, if the Company’s earnings deteriorate, it is possible that NFP would fail to comply with the terms of its credit facility, such as the consolidated leverage ratio covenant, and therefore be in default under the credit facility. Upon the occurrence of such event of default, the majority of lenders under the credit facility could cause amounts currently outstanding to be declared immediately due and payable. Such an acceleration could trigger “cross acceleration provisions” under NFP’s indenture governing the notes; see “—Convertible Senior Notes” below.

As of December 31, 2008, the year-to-date weighted average interest rate for NFP’s credit facility was 4.55%. The combined weighted average of NFP’s credit facility in the prior year was 6.32%.

NFP had a balance of $148.0 million outstanding under its credit facility as of December 31, 2008 and a balance of $126 million outstanding under its credit facility as of December 31, 2007.

Convertible Senior Notes

In January 2007, NFP issued $230 million (including over-allotment) aggregate principal amount of 0.75% convertible senior notes due February 1, 2012 (the “notes”). The notes are senior unsecured obligations and rank equally with NFP’s existing or future senior debt and senior to any subordinated debt. The notes will be

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

On June 9, 2006, NFP filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission. The shelf registration statement allows NFP to borrow using various types of debt instruments, such as fixed or floating rate notes, convertible or other indexed notes, as well as to issue preferred and/or common stock. In addition, NFP’s restricted stockholders are permitted to use the shelf to sell shares into the secondary market. In 2007, NFP issued $230 million of convertible senior notes and certain of NFP’s stockholders offered 1,850,105 shares of NFP common stock through a secondary offering under this shelf. In 2008, there were no issuances under the shelf registration statement.

Note 10—Retirement and Pension Plans

Effective January 1, 2001, NFP established the National Financial Partners Corp. 401(k) Plan (the “Plan”) under Section 401(k) of the Internal Revenue Code. NFP matches employee contributions at a rate of 50%, up to six percent of eligible compensation. Amounts charged to expense relating to the Plan were $4.5 million, $4.0 million and $3.8 million, for the years ended December 31, 2008, 2007 and 2006, respectively.

Note 11—Stockholders’ equity

On February 5, 2008, NFP’s Board of Directors authorized the repurchase of up to $45.0 million of NFP common stock in the open market, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors, including capital availability, acquisition pipeline, share price and market conditions. As of December 31, 2008, NFP repurchased 994,500 shares at an average cost of $24.75 per share.

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

NFP also reacquired 49,658 shares relating to the satisfaction of promissory notes, shares from amounts due from principals and/or certain entities they own and from the sale of certain assets of three subsidiaries.

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

Note 12—Stock Incentive plans

2002 Stock Incentive Plan and 2002 Stock Incentive Plan for Principals and Managers

NFP has adopted the 2002 Stock Incentive Plan and the 2002 Stock Incentive Plan for Principals and Managers, effective May 15, 2002. Each of these plans was adopted to give NFP a competitive advantage in attracting, retaining and motivating the participants, and to provide incentives linked to the financial results of the businesses of the Company. A maximum of 2,500,000 shares of NFP’s common stock are reserved for issuance under the 2002 Stock Incentive Plan and a maximum of 3,000,000 shares of NFP’s common stock are reserved for issuance under the 2002 Stock Incentive Plan for Principals and Managers, in each case subject to adjustments for stock splits and similar events. Any shares of common stock covered by an award (or portion of an award) that are forfeited or canceled, expires or are settled in cash, will be available for future awards under each of these plans. Under each of these plans, shares that have been issued pursuant to an award will not be available for future awards under the plan unless those shares were subsequently repurchased by NFP at their original purchase price, in which case the shares will be available for future awards under the plan.

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

Stock options granted under these plans may be granted with or without stock appreciation rights and generally will have a term of 10 years. Generally, stock options granted under the 2002 Stock Incentive Plan will be subject to a vesting period from three to five years and stock options granted under the 2002 Stock Incentive Plan for Principals and Managers will be exercisable immediately upon grant. As of December 31, 2008, 1,975,196 shares remain authorized and unissued.

2000 Stock Incentive Plan and 2000 Stock Incentive Plan for Principals and Managers

NFP adopted the 2000 Stock Incentive Plan and the 2000 Stock Incentive Plan for Principals and Managers, effective May 15, 2000. A maximum of 1,600,000 shares of NFP’s common stock is reserved for issuance under each plan, subject to adjustments for stock splits and similar events. All other terms and conditions are substantially similar to those of the 2002 Stock Incentive Plan and 2002 Stock Incentive Plan for Principals and Managers described above. As of December 31, 2008, 181,420 shares remain authorized and unissued.

1998 Stock Incentive Plan

NFP adopted the 1998 Stock Incentive Plan, effective October 26, 1998. A maximum of 1,600,000 shares of NFP’s common stock is reserved for issuance under the plan, subject to adjustments for stock splits and similar

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

events. All other terms and conditions are substantially similar to those of the 2002 Stock Incentive Plan described above. As of December 31, 2008, 18,859 shares remain authorized and unissued. NFP’s 1998 Stock Incentive Plan expired in 2008 according to its terms, although awards previously issued under it remain valid.

Shares available for future grants under all existing stock incentive plans totaled 2,175,475 as of December 31, 2008.

Restricted Stock Awards

NFP has granted awards in the form of restricted common stock or in the right to receive unrestricted shares of common stock in the future (“restricted stock units”). Restricted stock units are generally subject to a vesting period from 0 to 10 years from the date of grant.

The following table sets forth activity relating to NFP’s restricted stock units for the years ended December 31,

(in thousands)	No. of Units	Weighted Average Grant Date Fair Value
Restricted stock units at December 31, 2005	425	$41.53
Granted	344	49.71
Conversions to common stock	(162)	41.21
Canceled	(10)	43.73

Restricted stock units at December 31, 2006	597	$46.30
Granted	279	49.38
Conversions to common stock	(265)	44.62
Canceled	(14)	46.19

Restricted stock units at December 31, 2007	597	$48.49
Granted	723	21.56
Conversions to common stock	(328)	35.87
Canceled	(140)	33.72

Restricted stock units at December 31, 2008	852	$32.92

Restricted stock units are valued at the closing market price of NFP’s common stock on the date of grant.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Stock Options Awards

NFP has granted awards in the form of stock options. Stock option awards to employees are subject to a vesting period from 3 to 5 year period. There were no stock option awards granted in 2008.

The following table sets forth activity relating to NFP’s stock options:

(in thousands)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	4,798	$13.27
Granted	5	44.85
Exercised	(596)	11.96
Canceled	(29)	30.72

Outstanding at December 31, 2006	4,178	$13.38
Granted	—	—
Exercised	(869)	12.42
Canceled	(5)	20.94

Outstanding at December 31, 2007	3,304	$13.62
Granted	—	—
Exercised	(266)	14.06
Canceled	(54)	19.07

Outstanding at December 31, 2008	2,984	$13.48	2.44	$—
Options exercisable at December 31, 2008	2,977	$13.44	2.44	$—

In accordance with SFAS No. 123R, the Company recorded stock-based compensation expense equal to the fair value of the options on the date of grant based on the Black-Scholes option-pricing model. The weighted average fair values of the options granted and weighted average assumptions are as follows:

For the year ended December 31, 2006
Weighted average fair value options granted	$14.74
Assumptions used:
Expected volatility	32%
Risk-free interest rate	5.12%
Expected term	5 years
Dividend yield	1.34%

There were no options granted during the years ended December 31, 2008 and December 31, 2007.

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

	For the years ended December 31,
(in thousands)	2008	2007	2006
Cost of services:
Operating expenses	$3,995	$4,328	$2,747
Management fees:	1,860	894	429
Corporate and other expenses:
General and administrative	$6,768	$7,678	$6,044

Total stock-based compensation cost	$12,623	$12,900	$9,220

Proceeds from the exercise of stock-based awards	$3,741	$10,790	$7,137

Excess (reduction in) tax benefit from stock-based awards exercised/lapsed	$(2,258)	$5,062	$3,300

Total intrinsic value of stock-based awards exercised/lapsed	$7,544	$43,980	$26,546

As of December 31, 2008 there was $17.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.4 years.

There were no stock-based compensation costs capitalized as part of purchase consideration during the years 2008, 2007 and 2006.

The Company reduced retained earnings by $0.2 million for dividend equivalents that were issued in 2008 and 2007. The Company reduced retained earnings by 0.1 million for dividend equivalents issued in 2006.

Employee Stock Purchase Plan

Effective January 1, 2007, NFP established an Employee Stock Purchase Plan (“ESPP”). The ESPP is designed to encourage the purchase of common stock by NFP’s employees, further aligning interests of employees and stockholders and providing incentive for current employees. Up to 3,500,000 shares of common stock are currently available for issuance under the ESPP. The ESPP enables all regular and part-time employees who have worked with NFP for at least one year to purchase shares of NFP common stock through payroll deductions of any whole dollar amount of a participant’s eligible compensation per pay period, up to an annual maximum of $10,000. The employees’ purchase price is 85% of the lesser of the market price of the common stock on the first business day or the last business day of the quarterly offering period. The Company recognizes compensation expense related to the compensatory nature of the discount given to employees who participate in the ESPP, which totaled $0.5 million for the year ended December 31, 2008 and $0.4 million for the year ended December 31, 2007.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Summarized ESPP information is as follows for the offering period ended:

(in thousands, except per share amounts)	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008	Total
Purchase price per share	$19.10	$16.85	$12.75	$2.58
Shares issued	25	25	30	107	187
Employee contributions	$478	$427	$382	$276	$1,563
Stock compensation expense recognized	$109	$159	$108	$140	$516

(in thousands, except per share amounts)	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007	Total
Purchase price per share	$38.08	$39.36	$39.62	$38.77
Shares issued	11	12	11	10	44
Employee contributions	$429	$456	$431	$396	$1,712
Stock compensation expense recognized	$97	$100	$95	$98	$390

Note 13—Income taxes

The components of the consolidated income tax provision are shown below:

	For the years ended December 31,
(in thousands)	2008	2007	2006
Current income taxes:
Federal	$28,962	$46,321	$45,912
State and local	10,721	14,617	8,121

Total	$39,683	$60,938	$54,033

Deferred income taxes:
Federal	$(1,193)	$(12,540)	$(9,048)
State and local	(1,497)	(1,976)	(1,202)

Total	$(2,690)	$(14,516)	$(10,250)

Provision for income taxes	$36,993	$46,422	$43,783

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

	For the years ended December 31,
(in thousands)	2008	2007	2006
Income before income taxes	$51,829	$100,654	$101,361

Provision under U.S. tax rates	$18,141	$35,229	$35,477
Increase resulting from:
Nondeductible goodwill amortization	6,734	1,135	1,483
Disposal of subsidiaries	2,675	—	—
State and local income taxes, net of federal tax benefit	5,378	6,937	4,697
Adjustments to deferred tax assets and liabilities	(590)	(174)	(513)
Restructure of certain management contracts	—	63	255
Other	3,347	1,943	2,384
FIN 48 adjustments	1,308	1,289	—

Income tax expense	$36,993	$46,422	$43,783

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of the assets and liabilities. They are measured by applying the enacted tax rates and laws in effect for the years in which such differences are expected to reverse. The significant components of the Company’s deferred tax assets and liabilities at December 31 are as follows:

	For the years ended December 31,
(in thousands)	2008	2007
Deferred tax assets:
Stock-based compensation	$12,886	$12,090
Accrued liabilities and reserves	9,843	18,510
Deferred state taxes	7,085	—
Credits and carryforwards	6,482	—
Other	3,470	7,374

Gross deferred tax assets	39,766	37,974
Valuation allowance	(5,473)	—

Deferred tax assets	$34,293	$37,974

Deferred tax liabilities:
Goodwill and intangible assets	$(107,302)	$(111,261)
Deferred state taxes	(4,416)	(3,913)
Other	(7,681)	(941)

Gross deferred tax liabilities	$(119,399)	$(116,115)

Net deferred tax liability	$(85,106)	$(78,141)

A valuation allowance against certain state deferred tax assets has been recorded at the balance sheet date because it is more likely than not that the benefit of these assets will not be realized in their separate state jurisdictions.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

A reconciliation of the beginning and ending amounts of unrecognized tax benefits according to FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) are as follows:

(in thousands)	For the year ended December 31, 2008	For the year ended December 31, 2007
Unrecognized tax benefits balance at beginning of year	$29,657	$24,589
Gross increases/(decreases) for tax positions of prior years	(19)	534
Gross increases/(decreases) for tax positions of current years	5,284	5,027
Settlements	(28)	(373)
Lapse of statute of limitations	(1,956)	(120)

Unrecognized tax benefits balance at end of year	$32,938	$29,657

The unrecognized tax benefits reconciliation for the year ended December 31, 2007 has been adjusted to include amounts reported net in the balance sheet. The unrecognized tax benefits of $32.9 million include $14.5 million of tax benefits that if recognized, would affect the Company’s annual effective tax rate at December 31, 2008. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Estimated interest and penalties related to the underpayment of income taxes and reported in income tax expense totaled $1.3 million in 2008 and in total, as of December 31, 2008, the Company recorded a liability for potential penalties and interest of $7.1 million.

As of December 31, 2008, the Company is subject to U.S. federal income tax examinations for the tax years 2005 through 2007, and to various state and local income tax examinations for the tax years 2001 through 2007.

The Company believes that it is reasonably possible that the total amounts of unrecognized tax benefits could significantly decrease within the next twelve months due to the settlement of state income tax audits and expiration of statutes of limitations in various state and local jurisdictions; however, quantification of an estimated range cannot be made at this time.

Note 14—Related Party Transactions

As part of the management agreement, NFP generally advances management fees to principals and/or certain entities they own on a monthly basis. At the end of each quarter, the Company records the contractual amount due to and from principals and/or certain entities they own. At December 31, 2008 and 2007, amounts due to principals and/or certain entities they own totaled $38.8 million and $68.5 million, respectively, and the amounts due from principals and/or certain entities they own totaled $16.3 million and $14.4 million, respectively. Amounts earned by the principals and/or certain entities they own are represented as management fees on the consolidated statements of income.

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 15—Acquisitions and Divestitures

During 2008, the Company completed nineteen acquisitions (including subacquisitions) that offer life insurance and wealth transfer, corporate and executive benefits and other financial services to high net worth individuals and small to mid-size corporate markets. These acquisitions allowed NFP to expand into desirable geographic locations, further extend its presence in the insurance services industry and increased the volume of services currently provided.

The purchase price, including direct costs, associated with acquisitions accounted for as purchases and the allocations thereof, are summarized as follows:

	For the years ended December 31,
(in thousands)	2008	2007	2006
Consideration:
Cash	$48,474	$192,106	$97,351
Common stock	18,458	39,335	47,559
Other	4,096	1,078	470

Totals	$71,028	$232,519	$145,380

Allocation of purchase price:
Net tangible assets	$55	$10,155	$706
Cost assigned to intangibles:
Book of business	23,170	57,349	32,971
Management contracts	17,203	63,638	52,053
Trade name	460	1,379	973
Institutional customer relationships	—	—	—
Goodwill	30,140	99,998	58,677

Totals	$71,028	$232,519	$145,380

Subsequent to NFP’s initial public offering, the price per share paid by NFP was based upon an average fair market value of NFP’s publicly traded common stock over a specified period of time prior to the closing date of the acquisition.

In connection with the nineteen acquisitions, the Company has contingent obligations based upon the future earnings of the acquired entities that are not included in the purchase price that was recorded for these acquisitions at the date of acquisition. Future payments made under this arrangement will be recorded as an adjustment to purchase price when the contingencies are settled. As of December 31, 2008, the maximum amount of contingent obligations for the nineteen acquisitions, which is largely based on growth in earnings, was $75.9 million.

For acquisitions effective prior to January 1, 2009, contingent consideration is considered to be additional purchase consideration and is accounted for as part of the purchase price of the Company’s acquired firms when the outcome of the contingency is determined beyond a reasonable doubt. In connection with the adoption of SFAS 141, as of January 1, 2009, contingent consideration arrangements for firms acquired effective January 1, 2009 and thereafter will be fair valued at the acquisition date and included on that basis in reported purchase price consideration. See “Recently issued accounting standards” in Note 2 for further detail.

In connection with the nineteen acquisitions, the Company expects approximately $15.1 million of goodwill to be deductible over 15 years for tax purposes.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the required disclosures of the unaudited pro forma combined entity, as if the acquisitions occurred at January 1, 2007.

	For the years ended December 31,
(in thousands, except per share amounts)	2008	2007
Revenue	$1,158,987	$1,230,338
Income before income taxes	$54,327	$109,851
Net income	$15,550	$59,189
Earnings per share—basic	$0.39	$1.53
Earnings per share—diluted	$0.38	$1.45

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred at January 1, 2008 and 2007, respectively, nor is it necessarily indicative of future operating results.

Divestitures with Principals

During 2008, the Company sold three subsidiaries and sold certain assets of five other subsidiaries, one in exchange for cash of $0.4 million and 11,032 shares of NFP’s common stock with a value of $0.3 million, one in exchange for cash of $21.0 million, one in exchange for cash of $0.4 million and a promissory note of $0.2 million and 3,897 shares of NFP’s common stock with a value of $0.1 million, one in exchange for cash of $1.0 million, one in exchange for cash of $0.3 million, one in exchange for a promissory note of less than $0.1 million, one in exchange for cash of $2.2 million and a promissory note of $0.6 million, and one for which NFP paid cash of less than $0.1 million. In addition to the sale of three subsidiaries and the sale of certain assets of five other subsidiaries, the Company received approximately $0.1 million of cash from the sale of a subsidiary in a prior year. During 2007, the Company sold four subsidiaries, one in exchange for cash of $2.4 million, one in exchange for cash of less than $0.1 million and 11,868 shares of NFP’s common stock with a value of $0.6 million, one in exchange for cash of $0.2 million and 7,350 shares of NFP’s common stock with a value of $0.3 million, and one in exchange for cash and a promissory note of $0.5 million and 2,062 shares of NFP’s common stock with a value of less than $0.1 million. In addition to the sale of four subsidiaries the Company received approximately $0.4 million of cash from the sale of assets in a prior year. During 2006, the Company sold four subsidiaries, one in exchange for cash of less than $0.1 million, one in exchange for cash of approximately $0.1 million, one in exchange for cash and a promissory note of $2.4 million and 26,166 shares of NFP’s common stock with a value of $1.2 million and one in exchange for cash of less than $0.1 million and 8,766 shares of NFP’s common stock with a value of approximately $0.4 million.

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 16—Goodwill and other intangible assets

Goodwill

The changes in the carrying amount of goodwill are as follows:

	For the years ended December 31,
(in thousands)	2008	2007
Balance as of January 1,	$610,499	$466,391
Goodwill acquired during the year, including goodwill acquired related to the deferred tax liability of $7,991 (2008) and $18,295 (2007)	38,131	118,293
Contingent consideration payments, firm disposals, firm restructures and other	21,872	31,197
Impairment of goodwill	(34,809)	(5,382)

Balance as of December 31,	$635,693	$610,499

Acquired intangible assets

	As of December 31,
	2008		2007
(in thousands)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortizing identified intangible assets:
Book of business	$230,742	$(99,445)	$214,721	$(80,365)
Management contracts	385,656	(77,467)	381,578	(64,145)
Institutional customer relationships	15,700	(3,270)	15,700	(2,399)

Total	$632,098	$(180,182)	$611,999	$(146,909)

Non-amortizing intangible assets:
Goodwill	$647,839	$(12,146)	$622,865	$(12,366)
Trade name	10,337	(130)	10,193	(134)

Total	$658,176	$(12,276)	$633,058	$(12,500)

The Company defines book of business as the acquired firm’s existing customer relationships that provide a significant source of income through recurring revenue over the course of the economic life of the relationships.

Amortization expense for amortizing intangible assets for the year ended December 31, 2008, 2007 and 2006 was $39.2 million, $34.3 million and $28.0 million, respectively. Intangibles related to book of business, management contracts and institutional customer relationships are being amortized over a 10-year, 25-year period and 18 year period respectively. Estimated amortization expense for each of the next five years is $39.4 million per year. Estimated amortization expense for each of the next five years will change primarily as the Company continues to acquire firms.

Impairment of goodwill and intangible assets

The Company evaluates its amortizing (long-lived assets) and non-amortizing intangible assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS No. 142, “Goodwill and Other Intangible Assets,” respectively.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Impairments were identified among twenty three, four and six firms for the years ended December 31, 2008, 2007 and 2006, respectively.

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

	Impairment loss as of December 31,
(in thousands)	2008	2007	2006
Amortizing identified intangible assets:
Management Contract	$5,195	$2,233	$5,420
Book of Business	1,119	117	144
Institutional customer relationships	—	—	—

Total	$6,314	$2,350	$5,564

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

	Impairment loss as of December 31,
(in thousands)	2008	2007	2006
Non-amortizing intangible assets:
Trade name	$134	$145	$97
Goodwill	34,809	5,382	5,084

Total	$34,943	$5,527	$5,181

The total impairment of goodwill and intangible assets recognized in the consolidated statements of income for the years ended December 31, 2008, 2007 and 2006, was $41.3 million, $7.9 million and $10.7 million, respectively.

For the years ended December 31, 2008, 2007 and 2006, the Company recorded impairment losses of $6.3 million, $2.3 million, and $5.6 million, respectively, related to management contract and book of business, which is reflected in the consolidated statements of income.

In accordance with SFAS 144, long-lived assets, such as purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company generally performs its recoverability test on a quarterly basis for each of its acquired firms that have experienced a significant deterioration in its business indicated principally by an inability to produce base earnings for a period of time. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted cash flows expected to be generated by the asset and by the eventual disposition of the asset. If the estimated undiscounted cash flows are less than the carrying amount of the underlying asset, an impairment may exist. The Company measures

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

impairments on identifiable intangible assets subject to amortization by comparing a discounted cash flow to the carrying amount of the asset. In the event that the discounted cash flows are less than the carrying amount, an impairment charge will be recognized for the difference in the consolidated statements of income.

In accordance with SFAS 142, goodwill and intangible assets not subject to amortization are tested at least annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the intangible asset might be impaired. The Company generally performs its impairment test on a quarterly basis. In connection with its quarterly evaluation, management proactively looks for indicators of impairment. Indicators at the Company level include but are not limited to: sustained operating losses or a trend of poor operating performance, loss of key personnel, a decrease in NFP’s market capitalization below its book value, and an expectation that a reporting unit will be sold or otherwise disposed of. Indicators of impairment at the reporting unit level may be due to the failure of the firms the Company acquires to perform as expected after the acquisition for various reasons, including legislative or regulatory changes that affect the products and services in which a firm specializes, the loss of key clients after acquisition, general economic factors that impact a firm in a direct way, and the death or disability of significant principals. If one or more indicators of impairment exist, NFP performs an evaluation to identify potential impairments. If an impairment is identified, NFP measures and records the amount of impairment loss.

A two-step impairment test is performed on goodwill. In the first step, NFP compared the fair value of each reporting unit to the carrying value of the net assets assigned to that reporting unit. NFP determined the fair value of its reporting units using a discounted cash flow approach. Under this approach, management used certain assumptions in its discounted cash flow analysis to determine the reporting units’s fair value. These assumptions include but are not limited to: a risk adjusted rate that is estimated to be commensurate with the risk associated with the underlying cash flows, the useful life of the asset, cash flow trends from prior periods, current-period cash flows, and management’s expectation of future cash flow based on projections or forecasts derived from its understanding of the relevant business prospects, economic or market trends and regulatory or legislative changes which may occur.

The Company’s cash flow projections for each reporting unit were based on five-year financial forecasts. The five-year forecasts were based on quarterly financial forecasts developed internally by management for use in managing its business. The forecast generally translates into an assumption that the recessionary environment will continue through 2009, stabilize in 2010 and resume normalized long-term growth rates in 2011. The significant assumptions of these five-year forecasts included quarterly revenue growth rates for various product categories, quarterly commission expense as a percentage of revenue and quarterly operating expense growth rates. The future cash flows were tax affected and discounted to present value using a blended discount rate of 9.5%. Since NFP retains a cumulative preferred position in its reporting units’ base earnings, NFP assigned a rate of return to that portion of its gross margin that would be represented by yields seen of preferred equity securities, ranging from 8.0% to 8.5%. For retained cash flows retained by NFP in excess of target earnings and below base earnings, NFP assigned a rate of return ranging from 12.5% to 15.0%. Terminal values for all reporting units were calculated using a Gordon growth methodology using a blended discount rate of 11% with a long-term growth rate of 3%.

If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired and NFP is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying value of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

For the years ended December 31, 2008, 2007 and 2006, the Company recorded impairment losses of $35.0 million, $5.5 million, and $5.2 million, respectively, related to goodwill and trade name, which is reflected in the consolidated statements of income.

Subsequent to the end of the third quarter of 2008, NFP’s stock price declined below net book value per share. Due to the significant deterioration in NFP’s stock price, NFP was required to perform a Step 1 goodwill impairment test under SFAS 142 during the fourth quarter of 2008. NFP determined the fair value of its reporting units using a discounted cash flow approach. The assumptions that NFP used for the risk adjusted rate and cash flow forecast are discussed above. As of December 31, 2008, NFP determined that aggregate fair value of its reporting units was in excess of the aggregate carrying value of its reporting units. NFP then reconciled the sum of the estimated fair values of its reporting units to NFP’s market value (based on its stock price at December 31, 2008), plus a reasonable control premium, which is estimated as that amount that would be received to sell the Company as a whole in an orderly transaction between market participants. NFP then considered the following qualitative items that cannot be accurately quantified and are based on the beliefs of management, but provide additional support for the explanation of the remaining difference between the estimated fair value of the Company’s reporting units and its market capitalization:

•	As of December 31, 2008, NFP’s market capitalization has been below its book value for a relatively short period of time.

•	NFP’s historical valuation multiples are significantly higher than the multiples as of December 31, 2008.

•	In its capacity as an intermediary of insurance products, NFP’s stock price has been influenced by the poor market performance of the insurance industry.

•	NFP was the subject of speculation among certain members of the analyst community regarding its liquidity position and potential bankruptcy.

NFP will continue to monitor both the expected future cash flows of its reporting units and long-term trends of its market capitalization for the purpose of assessing the carrying values of its goodwill and intangible assets. If the stock price remains below the net book value per share, or other negative business factors exist as outlined in SFAS 142, NFP may be required to perform another Step 1 analysis and potentially a Step 2 analysis, which could result in an impairment of up to the entire balance of the Company’s goodwill in the first quarter of 2009. If NFP performs a Step 2 goodwill impairment analysis as defined by SFAS 142, it will also be required to evaluate its intangible assets for impairment under SFAS 144.

In order to evaluate the sensitivity of the fair value calculations on the goodwill impairment test, the Company applied a hypothetical 100 basis point, 200 basis point and 300 basis point increase in the risk adjusted rate for both, the blended discount rate and for the terminal value discount rate. This hypothetical increase would have resulted in an additional potential impairment charge of $12.3 million, $30.0 million and $52.7 million, respectively, for the fiscal year ended December 31, 2008. A decrease in the risk adjusted rate of 100 basis points would have resulted in a decrease in an impairment charge of $7.0 million.

As referenced above, the method to compute the amount of impairment incorporates quantitative data and qualitative criteria including new information that can dramatically change the decision about the valuation of an

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

intangible asset in a very short period of time. The timing and amount of realized losses reported in earnings could vary if management’s conclusions were different. Any resulting impairment loss could have a material adverse effect on the Company’s reported financial position and results of operations for any particular quarterly or annual period.

Note 17—Non-cash transactions

The following are non-cash activities:

	For the years ended December 31,
(in thousands)	2008	2007	2006
Stock issued as consideration for acquisitions	$18,458	$39,335	$47,559
Net assets acquired (liabilities assumed) in connection with acquisitions	55	10,155	706
Stock issued as incentive compensation	8,379	3,141	4,442
Restricted stock units issued as incentive compensation	3,151	2,392	1,532
Stock issued for contingent consideration	2,059	18,032	10,904
Stock issued for management agreement buyout	—	3,494	—
Stock repurchased, note receivable and satisfaction of an accrued liability in connection with divestitures of acquired firms	414	912	1,612
Stock repurchased, note receivable and satisfaction of an accrued liability in exchange for the restructure of an firm	—	94	743
Stock repurchased in exchange for satisfaction of a note receivable, due from principals and/or certain entities they own and other assets	732	810	138
Excess (reduction) tax benefit from stock-based awards exercised/lapsed	(2,258)	5,062	3,300
Accrued liability for contingent consideration	4,357	3,533	18,686

Note 18—Quarterly Financial Data (Unaudited)

The quarterly results of operations are summarized below:

(in thousands, except per share amounts)	December 31	September 30	June 30	March 31
2008
Commissions and fees revenue	$299,252	$277,282	$287,457	$286,396
Gross margin	57,528	48,542	52,290	49,508
Net income	(10,710)	5,141	10,400	10,005
Earnings per share:
Basic	$(0.27)	$0.13	$0.26	$0.25
Diluted	$(0.26)	$0.12	$0.25	$0.24
2007
Commissions and fees revenue	$355,884	$311,191	$282,995	$244,224
Gross margin	68,028	57,180	58,709	40,482
Net income	19,274	16,057	10,408	8,493
Earnings per share:
Basic	$0.50	$0.42	$0.28	$0.23
Diluted	$0.47	$0.40	$0.26	$0.21

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 19—Joint Venture

Life Settlements Joint Venture

On September 17, 2007, NFP entered into the GS Agreement with GS Re, a subsidiary of Goldman Sachs, to form a joint venture in the life settlements industry. On December 19, 2007, an LLC agreement governing the joint venture was amended to, among other things, add Genworth Institutional Life Services, Inc., a wholly-owned subsidiary of Senior Financial, Inc., which is a wholly-owned subsidiary of Genworth Financial, Inc. as a member of the joint venture (together with NFP and Goldman Sachs, the “Partners”). In furtherance of the joint venture, the Partners have formed Institutional Life Services, LLC (“ILS”), Institutional Life Services (Florida) LLC (“ILSF”) and Institutional Life Administration, LLC, (“ILA”), all Delaware limited liability companies. On October 16, 2008, the ILS LLC agreement was amended for a second time which evidenced NFP’s economic interest in ILS of 43% and an LLC agreement governing ILSF was entered into by the Partners. Pursuant to the ILSF LLC agreement, NFP has an economic interest of 43% in ILSF. On December 3, 2008, the LLC agreement governing ILA was entered into by the Partners and pursuant to the ILA LLC agreement, NFP has a 26% economic interest in ILA. On January 7, 2009, the ILS LLC agreement was amended for the third time and the ILSF LLC agreement was amended but NFP’s economic interest in each entity remained at 43%. NFP retains its economic interests in ILS, ILSF and ILA through its wholly-owned subsidiary NFP Life Services, LLC.

For the year ended December 31, 2008, NFP has contributed capital of $2.25 million to the joint venture and has recorded a loss of $2.0 million relating to its membership interest in ILS, ILSF and ILA. Pursuant to the limited liability company agreements for each entity, the Partners may contribute capital to ILS, ILSF and ILA as may be requested from time to time by the Board of Directors of ILS, ILSF and ILA, respectively.

Note 20—Subsequent events

Acquisitions

Subsequent to December 31, 2008 and through February 13, 2009, the Company completed one previously agreed upon sub-acquisition. The sub-acquisition consideration paid was approximately $0.5 million in cash.

Dispositions

Subsequent to December 31, 2008 and through February 13, 2009 the Company has disposed of two firms and entered into a definitive agreement to sell a third firm. Total consideration anticipated to be received for these transactions is $5.8 million.

2009 Principal Incremental Incentive Plan

NFP recently instituted the 2009 Principal Incremental Incentive Plan (the “2009 Plan”). The terms of the 2009 Plan provide that if NFP’s “same store” gross margin increases in 2009 relative to 2008, NFP will fund a new incentive pool (the “2009 Incentive Pool”) which will be equal to 50% of NFP’s “same store” gross margin increase. Generally, the 2009 Incentive Pool will be allocated pro rata with each firm’s contribution to “same store” gross margin growth.