Form 10-Q
period 2009-03-31
NATIONAL FINANCIAL PARTNERS CORP
filed 2009-05-11
CIK 1183186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of outstanding shares of the registrant’s Common Stock, $0.10 par value, as of April 30, 2009 was 41,150,997.

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

These forward-looking statements are based on management’s current views with respect to future results, and are subject to risks and uncertainties. Forward-looking statements are based on beliefs and assumptions made by management using currently available information, such as market and industry materials, experts’ reports and opinions, and current financial trends. These statements are only predictions and are not guarantees of future performance. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by a forward-looking statement. These factors include, without limitation:

•	NFP’s ability, through its operating structure, to respond quickly to regulatory, operational or financial situations impacting its firms;

•	the Company’s ability to manage its business effectively and profitably through the principals of its firms;

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

•	NFP’s success in acquiring and retaining high-quality independent financial services distribution firms and various factors inhibiting the Company’s ability to acquire and retain firms;

•	the performance of the Company’s firms following acquisition;

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

•

securities and capital markets behavior, including fluctuations in price of NFP’s common stock, recent uncertainty in the U.S. financial markets, or the dilutive impact of any capital-raising efforts to finance operations or business strategy;

•	any losses that NFP may take with respect to dispositions of firms or otherwise;

•	the continued availability of borrowings and letters of credit under NFP’s credit facility;

•

adverse results or other consequences from litigation, arbitration, regulatory investigations or internal compliance initiatives, including those related to business practices, compensation agreements with insurance companies and activities within the life settlements industry;

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

•

changes in laws, including the elimination or modification of the federal estate tax, changes in the tax treatment of life insurance products, or changes in regulations affecting the value or use of benefits programs, such as government-sponsored insurance programs, which may adversely affect the demand for or profitability of the Company’s services;

•

developments in the availability, pricing, design or underwriting of insurance products, revisions in mortality tables by life expectancy underwriters or changes in the Company’s relationships with insurance companies;

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

Additional factors are set forth in NFP’s filings with the Securities and Exchange Commission (the “SEC”), including its Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 13, 2009.

Forward-looking statements speak only as of the date on which they are made. NFP expressly disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Part I – Financial Information

Item 1. Financial Statements (Unaudited)

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)—(in thousands, except per share amounts)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$42,319	$48,621
Cash, cash equivalents and securities purchased under resale agreements in premium trust accounts	71,321	75,109
Commissions, fees and premiums receivable, net	107,506	140,758
Due from principals and/or certain entities they own	15,022	16,329
Notes receivable, net	7,747	6,496
Deferred tax assets	9,351	9,435
Other current assets	18,008	19,284

Total current assets	271,274	316,032
Property and equipment, net	49,498	51,683
Deferred tax assets	109,661	24,889
Intangibles, net	427,090	462,123
Goodwill, net	52,532	635,693
Notes receivable, net	33,507	23,683
Other non-current assets	28,804	28,018

Total assets	$972,366	$1,542,121

LIABILITIES
Current liabilities:
Premiums payable to insurance carriers	$72,122	$73,159
Borrowings	148,000	148,000
Income taxes payable	1,231	11
Deferred tax liabilities	3	—
Due to principals and/or certain entities they own	9,863	38,791
Accounts payable	23,893	28,513
Dividends payable	—	—
Accrued liabilities	36,636	54,380

Total current liabilities	291,748	342,854
Deferred tax liabilities	116,142	119,400
Convertible senior notes	196,200	193,475
Other non-current liabilities	60,832	62,874

Total liabilities	664,922	718,603

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value: Authorized 200,000 shares; none issued	—	—
Common stock, $0.10 par value: Authorized 180,000 shares; 44,057 and 43,875 issued and 40,026 and 39,753 outstanding, respectively	4,406	4,388
Additional paid-in capital	879,331	881,458
Retained (deficit) earnings	(418,672)	97,178
Treasury stock, 4,031 and 4,122 shares, respectively, at cost	(157,530)	(159,456)
Accumulated other comprehensive income (loss)	(91)	(50)

Total stockholders’ equity	307,444	823,518

Total liabilities and stockholders’ equity	$972,366	$1,542,121

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
Revenue:
Commissions and fees	$216,981	$286,396
Cost of services:
Commissions and fees	62,401	96,280
Operating expenses (1)	95,191	103,839
Management fees	22,507	36,769

Total cost of services	180,099	236,888

Gross margin	36,882	49,508
Corporate and other expenses:
General and administrative	12,633	16,183
Amortization and depreciation	13,113	12,805
Impairment of goodwill and intangible assets	607,337	2,180
Loss (gain) on sale of subsidiaries	617	(6,624)

Total corporate and other expenses	633,720	24,544

(Loss) income from operations	(596,838)	24,964

Interest and other income	1,844	1,569
Interest and other expense	(5,335)	(5,593)

Net interest and other	(3,491)	(4,024)
(Loss) income before income taxes	(600,329)	20,940
Income tax (benefit) expense	(84,530)	12,409

Net (loss) income	$(515,799)	$8,531

Earnings (loss) per share:
Basic	$(12.59)	$0.22

Diluted	$(12.59)	$0.21

Dividends declared per share	$—	$0.21

Weighted average shares outstanding:
Basic	40,954	39,487

Diluted	40,954	41,156

(1)	Excludes amortization and depreciation which are shown separately under Corporate and other expenses.

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited—in thousands)

	Three Months Ended March 31,
	2009	2008
Cash flow from operating activities:
Net (loss) income	$(515,799)	$8,531
Adjustments to reconcile net income to net cash used in operating activities:
Deferred taxes	(88,047)	148
Stock-based compensation	2,488	3,203
Impairment of goodwill and intangible assets	607,337	2,180
Amortization of intangibles	9,594	9,751
Depreciation	3,539	3,054
Accretion of senior convertible notes discount	2,725	2,557
Loss (gain) on sale of subsidiaries	617	(6,624)
(Increase) decrease in operating assets:
Cash, cash equivalents and securities purchased under resale agreements in premium trust accounts	3,788	3,074
Commissions, fees and premiums receivable, net	31,637	25,780
Due from principals and/or certain entities they own	1,307	(179)
Notes receivable, net – current	(1,251)	(565)
Other current assets	1,289	(195)
Notes receivable, net – non-current	(6,955)	(7,755)
Other non-current assets	(356)	(15,656)
Increase (decrease) in operating liabilities:
Premiums payable to insurance carriers	(1,037)	(5,244)
Income taxes payable	1,220	1,013
Due to principals and/or certain entities they own	(29,216)	(51,292)
Accounts payable	(4,639)	(9,429)
Accrued liabilities	(16,307)	(29,180)
Other non-current liabilities	(3,500)	8,017

Total adjustments	514,233	(67,342)

Net cash used in operating activities	(1,566)	(58,811)
Cash flow from investing activities:
Proceeds from disposal of subsidiaries	2,100	20,878
Purchases of property and equipment, net	(1,604)	(13,007)
Payments for acquired firms, net of cash, and contingent consideration	(2,257)	(30,054)

Net cash used in investing activities	(1,761)	(22,183)
Cash flow from financing activities:
Proceeds from borrowings	—	102,000
Repayments of borrowings	—	(54,000)
Proceeds from stock-based awards, including tax benefit	(2,777)	2,600
Shares cancelled to pay withholding taxes	(147)	(626)
Payments for treasury stock repurchase	—	(9,328)
Dividends paid	(51)	(8,171)

Net cash (used in) provided by financing activities	(2,975)	32,475

Net decrease in cash and cash equivalents	(6,302)	(48,519)
Cash and cash equivalents, beginning of the period	48,621	114,182

Cash and cash equivalents, end of the period	$42,319	$65,663

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$3,372	$7,502
Cash paid for interest	$2,385	$3,229

Non-cash transactions:
See Note 8

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2009

(Unaudited)

Note 1 - Nature of Operations

National Financial Partners Corp. (“NFP”), a Delaware corporation, was formed on August 27, 1998, but did not commence operations until January 1, 1999. The principal business of NFP is the acquisition and management of operating companies it acquires which form a national distribution network that offers financial services, including corporate and executive benefits, life insurance and wealth transfer, financial planning and investment advisory services to high net worth and entrepreneurial corporate markets. As of March 31, 2009, NFP and its subsidiaries (the “Company”) owned more than 170 firms.

Note 2 - Summary of Significant Accounting Policies

Recently Adopted Accounted Standards

On January 1, 2009, NFP adopted FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). The provisions of FSP APB 14-1 apply to NFP’s $230.0 million (including over-allotment) aggregate principal amount of 0.75% convertible senior notes due February 1, 2012 (the “notes” or the “convertible senior notes”) (see “Note 6—Borrowings”). FSP APB 14-1 requires NFP to separate the convertible senior notes into two separate components: a non-convertible note and a conversion option. As a result, NFP is required to recognize interest expense on its convertible senior notes at their non-convertible debt borrowing rate (6.62%) rather than at their stated face rate (0.75%). With the change in accounting principle required by the adoption of FSP APB 14-1, NFP is required to amortize to interest expense the excess of the principal amount of the liability component of its notes over the carrying amount using the interest method, as described in paragraph 15 of APB Opinion No. 21, “Interest on Receivables and Payables,” and the non-cash portion of interest expense relating to the discount on the notes is now recognized as a charge to earnings. Previously, NFP recorded the cost incurred in connection with the convertible note hedge, including the related tax benefit, and the proceeds from the sale of the warrants as adjustments to additional paid-in capital. As such, the face value of the notes of $230.0 million was previously shown as a liability on the consolidated statement of financial condition and the discount was recognized as an adjustment to additional paid-in capital of $55.9 million. In addition, interest expense was previously recognized through earnings based only on the stated rate of the notes.

The notes will now be presented on the consolidated statement of financial condition at their net carrying amount, or the face value of the notes less their unamortized discount. FSP APB 14-1 does not have any impact on cash payments or obligations due under the terms of the notes. NFP adopted FSP APB 14-1 on January 1, 2009 and as required, comparative financial statements of prior years have been adjusted to apply its provisions retrospectively.

The cumulative effect of the change in accounting principle for the adoption of FSP APB 14-1 on retained earnings and additional paid-in capital as of January 1, 2009 was a decrease of $11.8 million and an increase of $47.2 million, respectively, resulting in a net $35.4 million increase in total stockholder’s equity. In addition, the notes and income taxes payable decreased by $36.6 million resulting in total liabilities decreasing $36.6 million. Prepaid expenses decreased by $1.2 million resulting in a $1.2 million decrease in total assets as a result of the adoption.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2009—(Continued)

(Unaudited)

The following financial statement line items within the consolidated statement of operations for the three month period ended March 31, 2008 were affected by the adoption of FSP APB 14-1:

(in thousands, except per share data)	As Originally Reported	Effect of Change	After Adoption of FSP APB 14-1
Interest and other expense	$(3,128)	$(2,465)	$(5,593)
Income before income taxes	23,405	(2,465)	20,940
Provision for income taxes	13,400	(991)	12,409
Net income	10,005	(1,474)	8,531

Net income per share:
Basic	0.25	(0.03)	0.22
Diluted	$0.24	$(0.03)	$0.21

The following financial statement line items within the consolidated statement of financial condition for the year-to-date period ended December 31, 2008 were affected by the adoption of FSP APB 14-1:

(in thousands)	As Originally Reported	Effect of Change	After Adoption of FSP APB 14-1
Deferred tax assets	$24,858	$31	$24,889
Other non-current assets	29,213	(1,195)	28,018
Income taxes payable	—	11	11
Deferred tax liabilities	119,399	1	119,400
Senior convertible notes	230,000	(36,525)	193,475
Additional paid-in capital	834,263	47,195	881,458
Retained earnings	$109,024	$(11,846)	$97,178

The following financial statement line items within the consolidated statement of cash flows for the three month period ended March 31, 2008 were affected by the adoption of FSP APB 14-1:

(in thousands)	As Originally Reported	Effect of Change	After Adoption of FSP APB 14-1
Cash flow from operating activities:
Net (loss) income	$10,005	$(1,474)	$8,531
Adjustments to reconcile to net cash provided by operating activities:
Accretion of Sr. Convert Notes Discount	$—	$2,557	$2,557
(Increase) decrease in operating assets:		—
Other non-current assets	(15,564)	(92)	(15,656)
Increase (decrease) in operating liabilities:
Income taxes payable	2,005	(992)	1,013
Other non-current liabilities	8,016	1	8,017

Total adjustments	$(5,543)	$1,474	$(4,069)

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2009—(Continued)

(Unaudited)

On January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 141 (revised 2007), “Business Combinations,” (“SFAS 141R”). SFAS 141R requires that upon initially obtaining control, the acquiring entity in a business combination must recognize 100% of the fair value of the acquired assets, including goodwill and assumed liabilities, with only limited exceptions even if the acquirer has not acquired 100% of its target. Contingent consideration arrangements are now fair valued at the acquisition date and included on that basis in the purchase price consideration. The recognition of continent consideration at a later date when the amount of that consideration is determinable beyond a reasonable doubt will no longer be applicable. All transaction costs are now expensed as incurred. On April 1, 2009, the FASB issued Staff Position FAS No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” which is effective January 1, 2009, and amends the guidance in SFAS 141R to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If the acquisition date fair value of an asset acquired or a liability assumed that arises from a contingency cannot be determined, the asset or liability would be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies” (“SFAS 5”) and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss.” If the fair value is not determinable and the SFAS 5 criteria are not met, no asset or liability would be recognized.

On January 1, 2009 the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 provides guidance for entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners separately within the consolidated statement of financial position within equity, but separate from the parent’s equity and separately on the face of the consolidated statement of operations. Further, the statement provides guidance that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary should be accounted for consistently and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary should be initially measured at fair value. The adoption of SFAS 160 did not have a material impact on the Company.

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

All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2008, included in NFP’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 13, 2009.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2009—(Continued)

(Unaudited)

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

Property, equipment and depreciation

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, generally 3 to 7 years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the leases. Amortization and depreciation expense totaling $2.0 million for the three months ended March 31, 2009 and 2008, respectively, has been excluded from operating expenses in Cost of services and included in Corporate and other expenses.

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

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. Accumulated other comprehensive income (loss) includes foreign currency translation. This information is provided in the Company’s statements of changes in stockholders’ equity and comprehensive income. Accumulated other comprehensive income (loss) on the consolidated balance sheets at December 31, 2008 represents accumulated foreign currency translation adjustments. See “Note 7—Stockholders’ Equity” for further detail.

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

March 31, 2009—(Continued)

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

A two-step impairment test is performed on goodwill. In the first step, NFP compared the fair value of each reporting unit to the carrying value of the net assets assigned to that reporting unit. NFP determined the fair value of its reporting units by blending two valuation approaches: supplementing the income approach with a market value approach. In order to determine the relative fair value of each of the reporting units the income approach was conducted first. These relative values were then scaled to the estimated market value of NFP as determined by the recent price range of the stock and the performance of NFP in relationship to comparable public companies.

If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired and NFP is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying value of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in a manner that is consistent with the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

See “Note 5—Goodwill and Other Intangible Assets—Impairment of goodwill and intangible assets.”

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2009—(Continued)

(Unaudited)

Fair Value Measurements

On January 1, 2009, the Company adopted FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. In February 2008, the FASB issued Staff Position 157-2, “Effective Date of FASB Statement No. 157”, that deferred the effective date of FAS 157 for one year for nonfinancial assets and liabilities recorded at fair value on a nonrecurring basis. On January 1, 2009, the Company adopted SFAS 157 for non-financial assets and liabilities recorded at fair value on a nonrecurring basis. SFAS 157 describes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level (with the level 3 being the lowest) input that is significant to the fair value measurement of the instrument.

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

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” on January 1, 2007, which clarified the accounting for uncertain tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2009—(Continued)

(Unaudited)

Revenue recognition

Insurance and annuity commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. First-year commissions are calculated as a percentage of the first twelve months’ premium on the policy and earned in the year that the policy is originated. In many cases, the Company receives renewal commissions for a period following the first year, if the policy remains in force. Some of the Company’s firms also receive fees for the settlement of life insurance policies. These fees are generally based on a percentage of the settlement proceeds received by their clients, and recognized as revenue when the policy is transferred and the rescission period has ended. The Company also earns commissions on the sale of insurance policies written for benefit programs. The commissions are paid each year as long as the client continues to use the product and maintain its broker of record relationship with the Company. The Company also earns fees for the development and implementation of corporate and executive benefit programs as well as fees for the duration that these programs are administered. Asset-based fees are earned for administrative services or consulting related to certain benefits plans. Insurance commissions are recognized as revenue when the following criteria are met: (1) the policy application and other carrier delivery requirements are substantially complete, (2) the premium is paid, and (3) the insured party is contractually committed to the purchase of the insurance policy. Carrier delivery requirements may include additional supporting documentation, signed amendments and premium payments. Subsequent to the initial issuance of the insurance policy, premiums are billed directly by carriers. Commissions earned on renewal premiums are generally recognized upon receipt from the carrier, since that is typically when the Company is first notified that such commissions have been earned. The Company carries an allowance for policy cancellations, which approximated $1.2 million at both March 31, 2009 and 2008, that is periodically evaluated and adjusted as necessary. Miscellaneous commission adjustments are generally recorded as they occur. Contingent commissions are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably estimated prior to receipt of the commission.

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2009—(Continued)

(Unaudited)

Note 3 - Earnings Per Share

The computations of basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2009	2008
(in thousands, except per share amounts)
Basic:
Net (loss) income	$(515,799)	$8,531

Average shares outstanding	39,945	39,461
Contingent consideration and incentive payments	1,009	26

Total	40,954	39,487

Basic earnings (loss) per share	$(12.59)	$0.22

Diluted:
Net (loss) income	$(515,799)	$8,531

Average shares outstanding	39,945	39,461
Stock held in escrow	—	37
Contingent consideration and incentive payments	1,009	283
Stock-based awards	—	1,366
Other	—	9

Total	40,954	41,156

Diluted earnings (loss) per share	$(12.59)	$0.21

The calculation of diluted earnings per share excluded stock-based awards of approximately 275,000 shares and approximately 8,000 of other shares for the three months ended March 31, 2009, because the effect would be antidilutive.

Note 4 - Acquisitions

While acquisitions remain a component of the Company’s business strategy over the long term, NFP suspended acquisition activity (with the exception of certain sub-acquisitions) in the latter part of 2008 in order to conserve cash. During the three months ended March 31, 2009, the Company completed one sub-acquisition effective January 1, 2009, to augment the business of one of the Company’s existing benefits firms. During the three months ended March 31, 2008, the Company completed acquisitions that offer life insurance and wealth transfer, corporate and executive benefits and other financial services to high net worth individuals and small to mid-size corporate markets. These acquisitions allowed NFP to expand into desirable geographic locations, further extend its presence in the financial services industry and increased the volume of services currently provided.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2009—(Continued)

(Unaudited)

The purchase price, including direct costs, associated with acquisitions accounted for as purchases, and the allocations thereof, are summarized as follows:

	Three Months Ended March 31,
(in thousands)	2009	2008
Consideration:
Cash	$279	$29,288
Common stock	—	12,035
Other	186	342

Totals	$465	$41,665

Allocation of purchase price:
Net tangible assets	$—	$37
Cost assigned to intangibles:
Book of business	200	12,859
Management contract	112	10,537
Trade name	3	267
Goodwill, net of deferred tax adjustment of $0.1 million in 2009 and $6.2 million in 2008	150	17,965

Total	$465	$41,665

For the acquisitions completed through March 31, 2008, the number of shares issued by NFP is generally based upon an average fair market value of NFP’s publicly-traded common stock over a specified period of time prior to the closing date of the acquisition. No shares were issued in connection with the sub-acquisition completed during the three months ended March 31, 2009.

In connection with this sub-acquisition, the Company has contingent obligations based upon the future earnings of the acquired entities that are not included in the purchase price that was recorded for this sub-acquisition at the date of acquisition. For acquisitions that were completed prior to the adoption of SFAS 141R on January 1, 2009, future payments made under this arrangement will be recorded as an adjustment to purchase price when the contingencies are settled. For acquisitions completed after January 1, 2009, in accordance with SFAS 141R, contingent consideration amounts are fair valued at the acquisition date and are included on the basis in the purchase price consideration at the time of the acquisition. As of March 31, 2009, the maximum amount of contingent obligations for the one sub-acquisition, which is largely based on growth in earnings, was $0.3 million. As of March 31, 2009, the amount recognized for contingent consideration relating to this sub-acquisition as of January 1, 2009 was $0.2 million. This arrangement results in the payment of additional consideration to the seller upon the firm’s attainment of certain revenue benchmarks following the closing of this sub-acquisition. The range of payments that may be made upon attainment of the benchmarks ranges from $0 through a maximum amount of $0.3 million. For the three months ended March 31, 2009, the amount recognized as contingent consideration relating to this sub-acquisition is $0.2 million.

In connection with this sub-acquisition, the Company does not expect any amounts of goodwill to be deductible over 15 years for tax purposes.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2009—(Continued)

(Unaudited)

In connection with a 2008 acquisition of a group benefits intermediary and its subsequent merger with an existing wholly-owned subsidiary of the Company, a portion of the consideration, totaling $23.1 million, was treated as prepaid management fee which will be amortized to management fee expense over the remaining term of the management contract. Approximately $0.3 million was amortized to management fee expense for the three months ended March 31, 2009 and 2008; $1.2 million was included in Other current assets; and $20.4 million was included in Other non-current assets.

The following table summarizes the required disclosures of the pro forma combined entity, as if these acquisitions occurred at January 1, 2009 and 2008, respectively:

	Three Months Ended March 31,
(in thousands, except per share amounts)	2009	2008
Revenue	$216,981	$286,457
(Loss) income before income taxes	$(600,329)	$20,926
Net (loss) income	$(515,799)	$8,522
Earnings (loss) per share – basic	$(12.59)	$0.22
Earnings (loss) per share – diluted	$(12.59)	$0.21

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred at January 1, 2009 and 2008, respectively, nor is it necessarily indicative of future operating results.

Note 5 - Goodwill and Other Intangible Assets

Goodwill:

The changes in the carrying amount of goodwill for the three months ended March 31, 2009 are as follows:

(in thousands)	2009
Balance as of January 1,	$635,693
Goodwill acquired during the year, including goodwill related to the deferred tax liability of $127	277
Contingent consideration	765
Firm disposals, firm restructures and other, net	(979)
Impairment of goodwill	(583,224)

Balance as of March 31,	$52,532

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2009—(Continued)

(Unaudited)

Acquired intangible assets:

	As of March 31, 2009		As of December 31, 2008
(in thousands)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortizing identified intangible assets:
Book of business	$227,331	$(103,534)	$230,742	$(99,445)
Management contract	365,694	(79,699)	385,656	(77,467)
Institutional customer relationships	15,700	(3,489)	15,700	(3,270)

Total	$608,725	$(186,722)	$632,098	$(180,182)

Non-amortizing intangible assets:
Goodwill	$64,494	$(11,962)	$647,839	$(12,146)
Trade name	5,214	(127)	10,337	(130)

Total	$69,708	$(12,089)	$658,176	$(12,276)

Aggregate amortization expense for intangible assets subject to amortization for the three months ended March 31, 2009 was $9.6 million. Intangibles related to book of business, management contract and institutional customer relationships are being amortized over a 10-year, 25-year and 18-year period, respectively. Based on the Company’s acquisitions as of March 31, 2009, estimated amortization expense for each of the next five years is $38.3 million per year. Estimated amortization expense for each of the next five years may change primarily as the result of acquisitions.

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

March 31, 2009—(Continued)

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

A two-step impairment test is performed on goodwill. In the first step, NFP compared the fair value of each reporting unit to the carrying value of the net assets assigned to that reporting unit. NFP determined the fair value of its reporting units by blending two valuation approaches: supplementing the income approach with a market value approach. In order to determine the relative fair value of each of the reporting units the income approach was conducted first. These relative values were then scaled to the estimated market value of NFP as determined by the recent price range of the stock and the performance of NFP in relationship to comparable public companies.

Under the income approach, management used certain assumptions to determine the reporting unit’s fair value. The Company’s cash flow projections for each reporting unit were based on five-year financial forecasts. The five-year forecasts were based on quarterly financial forecasts developed internally by management for use in managing its business. The forecast generally translates into an assumption that the recessionary environment will continue through 2009, stabilize in 2010 and resume normalized long-term growth rates in 2011. Given the current economic environment, in conducting the income approach for the first quarter of 2009, NFP revised its cash flow projections for each reporting unit, leading to an overall downward adjustment as compared to those used in the fourth quarter. The significant assumptions of these five-year forecasts included quarterly revenue growth rates for various product categories, quarterly commission expense as a percentage of revenue and quarterly operating expense growth rates. The future cash flows were tax affected and discounted to present value using a blended discount rate, ranging from 11.77% to 12.57%. Since NFP retains a cumulative preferred position in its reporting units’ base earnings, NFP assigned a rate of return to that portion of its gross margin that would be represented by yields seen of preferred equity securities of 9.56%. For retained cash flows retained by NFP in excess of target earnings and below base earnings, NFP assigned a rate of return ranging from 13.4% to 17.0%. Terminal values for all reporting units were calculated using a Gordon growth methodology using a blended discount rate of 15.03% with a long-term growth rate of 3%. Given the current economic environment, in conducting the income approach for the first quarter of 2009, the discount rates used increased compared to those used in the fourth quarter.

On January 1, 2009, the Company adopted SFAS 157 for non-financial assets and liabilities, which emphasizes market-based measurement, rather than entity-specific measurement, in calculating reporting unit fair value. The Company conducted its impairment methodology in the first quarter of 2009 to incorporate information available from market participants about risks and other relevant factors. Significant market inputs that were considered include: NFP’s market value remaining below net book value for a sustained period, the recent performance of the Company in the current economic environment, discount rates that are risk adjusted to reflect both company-specific and market-based credit spreads and other relevant market data. Among other items, the market value reflected the stressed macroeconomic environment and its impact on the Company’s sales, particularly in the life insurance area, and the Company’s capital structure. In applying the market value approach, management derived an enterprise value of the Company as a whole as of March 31, 2009 taking into consideration market multiples, potential exit market participant synergies for the highest and best use of the assets, an appropriate equity premium and the current capital structure. The market value approach was used to derive the implied equity value of the entity as a whole which was then allocated to the individual reporting units based on the proportional fair value of each reporting unit derived using the income approach to the total entity fair value derived using the income approach.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2009—(Continued)

(Unaudited)

The fair value for each reporting unit under the income approach was then blended with the fair value for each reporting unit under a market value approach. Heavier weighting has been given to the market value approach to derive current period fair value for each reporting unit due to the continuing discrepancy between the valuation of the Company’s reporting units using an income approach and a market value approach.

If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired and NFP is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying value of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in a manner that is consistent with the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

As referenced above, the method to compute the amount of impairment incorporates quantitative data and qualitative criteria including new information and judgments that can dramatically change the decision about the valuation of an intangible asset in a very short period of time. The timing and amount of realized losses reported in earnings could vary if management’s conclusions were different. Any resulting impairment loss could have a material adverse effect on the Company’s reported financial position and results of operations for any particular quarterly or annual period.

Non-financial assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
($ in thousands)	Three Months Ended March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Book of Business	$123,796	$—	$—	$123,796	$(1,933)
Management Contract	285,996	—	—	285,996	(17,017)
Institutional customer relationships	12,211	—	—	12,211	—
Trade name	5,087	—	—	5,087	(5,163)
Goodwill	$52,532	$—	$—	$52,532	$(583,224)

In accordance with the provisions of SFAS 144, long-lived assets held and used with a carrying amount of $440.9 million were written down to their fair value of $422.0 million, resulting in an impairment charge of $18.9 million for amortizing intangibles, which was included in earnings for the three months ended March 31, 2009.

In accordance with the provisions of SFAS 142, goodwill and trade name of $646.0 million was written down to its implied fair value of $57.6 million, resulting in an impairment charge of $588.4 million, which was included in earnings for the three months ended March 31, 2009.

As previously stated in NFP’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 10-K”), NFP has been carefully monitoring both the expected future cash flows of its reporting units and its market capitalization for the purpose of assessing the carrying values of its goodwill and intangible assets. As further stated in the 2008 10-K, if the stock price remained below the net book value per share, or other negative business factors existed as outlined in SFAS 142, NFP may be required to perform another Step 1 analysis and potentially a Step 2 analysis, which could result in an impairment of up to the entire balance of the Company’s remaining goodwill; if NFP performed a Step 2 goodwill impairment analysis as defined by SFAS 142, it would also be required to evaluate its intangible assets for impairment under SFAS 144. As referenced in the 2008 10-K, NFP’s impairment analysis for the three months ended March 31, 2009 led to the impairment charge taken for the three months ended March 31, 2009.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2009—(Continued)

(Unaudited)

Note 6 - Borrowings

Credit Facility

NFP’s credit facility among NFP, the financial institutions party thereto and Bank of America, N.A., as administrative agent, is structured as a revolving credit facility and matures on August 22, 2011. NFP has previously amended its credit facility as described in its Annual Report on Form 10-K for the year ended December 31, 2008. Subsequent to the first quarter of 2009, NFP executed the third amendment to its credit facility (the “Third Amendment”). See also “Note 11—Subsequent Events—Third Amendment to the Credit Facility.”

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

After giving effect to the terms of the Third Amendment, as of March 31, 2009, the Company was in compliance with all of its debt covenants. Per the terms of its amended credit facility, the maximum consolidated leverage ratio, one of the Company’s most restrictive debt covenants, is required to be a maximum of 3.5 to 1.0 on the last day of the rolling four quarter period ended March 31, 2009. As of March 31, 2009, the consolidated leverage ratio was 2.7. However, if the Company’s earnings deteriorate, it is possible that NFP will fail to comply with the terms of its credit facility in the future, such as the consolidated leverage ratio covenant, and therefore be in default under the credit facility. Upon the occurrence of such event of default, the majority of lenders under the credit facility could cause amounts currently outstanding to be declared immediately due and payable. Such an acceleration could trigger “cross acceleration provisions” under NFP’s indenture governing the notes; see “—Convertible Senior Notes” below.

As of March 31, 2009, the year-to-date weighted average interest rate for NFP’s credit facility was 3.96%. The combined weighted average of the credit facility in the prior year period was 5.38%.

NFP had balances of $148.0 million outstanding under its credit facility as of March 31, 2009 and a balance of $174.0 million as of March 31, 2008.

Convertible Senior Notes

In January 2007, NFP issued $230.0 million (including over-allotment) aggregate principal amount of 0.75% convertible senior notes due February 1, 2012 (the “notes” or the “convertible senior notes”). The notes are senior unsecured obligations and rank equally with NFP’s existing or future senior debt and senior to any subordinated debt. The notes will be structurally subordinated to all existing or future liabilities of NFP’s subsidiaries and will be effectively subordinated to existing or future secured indebtedness to the extent of the value of the collateral. The notes were used to pay the net cost of the convertible note hedge and warrant transactions, repurchase 2.3 million shares of NFP’s common stock from Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. (collectively, “Apollo”) and to repay a portion of outstanding amounts of principal and interest under NFP’s credit facility.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2009—(Continued)

(Unaudited)

Holders may convert their notes at their option on any day prior to the close of business on the scheduled trading day immediately preceding December 1, 2011 only under the following circumstances: (1) during the five business-day period after any five consecutive trading-day period (the “measurement period”) in which the price per note for each day of that measurement period was less than 98% of the product of the last reported sale price of NFP’s common stock and the conversion rate on each such day; (2) during any calendar quarter (and only during such quarter) after the calendar quarter ended March 31, 2007, if the last reported sale price of NFP’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (3) upon the occurrence of specified corporate events. The notes are convertible, regardless of the foregoing circumstances, at any time from, and including, December 1, 2011 through the second scheduled trading day immediately preceding the maturity date. Default under the credit facility resulting in its acceleration would, subject to a 30-day grace period, trigger a default under the supplemental indenture governing the notes, in which case the trustee under the notes or holders of not less than 25% in principal amount of the outstanding notes could declare the principal of and accrued and unpaid interest on all such notes to be due and payable immediately.

Upon conversion, NFP will pay, at its election, cash or a combination of cash and common stock based on a daily conversion value calculated on a proportionate basis for each trading day of the relevant 20 trading day observation period. The initial conversion rate for the notes was 17.9791 shares of common stock per $1,000 principal amount of notes, equivalent to a conversion price of approximately $55.62 per share of common stock. The conversion price is subject to adjustment in some events but is not adjusted for accrued interest. As of March 31, 2009 the conversion rate for the notes is 18.0679 shares of common stock per $1,000 principal amount of notes, equivalent to a conversion price of approximately $55.35 per share of common stock. In addition, if a “fundamental change” (as defined in the First Supplemental Indenture governing the notes) occurs prior to the maturity date, NFP will, in some cases and subject to certain limitations, increase the conversion rate for a holder that elects to convert its notes in connection with such fundamental change.

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2009—(Continued)

(Unaudited)

Adoption of FSP APB 14-1

On January 1, 2009, NFP adopted FSP APB 14-1. The provisions of FSP APB 14-1 apply to NFP’s convertible senior notes. FSP APB 14-1 requires NFP to separate the convertible senior notes into two separate components: a non-convertible note and a conversion option. As a result, NFP is required to recognize interest expense on its convertible senior notes at their non-convertible debt borrowing rate (6.62%) rather than at their stated face rate (0.75%). With the change in accounting principle required by the adoption of FSP APB 14-1, NFP is required to amortize to interest expense the excess of the principal amount of the liability component of its notes over the carrying amount using the interest method, as described in paragraph 15 of APB Opinion No. 21, “Interest on Receivables and Payables,” and the non-cash portion of interest expense relating to the discount on the notes is now recognized as a charge to earnings. FSP APB 14-1 does not have any impact on cash payments or obligations due under the terms of the notes. NFP adopted FSP APB 14-1 on January 1, 2009 and as required, comparative financial statements of prior years have been adjusted to apply its provisions retrospectively. For more detail on the effects of the change in accounting principle see “Note 2—Summary of Significant Accounting Policies—Recently Adopted Accounting Standards.”

As of March 31, 2009 the net carrying amount of the notes was $196.2 million and the unamortized discount of the notes within additional paid-in capital was $33.8 million. As of December 31, 2008 the net carrying amount of the notes was $193.5 million and the unamortized discount was $36.5 million. As of March 31, 2009 and December 31, 2008 the principal amount of the notes was $230.0 million. The discount on the notes is being amortized over the life of the notes and as of March 31, 2009 the amortization period has 34 months remaining. The effective interest rate on the notes is 6.62%. For the three months ended March 31, 2009, the amount of interest expense incurred by NFP relating to the notes for cash interest paid and for the amortization of the discount is approximately $3.2 million.

As of March 31, 2009 the conversion rate for the notes is 18.0679 shares of common stock per $1,000 principal amount of notes, equivalent to a conversion price of approximately $55.35 per share of common stock. As of March 31, 2009 the instrument’s converted value did not exceed its principal amount of $230.0 million.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2009—(Continued)

(Unaudited)

Note 7 - Stockholders’ Equity

The changes in stockholders’ equity and comprehensive income during the three months ended March 31, 2009 are summarized as follows:

(in thousands)	Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2008	$4,388	$881,458	$97,178	$(159,456)	$(50)	$823,518
Common stock issued for:	—	—	—	—	—	—
Acquisitions	—	—	—	—	—	—
Contingent consideration	—	—	—	—	—	—
Incentive payments	—	—	—	—	—	—
Other	—	—	—	—	—	—
Common stock repurchased	—	—	—	—	—	—
Tax benefit from purchase of call options	—	17	—	—	—	17
Stock issued through Employee Stock Purchase Plan	—	(1,690)	—	1,926	—	236
Stock-based awards exercised/lapsed, including tax benefit	18	(2,795)	—	—	—	(2,777)
Shares cancelled to pay withholding taxes	—	(147)	—	—	—	(147)
Amortization of unearned stock-based compensation, net of cancellations	—	2,488	—	—	—	2,488

Dividend Equivalents of stock-based awards	—	—	(51)	—	—	(51)

Components of comprehensive income (loss):
Translation adjustments, net of tax effect of $22	—	—	—	—	(41)	(41)
Net (Loss)	—	—	(515,799)	—	—	(515,799)

Comprehensive income	—	—	—	—	—	(515,840)

Balance at March 31, 2009	$4,406	$879,331	$(418,672)	$(157,530)	$(91)	$307,444

Stock-based compensation

The Company is authorized under its various Stock Incentive Plans to grant options, stock appreciation rights, restricted stock, restricted stock units and performance stock units to officers, employees, principals and/or certain entities they own, independent contractors, consultants and non-employee directors.

Stock-based compensation expense was $2.5 million and $3.2 million for the three months ended March 31, 2009 and 2008, respectively.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2009—(Continued)

(Unaudited)

Summarized below is the amount of stock-based compensation allocated between cost of services and corporate and other expenses in the consolidated statements of income.

	Three Months Ended March 31,
(in thousands)	2009	2008
Cost of services:
Operating expenses	$926	$983
Management fees	402	365
Corporate and other expenses:
General and administrative	1,160	1,855

Total stock-based compensation cost	$2,488	$3,203

Employee Stock Purchase Plan

Effective January 1, 2007, NFP established an Employee Stock Purchase Plan (“ESPP”). The ESPP is designed to encourage the purchase of common stock by NFP’s employees, further aligning interests of employees and stockholders and providing incentive for current employees. Up to 3,500,000 shares of common stock are currently available for issuance under the ESPP. The ESPP enables all regular and part-time employees who have worked with NFP for at least one year to purchase shares of NFP common stock through payroll deductions of any whole dollar amount of eligible compensation, up to an annual maximum of $10,000. The employees’ purchase price is 85% of the lesser of the market price of the common stock on the first business day or the last business day of the quarterly offering period. The Company recognizes compensation expense related to the compensatory nature of the discount given to employees who participate in the ESPP, which totaled $0.2 million and $0.1 million for the three months ended March 31, 2009 and 2008, respectively.

Summarized ESPP information is as follows:

(in thousands, except per share amounts)	For the Period Ended March 31, 2009
Purchase price per share	$2.72
Shares to be acquired	116
Employee contributions	316
Stock compensation expense recognized	$209

Note 8 - Non-Cash Transactions

The following non-cash transactions occurred during the periods indicated:

	Three Months Ended March 31,
(in thousands)	2009	2008
Stock issued as consideration for acquisitions	$—	$12,035
Net assets acquired (liabilities assumed) in connection with acquisitions	(54)	37
Stock issued as incentive compensation	—	2,710
Stock repurchased, note receivable and satisfaction of an accrued liability in connection with divestitures of acquired firms	—	317
Stock repurchased in exchange for satisfaction of a note receivable, due from principal and/or certain entities they own and other assets	—	88
Excess (reduction in) tax benefit from stock-based awards exercised/lapsed, net	(2,777)	(929)
Accrued liability for contingent consideration	$765	$12,926

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2009—(Continued)

(Unaudited)

Note 9 - Commitments and Contingencies

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

The Company cannot predict at this time the effect that any current or future regulatory activity, investigations or litigation will have on its business. Given the current regulatory environment and the number of its subsidiaries operating in local markets throughout the country, it is possible that the Company will become subject to further governmental inquiries and subpoenas and have lawsuits filed against it. In addition, the stock market has recently experienced significant price and volume fluctuations. When the market price of a company’s stock drops significantly, shareholders may institute securities class action litigation against that company. Any litigation against NFP could cause it to incur substantial costs, divert the time and attention of management and other resources, or otherwise harm the Company’s business. The Company’s ultimate liability, if any, in connection with these matters and any possible future such matters is uncertain and subject to contingencies that are not yet known.

Contingent consideration arrangements

The maximum contingent payment which could be payable as purchase consideration based on commitments outstanding as of March 31, 2009 is as follows:

(in thousands)	2009	2010	2011	2012	Thereafter
Maximum contingent payments payable as purchase consideration	$80,798	$121,826	$78,644	$241	$400

Performance incentives

Management fees include an accrual for certain performance-based incentive amounts payable under NFP’s ongoing incentive program. Incentive amounts are paid in a combination of cash and NFP’s common stock. In addition to the incentive award, NFP pays an additional cash incentive equal to 50% of the incentive award elected to be received in the form of NFP’s stock. This election is made subsequent to the completion of the incentive period. For firms that began their incentive period prior to January 1, 2005, the principal can elect from 0% to 100% to be paid in NFP’s common stock. No accrual is made for these additional cash incentives until the related election is made. However, for firms beginning their incentive period on or after January 1, 2005 (with the exception of Highland Capital Holding Corporation firms which completed this incentive period in 2008), the principal is required to take a minimum of 30% (maximum 50%) of the incentive award in common stock. The Company accrues on a current basis for these firms the additional cash incentive (50% of the stock portion of the award) based upon the principal’s election or the minimum percentage required to be received in NFP stock. As of March 31, 2009, the maximum additional payment for this cash incentive that could be payable for all firms was approximately $0.4 million.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2009—(Continued)

(Unaudited)

2009 Principal Incremental Incentive Plan

For the year beginning January 1, 2009, NFP instituted the 2009 Principal Incremental Incentive Plan (the “2009 Plan”). The terms of the 2009 Plan provide that if NFP’s “same store” gross margin increases in 2009 relative to 2008, NFP will fund a new incentive pool (the “2009 Incentive Pool”) which will be equal to 50% of NFP’s “same store” gross margin increase. Generally, the 2009 Incentive Pool will be allocated pro rata with each firm’s contribution to “same store” gross margin growth. As of March 31, 2009 the Company has not accrued any amounts relating to the 2009 Plan.

Self insured medical plan

Effective January 1, 2008, the Company is primarily self insured for medical insurance benefits provided to employees, and purchases insurance to protect the Company against claims, both on an individual and in aggregate basis, above certain levels. A health insurance carrier adjudicates and processes employee claims and is paid a fee for these services. The Company reimburses the health insurance carrier for paid claims. The Company estimates its exposure for claims incurred but not paid using historical census and other information provided by its health insurance carrier and other professionals. The Company has $2.9 million accrued for self insurance liabilities at March 31, 2009.

Deferred compensation plan

On March 25, 2009, NFP amended and restated its non-qualified deferred compensation plan for a select group of management and highly compensated employees of NFP, NFP Securities, Inc. and NFP Insurance Services, Inc. The plan is designed to aid NFP in retaining and attracting executive employees by providing them with tax-deferred savings opportunities. Under the plan, participants may elect to defer receipt of a portion of their annual eligible compensation. Amounts deferred under the plan are invested at the direction of the participant. NFP may make a matching contribution of up to 50% of the first 6% of the participant’s eligible compensation, not to exceed the participant’s deferred amounts. Matching contributions, if any, are credited to the participant’s deferral account as of the last day of each plan year. 50% of all matching contributions, plus an additional amount equal to 10% of such matching contributions is deemed to be invested in an NFP stock fund, and the remaining 50% of the matching contributions is allocated to other hypothetical investments selected by the participant. The participants are 100% vested in their deferred amounts at all times. Matching contributions shall vest based on a participant’s number of years of service. Subject to the terms of the plan, distributions from a participant’s deferral account will occur upon the end of the deferral period, upon death or disability, upon the occurrence of unforeseeable emergencies or upon separation of service. A maximum of 25% of deferred compensation may be invested in the NFP stock fund. 50% of future matching contributions, if any, shall be required to be invested in the NFP stock fund. As of March 31, 2009, the Company’s deferred compensation liability balance was $1.4 million. As of March 31, 2008, the Company’s deferred compensation liability balance was $0.3 million. NFP has decided that no matching contributions will be made for base compensation or incentive compensation earned for service in 2009.

Note 10 – Subsequent Events

Third Amendment to the Credit Facility

On May 6, 2009, NFP entered into the Third Amendment of its credit facility. Pursuant to the Third Amendment, the definition of EBITDA has been amended to expressly provide that the non-cash impairment of goodwill and intangible assets associated with the Company’s evaluation of intangible assets for the first quarter of 2009 in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS No. 142, “Goodwill and Other Intangible Assets” will be disregarded in the calculation of EBITDA.

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

Executive Overview

The Company is a leading independent distributor of financial services products primarily to high net worth individuals and companies. Founded in 1998 and commencing operations on January 1, 1999, NFP has grown internally and through acquisitions and as of March 31, 2009, operates a national distribution network with over 170 firms. During the three months ended March 31, 2009, revenue decreased $69.4 million, or 24.2%, to $217.0 million from $286.4 million during the three months ended March 31, 2008. The Company experienced a net loss of $515.8 million for the three months ended March 31, 2009, a decrease of $524.3 million from net income of $8.5 million during the three months ended March 31, 2008. The net loss was due to a substantial increase in the level of impairment of goodwill and intangible assets from $2.1 million for the three months ended March 31, 2008 to $607.3 million for the three months ended March 31, 2009. Excluding the after tax impact of impairments, the net income decline was a result of lower revenue partially offset by declines in cost of services and general and administrative expense.

The Company’s firms earn revenue that consists primarily of commissions and fees earned from the sale of financial products and services to their clients. The Company’s firms also incur commissions and fees expense and operating expense in the course of earning revenue. NFP pays management fees to non-employee principals of its firms and/or certain entities they own based on the financial performance of each respective firm. The Company refers to revenue earned by the Company’s firms less the expenses of its firms, including management fees, as gross margin. The Company excludes amortization and depreciation from gross margin. These amounts are separately disclosed as part of Corporate and other expenses. Management uses gross margin as a measure of the performance of the firms that the Company has acquired. Gross margin declined from $49.5 million, or 17.3% of revenue, during the three months ended March 31, 2008 to $36.9 million, or 17.0% of revenue, during the three months ended March 31, 2009. Gross margin percentage remained largely stable despite the decrease in revenue as a result of the variable components of the Company’s cost structure.

The Company’s gross margin is offset by expenses that NFP incurs at the corporate level, including corporate and other expenses. Corporate and other expenses increased from $24.5 million during the three months ended March 31, 2008 to $633.6 million during the three months ended March 31, 2009. Corporate and other expenses include general and administrative expense, amortization, depreciation, impairment of goodwill and intangible assets, and loss (gain) on sale of subsidiaries. General and administrative expense includes the operating expenses of NFP’s corporate headquarters and a portion of stock-based compensation. General and administrative expense declined from $16.2 million during the three months ended March 31, 2008 to $12.6 million during the three months ended March 31, 2009. General and administrative expense as a percentage of revenue increased to 5.8% during the three months ended March 31, 2009 from 5.7% during the three months ended March 31, 2008.

During the first quarter of 2009, the Company recognized an impairment charge of $607.3 million. This represented a significant increase from impairments of $2.1 million in the prior year period. The increase in the first quarter impairment charge was a result of the completion of the Company’s most recent impairment analysis. The impairment recorded in the quarter reflected the incorporation of market data, including NFP’s market value which has remained below net book value for a sustained period, the recent performance of the Company in the current economic environment, discount rates that are risk adjusted to reflect both company-specific and market-based credit spreads and other relevant market data. Among other items, the market value reflected the stressed macroeconomic environment and its impact on the Company’s sales, particularly in the life insurance area, and the Company’s capital structure. As a result, the Company recognized an additional charge of $605.2 million in the quarter as compared to the corresponding prior year period.

Many external factors affect the Company’s revenue and profitability, including economic and market conditions, legislative and regulatory developments and competition. Because many of these factors are unpredictable and generally beyond the Company’s control, the Company’s revenue and earnings will fluctuate from year to year and quarter to quarter. In the first quarter of 2009, the decline in gross margin reflected the challenging economic environment which worsened in the latter part of 2008 and continued in early 2009. The revenue declines were concentrated in life insurance sales. Revenue declined in corporate and executive benefits and financial planning and investment advisory revenue but at a much lower rate than in life insurance.

The disruption in the global credit markets and the deterioration of the financial markets generally has created increasingly difficult conditions for companies in the financial services industry. In particular, the deterioration in the economy that occurred during the latter part of 2008 continued during the first three months of 2009. Continued volatility and a recessionary environment may reduce the demand for the Company’s services or the products the Company distributes and could negatively affect the Company’s results of operations and financial condition. The potential for a significant insurer to fail or withdraw from writing certain types of insurance the Company currently offers its customers could negatively impact the availability of certain types of insurance and represent potentially reduced revenue and profitability for the Company.

In light of the current financial environment, NFP has taken certain steps to streamline operations and conserve available cash and continues to explore further expense reductions. With the exception of certain sub-acquisitions, NFP does not anticipate completing acquisitions until market conditions and financial results stabilize.

Acquisitions

While acquisitions remain a component of the Company’s business strategy over the long term, NFP suspended acquisition activity (with the exception of certain sub-acquisitions) in the latter part of 2008 in order to conserve cash. NFP will continue to reassess the market and economic environment. Under NFP’s typical acquisition structure, NFP acquires 100% of the equity of businesses that distribute financial services products on terms that are relatively standard across its acquisitions. To determine the acquisition price, NFP’s management first estimates the annual operating cash flow of the business to be acquired based on current levels of revenue and expense. For this purpose, management defines operating cash flow as cash revenue of the business less cash and non-cash expenses, other than amortization, depreciation and compensation to the business’ owners or individuals who subsequently become principals. Management refers to this estimated annual operating cash flow as “target earnings.” Typically, the acquisition price is a multiple (generally in a range of five to six times) of a portion of the target earnings, which management refers to as “base earnings.” Under certain circumstances, NFP has paid multiples in excess of six times based on the unique attributes of the transaction that in the Company’s view justify the higher value. Base earnings averaged 54% of target earnings for all firms owned at March 31, 2009. In determining base earnings, management focuses on the recurring revenue of the business. Recurring revenue refers to revenue from sales previously made (such as renewal commissions on insurance products, commissions and administrative fees for ongoing benefit plans and mutual fund trail commissions) and fees for assets under management.

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

Substantially all of NFP’s acquisitions have been paid for with a combination of cash and NFP common stock, valued at the fair market value at the time of acquisition. NFP typically requires its principals to take at least 30% of the total acquisition price in NFP common stock. However, in transactions involving institutional sellers, the purchase price typically consists of substantially all cash. Through March 31, 2009, principals have taken on average approximately 34% of the total acquisition price in NFP common stock. The following table shows acquisition activity (including sub-acquisitions) in the period:

(in thousands, except number of acquisitions)	Three Months Ended March 31, 2009
Number of acquisitions closed	1
Consideration:
Cash	$279
Common stock	—
Other (1)	186

$465

(1)	Represents obligations of the Company associated with this acquisition.

Although management believes that NFP will continue to have opportunities to complete a similar number of acquisitions once market conditions stabilize, there can be no assurance that NFP will be successful in identifying and completing acquisitions. Any change in the Company’s financial condition or in the environment of the markets in which the Company operates could impact its ability to source and complete acquisitions.

Restructures and Disposals

Certain businesses acquired by NFP have been adversely affected by changes in the markets served, necessitating a change in the economic relationship between NFP and the principals. For the three months ended March 31, 2009, NFP has restructured 18 transactions, of which 14 transactions had not been previously restructured. These restructures generally result in either temporary or permanent reductions in base and target earnings and/or changes in the ratio of base to target earnings and the principals typically paying cash, surrendering NFP common stock, issuing notes or other concessions by principals. As part of the restructures that occurred during the first quarter of 2009, the Company received greater operating control over the restructured firms, including expense control and limitations on management fee advances. Such restructures are an indicator of a need to assess whether an impairment exists. See “—Expenses—Corporate and other expenses—Impairment of goodwill and intangible assets.”

At times, the Company may dispose of firms, certain business units within a firm or firm assets for one or more of the following reasons: non-performance, changes resulting in firms no longer being part of the Company’s core business, change in competitive environment, regulatory changes, the cultural incompatibility of an acquired firm’s management team with the Company, change of business interests of a principal or other issues personal to a principal. In certain instances NFP may sell operating companies back to the principal(s). Principals generally buy back businesses by surrendering all of their NFP common stock and paying cash or issuing NFP a note. For the three months ended March 31, 2009, NFP has disposed of two firms and certain assets of a third firm.

Revenue

The Company’s firms generate revenue primarily from the following sources:

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

Although NFP’s operating history is limited, historically a significant number of its firms earn approximately 65% to 70% of their revenue in the first three quarters of the year and approximately 30% to 35% of their revenue in the fourth quarter. In 2008, NFP earned 26% of its revenue in the fourth quarter. The Company believes that the continuation of this difficult economic environment punctuated by a deterioration in credit and liquidity, investment losses and a reduction in consumer confidence may result in a change in this historical pattern for the year ended December 31, 2009, as was the case for the year ended December 31, 2008.

Expenses

The following table sets forth certain expenses as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2009	2008
Total revenue	100.0%	100.0%
Cost of services:
Commissions and fees	28.8	33.6
Operating expenses	43.8	36.3
Management fees	10.4	12.8

Total cost of services (excludes items shown separately below)	83.0	82.7

Gross margin	17.0	17.3
Corporate and other expenses:
General and administrative	5.8	5.7
Amortization	4.4	3.4
Depreciation	1.6	1.1
Impairment of goodwill and intangible assets	279.9	0.7
Loss (gain) on sale of subsidiaries	0.3	(2.3)

Total corporate and other expenses	292.0%	8.6%

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

Management fees. NFP pays management fees to the principals of its firms and/or certain entities they own based on the financial performance of the firms they manage. NFP typically pays a portion of the management fees monthly in advance. Once NFP receives cumulative preferred earnings (base earnings) from a firm, the principals and/or entity the principals own will earn management fees equal to earnings above base earnings up to target earnings. An additional management fee is paid in respect of earnings in excess of target earnings based on the ratio of base earnings to target earnings. For example, if base earnings equal 40% of target earnings, NFP receives 40% of earnings in excess of target earnings and the principals and/or the entities they own receives 60%. A majority of the Company’s acquisitions have been completed with a ratio of base earnings to target earnings of 50%. Management fees also include an accrual for certain performance-based incentive amounts payable under NFP’s ongoing incentive plan. Incentive amounts are paid in a combination of cash and NFP’s common stock. In addition to the incentive award, NFP pays an additional cash incentive equal to 50% of the incentive award elected to be received in NFP common stock. This election is made subsequent to the completion of the incentive period. For firms that began their incentive period prior to January 1, 2005, the principal could elect from 0% to 100% to be paid in NFP’s common stock. No accrual is made for these additional cash incentives until the incentive award is earned and the related election is made. However, for firms beginning their incentive period on or after January 1, 2005 (with the exception of Highland Capital Holding Corporation firms which completed this incentive period in 2008), the principal is required to take a minimum of 30% (maximum 50%) of the incentive award in NFP common stock. The Company accrues on a current basis for these firms the additional cash incentive (50% of the stock portion of the award based upon the principal’s election) on the minimum percentage required to be received in company stock. Currently, NFP has elected to pay all incentive awards under this plan in cash. Management fees are reduced by amounts paid by the principals and/or certain entities they own under the terms of the management agreement for capital expenditures, including sub-acquisitions, in excess of $50,000. These amounts may be paid in full or over a mutually agreeable period of time and are recorded as a “deferred reduction in management fees.” Amounts recorded in deferred reduction in management fees are amortized as a reduction in management fee expense generally over the useful life of the asset. The ratio of management fees to gross margin before management fees is dependent on the percentage of total earnings of the Company’s firms capitalized by the Company, the performance of the Company’s firms relative to base earnings and target earnings, the growth of earnings of the Company’s firms in the periods after their first three years following acquisition and the earnings of NFPISI, NFPSI, and a small number of firms without a principal, from which no management fees are paid. Due to NFP’s cumulative preferred position, if a firm produces earnings below target earnings in a given year, NFP’s share of the firm’s total earnings would be higher for that year. If a firm produces earnings at or above target earnings, NFP’s share of the firm’s total earnings would be equal to the percentage of the earnings capitalized by NFP in the initial transaction, less any percentage due to additional management fees earned under the ongoing incentive plan. The Company records share-based payments related to principals as management fees which are included as a component of cost of services.

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

The Company uses gross margin before management fees and gross margin before management fees as a percentage of total revenue to evaluate how the Company’s business is performing before giving consideration to a principal’s participation in their firm’s earnings. This measure is one for which the principal is compensated and reflects the principal’s performance and is a result of their direct operating authority and control. Management fees, as a percentage of gross margin before management fees is a measure that management uses to evaluate how much of the Company’s margin and margin growth is being shared with principals. This management fee percentage is a variable, not a fixed, ratio. Management fees, as a percentage of gross margin before management fees will fluctuate based upon the aggregate mix of earnings performance by individual firms. It is based on the percentage of the Company’s earnings that are capitalized at the time of acquisition, the performance relative to NFP’s preferred position in the earnings and the growth of the individual firms and in the aggregate. Management fees may be higher during periods of strong growth due to the increase in incentive accruals. Higher firm earnings will generally be accompanied by higher incentive accruals. Where firm earnings decrease, management fees and management fee percentage may be lower as incentive accruals are either reduced or eliminated. Further, since NFP retains a cumulative preferred interest in base earnings the relative percentage of management fees generally decreases as firm earnings decline. For firms that do not achieve base earnings, principals earn no management fee. Thus, a principal generally earns more management fees only when firm earnings grow and, conversely, principals earn less when earnings decline. This structure provides the Company with protection against earnings shortfalls through reduced management fee expense, and its efficacy has been illustrated during the decline in earnings experienced in the last several quarters. In this manner the interests of the principals and shareholders remain aligned.

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

Management fees were 37.9% of gross margin before management fees for the three months ended March 31, 2009 compared with 42.6% for the three months ended March 31, 2008. As gross margin before management fees as a percentage of total revenue has decreased, the principals’ percentage participation in these earnings has also declined.

	Three Months Ended March 31,
	2009	2008
(dollars in thousands)
Revenue:
Commissions and fees	$216,981	$286,396
Cost of services:
Commissions and fees	62,401	96,280
Operating expenses (1)	95,191	103,839

Gross margin before management fees	59,389	86,277
Management fees	22,507	36,769

Gross margin	$36,882	$49,508

Gross margin as percentage of total revenue	17.0%	17.3%
Gross margin before management fees as a percentage of total revenue	27.4%	30.1%
Management fees, as a percentage of gross margin before management fees	37.9%	42.6%

(1)	Excludes amortization and depreciation which are shown separately under Corporate and other expenses.

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

A two-step impairment test is performed on goodwill. In the first step, NFP compared the fair value of each reporting unit to the carrying value of the net assets assigned to that reporting unit. NFP determined the fair value of its reporting units by blending two valuation approaches: supplementing the income approach with a market value approach. In order to determine the relative fair value of each of the reporting units the income approach was conducted first. These relative values were then scaled to the estimated market value of NFP as determined by the recent price range of the stock and the performance of NFP in relationship to comparable public companies.

If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to that reporting unit, goodwill is not impaired and NFP is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying value of the goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in a manner that is consistent with the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

As referenced above, the method to compute the amount of impairment incorporates quantitative data and qualitative criteria including new information and judgments that can dramatically change the decision about the valuation of an intangible asset in a very short period of time. The timing and amount of realized losses reported in earnings could vary if management’s conclusions were different. Any resulting impairment loss could have a material adverse effect on the Company’s reported financial position and results of operations for any particular quarterly or annual period.

As previously stated in NFP’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 10-K”), NFP has been carefully monitoring both the expected future cash flows of its reporting units and its market capitalization for the purpose of assessing the carrying values of its goodwill and intangible assets. As further stated in the 2008 10-K, if the stock price remained below the net book value per share, or other negative business factors existed as outlined in SFAS 142, NFP may be required to perform another Step 1 analysis and potentially a Step 2 analysis, which could result in an impairment of up to the entire balance of the Company’s remaining goodwill; if NFP performed a Step 2 goodwill impairment analysis as defined by SFAS 142, it would also be required to evaluate its intangible assets for impairment under SFAS 144. NFP’s impairment analysis for the three months ended March 31, 2009, consistent with the analysis previously stated in the 2008 10-K, led to the impairment charge taken for the three months ended March 31, 2009.

Loss (gain) on sale of subsidiaries. From time to time, NFP has disposed of acquired firms or certain assets of acquired firms. In these dispositions, NFP may realize a gain or loss on the sale of the acquired firms or certain assets of acquired firms.

Recently Adopted Accounting Standards

On January 1, 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No. 141 (revised 2007), “Business Combinations,” (“SFAS 141R”). SFAS 141R requires that upon initially obtaining control, the acquiring entity in a business combination must recognize 100% of the fair value of the acquired assets, including goodwill and assumed liabilities, with only limited exceptions even if the acquirer has not acquired 100% of its target. Contingent consideration arrangements are now fair valued at the acquisition date and included on that basis in the purchase price consideration. The recognition of continent consideration at a later date when the amount of that consideration is determinable beyond a reasonable doubt will no longer be applicable. All transaction costs are now expensed as incurred. On April 1, 2009, the FASB issued Staff Position FAS No. 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” which is effective January 1, 2009, and amends the guidance in SFAS 141R to require that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If the acquisition date fair value of an asset acquired or a liability assumed that arises from a contingency cannot be determined, the asset or liability would be recognized in accordance with FASB Statement No. 5, “Accounting for Contingencies” (“SFAS 5”), and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss.” If the fair value is not determinable and the SFAS 5 criteria are not met, no asset or liability would be recognized.

On January 1, 2009 the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 provides guidance for entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners separately within the consolidated statement of financial position within equity, but separate from the parent’s equity and separately on the face of the consolidated statement of operations. Further, the statement provides guidance that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary should be accounted for consistently and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary should be initially measured at fair value. The adoption of SFAS 160 did not have a material impact on the Company.

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

Three months ended March 31, 2009 compared with three months ended March 31, 2008

The following table provides a comparison of the Company’s revenue and expenses for the periods presented:

	For the Three Months Ended March 31,
	2009	2008	$ Change	% Change
	(in millions)
Statement of Operations Data:
Revenue:
Commissions and fees	$217.0	$286.4	$(69.4)	(24.2)%
Cost of services:
Commissions and fees	62.4	96.3	(33.9)	(35.2)
Operating expenses (1)	95.2	103.8	(8.6)	(8.3)
Management fees	22.5	36.8	(14.3)	(38.9)

Total cost of services	180.1	236.9	(56.8)	(24.0)

Gross margin	36.9	49.5	(12.6)	(25.5)
Corporate and other expenses:
General and administrative	12.6	16.2	(3.6)	(22.2)
Amortization	9.6	9.7	(0.1)	(1.0)
Depreciation	3.5	3.1	0.4	(12.9)
Impairment of goodwill and intangible assets	607.3	2.1	605.2	NM
Loss (gain) on sale of subsidiaries	0.6	(6.6)	7.2	(109.1)

Total corporate and other expenses	633.6	24.5	609.1	NM

Income from operations	(596.7)	25.0	(621.7)	NM
Interest and other income	1.8	1.5	0.3	20.0
Interest and other expense	(5.4)	(5.6)	0.2	(3.6)

Net interest and other	(3.6)	(4.1)	0.5	(12.2)
Income before income taxes	(600.3)	20.9	(621.2)	NM
Income tax (benefit) expense	(84.5)	12.4	(96.9)	NM

Net (loss) income	$(515.8)	$8.5	$(524.3)	NM %

NM indicates amount is not meaningful
(1)	Excludes amortization and depreciation which are shown separately under Corporate and other expenses.

Summary

Net loss. The company recorded a net loss of $515.8 million in the three months ended March 31, 2009 compared with net income of $8.5 million in the three months ended March 31, 2008. The net loss was mainly due to a substantial increase in the level of impairment of goodwill and intangible assets from $2.1 million for the three months ended March 31, 2008 to $607.3 million for the three months ended March 31, 2009. Excluding the after-tax impact of impairments, the net income decline was a result of lower revenue partially offset by declines in cost of services and general and administrative expense.

Revenue

Commissions and fees. Commissions and fees decreased $69.4 million, or 24.2%, to $217.0 million in the three months ended March 31, 2009 compared with $286.4 million in the same period last year. Commissions and fees generated from new acquisitions totaled $3.6 million in the three months ended March 31, 2009, which was largely offset by a $73.0 million decline in revenue at existing firms. Also included in the decline in revenue at existing firms was a decrease in revenue resulting from firms disposed subsequent to the first quarter of 2008 totaling $10.5 million. Retail life, life brokerage and life settlements revenue during the first quarter of 2009 continued to be negatively impacted by the broader economic environment. In addition to concentrated decreases in retail life, life brokerage and life settlements revenue, the Company also experienced less severe declines in corporate and executive benefits revenue, as some clients reduced benefits offered to employees due to cost-cutting measures and rising unemployment, and financial planning and investment advisory revenue, as fees for assets under management declined with declining market values, quarter over quarter.

Cost of services

Commissions and fees. Commissions and fees expense decreased $33.9 million, or 35.2%, to $62.4 million in the three months ended March 31, 2009 compared with $96.3 million in the same period last year. New acquisitions accounted for an increase of $0.2 million in commissions and were largely offset by an $34.1 million decline in commissions at existing firms. As a percentage of revenue, commissions and fees expense was 28.8% in the three months ended March 31, 2009 compared with 33.6% in the same period last year. The sharp decline in commissions and fees expense both in dollars and as a percentage of revenue was largely attributable to the decline in revenue particularly in retail life products, life brokerage and life settlements, which typically have higher commission payouts. Partially offsetting the decline in commission expense of $33.9 million or 35.2% was a slight increase in commission expense for benefits and executive benefits related products.

Operating expenses. Operating expenses decreased $8.6 million, or 8.3%, to $95.2 million in the three months ended March 31, 2009 compared with $103.8 million in the same period last year. Approximately $10.1 million of the decrease in operating expenses was from existing firms which was offset by a $1.4 million increase in operating expenses from new acquisitions. As a percentage of revenue, operating expenses increased to 43.8% in the three months ended March 31, 2009 from 36.3% during the prior year period. The decline in operating expenses at existing firms was largely a result of cost reduction initiatives across the firms. Personnel and related costs continue to comprise more than 60% of firm operating expenses and account for nearly 34% of the operating expense decline in the quarter over quarter comparison largely as a result of headcount reductions and reductions in commission payments among employee producers. The increase in operating expenses as a percentage of revenue was largely a result of the sharp decline in revenue concentrated in retail life, life brokerage and life settlements. Stock-based compensation to firm employees and for firm activities included in operating expenses as a component of cost of services in the first quarter of 2009 was $0.9 million compared to $1.0 million in the first quarter of 2008.

Management fees. Management fees decreased $14.3 million, or 38.9%, to $22.5 million in the three months ended March 31, 2009 compared with $36.8 million in the three months ended March 31, 2008. Management fees were 37.9% of gross margin before management fees in the three months ended March 31, 2009 compared with 42.6% in the same period last year. Management fees as a percentage of revenue decreased to 10.4% in the three months ended March 31, 2009 from 12.8% in the same period last year. Included in management fees was a $0.3 million reduction of the accrual for ongoing incentive plans in the first quarter of 2009 compared with an increase in the accrual of $1.1 million in the first quarter of 2008. Incentive accruals will vary from period to period based on the mix of firms participating in the program and the volatility of their earnings. The decrease in management fees as a percentage of gross margin before management fees reflects the lower level of firm earnings as well as the higher economic ownership percentages of firms acquired in recent years. In aggregate, the higher ratio of base to target earnings of 54% in the three months ended March 31, 2009 as compared to 52% as of March 31, 2008, was largely as a result of firm restructures. In addition, management fees included $0.4 million of stock-based compensation expense in both the three months ended March 31, 2009 and for the three months ended March 31, 2008.

Gross margin. Gross margin decreased $12.6 million, or 25.5%, to $36.9 million in the three months ended March 31, 2009 compared with $49.5 million in the same period last year. As a percentage of revenue, gross margin was 17.0% in the three months ended March 31, 2009 compared to 17.3% in the same period last year. Despite the revenue decline, gross margin as a percentage of revenue was largely stable as higher operating expenses as a percentage of revenue were partially offset by lower commissions and fees expense, and lower management fees expense as a percentage of revenue.

Corporate and other expenses

General and administrative. General and administrative expense, which includes stock-based compensation, decreased $3.6 million, or 22.2%, to $12.6 million in the three months ended March 31, 2009 compared with $16.2 million in the same period last year. As a percentage of revenue, general and administrative expense increased slightly to 5.8% in the three months ended March 31, 2009 compared with 5.7% in the prior year period. The decrease of $3.6 million was primarily due to a $2.0 million decrease in compensation and benefits and a $0.7 million decrease in stock-based compensation expense. The decrease was largely the result of headcount reductions, a lower bonus accrual and management’s continued efforts to reduce expenses. Stock-based compensation included in general and administrative expense was $1.2 million and $1.9 million in the three months ended March 31, 2009 and 2008, respectively.

Amortization. Amortization decreased $0.1 million, or 1.0%, to $9.6 million in the three months ended March 31, 2009 compared with $9.7 million in the same period last year. Amortization expense decreased as a result of a 32.6% decrease in amortizing intangible assets resulting primarily from the suspension of new acquisitions. As a percentage of revenue, amortization was 4.4% in the three months ended March 31, 2009 compared with 3.4% in the three months ended March 31, 2008.

Depreciation. Depreciation expense increased $0.4 million, or 12.9%, to $3.5 million in the three months ended March 31, 2009 compared with $3.1 million in the same period last year. The increase in depreciation resulted from an increase in capital expenditures at the Company’s existing firms and at the corporate office. As a percentage of revenue, depreciation expense was 1.6% in the three months ended March 31, 2009 compared with 1.1% in the same period last year. Depreciation expense attributable to firm operations totaled $2.0 million in the three months ended March 31, 2009 compared to $2.0 million in the same period last year.

Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets increased $605.2 million to $607.3 million in the first quarter of 2009 compared with $2.1 million in the prior year period. The impairment related to 132 firms in the first quarter of 2009 and three firms in the first quarter of 2008, resulting in a reduction of the carrying value of the identifiable intangible assets and goodwill associated with these firms to their estimated fair value. The impairment recorded in the quarter reflected the incorporation of market data, including NFP’s market value which has remained below net book value for a sustained period, the recent performance of the Company in the current economic environment, discount rates that are risk adjusted to reflect both company-specific and market-based credit spreads and other relevant market data. Among other items, the market value reflected the stressed macroeconomic environment and its impact on the Company’s sales, particularly in the life insurance area, and the Company’s capital structure.

Loss (gain) on sale of subsidiaries. During the first quarter of 2009, the Company recognized a net loss from the disposition of two subsidiaries and the sale of certain assets of a third subsidiary totaling $0.6 million. During the first quarter of 2008, the Company recognized a gain from the sale of a subsidiary and certain assets of a second subsidiary totaling $6.6 million. The more significant gain in the first quarter of 2008 was $6.5 million primarily related to the sale of a wholesale group benefits subsidiary resulting from the strategic decision by its largest carrier to bring all wholesale distribution in-house, either by acquisition or cancellation of distribution arrangements.

Interest and other income. Interest and other income increased $0.3 million, or 20.0%, to $1.8 million in the three months ended March 31, 2009 compared to $1.5 million in the three months ended March 31, 2008. The increase in interest and other income was primarily driven by the increase in sublet rental income from the Company’s former corporate headquarters and a $0.4 million increase in income related to the cash surrender value of the Company’s deferred compensation plan offset against a decline in interest income due to a drop in interest rates and a lower average cash balance. Also included in interest and other income was a $0.3 million loss relating to the Company’s life settlements venture.

Interest and other expense. Interest and other expense was $5.4 million and $5.6 million in the three months ended March 31, 2009 and 2008, respectively. The decrease was largely a result of the decrease in interest expense and fees for NFP’s line of credit of $0.4 million resulting from the lower interest rate environment and lower average borrowings in the three months ended March 31, 2009 as compared to the three months ended March 31, 2008. This net against an increase in interest expense relating to the amortization of interest expense relating to the discount on the Company’s convertible senior notes.

Income tax expense

Income tax (benefit) expense. Income tax (benefit) was ($84.5) million in the three months ended March 31, 2009 compared with income tax expense of $12.4 million in the same period during the prior year. The effective tax rate in the first quarter of 2009 was 14.1%, which includes FASB Interpretation No. 48 (“FIN 48”) adjustments for interest and penalties totaling $0.4 million and tax benefits relating to impairments totaling ($88.1) million. This compares with an effective tax rate of 59.3% in the first quarter of 2008 which includes FIN 48 adjustments for interest and penalties totaling $0.5 million and taxes relating to disposal of subsidiaries totaling $5.5 million. The estimated annual effective tax rate excluding discrete items in the first quarter of 2009 and 2008 was 44.9% and 44.6% respectively. The estimated annual effective tax rate was higher in the quarter ended March 31, 2009 largely as a result of a decrease in pre-tax book income and the relative size of non-tax deductible charges as a portion of that pre-tax book income. The estimated effective tax rate may be affected by future impairments, restructurings, state tax changes and factors which may be recognized as discrete items in the quarters in which they arise and, as a result, may impact income tax expense both in terms of absolute dollars and as a percentage of income before income taxes.

Liquidity and Capital Resources

The Company historically experiences its highest cash usage during the first quarter of each year as balances due to principals and/or certain entities they own for management fees and incentive bonuses earned are finalized and paid out, more acquisitions are completed and the Company experiences the seasonal revenue and earnings decline from the fourth quarter of the prior year.

The increase in cash usage during the first quarter generally requires increased borrowings, under NFP’s credit facility but this did not occur in the three months ended March 31, 2009. As the year progresses, cash flows typically improve as earnings increase and acquisition activities moderate. With this increase in cash flow NFP generally reduces the borrowings under its credit facility. Because the Company suspended acquisition activity in the latter portion of 2008, the historical pattern of an increase in cash usage during the first quarter changed.

As of March 31, 2009, the Company had a working capital deficiency. This deficiency is the result of NFP’s classification of its credit facility as a current liability. NFP’s credit facility is structured as a revolving credit facility and matures on August 22, 2011. NFP may elect to pay down its outstanding balance at any time before August 22, 2011 but repayment is not required before that date. NFP’s classification of this obligation as a current liability has been driven by NFP’s practice of drawing against the credit line during the year and subsequently repaying significant amounts of the borrowing. The debt is current in the sense of NFP’s practice of frequent draws and repayments; it is not current in that repayment is not required in the next twelve months.

Subsequent to the first quarter of 2009, NFP executed the third amendment to its credit facility (the “Third Amendment”). After giving effect to the terms of the Third Amendment, as of March 31, 2009, the Company was in compliance with all of its debt covenants. However, if the Company’s earnings deteriorate, it is possible that NFP will fail to comply with the terms of its credit facility in the future, such as the consolidated leverage ratio covenant, and therefore be in default under the credit facility. See “—Borrowings—Credit Facility” below. Upon the occurrence of such event of default, the majority of lenders under the credit facility could cause amounts currently outstanding to be declared immediately due and payable. Such an acceleration could trigger “cross acceleration provisions” under NFP’s indenture governing the notes; see “—Borrowings—Convertible Senior Notes” below.

A summary of the changes in cash flow data is provided as follows:

	Three Months Ended March 31,
(in thousands)	2009	2008
Net cash flows provided by (used in):
Operating activities	$(1,566)	$(58,811)
Investing activities	(1,761)	(22,183)
Financing activities	(2,975)	32,475

Net decrease in cash and cash equivalents	(6,302)	(48,519)
Cash and cash equivalents – beginning of period	48,621	114,182

Cash and cash equivalents – end of period	$42,319	$65,663

Due to the continued challenging economic environment, NFP has performed additional assessments to determine the impact of recent market developments, including a review of access to liquidity in the capital and credit markets and macroeconomic conditions. If the difficult economic conditions continue, leading to longer term disruptions in the capital and credit markets as a result of uncertainty, reduced capital alternatives could adversely affect the Company’s access to liquidity needed for its business. The inability to obtain adequate financing from debt or capital sources could force the Company to forgo certain opportunities. Any disruption in NFP’s access to capital could require the Company to take additional measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for business needs can be arranged. Measures the Company may take or has already taken include deferring capital expenditures, reducing or eliminating future share repurchases, dividend payments, acquisitions or other discretionary uses of cash. While acquisitions remain a component of the Company’s business strategy over the long term, NFP suspended acquisition activity (with the exception of certain sub-acquisitions) in the latter part of 2008 in order to conserve cash. NFP will continue to reassess the market and economic environment.

The tightening of credit in the financial markets also adversely affects the ability of customers to obtain financing for the products and services the Company distributes, which could result in a decrease in revenue generated, reducing the Company’s liquidity.

Cash and cash equivalents at March 31, 2009 decreased $6.3 million from $48.6 million at December 31, 2008 to $42.3 million at March 31, 2009. Significant sources of cash flow in 2009 came from cash received from existing receivables at year end totaling $31.6 million, and proceeds from the sale of businesses totaling $2.1 million. Significant uses of cash in 2009 were for payments to principals and/or certain entities they own of $29.2 million and of payments associated with normal operations.

Operating Activities

During the three months ended March 31, 2009, cash used in operating activities was $1.6 million compared with cash used during the prior year three-month period of $58.8 million. During the three months ended March 31, 2009, cash was provided primarily from net income adjusted for non-cash charges, which totaled $22.4 million, plus the net effect of collecting receivables outstanding at the beginning of the period and of new receivables established at the end of the period which totaled $31.6 million. Cash used during the three months ended March 31, 2009 was largely the result of payments reducing balances due to principals and/or certain entities they own of $29.2 million, accrued liabilities of $16.3 million and accounts payable of $4.6 million. The large decrease in accrued liabilities was primarily the result of a decrease in the ongoing incentive plan accrual of $3.0 million, the decrease in commissions payable of $9.5 million for commissions paid in the first quarter relating to production bonuses at NFPISI and the reduction of bonus accruals at NFP firms of $3.1 million for bonuses paid to employee producers in the first quarter. Included in and reducing cash used in operating activities during the three months ended March 31, 2008 was $58.8 million, primarily due to a decrease in amounts due to principals and/or certain entities they own of $51.3 million, accrued liabilities of $29.2 million, accounts payable of $9.4 million, and an increase in other non-current assets of $15.7 million, offset by net income plus non-cash charges of $22.8 million, and a decrease in commissions, fees and premiums receivable of $25.8 million. The improvement in operating cash flow in the three months ended March 31, 2009 as compared to the prior year corresponding period was largely due to lower payments to principals in 2009 for their 2008 performance. In addition, included in and reducing cash provided by operating activities in the first quarter of 2008 was $14.4 million paid in connection with the acquisition of a group benefits intermediary and subsequent merger with an existing wholly-owned subsidiary of the Company which has been treated as a prepaid management fee. A portion of this payment has been amortized with the remaining balance included in Other current assets and Other non-current assets.

Investing Activities

During the three months ended March 31, 2009 cash used in investing activities was $1.8 million principally for contingent consideration payments relating to previous acquisitions of $2.0 million and property and equipment of $1.6 million offset by $2.1 million of proceeds received for dispositions. During the three months ended March 31, 2008, cash used in investing activities was $22.2 million for the acquisition of firms and property and equipment. The Company used $30.1 million for payments for acquired firms and contingent consideration. In the three months ended March 31, 2008 payments for acquired firms represented the largest use of cash in investing activities. During the first quarter of 2008 capital expenditures were higher at $13.0 million due to construction and other costs related to the relocation of the corporate headquarters and the concurrent consolidation of space with six firms.

Financing Activities

During the three months ended 2009, cash used in financing activities was $3.0 million, while cash provided by financing activities was $32.5 million during the prior year period. The company did not borrow or repay any amounts on its line of credit during the first quarter ended March 31, 2009. During the three months ended March 31, 2008, net borrowings under the Company’s line of credit were $48.0 million. Cash dividends paid in the three months ended March 31, 2008 were $8.2 million. During the three months ended March 31, 2008, pursuant to NFP’s share repurchase authorization, NFP repurchased 333,400 shares of NFP common stock for $9.3 million.

Some of the Company’s firms maintain premium trust accounts, which represent payments collected from insureds on behalf of carriers. Funds held in these accounts are invested in cash, cash equivalents and securities purchased under resale agreements overnight. At March 31, 2009, the Company had cash, cash equivalents and securities purchased under resale agreements in premium trust accounts of $71.3 million, a decrease of $3.8 million from the balance of $75.1 million from December 31, 2008. Changes in these accounts are the result of timing of payments collected from insureds on behalf of insurance carriers.

Borrowings

Credit Facility

NFP’s credit facility among NFP, the financial institutions party thereto and Bank of America, N.A., as administrative agent, is structured as a revolving credit facility and matures on August 22, 2011. NFP has previously amended its credit facility as described in its Annual Report on Form 10-K for the year ended December 31, 2008. Subsequent to the first quarter of 2009, NFP executed the Third Amendment. Pursuant to the Third Amendment, the definition of EBITDA has been amended to expressly provide that the non-cash impairment of goodwill and intangible assets associated with the Company’s evaluation of intangible assets for the first quarter of 2009 in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and SFAS No. 142, “Goodwill and Other Intangible Assets” will be disregarded in the calculation of EBITDA.

NFP’s access to funds under its credit facility is dependent on the ability of the banks party to the credit facility to meet their funding commitments. Those banks may not be able to meet their funding commitments to the Company if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time. In addition, consolidation of financial institutions could lead to an increased credit risk.

As of March 31, 2009, the Company had a working capital deficiency. This deficiency is the result of NFP’s classification of its credit facility as a current liability. NFP’s credit facility is structured as a revolving credit facility and matures on August 22, 2011. NFP may elect to pay down its outstanding balance at any time before August 22, 2011. NFP’s obligations under the credit facility are secured by all of its and its subsidiaries’ assets. Up to $35 million of the credit facility is available for the issuance of letters of credit and there is a $10 million sublimit for swingline loans. The credit facility contains various customary restrictive covenants, subject to certain exceptions, that prohibit the Company from, among other things: (i) incurring additional indebtedness or guarantees, (ii) creating liens or other encumbrances on property or granting negative pledges, (iii) entering into a merger or similar transaction, (iv) selling or transferring certain property, (v) making certain restricted payments and (vi) making advances or loans. In addition, the credit facility contains financial covenants requiring the Company to maintain certain ratios. The most restrictive negative covenants in the credit facility concern the consolidated leverage ratio, which states that NFP may not have a ratio of Consolidated Total Debt to EBITDA, as both terms are defined in the credit facility, greater than 3.5 to 1.0 on the last day of the rolling four quarter period ended March 31, 2009, and the restriction on certain notes outstanding to affiliates which may not exceed $30.0 million.

After giving effect to the terms of the Third Amendment, as of March 31, 2009, the Company was in compliance with all of its debt covenants. Per the terms of its amended credit facility, the maximum consolidated leverage ratio, one of the Company’s most restrictive debt covenants, is required to be a maximum of 3.5 to 1.0 on the last day of the rolling four quarter period ended March 31, 2009. As of March 31, 2009, the consolidated leverage ratio was 2.7. However, if the Company’s earnings deteriorate, it is possible that NFP will fail to comply with the terms of its credit facility in the future, such as the consolidated leverage ratio covenant, and therefore be in default under the credit facility. Upon the occurrence of such event of default, the majority of lenders under the credit facility could cause amounts currently outstanding to be declared immediate due and payable. Such an acceleration could trigger “cross acceleration provisions” under NFP’s indenture governing the notes; see “—Convertible Senior Notes” below.

As of March 31, 2009, the year-to-date weighted average interest rate for NFP’s credit facility was 3.96%. The combined weighted average of its credit facility in the prior year period was 5.38%

NFP had outstanding borrowings of $148.0 million under the credit facility at March 31, 2009 and $174.0 million at March 31, 2008. At December 31, 2008, outstanding borrowings were $148.0 million.

Convertible Senior Notes

In January 2007, NFP issued $230.0 million (including over-allotment) aggregate principal amount of 0.75% convertible senior notes due February 1, 2012 (the “notes”). The notes are senior unsecured obligations and rank equally with NFP’s existing or future senior debt and senior to any subordinated debt. The notes will be structurally subordinated to all existing or future liabilities of NFP’s subsidiaries and will be effectively subordinated to existing or future secured indebtedness to the extent of the value of the collateral. The notes were used to pay the net cost of the convertible note hedge and warrant transactions, repurchase 2.3 million shares of NFP’s common stock from Apollo and to repay a portion of outstanding amounts of principal and interest under NFP’s credit facility.

Holders may convert their notes at their option on any day prior to the close of business on the scheduled trading day immediately preceding December 1, 2011 only under the following circumstances: (1) during the five business-day period after any five consecutive trading-day period (the “measurement period”) in which the price per note for each day of that measurement period was less than 98% of the product of the last reported sale price of NFP’s common stock and the conversion rate on each such day; (2) during any calendar quarter (and only during such quarter) after the calendar quarter ended March 31, 2007, if the last reported sale price of NFP’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (3) upon the occurrence of specified corporate events. The notes are convertible, regardless of the foregoing circumstances, at any time from, and including, December 1, 2011 through the second scheduled trading day immediately preceding the maturity date. Default under the credit facility resulting in its acceleration would, subject to a 30-day grace period, trigger a default under the supplemental indenture governing the notes, in which case the trustee under the notes or holders of not less than 25% in principal amount of the outstanding notes could declare the principal of and accrued and unpaid interest on all such notes to be due and payable immediately.

Upon conversion, NFP will pay, at its election, cash or a combination of cash and common stock based on a daily conversion value calculated on a proportionate basis for each trading day of the relevant 20 trading day observation period. The initial conversion rate for the notes was 17.9791 shares of common stock per $1,000 principal amount of notes, equivalent to a conversion price of approximately $55.62 per share of common stock. The conversion price is subject to adjustment in some events but is not adjusted for accrued interest. As of March 31, 2009 the conversion rate for the notes is 18.0679 shares of common stock per $1,000 principal amount of notes, equivalent to a conversion price of approximately $55.35 per share of common stock. In addition, if a “fundamental change” (as defined in the First Supplemental Indenture governing the notes) occurs prior to the maturity date, NFP will, in some cases and subject to certain limitations, increase the conversion rate for a holder that elects to convert its notes in connection with such fundamental change.

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

Adoption of FSP APB 14-1

On January 1, 2009, NFP adopted FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (“FSP APB 14-1”). The provisions of FSP APB 14-1 apply to NFP’s convertible senior notes. FSP APB 14-1 requires NFP to separate the convertible senior notes into two separate components: a non-convertible note and a conversion option. As a result, NFP is required to recognize interest expense on its convertible senior notes at their debt borrowing rate (6.62%) rather than at their stated face rate (0.75%). With the change in accounting principle required by the adoption of FSP APB 14-1, NFP is required to amortize to interest expense the excess of the principal amount of the liability component of its notes over the carrying amount using the interest method, as described in paragraph 15 of APB Opinion No. 21, “Interest on Receivables and Payables,” and the non-cash portion of interest expense relating to the discount on the notes is now recognized as a charge to earnings. FSP APB 14-1 does not have any impact on cash payments or obligations due under the terms of the notes. NFP adopted FSP APB 14-1 on January 1, 2009 and as required, comparative financial statements of prior years have been adjusted to apply its provisions retrospectively. For more detail on the effects of the change in accounting principle see “Note 2—Summary of Significant Accounting Policies—Recently Adopted Accounting Standards.”

As of March 31, 2009 the net carrying amount of the notes was $196.2 million and the unamortized discount of the notes within additional paid-in capital was $33.8 million. As of December 31, 2008 the net carrying amount of the notes was $193.5 million and the unamortized discount was $36.5 million. As of March 31, 2009 and December 31, 2008 the principal amount of the notes was $230.0 million. The discount on the notes is being amortized over the life of the notes and as of March 31, 2009 the amortization period has 34 months remaining. The effective interest rate on the notes is 6.62%. For the three months ended March 31, 2009 the amount of interest expense incurred by NFP relating to the notes for cash interest paid and for the amortization of the discount is approximately $3.2 million.

As of March 31, 2009 the conversion rate for the notes is 18.0679 shares of common stock per $1,000 principal amount of notes, equivalent to a conversion price of approximately $55.35 per share of common stock. As of March 31, 2009 the instrument’s converted value did not exceed its principal amount of $230.0 million.

Off-Balance Sheet Arrangements

The Company had no material off-balance sheet arrangements during the three months ended March 31, 2009.

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

NFP has a credit facility and cash, cash equivalents and securities purchased under resale agreements in premium trust accounts. Interest income and expense on the preceding items are subject to short-term interest rate risk. Based on the weighted average borrowings under NFP’s credit facility during the three months ended March 31, 2009 and 2008, a 1% change in short-term interest rates would have affected the Company’s income before income taxes by approximately $1.5 million for the three months ended March 31, 2009 and $1.8 million for the three months ended March 31, 2008. Based on the weighted average amount of cash, cash equivalents and securities purchased under resale agreements in premium trust accounts during the three months ended March 31, 2009 and 2008, a 1% change in short-term interest rates would have affected the Company’s income before income taxes by approximately $1.2 million and $1.6 million, respectively. As further discussed in “Liquidity and Capital Resources,” broad economic and credit market conditions may impact the Company’s access to capital and the availability or attractiveness of certain products from which the Company earns revenue.

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

The Company is further exposed to credit risk for commissions received from clearing brokers and insurance companies. This credit risk is generally limited to the amount of commissions receivable. Given current market conditions, any potential defaults by, or even rumors about, financial institutions such as insurers could result in losses by these institutions. To the extent that questions about an insurance carrier’s perceived stability and financial strength ratings contribute to such insurer’s failure in the market, the Company could be exposed to losses resulting from such insurer’s inability to pay commissions or fees owed.

There have been disruptions in the financial markets during the past year and many financial institutions have reduced or ceased to provide funding to borrowers. The availability of credit, confidence in the financial sector, and volatility in financial markets has been adversely affected. Although NFP does not invest in any collateralized debt obligations or collateralized mortgage obligations, these disruptions have had some impact on many financial institutions in the United States, including the Company. Further, there can be no assurance that future changes in interest rates, creditworthiness or solvency of counterparties, liquidity available in the market, the dilutive impact of any capital-raising efforts to finance operations or business strategy or other general market conditions will not have a material adverse impact on the Company’s results of operations, liquidity or financial position.

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

The Company cannot predict at this time the effect that any current or future regulatory activity, investigations or litigation will have on its business. Given the current regulatory environment and the number of its subsidiaries operating in local markets throughout the country, it is possible that the Company will become subject to further governmental inquiries and subpoenas and have lawsuits filed against it. In addition, the stock market has recently experienced significant price and volume fluctuations. When the market price of a company’s stock drops significantly, shareholders may institute securities class action litigation against that company. Any litigation against NFP could cause it to incur substantial costs, divert the time and attention of management and other resources, or otherwise harm the Company’s business. The Company’s ultimate liability, if any, in connection with these matters and any possible future such matters is uncertain and subject to contingencies that are not yet known.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities

Since January 1, 2009 and through March 31, 2009, NFP has not issued any unregistered securities related to acquisition of firms, contingent consideration and other.

Since April 1, 2009 and through May 11, 2009, NFP has issued 978,273 shares of common stock with a value of approximately $2.6 million to principals related to contingent consideration.

The issuances of common stock described above were made in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Regulation D promulgated thereunder, for transactions by an issuer not involving a public offering. The Company did not offer or sell the securities by any form of general solicitation or general advertising, informed each purchaser that the securities had not been registered under the Securities Act and were subject to restrictions on transfer, and made offers only to “accredited investors” within the meaning of Rule 501 of Regulation D and a limited number of sophisticated investors, each of whom the Company believed had the knowledge and experience in financial and business matters to evaluate the merits and risks of an investment in the securities and had access to the kind of information registration would provide.

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs (d)	Maximum number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (d)
January 1, 2009 – January 31, 2009	—	$—	—	$—
February 1, 2009 – February 28, 2009	—	$—	—	$—
March 1, 2009 – March 31, 2009	—	$—	—	$—

Total	—	$—	—	—

EXHIBIT INDEX

Item 6. Exhibits

Exhibit No.	Description

10.1	Employment Inducement Restricted Stock Unit Agreement, dated April 17, 2009, between National Financial Partners Corp. and Donna J. Blank

10.2	Letter Agreement, dated February 13, 2009, between National Financial Partners Corp. and Mark C. Biderman

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Financial Partners Corp.

Signature	Title	Date

/S/ JESSICA M. BIBLIOWICZ Jessica M. Bibliowicz	Chairman, President and Chief Executive Officer	May 11, 2009

/S/ DONNA J. BLANK Donna J. Blank	Executive Vice President and Chief Financial Officer	May 11, 2009

EXHIBIT INDEX

Exhibit No.	Description
10.1	Employment Inducement Restricted Stock Unit Agreement, dated April 17, 2009, between National Financial Partners Corp. and Donna J. Blank

10.2	Letter Agreement, dated February 13, 2009, between National Financial Partners Corp. and Mark C. Biderman

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002