Form 10-Q
period 2009-06-30
NATIONAL FINANCIAL PARTNERS CORP
filed 2009-08-05
CIK 1183186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-Q

______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2009

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

The number of outstanding shares of the registrant’s Common Stock, $0.10 par value, as of July 31, 2009 was 42,217,165.

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

These forward-looking statements are based on management’s current views with respect to future results, and are subject to risks and uncertainties. Forward-looking statements are based on beliefs and assumptions made by management using currently-available information, such as market and industry materials, experts’ reports and opinions, and current financial trends. These statements are only predictions and are not guarantees of future performance. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by a forward-looking statement. These factors include, without limitation:

•	NFP’s ability, through its operating structure, to respond quickly to regulatory, operational or financial situations impacting its firms;
•	the Company’s ability to manage its business effectively and profitably through the principals of its firms;
•

a recessionary economic environment, resulting in fewer sales of financial products or services, including rising unemployment which could impact group benefits sales based on reduced headcount, the availability of credit in connection with the purchase of such products or services, consumer hesitancy in spending or the insolvencies of or difficulties experienced by the Company’s clients, insurance companies or financial institutions;

•

the occurrence of events or circumstances that could be indicators of impairment to goodwill and intangible assets which require the Company to test for impairment, and the impact of any impairments that the Company may take;

•

the impact of the adoption or modification of certain accounting treatments or policies and changes in underlying assumptions relating to such treatments or policies (including with respect to impairments), which may lead to adverse financial results;

•	NFP’s success in acquiring and retaining high-quality independent financial services distribution firms and various factors inhibiting the Company’s ability to acquire and retain firms;
•	the performance of the Company’s firms following acquisition;
•

changes in interest rates or general economic conditions and credit market conditions, including changes that adversely affect NFP’s ability to access capital, such as the global credit crisis that began in 2007;

•

adverse developments or volatility in the markets in which the Company operates, resulting in fewer sales of financial products and services, including those related to compensation agreements with insurance companies and activities within the life settlements industry;

•

securities and capital markets behavior, including fluctuations in the price of NFP’s common stock, recent uncertainty in the U.S. financial markets, or the dilutive impact of any capital-raising efforts to finance operations or business strategy;

•	any losses that NFP may take with respect to firm dispositions, firm restructures or otherwise;
•	the continued availability of borrowings and letters of credit under NFP’s credit facility and NFP’s ability to manage its indebtedness and capital structure;
•

adverse results or other consequences from litigation, arbitration, regulatory investigations or compliance initiatives, including those related to business practices, compensation agreements with insurance companies, policy rescissions or chargebacks, regulatory investigations or activities within the life settlements industry;

•

uncertainty in the financial services, insurance or life settlement industries arising from investigations into certain business practices and subpoenas received from various governmental authorities and related litigation;

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

•

changes in laws, including the elimination or modification of the federal estate tax, changes in the tax treatment of life insurance products, or changes in regulations affecting the value or use of benefits programs, such as government-sponsored insurance programs or other healthcare reform, which may adversely affect the demand for or profitability of the Company’s services;

•

developments in the availability, pricing, design or underwriting of insurance products, revisions in mortality tables by life expectancy underwriters or changes in the Company’s relationships with insurance companies;

•	changes in premiums and commission rates or the rates of other fees paid to the Company’s firms, including life settlements and registered investment advisory fees;
•	the occurrence of adverse economic conditions or an adverse regulatory climate in New York, Florida or California;
•	the loss of services of key members of senior management;
•	the availability or adequacy of errors and omissions insurance or other types of insurance coverage protection; and
•	the Company’s ability to effect smooth succession planning at its firms.

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

Part I – Financial Information

Item 1. Financial Statements (Unaudited)

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)—(in thousands, except per share amounts)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$49,822	$48,621
Cash, cash equivalents and securities purchased under resale agreements in premium trust accounts	79,258	75,109
Commissions, fees and premiums receivable, net	104,049	140,758
Due from principals and/or certain entities they own	21,334	16,329
Notes receivable, net	7,860	6,496
Deferred tax assets	8,926	9,435
Other current assets	18,897	19,284
Total current assets	290,146	316,032
Property and equipment, net	46,107	51,683
Deferred tax assets	109,983	24,889
Intangibles, net	410,789	462,123
Goodwill, net	57,914	635,693
Notes receivable, net	32,191	23,683
Other non-current assets	30,078	28,018
Total assets	$977,208	$1,542,121
LIABILITIES
Current liabilities:
Premiums payable to insurance carriers	$81,126	$73,159
Borrowings	115,000	148,000
Income taxes payable	—	11
Deferred tax liabilities	7	—
Due to principals and/or certain entities they own	17,000	38,791
Accounts payable	18,369	28,513
Accrued liabilities	47,127	54,380
Total current liabilities	278,629	342,854
Deferred tax liabilities	115,977	119,400
Convertible senior notes	198,984	193,475
Other non-current liabilities	61,427	62,874
Total liabilities	655,017	718,603
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value: Authorized 200,000 shares; none issued	—	—
Common stock, $0.10 par value: Authorized 180,000 shares; 44,087 and 43,875 issued and 41,104 and 39,753 outstanding, respectively	4,409	4,388
Additional paid-in capital	872,031	881,458
Retained (deficit) earnings	(440,230)	97,178
Treasury stock, 2,984 and 4,122 shares, respectively, at cost	(114,117)	(159,456)
Accumulated other comprehensive income (loss)	98	(50)
Total stockholders’ equity	322,191	823,518
Total liabilities and stockholders’ equity	$977,208	$1,542,121

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue:
Commissions and fees	$224,198	$287,457	$441,179	$573,853
Cost of services:
Commissions and fees	62,474	93,991	124,875	190,271
Operating expenses (1)	91,250	100,358	186,441	204,197
Management fees	29,954	40,818	52,461	77,587
Total cost of services	183,678	235,167	363,777	472,055
Gross margin	40,520	52,290	77,402	101,798
Corporate and other expenses:
General and administrative	12,221	16,180	24,854	32,363
Amortization and depreciation	12,661	12,820	25,794	25,625
Impairment of goodwill and intangible assets	2,895	2,848	610,232	5,028
Gain on sale of subsidiaries	(1,279)	(463)	(662)	(7,087)
Total corporate and other expenses	26,498	31,385	660,218	55,929
Income (loss) from operations	14,022	20,905	(582,816)	45,869

Interest and other income	7,489	1,187	9,333	2,756
Interest and other expense	(5,445)	(5,217)	(10,780)	(10,810)
Net interest and other	2,044	(4,030)	(1,447)	(8,054)
Income (loss) before income taxes	16,066	16,875	(584,263)	37,815
Income tax (benefit) expense	6,044	7,989	(78,486)	20,398
Net income (loss)	$10,022	$8,886	$(505,777)	$17,417
Earnings (loss) per share:
Basic	$0.24	$0.22	$(12.48)	$0.44
Diluted	$0.23	$0.22	$(12.48)	$0.42
Dividends declared per share	$—	$0.21	$—	$0.42
Weighted average shares outstanding:
Basic	41,144	39,562	40,541	39,501
Diluted	42,833	41,004	40,541	41,092
______________
(1)	Excludes amortization and depreciation which are shown separately under Corporate and other expenses.

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited—in thousands)

	Six Months Ended June 30,
	2009	2008
Cash flow from operating activities:
Net (loss) income	$(505,777)	$17,417
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred taxes	(88,106)	414
Stock-based compensation	4,987	6,742
Impairment of goodwill and intangible assets	610,232	5,028
Amortization of intangibles	18,770	19,416
Depreciation	7,024	6,209
Accretion of senior convertible notes discount	5,509	5,167
Gain on sale of subsidiaries	(662)	(7,087)
(Increase) decrease in operating assets:
Cash, cash equivalents and securities purchased under resale agreements in premium trust accounts	(4,149)	2,114
Commissions, fees and premiums receivable, net	35,073	38,124
Due from principals and/or certain entities they own	(5,005)	(8,715)
Notes receivable, net – current	(1,364)	(953)
Other current assets	420	(6,444)
Notes receivable, net – non-current	(3,987)	(8,472)
Other non-current assets	(1,132)	(14,156)
Increase (decrease) in operating liabilities:
Premiums payable to insurance carriers	7,967	875
Income taxes payable	(11)	(1,830)
Due to principals and/or certain entities they own	(22,098)	(42,464)
Accounts payable	(10,163)	(11,486)
Accrued liabilities	(9,556)	(20,554)
Other non-current liabilities	(5,399)	8,967
Total adjustments	538,350	(29,105)
Net cash provided by (used in) operating activities	32,573	(11,688)
Cash flow from investing activities:
Proceeds from disposal of subsidiaries	9,062	21,283
Purchases of property and equipment, net	(3,142)	(24,883)
Payments for acquired firms, net of cash, and contingent consideration	(979)	(40,793)
Net cash provided by (used in) investing activities	4,941	(44,393)
Cash flow from financing activities:
Proceeds from borrowings	—	128,000
Repayments of borrowings	(33,000)	(85,000)
Proceeds from stock-based awards, including tax benefit	(3,104)	3,204
Shares cancelled to pay withholding taxes	(159)	(658)
Payments for treasury stock repurchase	—	(21,921)
Dividends paid	(50)	(16,467)
Net cash (used in) provided by financing activities	(36,313)	7,158
Net increase (decrease) in cash and cash equivalents	1,201	(48,923)
Cash and cash equivalents, beginning of the period	48,621	114,182
Cash and cash equivalents, end of the period	$49,822	$65,259
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$13,678	$22,019
Cash paid for interest	$3,796	$4,919
Non-cash transactions:
See Note 8

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2009

(Unaudited)

Note 1 - Nature of Operations

National Financial Partners Corp. (“NFP”), a Delaware corporation, was formed on August 27, 1998, but did not commence operations until January 1, 1999. The principal business of NFP is the acquisition and management of operating companies it acquires which form a national distribution network that offers financial services, including corporate and executive benefits, life insurance and wealth transfer, financial planning and investment advisory services to high net worth individuals and entrepreneurial corporate markets. As of June 30, 2009, NFP and its subsidiaries (the “Company”) owned more than 165 firms.

Note 2 - Summary of Significant Accounting Policies

Recently adopted accounting standards

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

The notes are now presented on the consolidated statement of financial condition at their net carrying amount, or the face value of the notes less their unamortized discount. FSP APB 14-1 does not have any impact on cash payments or obligations due under the terms of the notes. NFP adopted FSP APB 14-1 on January 1, 2009 and as required, comparative financial statements of prior years have been adjusted to apply its provisions retrospectively.

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

The following financial statement line items within the consolidated statement of operations for the three month period ended June 30, 2008 and six month period ended June 30, 2008 were affected by the adoption of FSP APB 14-1:

	Three Months Ended June 30, 2008			Six Months Ended June 30, 2008
(in thousands, except per share data)	As Originally Reported	Effect of Change	After Adoption of FSP APB 14-1	As Originally Reported	Effect of Change	After Adoption of FSP APB 14-1
Interest and other expense	$(2,698)	$(2,519)	$(5,217)	$(5,826)	$(4,984)	$(10,810)
Income before income taxes	19,394	(2,519)	16,875	42,799	(4,984)	37,815
Provision for income taxes	8,994	(1,005)	7,989	22,394	(1,996)	20,398
Net income	10,400	(1,514)	8,886	20,405	(2,988)	17,417

Net income per share:
Basic	0.26	(0.04)	0.22	0.52	(0.08)	0.44
Diluted	$0.25	$(0.03)	$0.22	$0.50	$(0.08)	$0.42

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2009—(Continued)

(Unaudited)

The following financial statement line items within the consolidated statement of financial condition as of December 31, 2008 were affected by the adoption of FSP APB 14-1:

(in thousands)	As Originally Reported	Effect of Change	After Adoption of FSP APB 14-1
Deferred tax assets	$24,858	$31	$24,889
Other non-current assets	29,213	(1,195)	28,018
Income taxes payable	—	11	11
Deferred tax liabilities	119,399	1	119,400
Convertible senior notes	230,000	(36,525)	193,475
Additional paid-in capital	834,263	47,195	881,458
Retained earnings	$109,024	$(11,846)	$97,178

The following financial statement line items within the consolidated statement of cash flows for the six month period ended June 30, 2008 were affected by the adoption of FSP APB 14-1:

(in thousands)	As Originally Reported	Effect of Change	After Adoption of FSP APB 14-1
Cash flow from operating activities:
Net (loss) income	$20,405	$(2,988)	$17,417
Adjustments to reconcile to net cash provided by operating activities:
Accretion of Sr. Convert Notes Discount	$—	$5,167	$5,167
Other current assets	(5,730)	(714)	(6,444)
(Increase) decrease in operating assets:
Other non-current assets	(13,973)	(183)	(14,156)
Increase (decrease) in operating liabilities:
Income taxes payable	(547)	(1,283)	(1,830)
Other non-current liabilities	8,966	1	8,967

Total adjustments	$(11,284)	$2,988	$(8,296)

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

On January 1, 2009, the Company adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 160 provides guidance for entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners separately within the consolidated statement of financial condition within equity, but separate from the parent’s equity and separately on the face of the consolidated statement of operations. Further, the statement provides guidance that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary should be accounted for consistently and when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary should be initially measured at fair value. The adoption of SFAS 160 did not have a material impact on the Company.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2009—(Continued)

(Unaudited)

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth:

•

the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements;

•	the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and
•	the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

SFAS 165 is effective for financial statements issued for interim and annual periods ending after June 15, 2009. The Company has adopted SFAS 165. See “Note 10—Subsequent Events” for further detail.

Recently issued accounting standards

In June 2009, the FASB issued SFAS No. 168, “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162” (“SFAS 168”), which will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the FASB Accounting Standards Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the FASB Accounting Standards Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Upon the adoption of SFAS 168, beginning for the interim period ending September 30, 2009, references to authoritative accounting literature will be conformed to relevant sections of the FASB Accounting Standards Codification in future filings.

Basis of presentation

The unaudited interim consolidated financial statements of the Company included herein have been prepared in accordance with GAAP for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position, results of operations and cash flows of the Company for the interim periods presented and are not necessarily indicative of a full year’s results.

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

Property, equipment and depreciation

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, generally three to seven years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the leases. Amortization and depreciation expense totaling $4.0 million and $3.9 million for the six months ended June 30, 2009 and 2008, respectively, has been excluded from operating expenses in Cost of services and included in Corporate and other expenses.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2009—(Continued)

(Unaudited)

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

In accordance with SFAS 144, long-lived assets, such as purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company generally performs its recoverability test on a quarterly basis for each of its acquired firms that have experienced a significant deterioration in its business indicated principally by an inability to produce base earnings for a period of time. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted cash flows expected to be generated by the asset and by the eventual disposition of the asset. If the estimated undiscounted cash flows are less than the carrying amount of the underlying asset, an impairment may exist. The Company measures impairments on identifiable intangible assets subject to amortization by comparing the fair value of the asset to the carrying amount of the asset. In the event that the discounted cash flows are less than the carrying amount, an impairment charge will be recognized for the difference in the consolidated statements of income.

In accordance with SFAS 142, goodwill and intangible assets not subject to amortization are tested at least annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the intangible asset might be impaired. The Company generally performs its impairment test on a quarterly basis for each of its acquired firms that may have an indicator of impairment. Indicators at the Company level include but are not limited to: sustained operating losses or a trend of poor operating performance, loss of key personnel, a decrease in NFP’s market capitalization below its book value, and an expectation that a reporting unit will be sold or otherwise disposed of. Indicators of impairment at the reporting unit level may be due to the failure of the firms the Company acquires to perform as expected after the acquisition for various reasons, including legislative or regulatory changes that affect the products and services in which a firm specializes, the loss of key clients after acquisition, general economic factors that impact a firm in a direct way, and the death or disability of significant principals. If one or more indicators of impairment exist, NFP performs an evaluation to identify potential impairments. If an impairment is identified, NFP measures and records the amount of impairment loss.

A two-step impairment test is performed on goodwill. In the first step, NFP compared the fair value of each reporting unit to the carrying value of the net assets assigned to that reporting unit. NFP determined the fair value of its reporting units by blending two valuation approaches: supplementing the income approach with a market value approach. In order to determine the relative fair value of each of the reporting units the income approach was conducted first. These relative values were then scaled to the estimated market value of NFP as determined by the recent price range of the stock.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2009—(Continued)

(Unaudited)

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

Fair value measurements

On January 1, 2009, the Company adopted FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. In February 2008, the FASB issued Staff Position 157-2, “Effective Date of FASB Statement No. 157,” that deferred the effective date of SFAS 157 for one year for nonfinancial assets and liabilities recorded at fair value on a nonrecurring basis. On January 1, 2009, the Company adopted SFAS 157 for non-financial assets and liabilities recorded at fair value on a nonrecurring basis. SFAS 157 describes three levels of inputs that may be used to measure fair value:

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2009—(Continued)

(Unaudited)

Revenue recognition

Insurance and annuity commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. First-year commissions are calculated as a percentage of the first twelve months’ premium on the policy and earned in the year that the policy is originated. In many cases, the Company receives renewal commissions for a period following the first year, if the policy remains in force. Some of the Company’s firms also receive fees for the settlement of life insurance policies. These fees are generally based on a percentage of the settlement proceeds received by their clients, and recognized as revenue when the policy is transferred and the rescission period has ended. The Company also earns commissions on the sale of insurance policies written for benefits programs. The commissions are paid each year as long as the client continues to use the product and maintains its broker of record relationship with the Company. The Company also earns fees for the development and implementation of corporate and executive benefits programs as well as fees for the duration that these programs are administered. Asset-based fees are earned for administrative services or consulting related to certain benefits plans. Insurance commissions are recognized as revenue when the following criteria are met: (1) the policy application and other carrier delivery requirements are substantially complete, (2) the premium is paid, and (3) the insured party is contractually committed to the purchase of the insurance policy. Carrier delivery requirements may include additional supporting documentation, signed amendments and premium payments. Subsequent to the initial issuance of the insurance policy, premiums are billed directly by carriers. Commissions earned on renewal premiums are generally recognized upon receipt from the carrier, since that is typically when the Company is first notified that such commissions have been earned. The Company carries an allowance for policy cancellations, which approximated $1.2 million at both June 30, 2009 and 2008, that is periodically evaluated and adjusted as necessary. Miscellaneous commission adjustments are generally recorded as they occur. Contingent commissions are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably estimated prior to receipt of the commission.

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

Reclassifications and adjustments

During the three months ended June 30, 2009, the Company adjusted receivables of $1.0 million, net of tax that related to over-accrued revenue from prior quarters. If these receivables had been appropriately reflected in their respective quarters, the impact would have been immaterial to the interim consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2009—(Continued)

(Unaudited)

Note 3 - Earnings Per Share

The computations of basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
(in thousands, except per share amounts)
Basic:
Net (loss) income	$10,022	$8,886	$(505,777)	$17,417
Average shares outstanding	41,139	39,372	40,539	39,406
Contingent consideration and incentive payments	5	190	2	95
Total	41,144	39,562	40,541	39,501
Basic earnings (loss) per share	$0.24	$0.22	$(12.48)	$0.44
Diluted:
Net (loss) income	10,022	8,886	$(505,777)	$17,417
Average shares outstanding	41,139	39,372	40,539	39,406
Stock held in escrow	—	37	—	37
Contingent consideration and incentive payments	390	322	2	322
Stock-based awards	1,246	1,266	—	1,317
Other	58	7	—	10
Total	42,833	41,004	40,541	41,092
Diluted earnings (loss) per share	$0.23	$0.22	$(12.48)	$0.42

The calculation of diluted earnings (loss) per share excluded approximately 1.4 million shares for the six months ended June 30, 2009, because the effect of inclusion would be antidilutive.

Note 4 - Acquisitions

While acquisitions remain a component of the Company’s business strategy over the long term, NFP suspended acquisition activity (with the exception of certain sub-acquisitions) in the latter part of 2008 in order to conserve cash. During the six months ended June 30, 2009, the Company completed one sub-acquisition effective January 1, 2009, to augment the business of one of the Company’s existing benefits firms. During the six months ended June 30, 2008, the Company completed nine acquisitions that offer wealth transfer, corporate and executive benefits and other financial services to high net worth individuals and small to mid-size corporate markets. These acquisitions allowed NFP to expand into desirable geographic locations, further extend its presence in the financial services industry and increased the volume of services currently provided.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2009—(Continued)

(Unaudited)

The purchase price, including direct costs, associated with acquisitions accounted for as purchases, and the allocations thereof, are summarized as follows:

	Six Months Ended June 30,
(in thousands)	2009	2008
Consideration:
Cash	$279	$29,563
Common stock	—	12,035
Other	186	499

Totals	$465	$42,097
Allocation of purchase price:
Net tangible assets	$—	$37
Cost assigned to intangibles:
Book of business	200	13,084
Management contract	112	10,663
Trade name	3	271
Goodwill, net of deferred tax adjustment of $0.1 million in 2009 and $6.2 million in 2008	150	18,042

Total	$465	$42,097

Regarding acquisitions completed through June 30, 2008, the number of shares issued by NFP is generally based upon an average fair market value of NFP’s publicly-traded common stock over a specified period of time prior to the closing date of the acquisition. No shares were issued in connection with the sub-acquisition completed during the six months ended June 30, 2009.

In connection with contingent consideration $2.1 million was paid in cash and NFP has issued 978,273 shares of common stock with a value of approximately $2.6 million for the six months ended June 30, 2009. $10.7 million was paid in cash and NFP issued 6,243 shares of common stock with a value of approximately $0.2 million for the six months ended June 30, 2008.

In connection with the sub-acquisition that occurred during the six months ended June 30, 2009, the Company has contingent obligations based upon the future earnings of the acquired entities that are not included in the purchase price that was recorded for this sub-acquisition at the date of acquisition. For acquisitions that were completed prior to the adoption of SFAS 141R on January 1, 2009, future payments made under this arrangement will be recorded as an adjustment to purchase price when the contingencies are settled. For acquisitions completed after January 1, 2009, in accordance with SFAS 141R, contingent consideration amounts are fair valued at the acquisition date and are included on the basis in the purchase price consideration at the time of the acquisition. As of June 30, 2009, the maximum amount of contingent obligations for the one sub-acquisition, which is largely based on growth in earnings, was $0.3 million. As of June 30, 2009, the amount recognized for contingent consideration relating to this sub-acquisition as of January 1, 2009 was $0.2 million. This arrangement results in the payment of additional consideration to the seller upon the firm’s attainment of certain revenue benchmarks following the closing of this sub-acquisition. The range of payments that may be made upon attainment of the benchmarks ranges from $0 through a maximum amount of $0.3 million. For the six months ended June 30, 2009, the amount recognized as contingent consideration relating to this sub-acquisition is $0.2 million.

In connection with this sub-acquisition, the Company does not expect any amounts of goodwill to be deductible over 15 years for tax purposes.

In connection with a 2008 acquisition of a group benefits intermediary and its subsequent merger with an existing wholly-owned subsidiary of the Company, a portion of the consideration, totaling $23.1 million, was treated as prepaid management fee which will be amortized to management fee expense over the remaining term of the management contract. Approximately $0.6 million was amortized to management fee expense for the six months ended June 30, 2009 and 2008; $1.2 million was included in Other current assets; and $20.0 million was included in Other non-current assets.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2009—(Continued)

(Unaudited)

The following table summarizes the required disclosures of the pro forma combined entity, as if these acquisitions occurred at January 1, 2009 and 2008, respectively:

	Six Months Ended June 30,
(in thousands, except per share amounts)	2009	2008
Revenue	$441,179	$573,974
(Loss) income before income taxes	(584,263)	37,771
Net (loss) income	(505,777)	17,397
Earnings (loss) per share – basic	(12.48)	0.44
Earnings (loss) per share – diluted	$(12.48)	$0.42

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred at January 1, 2009 and 2008, respectively, nor is it necessarily indicative of future operating results.

Note 5 - Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2009 are as follows:

(in thousands)	2009
Balance as of January 1,	$635,693
Goodwill acquired during the year, including goodwill related to the deferred tax liability of $127	277
Contingent consideration	7,554
Firm disposals, firm restructures and other, net	(979)
Impairment of goodwill	(584,631)

Balance as of June 30,	$57,914

 Acquired intangible assets

	As of June 30, 2009		As of December 31, 2008
(in thousands)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortizing identified intangible assets:
Book of business	$222,357	$(105,562)	$230,742	$(99,445)
Management contract	355,424	(78,453)	385,656	(77,467)
Institutional customer relationships	15,700	(3,707)	15,700	(3,270)
Total	$593,481	$(187,722)	$632,098	$(180,182)
Non-amortizing intangible assets:
Goodwill	$60,942	$(3,028)	$647,839	$(12,146)
Trade name	5,109	(79)	10,337	(130)
Total	$66,051	$(3,107)	$658,176	$(12,276)

Aggregate amortization expense for intangible assets subject to amortization for the six months ended June 30, 2009 was $18.8 million. Intangibles related to book of business, management contract and institutional customer relationships are being amortized over a 10-year, 25-year and 18-year period, respectively. Based on the Company’s acquisitions as of June 30, 2009, estimated amortization expense for each of the next five years is $36.3 million per year. Estimated amortization expense for each of the next five years may change primarily as the result of acquisitions.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2009—(Continued)

(Unaudited)

Impairment of goodwill and intangible assets

The Company evaluates its amortizing (long-lived assets) and non-amortizing intangible assets for impairment in accordance with SFAS No. 144 and SFAS No. 142, respectively.

In accordance with SFAS 144, long-lived assets, such as purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company generally performs its recoverability test on a quarterly basis for each of its acquired firms that have experienced a significant deterioration in its business indicated principally by an inability to produce base earnings for a period of time. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted cash flows expected to be generated by the asset and by the eventual disposition of the asset. If the estimated undiscounted cash flows are less than the carrying amount of the underlying asset, an impairment may exist. The Company measures impairments on identifiable intangible assets subject to amortization by comparing the fair value of the asset to the carrying amount of the asset. In the event that the discounted cash flows are less than the carrying amount, an impairment charge will be recognized for the difference in the consolidated statements of income.

In accordance with SFAS 142, goodwill and intangible assets not subject to amortization are tested at least annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the intangible asset might be impaired. The Company generally performs its impairment test on a quarterly basis for each of its acquired firms that may have an indicator of impairment. Indicators at the Company level include but are not limited to: sustained operating losses or a trend of poor operating performance, loss of key personnel, a decrease in NFP’s market capitalization below its book value, and an expectation that a reporting unit will be sold or otherwise disposed of. Indicators of impairment at the reporting unit level may be due to the failure of the firms the Company acquires to perform as expected after the acquisition for various reasons, including legislative or regulatory changes that affect the products and services in which a firm specializes, the loss of key clients after acquisition, general economic factors that impact a firm in a direct way, and the death or disability of significant principals. If one or more indicators of impairment exist, NFP performs an evaluation to identify potential impairments. If an impairment is identified, NFP measures and records the amount of impairment loss.

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

Under the income approach, management used certain assumptions to determine the reporting unit’s fair value. The Company’s cash flow projections for each reporting unit were based on five-year financial forecasts. The five-year forecasts were based on quarterly financial forecasts developed internally by management for use in managing its business. The forecast generally translates into an assumption that the recessionary economic environment will continue through 2009, revenues will stabilize at a reduced level in 2010 and the Company will resume normalized long-term growth rates in 2011. Given the continuing weakness in the economic environment, in conducting the income approach for the second quarter of 2009, NFP revised its cash flow projections for each reporting unit, leading to an overall downward adjustment as compared to those used in the first quarter. The significant assumptions of these five-year forecasts included quarterly revenue growth rates for various product categories, quarterly commission expense as a percentage of revenue and quarterly operating expense growth rates. The future cash flows were tax affected and discounted to present value using a blended discount rate, ranging from 9.82% to 10.35%. Since NFP retains a cumulative preferred position in its reporting units’ base earnings, NFP assigned a rate of return to that portion of its gross margin that would be represented by yields seen of preferred equity securities of 8.70%. For cash flows retained by NFP in excess of target earnings and below base earnings, NFP assigned a rate of return ranging from 11.34% to 14.25%. Terminal values for all reporting units were calculated using a Gordon growth methodology using a blended discount rate of 12.52% with a long-term growth rate of 3%.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2009—(Continued)

(Unaudited)

On January 1, 2009, the Company adopted SFAS 157 for non-financial assets and liabilities, which emphasizes market-based measurement, rather than entity-specific measurement, in calculating reporting unit fair value. The Company conducted its impairment methodology in the first quarter of 2009 to incorporate information available from market participants about risks and other relevant factors. Significant market inputs that were considered include: NFP’s market value remaining below net book value, the recent performance of the Company in the current economic environment, discount rates that are risk adjusted to reflect both company-specific and market-based credit spreads and other relevant market data. Among other items, the market value reflected the stressed macroeconomic environment and its impact on the Company’s sales, particularly in the life insurance area, and the Company’s capital structure. In applying the market value approach, management derived an enterprise value of the Company as a whole as of June 30, 2009, taking into consideration market multiples, an appropriate equity premium and the current capital structure. The market value approach was used to derive the implied equity value of the entity as a whole which was then allocated to the individual reporting units based on the proportional fair value of each reporting unit derived using the income approach to the total entity fair value derived using the income approach.

The fair value for each reporting unit under the income approach was then blended with the fair value for each reporting unit under a market value approach. For the three months ended March 31, 2009, heavier weighting was given to the market value approach to derive current period fair value for each reporting unit due to the large difference between the valuation of the Company’s reporting units using an income approach and a market value approach. Subsequent to the first quarter of 2009, the weighting has been equalized due to various factors including, in particular, the difference in the results between the two approaches has declined and the gap between the Company’s market capitalization and book value narrowed.

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

Non-financial assets measured at fair value on a non-recurring basis are summarized below:

($ in thousands)	Six Months Ended June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Book of business	$116,795	$—	$—	$116,795	$(2,062)
Management contract	276,971	—	—	276,971	(18,318)
Institutional customer relationships	11,993	—	—	11,993	—
Trade name	5,030	—	—	5,030	(5,221)
Goodwill	$57,914	$—	$—	$57,914	$(584,631)

In accordance with the provisions of SFAS 144, long-lived assets held and used with a carrying amount of $426.2 million were written down to their fair value of $405.8 million, resulting in an impairment charge of $20.4 million for amortizing intangibles, which was included in earnings for the six months ended June 30, 2009.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2009—(Continued)

(Unaudited)

In accordance with the provisions of SFAS 142, goodwill and trade name of $652.7 million was written down to its implied fair value of $62.9 million, resulting in an impairment charge of $589.8 million, which was included in earnings for the six months ended June 30, 2009.

As previously stated in NFP’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 10-K”), NFP carefully monitors both the expected future cash flows of its reporting units and its market capitalization for the purpose of assessing the carrying values of its goodwill and intangible assets. As further stated in the 2008 10-K, if the stock price remained below the net book value per share, or other negative business factors existed as outlined in SFAS 142, NFP may be required to perform another Step 1 analysis and potentially a Step 2 analysis, which could result in an impairment of up to the entire balance of the Company’s remaining goodwill; if NFP performed a Step 2 goodwill impairment analysis as defined by SFAS 142, it would also be required to evaluate its intangible assets for impairment under SFAS 144. NFP’s impairment analysis for the six months ended June 30, 2009, consistent with the analysis previously stated in the 2008 10-K, led to the impairment charge taken for the six months ended June 30, 2009.

Note 6 - Borrowings

Credit Facility

NFP’s credit facility among NFP, the financial institutions party thereto and Bank of America, N.A., as administrative agent, is structured as a revolving credit facility and matures on August 22, 2011. NFP has previously amended its credit facility as described in its Annual Report on Form 10-K for the year ended December 31, 2008. On May 6, 2009, NFP executed the third amendment to its credit facility (the “Third Amendment”). Pursuant to the Third Amendment, the definition of EBITDA has been amended to expressly provide that the non-cash impairment of goodwill and intangible assets associated with the Company’s evaluation of intangible assets for the first quarter of 2009 in accordance with SFAS 144 and SFAS 142 will be disregarded in the calculation of EBITDA.

NFP may elect to pay down its outstanding balance at any time before August 22, 2011. Subject to legal or regulatory requirements, the credit facility is secured by the assets of NFP and its wholly-owned subsidiaries. Up to $35.0 million of the credit facility is available for the issuance of letters of credit and the sublimit for swingline loans is the lesser of $10.0 million or the total revolving commitments outstanding. The credit facility contains various customary restrictive covenants, subject to certain exceptions, that prohibit the Company from, among other things: (i) incurring additional indebtedness or guarantees, (ii) creating liens or other encumbrances on property or granting negative pledges, (iii) entering into a merger or similar transaction, (iv) selling or transferring certain property, (v) making certain restricted payments and (vi) making advances or loans. In addition, the credit facility contains financial covenants requiring the Company to maintain certain ratios.

As of June 30, 2009, the Company was in compliance with all of its debt covenants. Per the terms of its amended credit facility, the maximum consolidated leverage ratio, one of the Company’s most restrictive debt covenants, is required to be a maximum of 3.25 to 1.0 on the last day of the rolling four quarter period ended June 30, 2009. As of June 30, 2009, the consolidated leverage ratio was 2.5 to 1.0. However, if the Company’s earnings deteriorate, it is possible that NFP will fail to comply with the terms of its credit facility in the future, such as the consolidated leverage ratio covenant, and therefore be in default under the credit facility. Upon the occurrence of such event of default, the majority of lenders under the credit facility could cause amounts currently outstanding to be declared immediately due and payable. Such an acceleration could trigger “cross acceleration provisions” under NFP’s indenture governing the notes; see “—Convertible Senior Notes” below.

As of June 30, 2009, the year-to-date weighted average interest rate for NFP’s credit facility was 3.94%. The combined weighted average of the credit facility in the prior year period was 4.77%.

NFP had a balance of $115.0 million outstanding under its credit facility as of June 30, 2009 and a balance of $169.0 million as of June 30, 2008. At December 31, 2008, outstanding borrowings were $148.0 million.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2009—(Continued)

(Unaudited)

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

Upon conversion, NFP will pay, at its election, cash or a combination of cash and common stock based on a daily conversion value calculated on a proportionate basis for each trading day of the relevant 20 trading day observation period. The initial conversion rate for the notes was 17.9791 shares of common stock per $1,000 principal amount of notes, equivalent to a conversion price of approximately $55.62 per share of common stock. The conversion price is subject to adjustment in some events but is not adjusted for accrued interest. As of June 30, 2009 the conversion rate for the notes is 18.0679 shares of common stock per $1,000 principal amount of notes, equivalent to a conversion price of approximately $55.35 per share of common stock. In addition, if a “fundamental change” (as defined in the First Supplemental Indenture governing the notes) occurs prior to the maturity date, NFP will, in some cases and subject to certain limitations, increase the conversion rate for a holder that elects to convert its notes in connection with such fundamental change.

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

June 30, 2009—(Continued)

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

As of June 30, 2009 the net carrying amount of the notes was $199.0 million and the unamortized discount of the notes within additional paid-in capital was $31.0 million. As of December 31, 2008 the net carrying amount of the notes was $193.5 million and the unamortized discount was $36.5 million. As of June 30, 2009 and December 31, 2008 the principal amount of the notes was $230.0 million. The discount on the notes is being amortized over the life of the notes and as of June 30, 2009 the amortization period has 31 months remaining. The effective interest rate on the notes is 6.62%. For the six months ended June 30, 2009, the amount of interest expense incurred by NFP relating to the notes for cash interest paid and for the amortization of the discount is approximately $6.4 million.

As of June 30, 2009 the conversion rate for the notes is 18.0679 shares of common stock per $1,000 principal amount of notes, equivalent to a conversion price of approximately $55.35 per share of common stock. As of June 30, 2009 the instrument’s converted value did not exceed its principal amount of $230.0 million.

Note 7 - Stockholders’ Equity

The changes in stockholders’ equity and comprehensive income (loss) during the six months ended June 30, 2009 are summarized as follows:

(in thousands)	Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2008	$4,388	$881,458	$97,178	$(159,456)	$(50)	$823,518
Common stock issued for:
Contingent consideration	—	(6,801)	(31,578)	40,991	—	2,612
Incentive payments	—	—	—	—	—	—
Common stock repurchased	—	—	—	(320)	—	(320)
Common stock returned from escrow	—	—	—	(254)	—	(254)
Tax benefit from purchase of call options	—	38	—	—	—	38
Stock issued through Employee Stock Purchase Plan	—	(4,370)	—	4,922	—	552
Stock-based awards exercised/lapsed, including tax benefit	21	(3,125)	—	—	—	(3,104)
Shares cancelled to pay withholding taxes	—	(159)	—	—	—	(159)
Amortization of unearned stock-based compensation, net of cancellations	—	4,987	—	—	—	4,987
Dividend Equivalents of stock-based awards	—	3	(53)	—	—	(50)
Components of comprehensive income (loss):
Translation adjustments, net of tax effect of $22	—	—	—	—	148	148
Net (Loss)	—	—	(505,777)	—	—	(505,777)
Comprehensive income (loss)	—	—	—	—	—	(505,629)
Balance at June 30, 2009	$4,409	$872,031	$(440,230)	$(114,117)	$98	$322,191

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2009—(Continued)

(Unaudited)

Stock-based compensation

NFP is authorized under its 2009 Stock Incentive Plan to grant awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance-based awards or other stock-based awards that may be granted to officers, employees, Principals, independent contractors and non-employee directors of the Company and/or an entity in which the Company owns a substantial ownership interest (i.e., a subsidiary of the Company). Any shares covered by outstanding options or other equity awards that are forfeited, cancelled or expire after April 15, 2009 without the delivery of shares under NFP’s Amended and Restated 1998 Stock Incentive Plan, Amended and Restated 2000 Stock Incentive Plan, Amended and Restated 2000 Stock Incentive Plan for Principals and Managers, Amended and Restated 2002 Stock Incentive Plan or Amended and Restated 2002 Stock Incentive Plan for Principals and Managers, may also be issued under the 2009 Stock Incentive Plan.

Stock-based compensation expense was $2.5 million and $3.5 million for three months ended June 30, 2009 and 2008, respectively, and $5.0 million and $6.7 million for the six months ended June 30, 2009 and 2008, respectively.

Summarized below is the amount of stock-based compensation allocated between cost of services and corporate and other expenses in the consolidated statements of income.

	Three Months Ended June 30,		Six Months Ended June 30
(in thousands)	2009	2008	2009	2008
Cost of services:
Operating expenses	$876	$1,116	$1,802	$2,099
Management fees	402	552	803	917
Corporate and other expenses:
General and administrative	1,222	1,870	2,382	3,726
Total stock-based compensation cost	$2,500	$3,538	$4,987	$6,742

Employee Stock Purchase Plan

Effective January 1, 2007, NFP established an Employee Stock Purchase Plan (“ESPP”). The ESPP is designed to encourage the purchase of common stock by NFP’s employees, further aligning interests of employees and stockholders and providing incentive for current employees. Up to 3,500,000 shares of common stock are currently available for issuance under the ESPP. The ESPP enables all regular and part-time employees who have worked with NFP for at least one year to purchase shares of NFP common stock through payroll deductions of any whole dollar amount of eligible compensation, up to an annual maximum of $10,000. The employees’ purchase price is 85% of the lesser of the market price of the common stock on the first business day or the last business day of the quarterly offering period. The Company recognizes compensation expense related to the compensatory nature of the discount given to employees who participate in the ESPP, which totaled $0.4 million and $0.3 million for the six months ended June 30, 2009 and 2008, respectively.

Summarized ESPP information is as follows:

(in thousands, except per share amounts)	For the Period Ended June 30, 2009
Purchase price per share	$2.76
Shares to be acquired	106
Employee contributions	$293
Stock compensation expense recognized	$374

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2009—(Continued)

(Unaudited)

Note 8 - Non-Cash Transactions

The following non-cash transactions occurred during the periods indicated:

	Six Months Ended June 30,
	2009	2008
Stock issued as consideration for acquisitions	$—	$12,035
Net assets acquired (liabilities assumed) in connection with acquisitions	(54)	37
Stock issued as incentive compensation	—	5,524
Stock issued for contingent consideration and other	2,359	218
Stock repurchased, note receivable and satisfaction of an accrued liability in connection with divestitures of acquired firms	63	317
Stock repurchased in exchange for satisfaction of a note receivable, due from principal and/or certain entities they own and other assets	256	557
Excess (reduction in) tax benefit from stock-based awards exercised/lapsed, net	(3,035)	(891)
Accrued liability for contingent consideration	$7,554	$6,633

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

The Company cannot predict at this time the effect that any current or future regulatory activity, investigations or litigation will have on its business. Given the current regulatory environment and the number of its subsidiaries operating in local markets throughout the country, it is possible that the Company will become subject to further governmental inquiries and subpoenas and have lawsuits filed against it. In addition, the stock market continues to experience significant price and volume fluctuations. When the market price of a company’s stock drops significantly, shareholders may institute securities class action litigation against that company. Any litigation against NFP could cause it to incur substantial costs, divert the time and attention of management and other resources, or otherwise harm the Company’s business. The Company’s ultimate liability, if any, in connection with these matters and any possible future such matters is uncertain and subject to contingencies that are not yet known.

Contingent consideration arrangements

The maximum contingent payment which could be payable as purchase consideration based on commitments outstanding as of June 30, 2009 is as follows:

(in thousands)	2009	2010	2011	2012	Thereafter
Maximum contingent payments payable as purchase consideration	$77,955	$117,853	$79,276	$241	$400

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2009—(Continued)

(Unaudited)

Performance incentives

Management fees include an accrual for certain performance-based incentive amounts payable under NFP’s ongoing incentive program. Incentive amounts are paid in a combination of cash and NFP’s common stock. In addition to the incentive award, NFP pays an additional cash incentive equal to 50% of the incentive award elected to be received in the form of NFP’s stock. This election is made subsequent to the completion of the incentive period. For firms that began their incentive period prior to January 1, 2005, the principal can elect from 0% to 100% to be paid in NFP’s common stock. No accrual is made for these additional cash incentives until the related election is made. However, for firms beginning their incentive period on or after January 1, 2005 (with the exception of Highland Capital Holding Corporation firms which completed this incentive period in 2008), the principal is required to take a minimum of 30% (maximum 50%) of the incentive award in common stock. The Company accrues on a current basis for these firms the additional cash incentive (50% of the stock portion of the award) based upon the principal’s election or the minimum percentage required to be received in NFP stock. As of June 30, 2009, the maximum additional payment for this cash incentive that could be payable for all firms was approximately $0.4 million. Currently, NFP has elected to pay all incentive awards under this plan in cash.

2009 Principal Incremental Incentive Plan

For the year beginning January 1, 2009, NFP instituted the 2009 Principal Incremental Incentive Plan (the “2009 Plan”). The terms of the 2009 Plan provide that if NFP’s organic gross margin increases in 2009 relative to 2008, NFP will fund a new incentive pool (the “2009 Incentive Pool”) which will be equal to 50% of NFP’s organic gross margin increase. Generally, the 2009 Incentive Pool will be allocated pro rata with each firm’s contribution to organic gross margin growth. As of June 30, 2009 the Company has not accrued any amounts relating to the 2009 Plan. As of the second quarter of 2009, the Company refers to its “same store” metrics as organic metrics.

Self insured medical plan

Effective January 1, 2008, the Company is primarily self insured for medical insurance benefits provided to employees, and purchases insurance to protect the Company against claims, both on an individual and in aggregate basis, above certain levels. A health insurance carrier adjudicates and processes employee claims and is paid a fee for these services. The Company reimburses the health insurance carrier for paid claims. The Company estimates its exposure for claims incurred but not paid using historical census and other information provided by its health insurance carrier and other professionals. The Company has $2.9 million accrued for self insurance liabilities at June 30, 2009. As of June 30, 2008, the Company accrued $1.4 million for self insurance liabilities. As of December 31, 2008, the Company accrued $2.1 million for self insurance liabilities.

Deferred compensation plan

On March 25, 2009, NFP amended and restated its non-qualified deferred compensation plan for a select group of management and highly compensated employees of NFP, NFP Securities, Inc. and NFP Insurance Services, Inc. The plan is designed to aid NFP in retaining and attracting executive employees by providing them with tax-deferred savings opportunities. Under the plan, participants may elect to defer receipt of a portion of their annual eligible compensation. Amounts deferred under the plan are invested at the direction of the participant. NFP may make a matching contribution of up to 50% of the first 6% of the participant’s eligible compensation, not to exceed the participant’s deferred amounts. Matching contributions, if any, are credited to the participant’s deferral account as of the last day of each plan year. 50% of all matching contributions, plus an additional amount equal to 10% of such matching contributions is deemed to be invested in an NFP stock fund, and the remaining 50% of the matching contributions is allocated to other hypothetical investments selected by the participant. The participants are 100% vested in their deferred amounts at all times. Matching contributions shall vest based on a participant’s number of years of service. Subject to the terms of the plan, distributions from a participant’s deferral account will occur upon the end of the deferral period, upon death or disability, upon the occurrence of unforeseeable emergencies or upon separation of service. A maximum of 25% of deferred compensation may be invested in the NFP stock fund. 50% of future matching contributions, if any, shall be required to be invested in the NFP stock fund. As of June 30, 2009, the Company’s deferred compensation liability balance was $1.9 million. As of June 30, 2008, the Company’s deferred compensation liability balance was $0.6 million. As of December 31, 2008, the Company's deferred compensation liability balance was $1.5 million. NFP has decided that no matching contributions will be made for base compensation or incentive compensation earned for service in 2009.

Note 10 – Subsequent Events

The Company adopted SFAS 165 in June 2009 and evaluated subsequent events from July 1, 2009 through August 5, 2009. Through August 5, 2009, the Company did not have any significant subsequent events to report.

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

Executive Overview

The Company is a leading independent distributor of financial services products primarily to high net worth individuals and companies. Founded in 1998 and commencing operations on January 1, 1999, NFP has grown internally and through acquisitions and as of June 30, 2009, operates a national distribution network with over 165 firms. During the six months ended June 30, 2009, revenue decreased $132.7 million, or 23.1%, to $441.2 million from $573.9 million during the six months ended June 30, 2008. The Company experienced a net loss of $505.8 million for the six months ended June 30, 2009, a decrease of $523.2 million from net income of $17.4 million during the six months ended June 30, 2008. The net loss was due to a substantial increase in the level of impairment of goodwill and intangible assets from $5.0 million for the six months ended June 30, 2008 to $610.2 million for the six months ended June 30, 2009. Excluding the after tax impact of impairments, the net income decline was a result of lower revenue, particularly in life insurance, partially offset by declines in cost of services and general and administrative expense.

The Company’s firms earn revenue that consists primarily of commissions and fees earned from the sale of financial products and services to their clients. The Company’s firms also incur commissions and fees expense and operating expense in the course of earning revenue. NFP pays management fees to non-employee principals of its firms and/or certain entities they own based on the financial performance of each respective firm. The Company refers to revenue earned by the Company’s firms less the expenses of its firms, including management fees, as gross margin. The Company excludes amortization and depreciation from gross margin. These amounts are separately disclosed as part of Corporate and other expenses. Management uses gross margin as a measure of the performance of the firms that the Company has acquired. Gross margin declined from $101.8 million, or 17.7% of revenue, during the six months ended June 30, 2008 to $77.4 million, or 17.5% of revenue, during the six months ended June 30, 2009. Gross margin percentage remained largely stable despite the decrease in revenue as a result of decreases in the variable components of the Company’s cost structure.

The Company’s gross margin is offset by expenses that NFP incurs at the corporate level, including corporate and other expenses. Corporate and other expenses increased from $55.9 million during the six months ended June 30, 2008 to $660.2 million during the six months ended June 30, 2009. Corporate and other expenses include general and administrative expense, amortization, depreciation, impairment of goodwill and intangible assets, and (gain) loss on sale of subsidiaries. General and administrative expense includes the operating expenses of NFP’s corporate headquarters and a portion of stock-based compensation. General and administrative expense declined from $32.4 million during the six months ended June 30, 2008 to $24.9 million during the six months ended June 30, 2009. General and administrative expense as a percentage of revenue remained stable at 5.6% during the six months ended June 30, 2009.

During the first quarter of 2009, the Company recognized an impairment charge of $607.3 million and an impairment charge of $2.9 million during the second quarter. This represented a significant increase from impairments of $5.0 million in the prior year period. The increase in the impairment charge reflected the incorporation of market data, including NFP’s market value which had remained below net book value, the recent performance of the Company in the recessionary economic environment, discount rates that are risk adjusted to reflect both company-specific and market-based credit spreads and other relevant market data. Among other items, the market value reflected the stressed macroeconomic environment and its impact on the Company’s sales, particularly in the life insurance area, and the Company’s capital structure. As a result, the Company recognized an impairment charge of $610.2 during the six months ended June 30, 2009.

Many external factors affect the Company’s revenue and profitability, including economic and market conditions, legislative and regulatory developments and competition. Because many of these factors are unpredictable and generally beyond the Company’s control, the Company’s revenue and earnings will fluctuate from year to year and quarter to quarter. In the second quarter of 2009, the Company’s gross margin remained largely stable despite the decrease in revenue as a result of the variable components of the Company’s cost structure. The revenue decline was heavily concentrated in retail life, life brokerage and settlements revenue. Corporate and executive benefits, financial planning and investment advisory revenue all declined for the six month period ended June 30, 2009 but at a much lower rate than did life insurance.

The disruption in the global credit markets and the deterioration of the financial markets generally have created increasingly difficult conditions for companies in the financial services industry. In particular, poor economic conditions during the latter part of 2008 continued during the first six months of 2009. Continued financial market volatility and a recessionary economic environment may reduce the demand for the Company’s services or the products the Company distributes and could negatively affect the Company’s results of operations and financial condition. The potential for a significant insurer to experience economic stress or withdraw from writing certain types of insurance the Company currently offers its customers could negatively impact the availability of certain types of insurance and represent potentially reduced revenue and profitability for the Company.

In light of the financial environment, NFP has taken certain steps to streamline operations and conserve available cash and continues to explore further expense reductions. With the exception of certain sub-acquisitions, NFP does not anticipate completing acquisitions until market conditions and financial results stabilize. NFP continues to consider actions designed to strengthen its financial position, including evaluating its capital structure or further reducing indebtedness.

Acquisitions

While acquisitions remain a component of the Company’s business strategy over the long term, NFP suspended acquisition activity (with the exception of certain sub-acquisitions) in the latter part of 2008 in order to conserve cash. NFP will continue to reassess the market and economic environment. Under NFP’s typical acquisition structure, NFP acquires 100% of the equity of businesses that distribute financial services products on terms that are relatively standard across its acquisitions. To determine the acquisition price, NFP’s management first estimates the annual operating cash flow of the business to be acquired based on current levels of revenue and expense. For this purpose, management defines operating cash flow as cash revenue of the business less cash and non-cash expenses, other than amortization, depreciation and compensation to the business’ owners or individuals who subsequently become principals. Management refers to this estimated annual operating cash flow as “target earnings.” Typically, the acquisition price is a multiple (generally in a range of five to six times) of a portion of the target earnings, which management refers to as “base earnings.” Under certain circumstances, NFP has paid multiples in excess of six times based on the unique attributes of the transaction that in the Company’s view justify the higher value. Base earnings averaged 54% of target earnings for all firms owned at June 30, 2009. This percentage can vary based on the percentage of base earnings acquired, disposed, and/or restructured. In determining base earnings, management focuses on the recurring revenue of the business. Recurring revenue refers to revenue from sales previously made (such as renewal commissions on insurance products, commissions and administrative fees for ongoing benefits plans and mutual fund trail commissions) and fees for assets under management.

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

Substantially all of NFP’s acquisitions have been paid for with a combination of cash and NFP common stock, valued at the fair market value at the time of acquisition. NFP typically requires its principals to take at least 30% of the total acquisition price in NFP common stock. However, in transactions involving institutional sellers, the purchase price typically consists of substantially all cash. Through June 30, 2009, principals have taken on average approximately 34% of the total acquisition price in NFP common stock. The following table shows acquisition activity (including sub-acquisitions) in the period:

(in thousands, except number of acquisitions)	Six Months Ended June 30, 2009
Number of acquisitions closed	1
Consideration:
Cash	$279
Common stock	—
Other (1)	186
$465
______________
(1)	Represents obligations of the Company associated with this acquisition.

Although management believes that NFP will continue to have opportunities to complete acquisitions once market conditions stabilize, there can be no assurance that NFP will be successful in identifying and completing acquisitions. Any change in the Company’s financial condition or in the environment of the markets in which the Company operates could impact its ability to source and complete acquisitions.

Restructures and Disposals

Certain businesses acquired by NFP have been adversely affected by changes in the markets served, necessitating a change in the economic relationship between NFP and the principals. For the six months ended June 30, 2009, NFP has restructured twenty-two transactions, seventeen of which had not been previously restructured. These restructures generally result in either temporary or permanent reductions in base and target earnings and/or changes in the ratio of base to target earnings and the principals typically paying cash, surrendering NFP common stock, issuing notes or other concessions by principals. As part of the restructures that occurred during the six months ended June 30, 2009, the Company received greater operating control over the restructured firms, including expense control and limitations on management fee advances. Such restructures are an indicator of a need to assess whether an impairment exists. See “—Expenses—Corporate and other expenses—Impairment of goodwill and intangible assets.”

At times, the Company may dispose of firms, certain business units within a firm or firm assets for one or more of the following reasons: non-performance, changes resulting in firms no longer being part of the Company’s core business, change in competitive environment, regulatory changes, the cultural incompatibility of an acquired firm’s management team with the Company, change of business interests of a principal or other issues personal to a principal. In certain instances NFP may sell operating companies back to the principals. Principals generally buy back businesses by surrendering all of their NFP common stock and paying cash or issuing NFP a note. For the six months ended June 30, 2009, NFP has disposed of eight firms and certain assets of two more firms.

Revenue

The Company’s firms generate revenue primarily from the following sources:

•

Corporate and executive benefits commissions and fees. The Company’s firms earn commissions on the sale of insurance policies written for benefits programs. The commissions are paid each year as long as the client continues to use the product and maintains its broker of record relationship with the firm. The Company’s firms also earn fees for the development and implementation of corporate and executive benefits programs as well as fees for the duration that these programs are administered. Asset-based fees are also earned for administrative services or consulting related to certain benefits plans. Incidental to the corporate and executive benefits services provided to their customers, some of the Company’s firms offer property and casualty insurance brokerage and advisory services. The Company believes that these services complement the corporate and executive benefits services provided to the Company’s clients. In connection with these services, the Company earns commissions and fees.

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

Some of the Company’s firms also earn additional compensation in the form of incentive and marketing support revenue from manufacturers of financial services products, based on the volume, persistency and profitability of business generated by the Company from these three sources. Incentive and marketing support revenue is recognized at the earlier of notification of a payment or when payment is received, unless historical data or other information exists which enables management to reasonably estimate the amount earned during the period. These forms of payments are earned both with respect to sales by the Company’s owned firms and sales by NFP’s affiliated third-party distributors.

NFP Securities, Inc. (“NFPSI”), NFP’s registered broker-dealer and investment adviser, also earns commissions and fees on the transactions effected through it. Most principals of the Company’s firms, as well as many of the Company’s affiliated third-party distributors, conduct securities or investment advisory business through NFPSI.

Although NFP’s operating history is limited, historically a significant number of its firms earn approximately 65% to 70% of their revenue in the first three quarters of the year and approximately 30% to 35% of their revenue in the fourth quarter. In 2008, NFP earned 26% of its revenue in the fourth quarter. The Company believes that the continuation of a difficult economic environment punctuated by a deterioration in credit and liquidity, investment losses and a reduction in consumer confidence may result in a change in this historical pattern for the year ended December 31, 2009, as was the case for the year ended December 31, 2008.

Expenses

The following table sets forth certain expenses as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of services:
Commissions and fees	27.9	32.7	28.3	33.2
Operating expenses	40.7	34.9	42.3	35.6
Management fees	13.3	14.2	11.9	13.5
Total cost of services (excludes items shown separately below)	81.9	81.8	82.5	82.3
Gross margin	18.1	18.2	17.5	17.7
Corporate and other expenses:
General and administrative	5.4	5.6	5.6	5.6
Amortization	4.1	3.4	4.3	3.4
Depreciation	1.6	1.1	1.6	1.1
Impairment of goodwill and intangible assets	1.3	1.0	138.3	0.9
Loss (gain) on sale of subsidiaries	(0.6)	(0.2)	(0.2)	(1.3)
Total corporate and other expenses	11.8%	10.9%	149.6%	9.7%

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

Management fees. NFP pays management fees to the principals of its firms and/or certain entities they own based on the financial performance of the firms they manage. NFP typically pays a portion of the management fees monthly in advance. Once NFP receives its cumulative preferred earnings (base earnings) from a firm, the principals and/or entity the principals own will earn management fees equal to earnings above base earnings up to target earnings. An additional management fee is paid in respect of earnings in excess of target earnings based on the ratio of base earnings to target earnings. For example, if base earnings equal 40% of target earnings, NFP receives 40% of earnings in excess of target earnings and the principals and/or the entities they own receives 60%. A majority of the Company’s acquisitions have been completed with a ratio of base earnings to target earnings of 50%. Management fees also include an accrual for certain performance-based incentive amounts payable under NFP’s ongoing incentive plan. Incentive amounts are paid in a combination of cash and NFP’s common stock. In addition to the incentive award, NFP pays an additional cash incentive equal to 50% of the incentive award elected to be received in NFP common stock. This election is made subsequent to the completion of the incentive period. For firms that began their incentive period prior to January 1, 2005, the principal could elect from 0% to 100% to be paid in NFP’s common stock. No accrual is made for these additional cash incentives until the incentive award is earned and the related election is made. However, for firms beginning their incentive period on or after January 1, 2005 (with the exception of Highland Capital Holding Corporation firms which completed this incentive period in 2008), the principal is required to take a minimum of 30% (maximum of 50%) of the incentive award in NFP common stock. The Company accrues on a current basis for these firms the additional cash incentive (50% of the stock portion of the award based upon the principal’s election) on the minimum percentage required to be received in company stock. Currently, NFP has elected to pay all incentive awards under this plan in cash. Management fees are reduced by amounts paid by the principals and/or certain entities they own under the terms of the management agreement for capital expenditures, including sub-acquisitions, in excess of $50,000. These amounts may be paid in full or over a mutually agreeable period of time and are recorded as a “deferred reduction in management fees.” Amounts recorded in deferred reduction in management fees are amortized as a reduction in management fee expense generally over the useful life of the asset. The ratio of management fees to gross margin before management fees is dependent on the percentage of total earnings of the Company’s firms capitalized by the Company, the performance of the Company’s firms relative to base earnings and target earnings, the growth of earnings of the Company’s firms in the periods after their first three years following acquisition and the earnings of NFPISI, NFPSI and a small number of firms without a principal, to whom which no management fees are paid. Due to NFP’s cumulative preferred position, if a firm produces earnings below target earnings in a given year, NFP’s share of the firm’s total earnings would be higher for that year. If a firm produces earnings at or above target earnings, NFP’s share of the firm’s total earnings would be equal to the percentage of the earnings capitalized by NFP in the initial transaction, less any percentage due to additional management fees earned under the ongoing incentive plan. The Company records share-based payments related to principals as management fees which are included as a component of cost of services.

The table below summarizes the results of operations of NFP’s firms for the periods presented and uses the following non-GAAP measures (i) gross margin before management fees, (ii) gross margin before management fees as a percentage of total revenue and (iii) management fees, as a percentage of gross margin before management fees. Gross margin before management fees represents the profitability of the Company’s business before principals receive participation in the earnings. Gross margin before management fees as a percentage of total revenue represents the base profitability of the Company divided by the total revenue of the Company’s business. Whether or not a principal participates in the earnings of a firm is dependent on the specific characteristics and performance of that firm. Management fees as a percentage of gross margin before management fees represents the percentage of earnings that is not retained by the Company as profit, but is paid out to principals.

The Company uses gross margin before management fees and gross margin before management fees as a percentage of total revenue to evaluate how the Company’s business is performing before giving consideration to a principal’s participation in their firm’s earnings. This measure is one for which the principal is compensated and reflects the principal’s performance and is a result of their direct operating authority and control. Management fees as a percentage of gross margin before management fees is a measure that management uses to evaluate how much of the Company’s margin and margin growth is being shared with principals. This management fee percentage is a variable, not a fixed, ratio. Management fees as a percentage of gross margin before management fees will fluctuate based upon the aggregate mix of earnings performance by individual firms. It is based on the percentage of the Company’s earnings that are capitalized at the time of acquisition, the performance relative to NFP’s preferred position in the earnings and the growth of the individual firms and in the aggregate. Management fees may be higher during periods of strong growth due to the increase in incentive accruals. Higher firm earnings will generally be accompanied by higher incentive accruals. Where firm earnings decrease, management fees and management fee percentage may be lower as incentive accruals are either reduced or eliminated. Further, since NFP retains a cumulative preferred interest in base earnings, the relative percentage of management fees generally decreases as firm earnings decline. For firms that do not achieve base earnings, principals earn no management fee. Thus, a principal generally earns more management fees only when firm earnings grow and, conversely, principals earn less when firm earnings decline. This structure provides the Company with protection against earnings shortfalls through reduced management fee expense; in this manner the interests of the principals and shareholders remain aligned.

Management uses these non-GAAP measures to evaluate the performance of its firms and the results of the Company’s model. This cannot be effectively illustrated using the corresponding GAAP measures as management fees would be included in these GAAP measures and produce a less meaningful measure for this evaluation. On a firm-specific basis the Company uses these measures to help the Company determine where to allocate corporate and other resources to assist firm principals to develop additional sources of revenue and improve their earnings performance. The Company may assist these firms in expense reductions, cross selling, providing new products or services, technology improvements, providing capital for sub-acquisitions or coordinating internal mergers. On a macro level, the Company uses these measurements to help it evaluate broad performance of products and services which, in turn, helps shape the Company’s acquisition policy. In recent years, the Company has emphasized acquiring businesses with a higher level of recurring revenue, such as benefits businesses, and those which expand the Company’s platform capabilities. The Company also may use these measures to help it assess the level of economic ownership to retain in new acquisitions or existing firms. Finally, the Company uses these measures to monitor the effectiveness of its ongoing incentive plan.

Management fees were 40.4% of gross margin before management fees for the six months ended June 30, 2009 compared with 43.3% for the three months ended June 30, 2008. As gross margin before management fees as a percentage of total revenue has decreased, the principals’ percentage participation in these earnings has also declined.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
(dollars in thousands)
Revenue:
Commissions and fees	$224,198	$287,457	$441,179	$573,853
Cost of services:
Commissions and fees	62,474	93,991	124,875	190,271
Operating expenses (1)	91,250	100,358	186,441	204,197
Gross margin before management fees	70,474	93,108	129,863	179,385
Management fees	29,954	40,818	52,461	77,587
Gross margin	$40,520	$52,290	$77,402	$101,798
Gross margin as a percentage of total revenue	18.1%	18.2%	17.5%	17.7%
Gross margin before management fees as a percentage of total revenue	31.4%	32.4%	29.4%	31.3%
Management fees as a percentage of gross margin before management fees	42.5%	43.8%	40.4%	43.3%
______________
(1)	Excludes amortization and depreciation which are shown separately under Corporate and other expenses.

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

In accordance with SFAS 144, long-lived assets, such as purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company generally performs its recoverability test on a quarterly basis for each of its acquired firms that have experienced a significant deterioration in its business indicated principally by an inability to produce base earnings for a period of time. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted cash flows expected to be generated by the asset and by the eventual disposition of the asset. If the estimated undiscounted cash flows are less than the carrying amount of the underlying asset, an impairment may exist. The Company measures impairments on identifiable intangible assets subject to amortization by comparing the fair value of the asset to the carrying amount of the asset. In the event that the discounted cash flows are less than the carrying amount, an impairment charge will be recognized for the difference in the consolidated statements of income.

In accordance with SFAS 142, goodwill and intangible assets not subject to amortization are tested at least annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the intangible asset might be impaired. The Company generally performs its impairment test on a quarterly basis for each of its acquired firms that may have an indicator of impairment. Indicators at the Company level include but are not limited to: sustained operating losses or a trend of poor operating performance, loss of key personnel, a decrease in NFP’s market capitalization below its book value, and an expectation that a reporting unit will be sold or otherwise disposed of. Indicators of impairment at the reporting unit level may be due to the failure of the firms the Company acquires to perform as expected after the acquisition for various reasons, including legislative or regulatory changes that affect the products and services in which a firm specializes, the loss of key clients after acquisition, general economic factors that impact a firm in a direct way, and the death or disability of significant principals. If one or more indicators of impairment exist, NFP performs an evaluation to identify potential impairments. If an impairment is identified, NFP measures and records the amount of impairment loss.

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

As previously stated in NFP’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 10-K”), NFP carefully monitors both the expected future cash flows of its reporting units and its market capitalization for the purpose of assessing the carrying values of its goodwill and intangible assets. As further stated in the 2008 10-K, if the stock price remained below the net book value per share, or other negative business factors existed as outlined in SFAS 142, NFP may be required to perform another Step 1 analysis and potentially a Step 2 analysis, which could result in an impairment of up to the entire balance of the Company’s remaining goodwill; if NFP performed a Step 2 goodwill impairment analysis as defined by SFAS 142, it would also be required to evaluate its intangible assets for impairment under SFAS 144. NFP’s impairment analysis for the six months ended June 30, 2009, consistent with the analysis previously stated in the 2008 10-K, led to the impairment charge taken for the six months ended June 30, 2009. In accordance with the provisions of SFAS 144, long-lived assets held and used were written down to their fair value, resulting in an impairment charge of $20.4 million for amortizing intangibles, which was included in earnings for the six months ended June 30, 2009. Of this $20.4 million, an impairment charge of $18.9 million was recognized for the three months ended March 31, 2009. In accordance with the provisions of SFAS 142, goodwill and trade name was written down to its implied fair value, resulting in an impairment charge of $589.8 million, which was included in earnings for the six months ended June 30, 2009. Of this $589.8 million, an impairment charge of $588.4 million was recognized for the three months ended March 31, 2009.

Gain on sale of subsidiaries. From time to time, NFP has disposed of acquired firms or certain assets of acquired firms. In these dispositions, NFP may realize a gain or loss on the sale of the acquired firms or certain assets of acquired firms.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth:

•

the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements;

•	the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and
•	the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

SFAS 165 is effective for financial statements issued for interim and annual periods ending after June 15, 2009. The Company has adopted SFAS 165. See “Note 10—Subsequent Events” for further detail.

Recently issued accounting standards

In June 2009, the FASB issued SFAS No. 168, “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162” (“SFAS 168”), which will become the source of authoritative U.S. generally accepted accounting principles “GAAP” recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the FASB Accounting Standards Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the FASB Accounting Standards Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Upon the adoption of SFAS 168, beginning for the interim period ending September 30, 2009, references to authoritative accounting literature will be conformed to relevant sections of the FASB Accounting Standards Codification in future filings.

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

Three months ended June 30, 2009 compared with three months ended June 30, 2008

The following table provides a comparison of the Company’s revenue and expenses for the periods presented:

	For Three Months Ended June 30,
	2009	2008	$ Change	% Change
Statement of Operations Data:
Revenue:
Commissions and fees	$224.2	$287.5	$(63.3)	(22.0)%
Cost of services:
Commissions and fees	62.5	94.0	(31.5)	(33.5)
Operating expenses (1)	91.2	100.4	(9.2)	(9.2)
Management fees	30.0	40.8	(10.8)	(26.5)
Total cost of services	183.7	235.2	(51.5)	(21.9)

Gross margin	40.5	52.3	(11.8)	(22.6)
Corporate and other expenses:
General and administrative	12.2	16.2	(4.0)	(24.7)
Amortization	9.2	9.7	(0.5)	(5.2)
Depreciation	3.5	3.2	0.3	9.4
Impairment of goodwill and intangible assets	2.9	2.8	0.1	3.6
Gain on sale of subsidiaries	(1.3)	(0.5)	(0.8)	(160.0)
Total corporate and other expenses	26.5	31.4	(4.9)	(15.6)
Income from operations	14.0	20.9	(6.9)	(33.0)
Interest and other income	7.4	1.2	6.2	516.7
Interest and other expense	(5.4)	(5.2)	(0.2)	3.8
Net interest and other	2.0	(4.0)	6.0	(150.0)
Income before income taxes	16.0	16.9	(0.9)	(5.3)
Income tax expense	6.0	8.0	(2.0)	(25.0)
Net income	$10.0	$8.9	$1.1	12.4%

______________
(1)	Excludes amortization and depreciation which are shown separately under Corporate and other expenses.

Summary

Net income. The company recorded net income of $10.0 million in the three months ended June 30, 2009 compared with net income of $8.9 million in the three months ended June 30, 2008. Net income as a percentage of revenue was 4.5% for the three months ended June 30, 2009 compared with 3.1% for the three months ended June 30, 2008. Decreases in gross margin were partially offset by declines in corporate and other expenses. In addition, interest and other income increased by $6.2 million during the quarter primarily due to the receipt of $5.5 million of key-person life insurance proceeds.

Revenue

Commissions and fees. Commissions and fees decreased $63.3 million, or 22%, to $224.2 million in the three months ended June 30, 2009 compared with $287.5 million in the same period last year. Retail life, life brokerage and life settlements revenue during the second quarter of 2009 continued to be negatively impacted by the broader economic environment. The Company experienced less severe declines in executive benefits revenue, as some clients reduced benefits offered to employees due to cost-cutting measures and rising unemployment, and financial planning and investment advisory revenue, as fees for assets under management declined with declining market values, while corporate benefits revenues remained largely stable quarter over quarter. Commissions and fees generated from new acquisitions totaled $2.6 million in the three months ended June 30, 2009, which was largely offset by a $65.9 million decline in revenue at existing firms. Also included in the decline in revenue at existing firms was a decrease in revenue resulting from firms disposed subsequent to the second quarter of 2008 totaling $1.4 million.

Cost of services

Commissions and fees. Commissions and fees expense decreased $31.5 million, or 33.5%, to $62.5 million in the three months ended June 30, 2009 compared with $94.0 million in the same period last year. As a percentage of revenue, commissions and fees expense was 27.9% in the three months ended June 30, 2009 compared with 32.7% in the same period last year. The sharp decline in commissions and fees expense both in dollars and as a percentage of revenue was largely attributable to the decline in revenue, particularly in retail life products, life brokerage and life settlements, which typically have higher commission payouts. Partially offsetting the decline in commission expense of $31.5 million or 33.5% was a slight increase in commission expense for benefits and financial advisory related products. New acquisitions accounted for an increase of less than $0.1 million in commissions and were largely offset by a $31.6 million decline in commissions at existing firms.

Operating expenses. Operating expenses decreased $9.2 million, or 9.2%, to $91.2 million in the three months ended June 30, 2009 compared with $100.4 million in the same period last year. As a percentage of revenue, operating expenses increased to 40.7% in the three months ended June 30, 2009 from 34.9% during the prior year period. The decline in operating expenses at existing firms was largely a result of cost reduction initiatives across the firms. Personnel and related costs continue to comprise more than 65% of firm operating expenses and account for nearly 52.4% of the operating expense decline in the quarter-over-quarter comparison largely as a result of headcount reductions and reductions in commission payments among employee producers. The increase in operating expenses as a percentage of revenue was largely a result of the sharp decline in revenue concentrated in retail life, life brokerage and life settlements. Operating expenses associated with benefits firms increased during the quarter as firms devoted resources to maintaining strong customer relationships to aid client retention during the difficult economic environment. Stock-based compensation to firm employees and for firm activities included in operating expenses as a component of cost of services in the second quarter of 2009 was $0.9 million compared to $1.1 million in the second quarter of 2008. Approximately $9.8 million of the decrease in operating expenses was from existing firms which was offset by a $0.6 million increase in operating expenses from new acquisitions.

Management fees. Management fees decreased $10.8 million, or 26.5%, to $30.0 million in the three months ended June 30, 2009 compared with $40.8 million in the three months ended June 30, 2008. Management fees were 42.5% of gross margin before management fees in the three months ended June 30, 2009 compared with 43.8% in the same period last year. Included in management fees was a $0.1 million reduction of the accrual for ongoing incentive plans in the second quarter of 2009 compared with an increase in the accrual of $2.6 million in the second quarter of 2008. Incentive accruals will vary from period to period based on the mix of firms participating in the program and the volatility of their earnings. The decrease in management fees as a percentage of gross margin before management fees reflects the lower level of firm earnings as well as the higher ratio of base to target earnings of firms acquired in recent years. In aggregate, the higher ratio of base to target earnings of 54% in the three months ended June 30, 2009 as compared to 52% as of June 30, 2008, was largely as a result of firm restructures. In addition, management fees included $0.4 million of stock-based compensation expense in the three months ended June 30, 2009 compared with $0.6 million for the three months ended June 30, 2008.

Gross margin. Gross margin decreased $11.8 million, or 22.6%, to $40.5 million in the three months ended June 30, 2009 compared with $52.3 million in the same period last year. As a percentage of revenue, gross margin was 18.1% in the three months ended June 30, 2009 compared to 18.2% in the same period last year. Despite the revenue decline, gross margin as a percentage of revenue was largely stable as higher operating expenses as a percentage of revenue were partially offset by lower commissions and fees expense, and lower management fees expense as a percentage of revenue.

Corporate and other expenses

General and administrative. General and administrative expense, which includes stock-based compensation, decreased $4.0 million, or 24.7%, to $12.2 million in the three months ended June 30, 2009 compared with $16.2 million in the same period last year. As a percentage of revenue, general and administrative expense decreased slightly to 5.4% in the three months ended June 30, 2009 compared with 5.6% in the prior year period. The decrease of $4.0 million was primarily due to a $1.8 million decrease in compensation and benefits and a $0.6 million decrease in stock-based compensation expense. The decrease was largely the result of headcount reductions and management’s continued efforts to reduce expenses. Stock-based compensation included in general and administrative expense was $1.2 million and $1.9 million in the three months ended June 30, 2009 and 2008, respectively.

Amortization. Amortization decreased $0.5 million, or 5.2%, to $9.2 million in the three months ended June 30, 2009 compared with $9.7 million in the same period last year. Amortization expense decreased as a result of a 35.3% decrease in amortizing intangible assets resulting primarily from the suspension of new acquisitions. As a percentage of revenue, amortization was 4.1% in the three months ended June 30, 2009 compared with 3.4% in the three months ended June 30, 2008.

Depreciation. Depreciation expense increased $0.3 million, or 9.4%, to $3.5 million in the three months ended June 30, 2009 compared with $3.2 million in the same period last year. The increase in depreciation resulted from an increase in capital expenditures at the Company’s existing firms and at the corporate office. As a percentage of revenue, depreciation expense was 1.6% in the three months ended June 30, 2009 compared with 1.1% in the same period last year. Depreciation expense attributable to firm operations totaled $2.0 million in the three months ended June 30, 2009 compared with $2.0 million in the same period last year.

Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets increased $0.1 million to $2.9 million in the second quarter of 2009 compared with $2.8 million in the prior year period. The impairment related to nine firms in the second quarter of 2009 and one firm in the second quarter of 2008, resulting in a reduction of the carrying value of the identifiable intangible assets and goodwill associated with these firms to their estimated fair value. As a percentage of revenue, impairments of goodwill and intangible assets was 1.3% for the three months ended June 30, 2009 and 1.0% for the three months ended June 30, 2008.

Gain on sale of subsidiaries. During the second quarter of 2009, the Company recognized a net gain from the disposition of six subsidiaries and the sale of certain assets of a seventh subsidiary totaling $1.3 million. During the second quarter of 2008, the Company recognized a gain from the sale of a subsidiary totaling $0.5 million.

Interest and other income. Interest and other income increased $6.2 million to $7.4 million in the three months ended June 30, 2009 compared to $1.2 million in the three months ended June 30, 2008. Interest and other income increased $6.2 million resulting primarily from key-person life proceeds of $5.5 million and from an increase of approximately $0.5 million of other income received from the sublet of the Company’s former corporate headquarters, offset by a $0.2 million loss incurred as a result of the Company’s life settlements joint venture.

Interest and other expense. Interest and other expense increased $0.2 million or 3.8% to $5.4 million in the three months ended June 30, 2009 compared to $5.2 million in the three months ended June 30, 2008. The increase of $0.2 million in interest and other expense was primarily a result of the accretion of the non-cash interest component of the convertible notes.

Income tax expense

Income tax expense. Income tax expense was $6.0 million in the three months ended June 30, 2009 compared with income tax expense of $8.0 million in the same period during the prior year. The effective tax rate in the second quarter of 2009 was 37.5%, which includes FASB Interpretation No. 48 (“FIN 48”) adjustments for interest and penalties totaling $0.3 million, which were treated discretely. This compares with an effective tax rate of 46.4% in the second quarter of 2008, which includes FIN 48 adjustments for interest and penalties totaling $0.4 million. The estimated annual effective tax rate excluding discrete items as of the six months ended June 30, 2009 and 2008 was 38.9% and 44.2% respectively. The estimated annual effective tax rate was lower in the six months ended June 30, 2009 largely as a result of non-taxable insurance proceeds received and a tax loss from the disposition of a subsidiary. The estimated effective tax rate may be affected by future impairments, restructurings, state tax changes and factors which may be recognized as discrete items in the quarters in which they arise and, as a result, may impact income tax expense both in terms of absolute dollars and as a percentage of income before income taxes.

Six months ended June 30, 2009 compared with six months ended June 30, 2008

The following table provides a comparison of the Company’s revenue and expenses for the periods presented:

	For Six Months Ended June 30,
	2009	2008	$ Change	% Change
Statement of Operations Data:
Revenue:
Commissions and fees	$441.2	$573.9	$(132.7)	(23.1)%
Cost of services:
Commissions and fees	124.9	190.3	(65.4)	(34.4)
Operating expenses (1)	186.4	204.2	(17.8)	(8.7)
Management fees	52.5	77.6	(25.1)	(32.3)
Total cost of services	363.8	472.1	(108.3)	(22.9)

Gross margin	77.4	101.8	(24.4)	(24.0)
Corporate and other expenses:
General and administrative	24.9	32.4	(7.5)	(23.1)
Amortization	18.8	19.4	(0.6)	(3.1)
Depreciation	7.0	6.2	0.8	12.9
Impairment of goodwill and intangible assets	610.2	5.0	605.2	NM
Gain on sale of subsidiaries	(0.7)	(7.1)	6.4	(90.1)
Total corporate and other expenses	660.2	55.9	604.3	NM
Income (loss) from operations	(582.8)	45.9	(628.7)	NM
Interest and other income	9.3	2.7	6.6	244.4
Interest and other expense	(10.8)	(10.8)	—	—
Net interest and other	(1.5)	(8.1)	6.6	(81.5)
Income (loss) before income taxes	(584.3)	37.8	(622.1)	NM
Income tax (benefit) expense	(78.5)	20.4	(98.9)	(484.8)
Net (loss) income	$(505.8)	$17.4	$(523.2)	NM %

______________

NM indicates amount is not meaningful

(1)	Excludes amortization and depreciation which are shown separately under Corporate and other expenses.

Summary

Net loss. The company recorded a net loss of $505.8 million in the six months ended June 30, 2009 compared with net income of $17.4 million in the six months ended June 30, 2008. The net loss was mainly due to a substantial increase in the level of impairment of goodwill and intangible assets from $5.0 million for the six months ended June 30, 2008 to $610.2 million for the six months ended June 30, 2009. Excluding the after-tax impact of impairments, the net income decline was a result of lower revenue partially offset by declines in cost of services and general and administrative expense.

Revenue

Commissions and fees. Commissions and fees decreased $132.7 million, or 23.1%, to $441.2 million in the six months ended June 30, 2009 compared with $573.9 million in the same period last year. Retail life, life brokerage and life settlements revenue during the six months ended June 30, 2009 continued to be negatively impacted by the broader economic environment. The Company also experienced less severe declines in corporate and executive benefits revenue, as some clients reduced benefits offered to employees due to cost-cutting measures and rising unemployment, and financial planning and investment advisory revenue, as fees for assets under management declined with declining market values, over the six month period compared to the prior year corresponding period. Commissions and fees generated from new acquisitions totaled $6.2 million in the six months ended June 30, 2009, which was largely offset by a $138.9 million decline in revenue at existing firms. Also included in the decline in revenue at existing firms was a decrease in revenue resulting from firms disposed subsequent to the second quarter of 2008 totaling $12.0 million.

Cost of services

Commissions and fees. Commissions and fees expense decreased $65.4 million, or 34.4%, to $124.9 million in the six months ended June 30, 2009 compared with $190.3 million in the same period last year. As a percentage of revenue, commissions and fees expense was 28.3% in the six months ended June 30, 2009 compared with 33.2% in the same period last year. The sharp decline in commissions and fees expense both in dollars and as a percentage of revenue was largely attributable to the decline in revenue, particularly in retail life products, life brokerage and life settlements, which typically have higher commission payouts. Partially offsetting the decline in commission expense of $65.4 million or 34.4% was a slight increase in commission expense for benefits and financial advisory related products. New acquisitions accounted for an increase of $0.3 million in commissions and were largely offset by a $65.7 million decline in commissions at existing firms.

Operating expenses. Operating expenses decreased $17.8 million, or 8.7%, to $186.4 million in the six months ended June 30, 2009 compared with $204.2 million in the same period last year. As a percentage of revenue, operating expenses increased to 42.3% in the six months ended June 30, 2009 from 35.6% during the prior year period. The decline in operating expenses at existing firms was largely a result of cost reduction initiatives across the firms. Personnel and related costs continue to comprise more than 65% of firm operating expenses and account for nearly 38.9% of the operating expense decline in the period over period comparison largely as a result of headcount reductions and reductions in commission payments among employee producers. The increase in operating expenses as a percentage of revenue was largely a result of the sharp decline in revenue concentrated in retail life, life brokerage and life settlements. Stock-based compensation to firm employees and for firm activities included in operating expenses as a component of cost of services in the second quarter of 2009 was $1.8 million compared to $2.1 million in the six months ended June 30, 2008. Approximately $19.9 million of the decrease in operating expenses was from existing firms which was partially offset by a $2.1 million increase in operating expenses from new acquisitions.

Management fees. Management fees decreased $25.1 million, or 32.3%, to $52.5 million in the six months ended June 30, 2009 compared with $77.6 million in the six months ended June 30, 2008. Management fees were 40.4% of gross margin before management fees in the six months ended June 30, 2009 compared with 43.3% in the same period last year. Included in management fees was a $0.4 million reduction of the accrual for ongoing incentive plans for the six months ended June 30, 2009 compared with an accrual of $3.7 million in the six months ended June 30, 2008. Incentive accruals will vary from period to period based on the mix of firms participating in the program and the volatility of their earnings. The decrease in management fees as a percentage of gross margin before management fees reflects the lower level of firm earnings as well as the higher ratio of base to target earnings of firms acquired in recent years. In aggregate, the higher ratio of base to target earnings of 54% in the six months ended June 30, 2009 as compared to 52% as of June 30, 2008, was largely as a result of firm restructures. In addition, management fees included $0.8 million of stock-based compensation expense in the six months ended June 30, 2009 compared with $0.9 million for the six months ended June 30, 2008.

Gross margin. Gross margin decreased $24.4 million, or 24.0%, to $77.4 million in the six months ended June 30, 2009 compared with $101.8 million in the same period last year. As a percentage of revenue, gross margin was 17.5% in the six months ended June 30, 2009 compared to 17.7% in the same period last year. Despite the revenue decline, gross margin as a percentage of revenue was largely stable as higher operating expenses as a percentage of revenue were partially offset by lower commissions and fees expense, and lower management fees expense as a percentage of revenue.

Corporate and other expenses

General and administrative. General and administrative expense, which includes stock-based compensation, decreased $7.5 million, or 23.1%, to $24.9 million in the six months ended June 30, 2009 compared with $32.4 million in the same period last year. As a percentage of revenue, general and administrative expense remained stable at 5.6% for both the six month periods ended June 30, 2009 and June 30, 2008. The decrease of $7.5 million was primarily due to a $3.8 million decrease in compensation and benefits and a $1.3 million decrease in stock-based compensation expense. The decrease was largely the result of headcount reductions and management’s continued efforts to reduce expenses. Stock-based compensation included in general and administrative expense was $2.4 million and $3.7 million in the six months ended June 30, 2009 and 2008, respectively.

Amortization. Amortization decreased $0.6 million, or 3.1%, to $18.8 million in the six months ended June 30, 2009 compared with $19.4 million in the same period last year. Amortization expense decreased as a result of a 34% decrease in amortizing intangible assets resulting primarily from the suspension of new acquisitions. As a percentage of revenue, amortization was 4.3% in the six months ended June 30, 2009 compared with 3.4% in the six months ended June 30, 2008.

Depreciation. Depreciation expense increased $0.8 million, or 12.9%, to $7.0 million in the six months ended June 30, 2009 compared with $6.2 million in the same period last year. The increase in depreciation resulted from an increase in capital expenditures at the Company’s existing firms and at the corporate office. As a percentage of revenue, depreciation expense was 1.6% in the six months ended June 30, 2009 compared with 1.1% in the same period last year. Depreciation expense attributable to firm operations totaled $4.0 million in the six months ended June 30, 2009 compared with $3.9 million in the same period last year.

Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets increased $605.2 million to $610.2 million in the six months ended June 30, 2009 compared with $5.0 million in the prior year period. The impairment related to 133 firms in the six months ended June 30, 2009 and four firms in the six months ended June 30, 2008, resulting in a reduction of the carrying value of the identifiable intangible assets and goodwill associated with these firms to their estimated fair value. The impairment recorded during the year reflected the incorporation of market data, including NFP’s market value which was below net book value for a sustained period, the recent performance of the Company in the recessionary economic environment, discount rates that are risk adjusted to reflect both company-specific and market-based credit spreads and other relevant market data. Among other items, the market value reflected the stressed macroeconomic environment and its impact on the Company’s sales, particularly in the life insurance area, and the Company’s capital structure.

Gain on sale of subsidiaries. During the six months ended June 30, 2009, the Company recognized a net gain from the disposition of eight subsidiaries and the sale of certain assets of two more subsidiaries totaling $0.7 million. During the six months ended June 30, 2008, the Company recognized a gain from the sale of two subsidiaries and certain assets of another subsidiary totaling $7.1 million. The more significant gain was $6.5 million primarily related to the sale of a wholesale group benefits subsidiary resulting from the strategic decision by its largest carrier to bring all wholesale distribution in-house, either by acquisition or cancellation of distribution arrangements.

Interest and other income. Interest and other income increased $6.6 million to $9.3 million in the six months ended June 30, 2009 compared to $2.7 million in the six months ended June 30, 2008. The increase of $6.6 million resulted primarily from key-person life proceeds of $5.5 million and from an increase of approximately $1.2 million of other income received from the sublet of the Company’s former headquarters, offset by a $0.4 million loss incurred as a result of the Company’s life settlements joint venture.

Interest and other expense. Interest and other expense was $10.8 million for both six month periods ended June 30, 2009 and 2008. Interest and other expense remained largely unchanged due to the impact of the increase in interest expense resulting from the accretion of the non-cash interest component of the convertible notes and higher fees associated with the Company’s credit facility netting against the decrease in interest expense on the Company’s credit facility due to the lower interest rate environment and lower average balance for the six months ended June 30, 2009 as compared with the six months ended June 30, 2008.

Income tax expense

Income tax (benefit) expense. Income tax (benefit) was ($78.5) million in the six months ended June 30, 2009 compared with income tax expense of $20.4 million in the same period during the prior year. The effective tax rate in the six months ended June 30, 2009 was 13.4%, which includes the discrete treatment of FIN 48 adjustments for interest and penalties totaling $0.7 million and the discrete treatment of tax benefits relating to impairments totaling ($88.1) million. This compares with an effective tax rate of 52.3% during six months ended June 30, 2008 which includes FIN 48 adjustments for interest and penalties totaling $0.9 million and taxes relating to disposal of subsidiaries totaling $5.5 million. The estimated annual effective tax rate excluding discrete items in the second quarter of 2009 and 2008 was 38.9% and 44.2% respectively. The estimated annual effective tax rate was lower in the six months ended June 30, 2009 largely as a result of non-taxable insurance proceeds received and a tax loss from the disposition of a subsidiary. The estimated effective tax rate may be affected by future impairments, restructurings, state tax changes and factors which may be recognized as discrete items in the quarters in which they arise and, as a result, may impact income tax expense both in terms of absolute dollars and as a percentage of income before income taxes.

Liquidity and Capital Resources

The Company historically experiences its highest cash usage during the first quarter of each year as balances due to principals and/or certain entities they own for management fees and incentive bonuses earned are finalized and paid out, more acquisitions are completed and the Company experiences the seasonal revenue and earnings decline at the beginning of the year.

The increase in cash usage during the first half of the year generally requires increased borrowings under NFP’s credit facility, but this did not occur in the six months ended June 30, 2009. As the year progresses, cash flow typically improves as earnings increase and acquisition activities moderate. With this increase in cash flow NFP generally reduces the borrowings under its credit facility. Because the Company suspended acquisition activity in the latter portion of 2008, the historical pattern of an increase in cash usage during the first half of the year changed. During the six months ended June 30, 2009 the Company has utilized cash flow from operations to reduce indebtedness, paying down $33.0 million of its outstanding credit facility balance.

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

During the second quarter of 2009, NFP executed the third amendment to its credit facility (the “Third Amendment”). As of June 30, 2009, the Company was in compliance with all of its debt covenants. However, if the Company’s earnings deteriorate, it is possible that NFP will fail to comply with the terms of its credit facility in the future, such as the consolidated leverage ratio covenant, and therefore be in default under the credit facility. See “—Borrowings—Credit Facility” below. Upon the occurrence of such event of default, the majority of lenders under the credit facility could cause amounts currently outstanding to be declared immediately due and payable. Such an acceleration could trigger “cross acceleration provisions” under NFP’s indenture governing the notes; see “—Borrowings—Convertible Senior Notes” below.

A summary of the changes in cash flow data is provided as follows:
	Six Months Ended June 30,
(in thousands)	2009	2008
Net cash flows provided by (used in):
Operating activities	$32,573	$(11,688)
Investing activities	4,941	(44,393)
Financing activities	(36,313)	7,158
Net decrease in cash and cash equivalents	1,201	(48,923)
Cash and cash equivalents – beginning of period	48,621	114,182
Cash and cash equivalents – end of period	$49,822	$65,259

NFP has performed additional assessments to determine the impact of recent market developments, including a review of access to liquidity in the capital and credit markets. If the difficult economic conditions continue, leading to longer term disruptions in the capital and credit markets, the Company’s access to liquidity needed for its business could be adversely impacted. The inability to obtain adequate financing from debt or capital sources could force the Company to forgo certain opportunities. Any disruption in NFP’s access to capital could require the Company to take additional measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for business needs can be arranged. Measures the Company may take or has already taken include deferring capital expenditures, reducing or eliminating future share repurchases, dividend payments, acquisitions or other discretionary uses of cash. While acquisitions remain a component of the Company’s business strategy over the long term, NFP suspended acquisition activity (with the exception of certain sub-acquisitions) in the latter part of 2008 in order to conserve cash. NFP will continue to reassess the market and economic environment.

The tightening of credit in the financial markets also adversely affects the ability of customers to obtain financing for the products and services the Company distributes, which could result in a decrease in revenue generated, reducing the Company’s liquidity.

Cash and cash equivalents at June 30, 2009 increased $1.2 million from $48.6 million at December 31, 2008 to $49.8 million at June 30, 2009. Significant sources of cash flow in 2009 came from cash received from existing receivables at year end totaling $35.1 million, and proceeds from the sale of businesses totaling $9.1 million. Included within cash provided by operating activities was $5.5 million of cash received for key-person life proceeds during the second quarter. Significant uses of cash in 2009 were for payments to principals and/or certain entities they own of $22.1 million, repayments of the Company’s credit facility of $33.0 million, which occurred during the second quarter ended June 30, 2009, and payments associated with normal operations.

Operating Activities

During the six months ended June 30, 2009, cash provided by operating activities was $32.6 million compared with cash used during the prior year six-month period of $11.7 million. The improvement in operating cash flow in the six months ended June 30, 2009 as compared to the prior year corresponding period was largely due to lower payments to principals in 2009 for their 2008 performance. During the six months ended June 30, 2009, cash was provided primarily from net income adjusted for non-cash charges, which totaled $52.0 million, offset by changes in working capital. Included within cash provided by operating activities was $5.5 million of cash received for key-person life proceeds during the second quarter. Working capital was positively impacted by the net effect of collecting receivables outstanding at the beginning of the period and of new receivables established at the end of the period which totaled $35.1 million. Cash used during the six months ended June 30, 2009 was largely the result of payments reducing balances due to principals and/or certain entities they own of $22.1 million, accrued liabilities of $9.6 million and accounts payable of $10.2 million. Included within the decrease in accrued liabilities was a decrease in the ongoing incentive plan liability balance of $3.1 million. Included in and reducing cash used in operating activities during the six months ended June 30, 2008 was $11.7 million, primarily due to a decrease in amounts due to principals and/or certain entities they own of $42.5 million, accrued liabilities of $20.6 million, accounts payable of $11.5 million, and an increase in other non-current assets of $14.2 million, offset by net income plus non-cash charges of $53.3 million, and a decrease in commissions, fees and premiums receivable of $38.1 million. In addition, included in and reducing cash provided by operating activities in the first quarter of 2008 was $14.4 million paid in connection with the acquisition of a group benefits intermediary and subsequent merger with an existing wholly-owned subsidiary of the Company which has been treated as a prepaid management fee. A portion of this payment has been amortized with the remaining balance included in Other current assets and Other non-current assets.

Investing Activities

During the six months ended June 30, 2009, cash provided by investing activities was $5.0 million, which came principally from $9.1 million in proceeds received from the disposal of subsidiaries, offset by $3.1 million paid for purchases of property and equipment and approximately $1.0 million paid as payments for acquired firms, net of cash acquired and contingent consideration. For the six months ended June 30, 2009, the Company paid $2.1 million in cash in connection with contingent consideration. During the six months ended June 30, 2008, cash used in investing activities was $44.4 million for the acquisition of firms and property and equipment and the Company used $40.8 million for payments for acquired firms and contingent consideration. Included within the $40.8 million paid for acquired firms and contingent consideration, NFP paid $10.7 million in cash in connection with contingent consideration. During 2008, payments for acquired firms represented the largest use of cash in investing activities. In addition, during the first six months ended of 2008, capital expenditures were $20.2 million due to construction and other costs related to the relocation of the corporate headquarters and the concurrent consolidation of space with seven firms.

Financing Activities

During the six months ended June 30, 2009, cash used in financing activities was $36.3 million, while cash provided by financing activities was $7.2 million during the prior year period. During the six months ended June 30, 2009, NFP did not borrow any amounts under its credit facility but did repay $33.0 million of its outstanding credit facility balance. During the six months ended June 30, 2008, net borrowings under the Company’s line of credit were $43.0 million. The Company uses its credit facility primarily to fund general corporate purposes. Cash dividends paid in the six months ended June 30, 2008 were $16.5 million. During the six months ended June 30, 2008, pursuant to NFP’s share repurchase authorization, NFP repurchased 861,400 shares of NFP common stock for $21.9 million.

Some of the Company’s firms maintain premium trust accounts, which represent payments collected from insureds on behalf of carriers. Funds held in these accounts are invested in cash, cash equivalents and securities purchased under resale agreements overnight. At June 30, 2009, the Company had cash, cash equivalents and securities purchased under resale agreements in premium trust accounts of $79.3 million, a decrease of $4.1 million from the balance of $75.1 million from December 31, 2008. Changes in these accounts are the result of timing of payments collected from insureds on behalf of insurance carriers.

Borrowings

Credit Facility

NFP’s credit facility among NFP, the financial institutions party thereto and Bank of America, N.A., as administrative agent, is structured as a revolving credit facility and matures on August 22, 2011. NFP has previously amended its credit facility as described in its Annual Report on Form 10-K for the year ended December 31, 2008. On May 6, 2009, NFP executed the Third Amendment. Pursuant to the Third Amendment, the definition of EBITDA has been amended to expressly provide that the non-cash impairment of goodwill and intangible assets associated with the Company’s evaluation of intangible assets for the first quarter of 2009 in accordance with SFAS No. 144 and SFAS No. 142 will be disregarded in the calculation of EBITDA.

NFP’s access to funds under its credit facility is dependent on the ability of the banks party to the credit facility to meet their funding commitments. Those banks may not be able to meet their funding commitments to the Company if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests within a short period of time. In addition, consolidation of financial institutions could lead to an increased concentration of credit risk.

NFP’s credit facility is structured as a revolving credit facility and matures on August 22, 2011. NFP may elect to pay down its outstanding balance at any time before August 22, 2011. NFP’s obligations under the credit facility are secured by all of its and its subsidiaries’ assets. Up to $35.0 million of the credit facility is available for the issuance of letters of credit and there is a $10.0 million sublimit for swingline loans. The credit facility contains various customary restrictive covenants, subject to certain exceptions, that prohibit the Company from, among other things: (i) incurring additional indebtedness or guarantees, (ii) creating liens or other encumbrances on property or granting negative pledges, (iii) entering into a merger or similar transaction, (iv) selling or transferring certain property, (v) making certain restricted payments and (vi) making advances or loans. In addition, the credit facility contains financial covenants requiring the Company to maintain certain ratios. The most restrictive negative covenants in the credit facility concern the consolidated leverage ratio, which states that NFP may not have a ratio of Consolidated Total Debt to EBITDA, as both terms are defined in the credit facility, greater than 3.25 to 1.0 on the last day of the rolling four quarter period ended June 30, 2009, and the restriction on certain notes outstanding to affiliates which may not exceed $30.0 million. As of June 30, 2009, the consolidated leverage ratio was 2.5 to 1.0.

As of June 30, 2009, the Company was in compliance with all of its debt covenants. However, if the Company’s earnings deteriorate, it is possible that NFP will fail to comply with the terms of its credit facility in the future, such as the consolidated leverage ratio covenant, and therefore be in default under the credit facility. Upon the occurrence of such event of default, the majority of lenders under the credit facility could cause amounts currently outstanding to be declared immediate due and payable. Such an acceleration could trigger “cross acceleration provisions” under NFP’s indenture governing the notes; see “—Convertible Senior Notes” below.

As of June 30, 2009, the year-to-date weighted average interest rate for NFP’s credit facility was 3.94%. The combined weighted average of its credit facility in the prior year period was 4.77%

NFP had a balance of $115.0 million outstanding under its credit facility as of June 30, 2009 and a balance of $169.0 million as of June 30, 2008. At December 31, 2008, outstanding borrowings were $148.0 million.

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

Upon conversion, NFP will pay, at its election, cash or a combination of cash and common stock based on a daily conversion value calculated on a proportionate basis for each trading day of the relevant 20 trading day observation period. The initial conversion rate for the notes was 17.9791 shares of common stock per $1,000 principal amount of notes, equivalent to a conversion price of approximately $55.62 per share of common stock. The conversion price is subject to adjustment in some events but is not adjusted for accrued interest. As of June 30, 2009 the conversion rate for the notes is 18.0679 shares of common stock per $1,000 principal amount of notes, equivalent to a conversion price of approximately $55.35 per share of common stock. In addition, if a “fundamental change” (as defined in the First Supplemental Indenture governing the notes) occurs prior to the maturity date, NFP will, in some cases and subject to certain limitations, increase the conversion rate for a holder that elects to convert its notes in connection with such fundamental change.

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

As of June 30, 2009 the net carrying amount of the notes was $199.0 million and the unamortized discount of the notes within additional paid-in capital was $31.0 million. As of December 31, 2008 the net carrying amount of the notes was $193.5 million and the unamortized discount was $36.5 million. As of June 30, 2009 and December 31, 2008 the principal amount of the notes was $230.0 million. The discount on the notes is being amortized over the life of the notes and as of June 30, 2009 the amortization period has 31 months remaining. The effective interest rate on the notes is 6.62%. For the six months ended June 30, 2009 the amount of interest expense incurred by NFP relating to the notes for cash interest paid and for the amortization of the discount is approximately $6.4 million.

As of June 30, 2009 the instrument’s converted value did not exceed its principal amount of $230.0 million.

Off-Balance Sheet Arrangements

The Company had no material off-balance sheet arrangements during the six months ended June 30, 2009.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Through the Company’s broker-dealer subsidiaries, the Company has market risk on buy and sell transactions effected by its firms’ customers. The Company is contingently liable to its clearing brokers for margin requirements under customer margin securities transactions, the failure of delivery of securities sold or payment for securities purchased by a customer. If customers do not fulfill their obligations, a gain or loss could be suffered equal to the difference between a customer’s commitment and the market value of the underlying securities. The risk of default depends on the creditworthiness of the customers. The Company assesses the risk of default for each customer accepted to minimize its credit risk.

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

NFP has a credit facility and cash, cash equivalents and securities purchased under resale agreements in premium trust accounts. Interest income and expense on the preceding items are subject to short-term interest rate risk. Based on the weighted average borrowings under NFP’s credit facility during the six months ended June 30, 2009 and 2008, a 1% change in short-term interest rates would have affected the Company’s income before income taxes by approximately $1.4 million for the six months ended June 30, 2009 and $1.8 million for the six months ended June 30, 2008. Based on the weighted average amount of cash, cash equivalents and securities purchased under resale agreements in premium trust accounts during the six months ended June 30, 2009 and 2008, a 1% change in short-term interest rates would have affected the Company’s income before income taxes by approximately $1.2 million and $1.6 million, respectively. As further discussed in “Liquidity and Capital Resources,” broad economic and credit market conditions may impact the Company’s access to capital and the availability or attractiveness of certain products from which the Company earns revenue.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, NFP’s management carried out an evaluation, under the supervision and with the participation of NFP’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of NFP’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the CEO and CFO have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. There have been no changes in internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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

The Company cannot predict at this time the effect that any current or future regulatory activity, investigations or litigation will have on its business. Given the current regulatory environment and the number of its subsidiaries operating in local markets throughout the country, it is possible that the Company will become subject to further governmental inquiries and subpoenas and have lawsuits filed against it. In addition, the stock market continues to experience significant price and volume fluctuations. When the market price of a company’s stock drops significantly, shareholders may institute securities class action litigation against that company. Any litigation against NFP could cause it to incur substantial costs, divert the time and attention of management and other resources, or otherwise harm the Company’s business. The Company’s ultimate liability, if any, in connection with these matters and any possible future such matters is uncertain and subject to contingencies that are not yet known.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities

Since April 1, 2009 and through June 30, 2009, NFP has not issued any unregistered equity securities.

Since July 1, 2009 and through August 5, 2009, NFP has not issued any unregistered equity securities.

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2009 – April 30, 2009	—	$—	—	$—
May 1, 2009 – May 31, 2009	11,133(a)	4.00	—	—
June 1, 2009 – June 30, 2009	36,333(b)	14.57	—	—
Total	47,466	$12.09	—	$—

(a)

6,800 shares were reacquired by NFP relating to the disposal of one transaction. A net loss of $1.1 million was recorded on this transaction. 4,333 shares were reacquired by NFP relating to the satisfaction of an amount due from a principal or certain entities owned by a principal. No gain or loss was recorded on this transaction.

(b)

4,712 shares were reacquired by NFP relating to a sale of assets. A net gain of $0.9 million was recorded on this transaction. 25,000 shares were reacquired by NFP relating to the satisfaction of an amount due from principal or certain entities owned. No gain or loss was recorded on this transaction. 1,461 shares were reacquired by NFP relating to the satisfaction of a promissory note. No gain or loss was recorded on this transaction. 5,160 shares were returned to NFP from escrow. No gain or loss was recorded on this transaction.

Item 4. Submission of Matters to a Vote of Security Holders

NFP’s Annual Meeting of Stockholders was held on Wednesday, June 3, 2009. At that meeting, the stockholders voted on the following matters:

(1)	the election of seven directors to the NFP’s Board of Directors for a term of one year expiring at the next Annual Meeting of Stockholders;

(2)	the approval of the adoption of the NFP’s 2009 Stock Incentive Plan;

(3)	the approval of the adoption of the NFP’s 2009 Management Incentive Plan;

(4)	the ratification of the appointment of PricewaterhouseCoopers LLP as NFP’s independent registered public accounting firm for the fiscal year ending December 31, 2009.

The number of votes cast for, against or withheld and the number of abstentions and, where applicable, broker non-votes with respect to each matter are set forth below:

		For	Against/ Withheld	Abstained	Broker Non-Votes
1.	Election of Directors:
	Jessica M. Bibliowicz	26,623,837	10,205,534	—	—
	Stephanie W. Abramson	23,381,943	13,447,428	—	—
	Arthur S. Ainsberg	26,887,880	9,941,491	—	—
	R. Bruce Callahan	27,309,500	9,519,871	—	—
	John A. Elliott	26,953,693	9,875,678	—	—
	Shari Loessberg	25,181,074	11,648,297	—	—
	Kenneth C. Mlekush	25,264,310	11,565,061	—	—

2.	The approval of the adoption of NFP’s 2009 Stock Incentive Plan	20,369,999	10,439,238	24,486	5,995,648

3.	The approval of the adoption of NFP’s 2009 Management Incentive Plan	22,176,253	8,600,812	56,658	5,995,648

4.	The ratification of the appointment of PricewaterhouseCoopers LLP as NFP’s independent registered public accounting firm	36,003,818	637,609	187,944	—

All directors elected at the meeting began their one-year term of office after the meeting.

EXHIBIT INDEX

Item 6. Exhibits

Exhibit No.	Description
3.1

Amended and Restated Certificate of Incorporation of National Financial Partners Corp. (incorporated by reference to Exhibit 3.1 to NFP’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

3.2

Certificate of Amendment of Amended and Restated Certificate of Incorporation of National Financial Partners Corp. (incorporated by reference to Exhibit 3.2 to NFP’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

3.2a*	Certificate of Amendment of Certificate of Incorporation of National Financial Partners Corp.

3.3

National Financial Partners Corp. Amended and Restated By-Laws (incorporated by reference to Exhibit 3.3 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on February 22, 2007)

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 of NFP’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

4.2

Form of Second Amended and Restated Stockholders Agreement, dated as of February 13, 2004, among National Financial Partners Corp., Apollo Investment Fund IV, LP and each of the stockholders party thereto (incorporated by reference to Exhibit 4.2 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 12, 2004)

4.3	Form of Lock-up Agreement (incorporated by reference to Exhibit 4.3 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on February 22, 2007)

4.4a

Indenture, dated as of January 16, 2007, between National Financial Partners Corp. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to NFP’s Current Report on Form 8-K filed on January 22, 2007)

4.4b

First Supplemental Indenture, dated as of January 22, 2007, between National Financial Partners Corp. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to NFP’s Current Report on Form 8-K filed on January 25, 2007)

4.5

Confirmation regarding convertible bond hedge transaction, dated January 17, 2007, between National Financial Partners Corp. and Goldman Sachs Financial Markets, L.P. (incorporated by reference to Exhibit 10.1 to NFP’s Quarterly Report on Form 10-Q for period ended March 31, 2007 filed on May 4, 2007)

4.6a

Confirmation regarding issuer warrant transaction, dated January 17, 2007, between National Financial Partners Corp. and Goldman Sachs Financial Markets, L.P. (incorporated by reference to Exhibit 10.2a to NFP’s Quarterly Report on Form 10-Q for period ended March 31, 2007 filed on May 4, 2007)

4.6b

Amendment to the Confirmation regarding issuer warrant transaction, dated January 18, 2007, between National Financial Partners Corp. and Goldman Sachs Financial Markets, L.P. (incorporated by reference to Exhibit 10.2b to NFP’s Quarterly Report on Form 10-Q for period ended March 31, 2007 filed on May 4, 2007)

10.1a

Credit Agreement, dated as of August 22, 2006, among National Financial Partners Corp., the financial institutions party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on August 22, 2006)

10.1b

Amendment to Credit Agreement, dated as of January 16, 2007, among National Financial Partners Corp., the financial institutions party thereto and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 10.2 to NFP’s Current Report on Form 8-K filed on January 19, 2007)

10.1c

Second Amendment to Credit Agreement, dated as of December 9, 2008, among National Financial Partners Corp., the financial institutions party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on December 10, 2008)

10.1d

Third Amendment to Credit Agreement, dated as of May 6, 2009, among National Financial Partners Corp., the financial institutions party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on May 11, 2009)

10.2a

Employment Agreement, amended and restated as of February 15, 2005, between National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on February 18, 2005)

10.2b	Notice of Grant of Restricted Stock Units to Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.2 to NFP’s Current Report on Form 8-K filed on February 18, 2005)

10.2c

Restricted Stock Unit Agreement, dated as of February 16, 2005, between National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.3 to NFP’s Current Report on Form 8-K filed on February 18, 2005)

10.3

Letter Agreement, dated August 4, 2008, between National Financial Partners Corp. and Donna J. Blank (incorporated by reference to Exhibit 10.1 to NFP’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 filed on August 7, 2008)

10.4

Lease, dated August 19, 1993, between Prentiss Properties Acquisition Partners, L.P. and NFP Insurance Services, Inc., as amended through January 1, 2002 (incorporated by reference to Exhibit 10.7 to NFP’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

Exhibit No.	Description

10.5

Amendment and Waiver, dated as of November 16, 2006, by National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on November 20, 2006)

10.5a

Lease, dated as of September 4, 2007, between Broadway 340 Madison Operator LLC and National Financial Partners Corp. (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on September 5, 2007)

10.5b

Sublease, dated August 31, 2007, between National Financial Partners Corp. and Keefe, Bruyette & Woods, Inc. (incorporated by reference to Exhibit 10.2 to NFP’s Current Report on Form 8-K filed on September 5, 2007)

10.5c

First Amendment of Lease, dated as of December 11, 2007, between Broadway 340 Madison Operator LLC and National Financial Partners Corp. (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on December 13, 2007)

10.6

Agreement of Lease, dated as of September 9, 2004, and letter agreement thereto, dated as of September 28, 2004, by and among The Equitable Life Assurance Society of the United States and Elas Securities Acquisition Corp. and National Financial Partners Corp. (incorporated by reference to Exhibit 10.9 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.7

National Financial Partners Corp. Amended and Restated 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.8

National Financial Partners Corp. Amended and Restated 2002 Stock Incentive Plan for Principals and Managers (incorporated by reference to Exhibit 10.6 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.9

National Financial Partners Corp. Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.11

National Financial Partners Corp. Amended and Restated 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.12a

Form of Notice of Grant of Restricted Stock Units under 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.16a to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.12b

Form of Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.16b to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.13	National Financial Partners Corp. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to NFP’s Registration Statement on Form S-8 filed on December 13, 2006)

10.14

National Financial Partners Corp. Deferred Compensation Plan for Employees of National Financial Partners, NFP Securities, Inc. and NFP Insurance Services, Inc. (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on August 17, 2007)

10.15

National Financial Partners Corp. Change In Control Severance Plan (incorporated by reference to Exhibit 10.4 to NFP’s Quarterly Report on Form 10-Q for period ended March 31, 2007 filed on May 4, 2007)

10.16

National Financial Partners Corp. Change In Control Severance Plan Participation Schedule of Douglas Hammond, dated May 4, 2007 (incorporated by reference to Exhibit 10.5 to NFP’s Quarterly Report on Form 10-Q for period ended March 31, 2007 filed on May 4, 2007)

10.17

National Financial Partners Corp. Change In Control Severance Plan Participation Schedule of Mark Biderman, dated May 4, 2007 (incorporated by reference to Exhibit 10.6 to NFP’s Quarterly Report on Form 10-Q for period ended March 31, 2007 filed on May 4, 2007)

10.18

National Financial Partners Corp. Change in Control Severance Plan Participation Schedule of Michael Goldman, dated June 26, 2007 (incorporated by reference to Exhibit 10.18 to NFP’s Annual Report on Form 10-K for period ended December 31, 2008 filed on February 13, 2009)

10.19

National Financial Partners Corp. Change in Control Severance Plan Participation Schedule of James Gelder dated July 1, 2007 (incorporated by reference to Exhibit 10.18 to NFP’s Annual Report on Form 10-K for period ended December 31, 2008 filed on February 13, 2009)

10.20	National Financial Partners Corp. Severance Policy (incorporated by reference to Exhibit 10.19 to NFP’s Annual Report on Form 10-K for period ended December 31, 2008 filed on February 13, 2009)

Exhibit No.	Description

10.21

Employment Inducement Restricted Stock Unit Agreement, dated April 17, 2009, between National Financial Partners Corp. and Donna J. Blank (incorporated by reference to Exhibit 10.1 to NFP’s Quarterly Report on Form 10-K for period ended March 31, 2009 filed on May 11, 2009)

10.22

Letter Agreement, dated February 13, 2009, between National Financial Partners Corp. and Mark C. Biderman (incorporated by reference to Exhibit 10.2 to NFP’s Quarterly Report on Form 10-K for period ended March 31, 2009 filed on May 11, 2009)

10.23	National Financial Partners Corp. 2009 Stock Incentive Plan (incorporated by reference to Appendix B to NFP’s Definitive Proxy Statement on Schedule 14A, filed on April 21, 2009)

10.24	National Financial Partners Corp. 2009 Management Incentive Plan (incorporated by reference to Appendix C to NFP’s Proxy Statement on Schedule 14A, filed on April 21, 2009)

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

21.1	Subsidiaries of NFP (incorporated by reference to Exhibit 21.1 to NFP’s Annual Report on Form 10-K for period ended December 31, 2008 filed on February 13, 2009)

23.1

Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to NFP’s Annual Report on Form 10-K for period ended December 31, 2008 filed on February 13, 2009)

23.1a

Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1a to NFP’s Annual Report on Form 10-K for period ended December 31, 2008 filed on February 13, 2009)

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

___________________________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Financial Partners Corp.

Signature	Title	Date

/S/ JESSICA M. BIBLIOWICZ	Chairman, President and Chief Executive Officer	August 5, 2009
Jessica M. Bibliowicz

/S/ Donna J. BLANK	Executive Vice President and Chief Financial Officer	August 5, 2009
Donna J. Blank

EXHIBIT INDEX

Exhibit No.	Description
3.1

Amended and Restated Certificate of Incorporation of National Financial Partners Corp. (incorporated by reference to Exhibit 3.1 to NFP’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

3.2

Certificate of Amendment of Amended and Restated Certificate of Incorporation of National Financial Partners Corp. (incorporated by reference to Exhibit 3.2 to NFP’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

3.2a*	Certificate of Amendment of Certificate of Incorporation of National Financial Partners Corp.

3.3

National Financial Partners Corp. Amended and Restated By-Laws (incorporated by reference to Exhibit 3.3 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2006 filed on February 22, 2007)

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 of NFP’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

4.2

Form of Second Amended and Restated Stockholders Agreement, dated as of February 13, 2004, among National Financial Partners Corp., Apollo Investment Fund IV, LP and each of the stockholders party thereto (incorporated by reference to Exhibit 4.2 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 12, 2004)

4.3	Form of Lock-up Agreement (incorporated by reference to Exhibit 4.3 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on February 22, 2007)

4.4a

Indenture, dated as of January 16, 2007, between National Financial Partners Corp. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to NFP’s Current Report on Form 8-K filed on January 22, 2007)

4.4b

First Supplemental Indenture, dated as of January 22, 2007, between National Financial Partners Corp. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to NFP’s Current Report on Form 8-K filed on January 25, 2007)

4.5

Confirmation regarding convertible bond hedge transaction, dated January 17, 2007, between National Financial Partners Corp. and Goldman Sachs Financial Markets, L.P. (incorporated by reference to Exhibit 10.1 to NFP’s Quarterly Report on Form 10-Q for period ended March 31, 2007 filed on May 4, 2007)

4.6a

Confirmation regarding issuer warrant transaction, dated January 17, 2007, between National Financial Partners Corp. and Goldman Sachs Financial Markets, L.P. (incorporated by reference to Exhibit 10.2a to NFP’s Quarterly Report on Form 10-Q for period ended March 31, 2007 filed on May 4, 2007)

4.6b

Amendment to the Confirmation regarding issuer warrant transaction, dated January 18, 2007, between National Financial Partners Corp. and Goldman Sachs Financial Markets, L.P. (incorporated by reference to Exhibit 10.2b to NFP’s Quarterly Report on Form 10-Q for period ended March 31, 2007 filed on May 4, 2007)

10.1a

Credit Agreement, dated as of August 22, 2006, among National Financial Partners Corp., the financial institutions party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on August 22, 2006)

10.1b

Amendment to Credit Agreement, dated as of January 16, 2007, among National Financial Partners Corp., the financial institutions party thereto and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 10.2 to NFP’s Current Report on Form 8-K filed on January 19, 2007)

10.1c

Second Amendment to Credit Agreement, dated as of December 9, 2008, among National Financial Partners Corp., the financial institutions party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on December 10, 2008)

10.1d

Third Amendment to Credit Agreement, dated as of May 6, 2009, among National Financial Partners Corp., the financial institutions party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on May 11, 2009)

10.2a

Employment Agreement, amended and restated as of February 15, 2005, between National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on February 18, 2005)

10.2b	Notice of Grant of Restricted Stock Units to Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.2 to NFP’s Current Report on Form 8-K filed on February 18, 2005)

10.2c

Restricted Stock Unit Agreement, dated as of February 16, 2005, between National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.3 to NFP’s Current Report on Form 8-K filed on February 18, 2005)

10.3

Letter Agreement, dated August 4, 2008, between National Financial Partners Corp. and Donna J. Blank (incorporated by reference to Exhibit 10.1 to NFP’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 filed on August 7, 2008)

10.4

Lease, dated August 19, 1993, between Prentiss Properties Acquisition Partners, L.P. and NFP Insurance Services, Inc., as amended through January 1, 2002 (incorporated by reference to Exhibit 10.7 to NFP’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

Exhibit No.	Description

10.5

Amendment and Waiver, dated as of November 16, 2006, by National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on November 20, 2006)

10.5a

Lease, dated as of September 4, 2007, between Broadway 340 Madison Operator LLC and National Financial Partners Corp. (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on September 5, 2007)

10.5b

Sublease, dated August 31, 2007, between National Financial Partners Corp. and Keefe, Bruyette & Woods, Inc. (incorporated by reference to Exhibit 10.2 to NFP’s Current Report on Form 8-K filed on September 5, 2007)

10.5c

First Amendment of Lease, dated as of December 11, 2007, between Broadway 340 Madison Operator LLC and National Financial Partners Corp. (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on December 13, 2007)

10.6

Agreement of Lease, dated as of September 9, 2004, and letter agreement thereto, dated as of September 28, 2004, by and among The Equitable Life Assurance Society of the United States and Elas Securities Acquisition Corp. and National Financial Partners Corp. (incorporated by reference to Exhibit 10.9 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.7

National Financial Partners Corp. Amended and Restated 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.8

National Financial Partners Corp. Amended and Restated 2002 Stock Incentive Plan for Principals and Managers (incorporated by reference to Exhibit 10.6 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.9

National Financial Partners Corp. Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.11

National Financial Partners Corp. Amended and Restated 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.12a

Form of Notice of Grant of Restricted Stock Units under 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.16a to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.12b

Form of Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.16b to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.13	National Financial Partners Corp. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to NFP’s Registration Statement on Form S-8 filed on December 13, 2006)

10.14

National Financial Partners Corp. Deferred Compensation Plan for Employees of National Financial Partners, NFP Securities, Inc. and NFP Insurance Services, Inc. (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on August 17, 2007)

10.15

National Financial Partners Corp. Change In Control Severance Plan (incorporated by reference to Exhibit 10.4 to NFP’s Quarterly Report on Form 10-Q for period ended March 31, 2007 filed on May 4, 2007)

10.16

National Financial Partners Corp. Change In Control Severance Plan Participation Schedule of Douglas Hammond, dated May 4, 2007 (incorporated by reference to Exhibit 10.5 to NFP’s Quarterly Report on Form 10-Q for period ended March 31, 2007 filed on May 4, 2007)

10.17

National Financial Partners Corp. Change In Control Severance Plan Participation Schedule of Mark Biderman, dated May 4, 2007 (incorporated by reference to Exhibit 10.6 to NFP’s Quarterly Report on Form 10-Q for period ended March 31, 2007 filed on May 4, 2007)

10.18

National Financial Partners Corp. Change in Control Severance Plan Participation Schedule of Michael Goldman, dated June 26, 2007 (incorporated by reference to Exhibit 10.18 to NFP’s Annual Report on Form 10-K for period ended December 31, 2008 filed on February 13, 2009)

10.19

National Financial Partners Corp. Change in Control Severance Plan Participation Schedule of James Gelder dated July 1, 2007 (incorporated by reference to Exhibit 10.18 to NFP’s Annual Report on Form 10-K for period ended December 31, 2008 filed on February 13, 2009)

10.20	National Financial Partners Corp. Severance Policy (incorporated by reference to Exhibit 10.19 to NFP’s Annual Report on Form 10-K for period ended December 31, 2008 filed on February 13, 2009)

Exhibit No.	Description

10.21

Employment Inducement Restricted Stock Unit Agreement, dated April 17, 2009, between National Financial Partners Corp. and Donna J. Blank (incorporated by reference to Exhibit 10.1 to NFP’s Quarterly Report on Form 10-K for period ended March 31, 2009 filed on May 11, 2009)

10.22

Letter Agreement, dated February 13, 2009, between National Financial Partners Corp. and Mark C. Biderman (incorporated by reference to Exhibit 10.2 to NFP’s Quarterly Report on Form 10-K for period ended March 31, 2009 filed on May 11, 2009)

10.23	National Financial Partners Corp. 2009 Stock Incentive Plan (incorporated by reference to Appendix B to NFP’s Definitive Proxy Statement on Schedule 14A, filed on April 21, 2009)

10.24	National Financial Partners Corp. 2009 Management Incentive Plan (incorporated by reference to Appendix C to NFP’s Proxy Statement on Schedule 14A, filed on April 21, 2009)

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

21.1	Subsidiaries of NFP (incorporated by reference to Exhibit 21.1 to NFP’s Annual Report on Form 10-K for period ended December 31, 2008 filed on February 13, 2009)

23.1

Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to NFP’s Annual Report on Form 10-K for period ended December 31, 2008 filed on February 13, 2009)

23.1a

Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1a to NFP’s Annual Report on Form 10-K for period ended December 31, 2008 filed on February 13, 2009)

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

___________________________

* Filed herewith