Form 10-Q
period 2009-09-30
NATIONAL FINANCIAL PARTNERS CORP
filed 2009-11-04
CIK 1183186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-Q
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM          TO

Commission File Number: 001-31781
______________

NATIONAL FINANCIAL PARTNERS CORP.

(Exact name of registrant as specified in its charter)
______________

Delaware	13-4029115
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

340 Madison Avenue, 19th Floor New York, New York	10173
(Address of principal executive offices)	(Zip Code)

(212) 301-4000
(Registrant’s telephone number, including area code)
______________

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

The number of outstanding shares of the registrant’s Common Stock, $0.10 par value, as of October 31, 2009 was 41,354,117.

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

These forward-looking statements are based on management’s current views with respect to future results, and are subject to risks and uncertainties. Forward-looking statements are based on beliefs and assumptions made by management using currently-available information, such as market and industry materials, experts’ reports and opinions, and current financial trends. These statements are only predictions and are not guarantees of future performance. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by a forward-looking statement. These risks and uncertainties include, without limitation:

•	NFP’s ability, through its operating structure, to respond quickly to regulatory, operational or financial situations impacting its firms;

•	the Company’s ability to manage its business effectively and profitably through the principals of its firms;

•	the financial impact of NFP’s new incentive plans;

•
a recessionary economic environment, resulting in fewer sales of financial products or services, including rising unemployment which could impact group benefits sales based on reduced headcount, the availability of credit in connection with the purchase of such products or services, consumer hesitancy in spending or the insolvencies of or difficulties experienced by insurance companies, financial institutions or the Company’s clients;

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

•	NFP’s success in acquiring and retaining high-quality independent financial services distribution firms and various factors inhibiting the Company’s ability to acquire and retain firms;

•	the performance of the Company’s firms following acquisition;

•	changes in interest rates or general economic conditions and credit market conditions, including changes that adversely affect NFP’s ability to access capital;

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

•	any losses that NFP may take with respect to firm dispositions, firm restructures or otherwise;

•	the continued availability of borrowings and letters of credit under NFP’s credit facility;

•	NFP’s ability to manage its indebtedness and capital structure;

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

•
changes in laws, including the elimination or modification of the federal estate tax, changes in the tax treatment of life insurance products, or changes in regulations affecting the value or use of benefits programs, which may adversely affect the demand for or profitability of the Company’s services;

•	uncertainty regarding the impact of proposed healthcare legislation or reform on NFP’s subsidiaries that operate in the benefits market;

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

Additional factors are set forth in NFP’s filings with the Securities and Exchange Commission (the “SEC”), including its Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 13, 2009 (the “2008 10-K”), and its Current Report on Form 8-K, filed with the SEC on August 21, 2009 solely to update the Company’s 2008 10-K for the adoption of new guidance relating to the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement).

Forward-looking statements speak only as of the date on which they are made. NFP expressly disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Part I – Financial Information

Item 1. Financial Statements (Unaudited)

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)—(in thousands, except per share amounts)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$60,084	$48,621
Cash, cash equivalents and securities purchased under resale agreements in premium trust accounts	75,838	75,109
Commissions, fees and premiums receivable, net	100,930	140,758
Due from principals and/or certain entities they own	21,787	16,329
Notes receivable, net	7,161	6,496
Deferred tax assets	8,322	9,435
Other current assets	18,368	19,284
Total current assets	292,490	316,032
Property and equipment, net	44,341	51,683
Deferred tax assets	110,561	24,889
Intangibles, net	399,265	462,123
Goodwill, net	57,018	635,693
Notes receivable, net	32,410	23,683
Other non-current assets	29,793	28,018
Total assets	$965,878	$1,542,121
LIABILITIES
Current liabilities:
Premiums payable to insurance carriers	$82,583	$73,159
Borrowings	75,000	148,000
Income taxes payable	—	11
Deferred tax liabilities	239	—
Due to principals and/or certain entities they own	22,779	38,791
Accounts payable	21,381	28,513
Accrued liabilities	47,531	54,380
Total current liabilities	249,513	342,854
Deferred tax liabilities	116,825	119,400
Convertible senior notes	201,767	193,475
Other non-current liabilities	62,037	62,874
Total liabilities	630,142	718,603
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value: Authorized 200,000 shares; none issued	—	—
Common stock, $0.10 par value: Authorized 180,000 shares; 44,100 and 43,875 issued and 41,201 and 39,753 outstanding, respectively	4,410	4,388
Additional paid-in capital	874,839	881,458
Retained (deficit) earnings	(434,316)	97,178
Treasury stock, 2,899 and 4,122 shares, respectively, at cost	(109,373)	(159,456)
Accumulated other comprehensive income (loss)	176	(50)
Total stockholders’ equity	335,736	823,518
Total liabilities and stockholders’ equity	$965,878	$1,542,121

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
Commissions and fees	$229,925	$277,282	$671,104	$851,135
Cost of services:
Commissions and fees	63,059	85,216	187,934	275,487
Operating expenses (1)	88,112	102,384	274,553	306,581
Management fees	34,855	41,140	87,316	118,727
Total cost of services	186,026	228,740	549,803	700,795
Gross margin	43,899	48,542	121,301	150,340
Corporate and other expenses:
General and administrative	13,044	16,537	37,898	48,900
Amortization and depreciation	12,336	13,404	38,130	39,029
Impairment of goodwill and intangible assets	2,002	5,198	612,234	10,226
Gain on sale of subsidiaries	(1,190)	(578)	(1,852)	(7,665)
Total corporate and other expenses	26,192	34,561	686,410	90,490
Income (loss) from operations	17,707	13,981	(565,109)	59,850

Interest and other income	4,088	1,475	13,421	4,231
Interest and other expense	(4,999)	(5,277)	(15,779)	(16,087)
Net interest and other	(911)	(3,802)	(2,358)	(11,856)
Income (loss) before income taxes	16,796	10,179	(567,467)	47,994
Income tax (benefit) expense	6,256	6,682	(72,230)	27,080
Net income (loss)	$10,540	$3,497	$(495,237)	$20,914
Earnings (loss) per share:
Basic	$0.25	$0.09	$(12.11)	$0.53
Diluted	$0.24	$0.08	$(12.11)	$0.51
Dividends declared per share	$—	$0.21	$—	$0.63
Weighted average shares outstanding:
Basic	41,604	39,670	40,888	39,493
Diluted	43,114	41,187	40,888	41,164
______________
(1)	Excludes amortization and depreciation which are shown separately under Corporate and other expenses.

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited—in thousands)
	Nine Months Ended September 30,
	2009	2008
Cash flow from operating activities:
Net (loss) income	$(495,237)	$20,914
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred taxes	(87,000)	23
Stock-based compensation	7,443	10,032
Impairment of goodwill and intangible assets	612,234	10,226
Amortization of intangibles	27,745	29,323
Depreciation	10,385	9,706
Accretion of senior convertible notes discount	8,292	7,778
Gain on sale of subsidiaries	(1,852)	(7,665)
(Increase) decrease in operating assets:
Cash, cash equivalents and securities purchased under resale agreements in premium trust accounts	(729)	4,737
Commissions, fees and premiums receivable, net	38,920	44,452
Due from principals and/or certain entities they own	(3,390)	(17,746)
Notes receivable, net – current	(705)	(889)
Other current assets	(396)	(3,346)
Notes receivable, net – non-current	(2,209)	(7,676)
Other non-current assets	(1,832)	(13,828)
Increase (decrease) in operating liabilities:
Premiums payable to insurance carriers	9,424	(2,917)
Income taxes payable	(11)	(1,764)
Due to principals and/or certain entities they own	(22,072)	(33,214)
Accounts payable	(7,125)	(12,425)
Accrued liabilities	(8,475)	(22,282)
Other non-current liabilities	(416)	10,898
Total adjustments	578,231	3,423
Net cash provided by operating activities	82,994	24,337
Cash flow from investing activities:
Proceeds from disposal of subsidiaries	10,997	22,523
Purchases of property and equipment, net	(4,943)	(30,322)
Payments for acquired firms, net of cash, and contingent consideration	(1,606)	(63,782)
Net cash provided by (used in) investing activities	4,448	(71,581)
Cash flow from financing activities:
Proceeds from borrowings	—	179,000
Repayments of borrowings	(73,000)	(132,000)
Proceeds from stock-based awards, including tax benefit	(2,719)	3,481
Shares cancelled to pay withholding taxes	(210)	(680)
Payments for treasury stock repurchase	—	(24,612)
Dividends paid	(50)	(24,683)
Net cash (used in) provided by financing activities	(75,979)	506
Net increase (decrease) in cash and cash equivalents	11,463	(46,738)
Cash and cash equivalents, beginning of the period	48,621	114,182
Cash and cash equivalents, end of the period	$60,084	$67,444
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$18,010	$29,968
Cash paid for interest	$5,771	$7,568
Non-cash transactions:
See Note 8
See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)
Note 1 - Nature of Operations

National Financial Partners Corp. (“NFP”), a Delaware corporation, was formed on August 27, 1998, but did not commence operations until January 1, 1999. The principal business of NFP is the acquisition and management of operating companies that offer high net worth individuals and companies throughout the United States and in Canada comprehensive solutions across corporate and executive benefits, life insurance and wealth transfer, and investment advisory products and services. As of September 30, 2009, NFP and its subsidiaries (the “Company”) owned more than 150 firms. In September 2009, NFP announced corporate reorganizational efforts that are intended to enhance the Company’s client service delivery structure.

Note 2 - Summary of Significant Accounting Policies

Recently adopted accounting standards

In June 2009, the FASB issued SFAS No. 168, “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162 (“SFAS 168”),” which became the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the FASB Accounting Standards Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the FASB Accounting Standards Codification became non-authoritative. The Company adopted SFAS 168 as it became effective for financial statements issued for interim and annual periods ending after September 15, 2009. Upon the adoption of SFAS 168, beginning for this interim period ending September 30, 2009, references to authoritative accounting literature have been modified to “plain English” in accordance with the adoption of SFAS 168.

On January 1, 2009, the Company adopted new guidance related to the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement).  The new guidance applies to NFP’s $230.0 million (including over-allotment) aggregate principal amount of 0.75% convertible senior notes due February 1, 2012 (the “notes” or the “convertible senior notes”) (see “Note 6—Borrowings”). The new guidance requires NFP to separate the convertible senior notes into two separate components: a non-convertible note and a conversion option. As a result, NFP is required to recognize interest expense on its convertible senior notes at their non-convertible debt borrowing rate (6.62%) rather than at their stated face rate (0.75%). With the change in accounting principle required by the new guidance, NFP is required to amortize to interest expense the excess of the principal amount of the liability component of its notes over the carrying amount using the interest method, and the non-cash portion of interest expense relating to the discount on the notes is now recognized as a charge to earnings. Previously, NFP recorded the cost incurred in connection with the convertible note hedge, including the related tax benefit, and the proceeds from the sale of the warrants as adjustments to additional paid-in capital. As such, the face value of the notes of $230.0 million was previously shown as a liability on the consolidated statement of financial condition and the discount was recognized as an adjustment to additional paid-in capital of $55.9 million. In addition, interest expense was previously recognized through earnings based only on the stated rate of the notes.

The notes are now presented on the consolidated statement of financial condition at their net carrying amount, or the face value of the notes less their unamortized discount. The new guidance does not have any impact on cash payments or obligations due under the terms of the notes. As required, effective January 1, 2009 NFP’s comparative financial statements of prior years have been adjusted to apply its provisions retrospectively.

The cumulative effect of the change in accounting principle for the adoption of the new guidance related to the accounting for convertible debt on retained earnings and additional paid-in capital as of January 1, 2009 was a decrease of $11.8 million and an increase of $47.2 million, respectively, resulting in a net $35.4 million increase in total stockholder’s equity. In addition, the notes and income taxes payable decreased by $36.6 million resulting in total liabilities decreasing $36.6 million. Prepaid expenses decreased by $1.2 million resulting in a $1.2 million decrease in total assets as a result of the adoption.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2009—(Continued)
(Unaudited)

The following financial statement line items within the consolidated statement of operations for the three-month period ended September 30, 2008 and nine-month period ended September 30, 2008 were affected by the adoption of the new guidance relating to the accounting for convertible debt:

	Three Months Ended September 30, 2008			Nine Months Ended September 30, 2008
(in thousands, except per share data)	As Originally Reported	Effect of Change	After Adoption of New Accounting Guidance	As Originally Reported	Effect of Change	After Adoption of New Accounting Guidance
Interest and other expense	$(2,759)	$(2,518)	$(5,277)	$(8,585)	$(7,502)	$(16,087)
Income before income taxes	12,697	(2,518)	10,179	55,496	(7,502)	47,994
Provision for income taxes	7,556	(874)	6,682	29,950	(2,870)	27,080
Net income	5,141	(1,644)	3,497	25,546	(4,632)	20,914

Net income per share:
Basic	0.13	(0.04)	0.09	0.65	(0.12)	0.53
Diluted	$0.12	$(0.04)	$0.08	$0.62	$(0.11)	$0.51

The following financial statement line items within the consolidated statement of financial condition as of December 31, 2008 were affected by the adoption of the new guidance relating to the accounting for convertible debt:

(in thousands)	As Originally Reported	Effect of Change	After Adoption of New Accounting Guidance
Deferred tax assets	$24,858	$31	$24,889
Other non-current assets	29,213	(1,195)	28,018
Income taxes payable	—	11	11
Deferred tax liabilities	119,399	1	119,400
Convertible senior notes	230,000	(36,525)	193,475
Additional paid-in capital	834,263	47,195	881,458
Retained earnings	$109,024	$(11,846)	$97,178

The following financial statement line items within the consolidated statement of cash flows for the nine-month period ended September 30, 2008 were affected by the adoption of the new guidance relating to the accounting for convertible debt:

(in thousands)	As Originally Reported	Effect of Change	After Adoption of New Accounting Guidance
Cash flow from operating activities:
Net income	$25,546	$(4,632)	$20,914
Adjustments to reconcile to net cash provided by operating activities:
Accretion of Sr. Convert Notes Discount	$—	$7,778	$7,778
Other current assets	(3,116)	(230)	(3,346)
(Increase) decrease in operating assets:
Other non-current assets	(13,553)	(275)	(13,828)
Increase (decrease) in operating liabilities:
Income taxes payable	875	(2,639)	(1,764)
Other non-current liabilities	10,899	(1)	10,898

Total adjustments	$(1,209)	$4,632	$3,423

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2009—(Continued)
(Unaudited)

On January 1, 2009, the Company adopted new guidance that related to the accounting for business combinations. The new guidance requires that upon initially obtaining control, the acquiring entity in a business combination must recognize 100% of the fair value of the acquired assets, including goodwill and assumed liabilities, with only limited exceptions even if the acquirer has not acquired 100% of its target. Contingent consideration arrangements are now fair valued at the acquisition date and included on that basis in the purchase price consideration. The recognition of contingent consideration at a later date when the amount of that consideration is determinable beyond a reasonable doubt will no longer be applicable. All transaction costs are now expensed as incurred. On April 1, 2009, the Company adopted new guidance for accounting for assets acquired and liabilities assumed in  business combinations that arise from contingencies which is effective January 1, 2009, and amends the prior accounting guidance to require that assets acquired and liabilities assumed in business combinations that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If the acquisition date fair value of an asset acquired or a liability assumed that arises from a contingency cannot be determined, the asset or liability would be recognized in accordance with GAAP for contingencies. If the fair value is not determinable and the criteria established by GAAP are not met, no asset or liability would be recognized.

On January 1, 2009, the Company adopted new guidance that related to accounting for non-controlling interests in consolidated financial statements. The new accounting guidance states for entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners separately within the consolidated statement of financial condition within equity, but separate from the parent’s equity and separately on the face of the consolidated statement of operations. Further, the new guidance states that changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary should be accounted for consistently and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary should be initially measured at fair value. The adoption of the new guidance did not have a material impact on the Company.

In May 2009, FASB issued new guidance relating to subsequent events, established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new guidance sets forth:

·
the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements;

·	the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and

·	the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

The Company has adopted the new guidance and it was effective for financial statements issued for interim and annual periods ending after June 15, 2009. See “Note 10—Subsequent Events” for further detail.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2009—(Continued)
(Unaudited)
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

All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2008, included in NFP’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on February 13, 2009 (the “2008 10-K”) and as updated in NFP’s Current Report on Form 8-K, filed with the SEC on August 21, 2009 (the “2008 8-K”).

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

Property, equipment and depreciation

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, generally three to seven years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the leases. Amortization and depreciation expense totaling $5.9 million for both the nine months ended September 30, 2009 and 2008, has been excluded from operating expenses in Cost of services and included in Corporate and other expenses.

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

Comprehensive income

Accumulated other comprehensive income (loss) includes foreign currency translation. This information is provided in the Company’s statements of changes in stockholders’ equity and comprehensive income. Accumulated other comprehensive income (loss) on the consolidated balance sheets at September 30, 2009 and December 31, 2008 represents accumulated foreign currency translation adjustments. See “Note 7—Stockholders’ Equity” for further detail.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2009—(Continued)
(Unaudited)

Impairment of goodwill and other intangible assets

The Company evaluates its amortizing (long-lived assets) and non-amortizing intangible assets for impairment in accordance with GAAP.

In accordance with GAAP, long-lived assets, such as purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company generally performs its recoverability test on a quarterly basis for each of its acquired firms that have experienced a significant deterioration in its business indicated principally by either an inability to produce base earnings for a period of time or in the event of a restructure in base. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted cash flows expected to be generated by the asset and by the eventual disposition of the asset. If the estimated undiscounted cash flows are less than the carrying amount of the underlying asset, an impairment may exist. The Company measures impairments on identifiable intangible assets subject to amortization by comparing the fair value of the asset to the carrying amount of the asset. In the event that the discounted cash flows are less than the carrying amount, an impairment charge will be recognized for the difference in the consolidated statements of income.

 In accordance with GAAP, goodwill and intangible assets not subject to amortization are tested at least annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the intangible asset might be impaired. The Company generally performs its impairment test on a quarterly basis for each of its acquired firms that may have an indicator of impairment. Indicators at the Company level include but are not limited to: sustained operating losses or a trend of poor operating performance, which may cause the terms of the applicable management contract to be restructured, loss of key personnel, a decrease in NFP’s market capitalization below its book value, and an expectation that a reporting unit will be sold or otherwise disposed of. Indicators of impairment at the reporting unit level may be due to the failure of the firms the Company acquires to perform as expected after the acquisition for various reasons, including legislative or regulatory changes that affect the products and services in which a firm specializes, the loss of key clients after acquisition, general economic factors that impact a firm in a direct way, and the death or disability of significant principals. If one or more indicators of impairment exist, NFP performs an evaluation to identify potential impairments. If an impairment is identified, NFP measures and records the amount of impairment loss.

A two-step impairment test is performed on goodwill. In the first step, NFP compares the fair value of each reporting unit to the carrying value of the net assets assigned to that reporting unit. NFP determines the fair value of its reporting units by blending two valuation approaches: the income approach and a market value approach. In order to determine the relative fair value of each of the reporting units the income approach is conducted first. These relative values are then scaled to the estimated market value of NFP.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2009—(Continued)
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

Fair value measurements

On January 1, 2009, the Company adopted new accounting guidance regarding fair value measurement standards, which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. In February 2008, the FASB deferred the effective date of the new guidance by one year for nonfinancial assets and liabilities recorded at fair value on a nonrecurring basis. On January 1, 2009, the Company adopted the new guidance related to accounting for non-financial assets and liabilities recorded at fair value on a nonrecurring basis. The new guidance describes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity such as assets or liabilities that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level (with the level 3 being the lowest) input that is significant to the fair value measurement of the instrument.

Income taxes

The Company accounts for income taxes in accordance with standards established by GAAP which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred tax assets and liabilities are measured utilizing statutory enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts expected to be realized.

Effective January 1, 2007, the Company adopted the new guidance, which clarified the accounting for uncertain tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements.

The Company believes that the amounts of unrecognized tax benefits may decrease within the next twelve months due to the settlement of state income tax audits and the expiration of statutes of limitations in various federal and state jurisdictions in an amount ranging from $0.5 million to $3.0 million based on current estimates.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2009—(Continued)
(Unaudited)
Revenue recognition

Insurance and annuity commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. First-year commissions are calculated as a percentage of the first twelve months’ premium on the policy and earned in the year that the policy is originated. In many cases, the Company receives renewal commissions for a period following the first year, if the policy remains in force. Some of the Company’s firms also receive fees for the settlement of life insurance policies. These fees are generally based on a percentage of the settlement proceeds received by their clients, and recognized as revenue when the policy is transferred and the rescission period has ended. The Company also earns commissions on the sale of insurance policies written for benefits programs. The commissions are paid each year as long as the client continues to use the product and maintains its broker of record relationship with the Company. The Company also earns fees for the development and implementation of corporate and executive benefits programs as well as fees for the duration that these programs are administered. Asset-based fees are earned for administrative services or consulting related to certain benefits plans. Insurance commissions are recognized as revenue when the following criteria are met: (1) the policy application and other carrier delivery requirements are substantially complete, (2) the premium is paid, and (3) the insured party is contractually committed to the purchase of the insurance policy. Carrier delivery requirements may include additional supporting documentation, signed amendments and premium payments. Subsequent to the initial issuance of the insurance policy, premiums are billed directly by carriers. Commissions earned on renewal premiums are generally recognized upon receipt from the carrier, since that is typically when the Company is first notified that such commissions have been earned. The Company carries an allowance for policy cancellations, which approximated $1.2 million at both September 30, 2009 and 2008, that is periodically evaluated and adjusted as necessary. Miscellaneous commission adjustments are generally recorded as they occur. Contingent commissions are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably estimated prior to receipt of the commission.

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2009—(Continued)
(Unaudited)
Note 3 - Earnings Per Share

The computations of basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
(in thousands, except per share amounts)
Basic:
Net (loss) income	$10,540	$3,497	$(495,237)	$20,914
Average shares outstanding	41,211	39,645	40,775	39,485
Contingent consideration and incentive payments	393	25	133	8
Total	41,604	39,670	40,888	39,493
Basic earnings (loss) per share	$0.25	$0.09	$(12.11)	$0.53
Diluted:
Net (loss) income	10,540	3,497	$(495,237)	$20,914
Average shares outstanding	41,211	39,645	40,755	39,485
Contingent consideration and incentive payments	393	384	133	384
Stock-based awards	1,503	1,148	—	1,281
Other	7	10	—	14
Total	43,114	41,187	40,888	41,164
Diluted earnings (loss) per share	$0.24	$0.08	$(12.11)	$0.51

The calculation of diluted earnings (loss) per share excluded approximately 1.5 million shares for the nine months ended September 30, 2009, because the effect of inclusion would be antidilutive.

Note 4 - Acquisitions and Divestitures

While acquisitions remain a component of the Company’s business strategy over the long term, NFP suspended acquisition activity (with the exception of certain sub-acquisitions) in the latter part of 2008 in order to conserve cash. During the nine months ended September 30, 2009, the Company completed one sub-acquisition effective January 1, 2009, to augment the business of one of the Company’s existing benefits firms. During the nine months ended September 30, 2008, the Company completed fifteen acquisitions that offer wealth transfer, corporate and executive benefits and other financial services to high net worth individuals and companies. These acquisitions allowed NFP to expand into desirable geographic locations, further extend its presence in the financial services industry and increased the volume of services currently provided.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2009—(Continued)
(Unaudited)

The purchase price excluding contingent consideration, associated with acquisitions accounted for as purchases, and the allocations thereof, are summarized as follows:
	Nine Months Ended September 30,
(in thousands)	2009	2008
Consideration:
Cash	$279	$48,313
Common stock	—	18,458
Other	186	791
Totals	$465	$67,562
Allocation of purchase price:
Net tangible assets	$—	$328
Cost assigned to intangibles:
Book of business	200	22,088
Management contract	112	16,632
Trade name	3	442
Goodwill, net of deferred tax adjustment of $0.1 million in 2009 and $8.0 million in 2008	150	28,072
Total	$465	$67,562

Regarding acquisitions completed through September 30, 2008, the number of shares issued by NFP is generally based upon an average fair market value of NFP’s publicly-traded common stock over a specified period of time prior to the closing date of the acquisition. No shares were issued in connection with the sub-acquisition completed during the nine months ended September 30, 2009.

In connection with contingent consideration $2.8 million was paid in cash and NFP has issued 978,273 shares of common stock with a value of approximately $2.6 million for the nine months ended September 30, 2009. $14.9 million was paid in cash and NFP issued 78,023 shares of common stock with a value of approximately $1.8 million for the nine months ended September 30, 2008.

For acquisitions that were completed prior to the adoption of new accounting guidance related to business combinations on January 1, 2009, future payments made under this arrangement will be recorded as an adjustment to purchase price when the contingencies are settled. For acquisitions completed after January 1, 2009, in accordance with GAAP, contingent consideration amounts are fair valued at the acquisition date and are included on the basis in the purchase price consideration at the time of the acquisition with subsequent adjustments recorded in the statement of operations. As of September 30, 2009, the amount of contingent consideration recorded as an adjustment to goodwill relating to this sub-acquisition as of January 1, 2009 was $0.2 million. No subsequent changes have been made to the contingent consideration amounts through September 30, 2009. This arrangement results in the payment of additional consideration to the seller upon the firm’s attainment of certain revenue benchmarks following the closing of this sub-acquisition. The range of payments that may be made upon attainment of the benchmarks ranges from $0 through a maximum amount of $0.3 million.

In connection with this sub-acquisition, the Company does not expect any amounts of goodwill to be deductible over 15 years for tax purposes.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2009—(Continued)
(Unaudited)

In connection with a 2008 acquisition of a group benefits intermediary and its subsequent merger with an existing wholly-owned subsidiary of the Company, a portion of the consideration, totaling $23.1 million, was treated as prepaid management fee which will be amortized to management fee expense over the remaining term of the management contract. Approximately $0.9 million was amortized to management fee expense for the nine months ended September 30, 2009 and 2008; $1.2 million was included in Other current assets; and $19.7 million was included in Other non-current assets.

The following table summarizes the required disclosures of the pro forma combined entity, as if these acquisitions occurred at January 1, 2009 and 2008, respectively:
	Nine Months Ended September 30,
(in thousands, except per share amounts)	2009	2008
Revenue	$671,104	$851,317
(Loss) income before income taxes	(567,467)	47,928
Net (loss) income	(495,237)	20,885
Earnings (loss) per share – basic	(12.11)	0.53
Earnings (loss) per share – diluted	$(12.11)	$0.51

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred at January 1, 2009 and 2008, respectively, nor is it necessarily indicative of future operating results.

Divestitures

During the nine months ended September 30, 2009, the Company sold fifteen subsidiaries, receiving aggregate consideration of $6.8 million in cash, promissory notes with principals in the principal amount of $5.9 million, accounts receivables of $1.3 million, and 16,883 shares of NFP common stock with a value of $0.1 million. During the nine months ended September 30, 2009 the Company sold certain assets of four subsidiaries, and received aggregate consideration of $4.2 million in cash, promissory notes in the principal amount of $1.9 million, and 6,800 shares of NFP common stock with a value of less than $0.1 million. The Company recognized a net gain from these transactions of $1.8 million for the nine months ended September 30, 2009.

Note 5 - Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2009 are as follows:

(in thousands)	2009
Balance as of January 1,	$635,693
Goodwill acquired during the year, including goodwill related to the deferred tax liability of $127	277
Contingent consideration	7,911
Firm disposals, firm restructures and other, net	(979)
Impairment of goodwill	(585,884)

Balance as of September 30,	$57,018

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2009—(Continued)
(Unaudited)
Acquired intangible assets
	As of September 30, 2009		As of December 31, 2008
(in thousands)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortizing identified intangible assets:
Book of business	$220,715	$(109,741)	$230,742	$(99,445)
Management contract	352,259	(80,709)	385,656	(77,467)
Institutional customer relationships	15,700	(3,925)	15,700	(3,270)
Total	$588,674	$(194,375)	$632,098	$(180,182)
Non-amortizing intangible assets:
Goodwill	$59,853	$(2,835)	$647,839	$(12,146)
Trade name	5,042	(76)	10,337	(130)
Total	$64,895	$(2,911)	$658,176	$(12,276)

Aggregate amortization expense for intangible assets subject to amortization for the nine months ended September 30, 2009 was $27.7 million. Intangibles related to book of business, management contract and institutional customer relationships are being amortized over a 10-year, 25-year and 18-year period, respectively. Based on the Company’s acquisitions as of September 30, 2009, estimated amortization expense for each of the next five years is $35.8 million per year. Estimated amortization expense for each of the next five years may change primarily as the result of acquisitions or other corporate activities.

Impairment of goodwill and intangible assets

In accordance with GAAP, long-lived assets, such as purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company generally performs its recoverability test on a quarterly basis for each of its acquired firms that have experienced a significant deterioration in its business indicated principally either by an inability to produce base earnings for a period of time or in the event of a restructure in base. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted cash flows expected to be generated by the asset and by the eventual disposition of the asset. If the estimated undiscounted cash flows are less than the carrying amount of the underlying asset, an impairment may exist. The Company measures impairments on identifiable intangible assets subject to amortization by comparing the fair value of the asset to the carrying amount of the asset. In the event that the discounted cash flows are less than the carrying amount, an impairment charge will be recognized for the difference in the consolidated statements of income.

In accordance with GAAP, goodwill and intangible assets not subject to amortization are tested at least annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the intangible asset might be impaired. The Company generally performs its impairment test on a quarterly basis for each of its acquired firms that may have an indicator of impairment. Indicators at the Company level include but are not limited to: sustained operating losses or a trend of poor operating performance, which may cause the terms of the applicable management contract to be restructured, loss of key personnel, a decrease in NFP’s market capitalization below its book value, and an expectation that a reporting unit will be sold or otherwise disposed of. Indicators of impairment at the reporting unit level may be due to the failure of the firms the Company acquires to perform as expected after the acquisition for various reasons, including legislative or regulatory changes that affect the products and services in which a firm specializes, the loss of key clients after acquisition, general economic factors that impact a firm in a direct way, and the death or disability of significant principals. If one or more indicators of impairment exist, NFP performs an evaluation to identify potential impairments. If an impairment is identified, NFP measures and records the amount of impairment loss.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2009—(Continued)
(Unaudited)

A two-step impairment test is performed on goodwill for reporting units that demonstrate indicators of impairment. In the first step, NFP compares the fair value of each reporting unit to the carrying value of the net assets assigned to that reporting unit. NFP determines the fair value of its reporting units by blending two valuation approaches: the income approach and a market value approach. In order to determine the relative fair value of each of the reporting units the income approach is conducted first. These relative values are then scaled to the estimated market value of NFP.

Under the income approach, management uses certain assumptions to determine the reporting unit’s fair value. The Company’s cash flow projections for each reporting unit are based on five-year financial forecasts. The five-year forecasts were based on quarterly financial forecasts developed internally by management for use in managing its business. The forecast generally translates into an assumption that the weak economic environment will continue through 2009, revenue will stabilize at a reduced level in 2010 and the Company will resume normalized long-term growth rates in 2011. No change has been made to the cash flow projections during the third quarter. The significant assumptions of these five-year forecasts included quarterly revenue growth rates for various product categories, quarterly commission expense as a percentage of revenue and quarterly operating expense growth rates. The future cash flows were tax affected and discounted to present value using a blended discount rate, ranging from 9.03% to 9.67%. Since NFP retains a cumulative preferred position in its reporting units’ base earnings, NFP assigned a rate of return to that portion of its gross margin that would be represented by yields seen of preferred equity securities of 7.6%. For cash flows retained by NFP in excess of target earnings and below base earnings, NFP assigned a discount rate ranging from 11.43% to 14.77%. Terminal values for all reporting units were calculated using a Gordon growth methodology using a blended discount rate of 12.55% with a long-term growth rate of 3%.

On January 1, 2009, the Company adopted new guidance related to accounting for non-financial assets and liabilities, which emphasizes market-based measurement, rather than entity-specific measurement, in calculating reporting unit fair value. In applying the market value approach, management derived an enterprise value of the Company as a whole as of September 30, 2009, taking into consideration NFP’s stock price, an appropriate equity premium and the current capital structure. The market value approach was used to derive the implied equity value of the entity as a whole which was then allocated to the individual reporting units based on the proportional fair value of each reporting unit derived using the income approach to the total entity fair value derived using the income approach.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2009—(Continued)
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

Non-financial assets measured at fair value on a non-recurring basis are summarized below:

($ in thousands)	Nine Months Ended September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Book of business	$110,974	$—	$—	$110,974	$(2,080)
Management contract	271,550	—	—	271,550	(18,985)
Institutional customer relationships	11,775	—	—	11,775	—
Trade name	4,966	—	—	4,966	(5,285)
Goodwill	$57,018	$—	$—	$57,018	$(585,884)

In accordance with GAAP, long-lived assets held and used with a carrying amount of $415.4 million were written down to their fair value of $394.3 million, resulting in an impairment charge of $21.1 million for amortizing intangibles, which was included in earnings for the nine months ended September 30, 2009.

In accordance with GAAP, goodwill and trade name of $653.2 million was written down to its implied fair value of $62.0 million, resulting in an impairment charge of $591.1 million, which was included in earnings for the nine months ended September 30, 2009.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2009—(Continued)
(Unaudited)

As previously stated in NFP’s 2008 10-K, and as updated in the 2008 8-K, NFP carefully monitors both the expected future cash flows of its reporting units and its market capitalization for the purpose of assessing the carrying values of its goodwill and intangible assets. As further stated in the 2008 10-K, if the stock price remained below the net book value per share, or other negative business factors existed as outlined in the relevant accounting guidance, NFP may be required to perform another Step 1 analysis and potentially a Step 2 analysis, which could result in an impairment of up to the entire balance of the Company’s remaining goodwill; if NFP performed a Step 2 goodwill impairment analysis as defined by GAAP, it would also be required to evaluate its intangible assets for impairment under GAAP. NFP’s impairment analysis for the nine months ended September 30, 2009, consistent with the analysis previously stated in the 2008 10-K, and as updated in the 2008 8-K, led to the impairment charge of $591.1 million taken for the nine months ended September 30, 2009. Of this $591.1 million, an impairment charge of $588.4 million was recognized for the three months ended March 31, 2009.

Note 6 - Borrowings

Credit Facility

NFP’s credit facility among NFP, the financial institutions party thereto and Bank of America, N.A., as administrative agent, is structured as a revolving credit facility and matures on August 22, 2011. NFP has previously amended its credit facility as described in the 2008 10-K and as updated in the 2008 8-K. On May 6, 2009, NFP executed the third amendment to its credit facility (the “Third Amendment”). Pursuant to the Third Amendment, the definition of EBITDA has been amended to expressly provide that the non-cash impairment of goodwill and intangible assets associated with the Company’s evaluation of intangible assets for the first quarter of 2009 in accordance with GAAP will be disregarded in the calculation of EBITDA.

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

As of September 30, 2009, the Company was in compliance with all of its debt covenants. Per the terms of its amended credit facility, the maximum consolidated leverage ratio, one of the Company’s most restrictive debt covenants, is required to be a maximum of 3.0 to 1.0 on the last day of the rolling four quarter period ended September 30, 2009. As of September 30, 2009, the consolidated leverage ratio was 2.2 to 1.0. However, if the Company’s earnings deteriorate, it is possible that NFP will fail to comply with the terms of its credit facility in the future, such as the consolidated leverage ratio covenant, and therefore be in default under the credit facility. Upon the occurrence of such event of default, the majority of lenders under the credit facility could cause amounts currently outstanding to be declared immediately due and payable. Such an acceleration could trigger “cross acceleration provisions” under NFP’s indenture governing the notes; see “—Convertible Senior Notes” below.

As of September 30, 2009, the year-to-date weighted average interest rate for NFP’s credit facility was 3.92%. The combined weighted average of the credit facility in the prior year period was 4.53%.

NFP had a balance of $75.0 million outstanding under its credit facility as of September 30, 2009, below the maximum allowable balance of $225.0 million. At December 31, 2008, outstanding borrowings were $148.0 million.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2009—(Continued)
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

Upon conversion, NFP will pay, at its election, cash or a combination of cash and common stock based on a daily conversion value calculated on a proportionate basis for each trading day of the relevant 20 trading day observation period. The initial conversion rate for the notes was 17.9791 shares of common stock per $1,000 principal amount of notes, equivalent to a conversion price of approximately $55.62 per share of common stock. The conversion price is subject to adjustment in some events but is not adjusted for accrued interest. As of September 30, 2009 the conversion rate for the notes is 18.0679 shares of common stock per $1,000 principal amount of notes, equivalent to a conversion price of approximately $55.35 per share of common stock. In addition, if a “fundamental change” (as defined in the First Supplemental Indenture governing the notes) occurs prior to the maturity date, NFP will, in some cases and subject to certain limitations, increase the conversion rate for a holder that elects to convert its notes in connection with such fundamental change.

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2009—(Continued)
(Unaudited)

Adoption of new accounting guidance

On January 1, 2009, the Company adopted new guidance related to the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement).  The new guidance applies to NFP’s convertible senior notes (see “Note 6—Borrowings”). The new guidance requires NFP to separate the convertible senior notes into two separate components: a non-convertible note and a conversion option. As a result, NFP is required to recognize interest expense on its convertible senior notes at their non-convertible debt borrowing rate (6.62%) rather than at their stated face rate (0.75%). With the change in accounting principle required by the new guidance, NFP is required to amortize to interest expense the excess of the principal amount of the liability component of its notes over the carrying amount using the interest method, and the non-cash portion of interest expense relating to the discount on the notes is now recognized as a charge to earnings. The new guidance does not have any impact on cash payments or obligations due under the terms of the notes. As required, effective January 1, 2009 NFP’s comparative financial statements of prior years have been adjusted to apply its provisions retrospectively. For more detail on the effects of the change in accounting principle, see “Note 2—Summary of Significant Accounting Policies—Recently adopted accounting standards.”

As of September 30, 2009 the net carrying amount of the notes was $201.8 million and the unamortized discount of the notes within additional paid-in capital was $28.2 million. As of December 31, 2008 the net carrying amount of the notes was $193.5 million and the unamortized discount was $36.5 million. As of September 30, 2009 and December 31, 2008 the principal amount of the notes was $230.0 million. The discount on the notes is being amortized over the life of the notes. The effective interest rate on the notes is 6.62%. For the nine months ended September 30, 2009, the amount of interest expense incurred by NFP relating to the notes for cash interest paid and for the amortization of the discount is approximately $9.6 million.

As of September 30, 2009 the conversion rate for the notes is 18.0679 shares of common stock per $1,000 principal amount of notes, equivalent to a conversion price of approximately $55.35 per share of common stock. As of September 30, 2009 the instrument’s converted value did not exceed its principal amount of $230.0 million.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2009—(Continued)
(Unaudited)

Note 7 - Stockholders’ Equity

The changes in stockholders’ equity and comprehensive income (loss) during the nine months ended September 30, 2009 are summarized as follows:
(in thousands)	Par Value	Additional Paid-in Capital	Retained Earnings (Deficit)	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2008	$4,388	$881,458	$97,178	$(159,456)	$(50)	$823,518
Common stock issued for:
Contingent consideration	—	(6,801)	(31,578)	40,991	—	2,612
Common stock repurchased	—	—	—	(493)	—	(493)
Common stock returned from escrow	—	—	—	(254)	—	(254)
Tax benefit from purchase of call options	—	56	—	—	—	56
Stock issued through Employee Stock Purchase Plan	—	(4,370)	(4,625)	9,839	—	844
Stock-based awards exercised/lapsed, including tax benefit	22	(2,741)	—	—	—	(2,719)
Shares cancelled to pay withholding taxes	—	(210)	—	—	—	(210)
Amortization of unearned stock-based compensation, net of cancellations	—	7,443	—	—	—	7,443
Dividend Equivalents of stock-based awards	—	4	(54)	—	—	(50)
Components of comprehensive income (loss):
Translation adjustments, net of tax effect of $22	—	—	—	—	226	226
Net (loss)	—	—	(495,237)	—	—	(495,237)
Comprehensive income (loss)	—	—	—	—	—	(495,011)
Balance at September 30, 2009	$4,410	$874,839	$(434,316)	$(109,373)	$176	$335,736

Stock-based compensation

NFP is authorized under its 2009 Stock Incentive Plan to grant awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance-based awards or other stock-based awards that may be granted to officers, employees, principals, independent contractors and non-employee directors of the Company and/or an entity in which the Company owns a substantial ownership interest (such as a subsidiary of the Company). Any shares covered by outstanding options or other equity awards that are forfeited, cancelled or expire after April 15, 2009 without the delivery of shares under NFP’s Amended and Restated 1998 Stock Incentive Plan, Amended and Restated 2000 Stock Incentive Plan, Amended and Restated 2000 Stock Incentive Plan for Principals and Managers, Amended and Restated 2002 Stock Incentive Plan or Amended and Restated 2002 Stock Incentive Plan for Principals and Managers, may also be issued under the 2009 Stock Incentive Plan.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2009—(Continued)
(Unaudited)

Summarized below is the amount of stock-based compensation allocated between cost of services and corporate and other expenses in the consolidated statements of income.

	Three Months Ended September 30,		Nine Months Ended September 30
(in thousands)	2009	2008	2009	2008
Cost of services:
Operating expenses	$863	$960	$2,665	$3,059
Management fees	405	461	1,209	1,378
Corporate and other expenses:
General and administrative	1,188	1,870	3,569	5,595
Total stock-based compensation cost	$2,456	$3,291	$7,443	$10,032

Employee Stock Purchase Plan

Effective January 1, 2007, NFP established an Employee Stock Purchase Plan (“ESPP”). The ESPP is designed to encourage the purchase of common stock by NFP’s employees, further aligning interests of employees and stockholders and providing incentive for current employees. Up to 3,500,000 shares of common stock are currently available for issuance under the ESPP. The ESPP enables all regular and part-time employees who have worked with NFP for at least one year to purchase shares of NFP common stock through payroll deductions of any whole dollar amount of eligible compensation, up to an annual maximum of $10,000. The employees’ purchase price is 85% of the lesser of the market price of the common stock on the first business day or the last business day of the quarterly offering period. The Company recognizes compensation expense related to the compensatory nature of the discount given to employees who participate in the ESPP, which totaled $0.5 million and $0.3 million for the nine months ended September 30, 2009 and 2008, respectively.

Summarized ESPP information is as follows:
(in thousands, except per share amounts)	For the Period Ended September 30, 2009
Purchase price per share	$6.36
Shares to be acquired	37,677
Employee contributions	$240
Stock compensation expense recognized	$487

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2009—(Continued)
(Unaudited)
Note 8 - Non-Cash Transactions

The following non-cash transactions occurred during the periods indicated:
	Nine Months Ended September 30,
	2009	2008
Stock issued as consideration for acquisitions	$—	$18,458
Net assets acquired (liabilities assumed) in connection with acquisitions	(54)	328
Stock issued as incentive compensation	—	8,270
Restricted stock units issued as incentive compensation	—	3,150
Stock issued for contingent consideration and other	2,358	3,256
Stock repurchased, note receivable and satisfaction of an accrued liability in connection with divestitures of acquired firms	199	414
Stock repurchased in exchange for satisfaction of a note receivable, due from principal and/or certain entities they own and other assets	294	707
Excess (reduction in) tax benefit from stock-based awards exercised/lapsed, net	(2,651)	(260)
Accrued liability for contingent consideration	$7,170	$10,458

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2009—(Continued)
(Unaudited)

Contingent consideration arrangements

The maximum contingent payment which could be payable as purchase consideration based on commitments outstanding as of September 30, 2009 is as follows:

(in thousands)	2009	2010	2011	2012	Thereafter
Maximum contingent payments payable as purchase consideration	$54,028	$117,872	$79,739	$241	$400

Performance incentives

Management fees include an accrual for certain performance-based incentive amounts payable under NFP’s current ongoing incentive plan. Incentive amounts are paid in a combination of cash and NFP’s common stock. In addition to the incentive award, NFP pays an additional cash incentive equal to 50% of the incentive award elected to be received in the form of NFP’s stock. This election is made subsequent to the completion of the incentive period. For firms that began their incentive period prior to January 1, 2005, the principal can elect from 0% to 100% to be paid in NFP’s common stock. No accrual is made for these additional cash incentives until the related election is made. However, for firms beginning their incentive period on or after January 1, 2005 (with the exception of Highland Capital Holding Corporation firms, which completed this incentive period in 2008), the principal is required to take a minimum of 30% (maximum 50%) of the incentive award in common stock. The Company accrues on a current basis for these firms the additional cash incentive (50% of the stock portion of the award) based upon the principal’s election or the minimum percentage required to be received in NFP stock. As of September 30, 2009, the maximum additional payment for this cash incentive that could be payable for all firms was approximately $0.4 million. Currently, NFP has elected to pay all incentive awards under this plan in cash.

Firms likely to receive an incentive payment under the current ongoing incentive plan can elect to continue to participate in it.  The election must be made prior to November 1, 2009 and will only be effective until the expiration of the firm’s ongoing incentive plan incentive period.  The Annual Principal Incentive Plan, Annual Business Incentive Plan, and Long Term Equity Incentive Plan will replace the current ongoing incentive plan, subject to the exceptions noted below. See “—New Incentive Plans” below.

2009 Principal Incremental Incentive Plan

For the year beginning January 1, 2009, NFP instituted the 2009 Principal Incremental Incentive Plan (the “Incremental Plan”). The terms of the Incremental Plan provide that if NFP’s organic gross margin increases in 2009 relative to 2008, NFP will fund a new incentive pool (the “Incremental Incentive Pool”) which will be equal to 50% of NFP’s organic gross margin increase. Generally, the 2009 Incentive Pool will be allocated pro rata with each firm’s contribution to organic gross margin growth. As of September 30, 2009 the Company has not accrued any amounts relating to the Incremental Plan. After the year ended December 31, 2009, the Incremental Plan will not be continued for subsequent fiscal years.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2009—(Continued)
(Unaudited)
New Incentive Plans

NFP recently adopted three new incentive plans that included both a cash and equity component (two annual cash-based plans and one long-term equity-based plan) for principals and key firm employees of its acquired firms.

The Annual Principal Incentive Plan (“the PIP”) is designed to reward annual performance of an NFP firm based on the firm’s earnings growth.  Under the PIP, a cash incentive payment will be made to the extent a firm’s earnings exceed its incentive hurdle for the 12-month performance period ending September 30, 2010. Principals of firms likely to receive an incentive payment under the current ongoing incentive plan can elect to continue to participate in the ongoing incentive plan until the end of their current ongoing incentive plan period. For all other principals, the ongoing incentive plan will terminate effective September 30, 2009. The Company has not accrued any amounts relating to the PIP as of September 30, 2009. The Company anticipates it will begin accruing amounts depending on the firm’s individual performance relative to its incentive hurdle during the fourth quarter of 2009.

The PIP is intended to remain in place for successive 12-month performance periods following the initial PIP performance period and the PIP incentive hurdle will be set at the beginning of each such performance period.  For NFP firms that have not at this time completed their three year earn-out period, the initial PIP performance period is expected to commence immediately upon the completion of such firm’s three year earn-out period, at which time the PIP incentive hurdle will be determined.

Under the Business Incentive Plan (“the BIP”), NFP anticipates funding certain incentive pools based on the achievement of certain gross margin growth for the 12-month performance period ending December 31, 2010. The Company has not accrued any expense relating to the BIP as of September 30, 2009. Depending on the Company’s performance, the Company anticipates accruing expense for the BIP in 2010.

Under the Long-Term Equity Incentive Plan (“the EIP”) NFP will issue equity awards to principals and key firm employees based on each firm’s performance over the two-year period that ended on June 30, 2009 (the “Initial EIP Performance Period”). The payments made under the EIP for the initial EIP performance period are anticipated to be in the form of Restricted Stock Units (“RSUs”). The RSUs will vest 100% on the third anniversary of the grant date. NFP expects to make the equity grant prior to December 31, 2009. As such, the Company anticipates it will begin recognizing the expense for the EIP in the fourth quarter of 2009.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2009—(Continued)
(Unaudited)
Self insured medical plan

Effective January 1, 2008, the Company is primarily self insured for medical insurance benefits provided to employees, and purchases insurance to protect the Company against claims, both on an individual and in aggregate basis, above certain levels. A health insurance carrier adjudicates and processes employee claims and is paid a fee for these services. The Company reimburses the health insurance carrier for paid claims. The Company estimates its exposure for claims incurred but not paid using historical census and other information provided by its health insurance carrier and other professionals. The Company has $3.2 million accrued for self insurance liabilities at September 30, 2009. As of December 31, 2008, the Company accrued $2.1 million for self insurance liabilities.

Deferred compensation plan

On March 25, 2009, NFP amended and restated its non-qualified deferred compensation plan for a select group of management and highly compensated employees of NFP, NFP Securities, Inc. and NFP Insurance Services, Inc. The plan is designed to aid NFP in retaining and attracting executive employees by providing them with tax-deferred savings opportunities. Under the plan, participants may elect to defer receipt of a portion of their annual eligible compensation. Amounts deferred under the plan are invested at the direction of the participant. NFP may make a matching contribution of up to 50% of the first 6% of the participant’s eligible compensation, not to exceed the participant’s deferred amounts. Matching contributions, if any, are credited to the participant’s deferral account as of the last day of each plan year. 50% of all matching contributions, plus an additional amount equal to 10% of such matching contributions is deemed to be invested in an NFP stock fund, and the remaining 50% of the matching contributions is allocated to other hypothetical investments selected by the participant. The participants are 100% vested in their deferred amounts at all times. Matching contributions shall vest based on a participant’s number of years of service. Subject to the terms of the plan, distributions from a participant’s deferral account will occur upon the end of the deferral period, upon death or disability, upon the occurrence of unforeseeable emergencies or upon separation of service. A maximum of 25% of deferred compensation may be invested in the NFP stock fund. 50% of future matching contributions, if any, shall be required to be invested in the NFP stock fund. As of September 30, 2009, the Company’s deferred compensation liability balance was $1.9 million. As of December 31, 2008, the Company’s deferred compensation liability balance was $1.5 million. NFP has decided that no matching contributions will be made for base compensation or incentive compensation earned for service in 2009.

Note 10 – Subsequent Events

The Company adopted new accounting guidance relating to subsequent events in June 2009 and evaluated subsequent events from October 1, 2009 through November 4, 2009, the date of issuance of the financial statements. The Company did not have any significant subsequent events to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements of National Financial Partners Corp. and its subsidiaries (the “Company”) and the related notes included elsewhere in this report. In addition to historical information, this discussion includes forward-looking information that involves risks and assumptions, which could cause actual results to differ materially from management’s expectations. See “Forward-Looking Statements” included elsewhere in this report.

Executive Overview

The Company is a leading independent financial services distribution company. The Company offers high net worth individuals and companies throughout the United States and in Canada comprehensive solutions across corporate and executive benefits, life insurance and wealth transfer, and investment advisory products and services. Founded in 1998 and commencing operations on January 1, 1999, National Financial Partners Corp. (“NFP”) has grown internally and through acquisitions and as of September 30, 2009, operates over 150 firms. During the nine months ended September 30, 2009, revenue decreased $180.0 million, or 21.1%, to $671.1 million from $851.1 million during the nine months ended September 30, 2008. The Company experienced a net loss of $495.2 million for the nine months ended September 30, 2009, a decrease of $516.1 million from net income of $20.9 million during the nine months ended September 30, 2008. The net loss was due to a substantial increase in the level of impairment of goodwill and intangible assets from $10.2 million for the nine months ended September 30, 2008 to $612.2 million for the nine months ended September 30, 2009. Excluding the after tax impact of impairments, the net income decline was a result of lower revenue, particularly in life insurance, partially offset by declines in cost of services and general and administrative expense.

The Company’s firms earn revenue that consists primarily of commissions and fees earned from the sale of financial products and services to their clients. The Company’s firms also incur commissions and fees expense and operating expense in the course of earning revenue. NFP pays management fees to non-employee principals of its firms and/or certain entities they own based on the financial performance of each respective firm. The Company refers to revenue earned by the Company’s firms less the expenses of its firms, including management fees, as gross margin. The Company excludes amortization and depreciation from gross margin. These amounts are separately disclosed as part of Corporate and other expenses. Management uses gross margin as a measure of the performance of the firms that the Company has acquired. Gross margin declined from $150.3 million, or 17.7% of revenue, during the nine months ended September 30, 2008 to $121.3 million, or 18.1% of revenue, during the nine months ended September 30, 2009. Gross margin percentage improved slightly despite the decrease in revenue as a result of decreases in the variable components of the Company’s cost structure.

The Company’s gross margin is offset by expenses that NFP incurs at the corporate level, including corporate and other expenses. Corporate and other expenses increased from $90.4 million during the nine months ended September 30, 2008 to $686.4 million during the nine months ended September 30, 2009. Corporate and other expenses include general and administrative expense, amortization, depreciation, impairment of goodwill and intangible assets, and (gain) loss on sale of subsidiaries. General and administrative expense includes the operating expenses of NFP’s corporate headquarters. General and administrative expense declined from $48.9 million during the nine months ended September 30, 2008 to $37.9 million during the nine months ended September 30, 2009. General and administrative expense as a percentage of revenue declined slightly from 5.7% during the period ending September 30, 2008 to 5.6% for the nine months ended September 30, 2009.

The Company recognized an impairment charge of $607.3 million during the first quarter of 2009, an impairment charge of $2.9 million during the second quarter and an impairment charge of $2.0 million during the third quarter. This represented a significant increase from impairments of $10.2 million recorded during the nine months ended September 30, 2008. The increase in the impairment charge reflected the incorporation of market data, including NFP’s market value which had remained below net book value through the end of the second quarter, the performance of the Company in the weak economic environment, discount rates that are risk adjusted to reflect both company-specific and market-based credit spreads and other relevant market data. Among other items, the market value reflected the decline in the Company’s sales, particularly in the life insurance area, and the Company’s capital structure. As a result, the Company recognized an impairment charge of $612.2 during the nine months ended September 30, 2009.

Many external factors affect the Company’s revenue and profitability, including economic and market conditions, legislative and regulatory developments and competition. Because many of these factors are unpredictable and generally beyond the Company’s control, the Company’s revenue and earnings will fluctuate from year to year and quarter to quarter. In the third quarter of 2009, the Company’s gross margin decreased primarily due to the decrease in revenue. The revenue decline was heavily concentrated in retail life, life brokerage and settlements revenue. Corporate and executive benefits, financial planning and investment advisory revenue all declined for the nine-month period ended September 30, 2009 but at a lower rate than did life insurance. The decline in revenue was partially offset by the decline in the variable components of the Company’s cost structure.

While the challenging economic and market environment is showing signs of stabilization, there is considerable uncertainty as to the scope of any economic recovery.  Additionally, poor economic conditions during the latter part of 2008 largely continued during the first nine months of 2009. Continued financial market volatility and a distressed economic environment may reduce the demand for the Company’s services or the products the Company distributes and could negatively affect the Company’s results of operations and financial condition. The potential for a significant insurer to experience economic stress or withdraw from writing certain types of insurance the Company currently offers its customers could negatively impact the availability of certain types of insurance and represent potentially reduced revenue and profitability for the Company.

In light of the financial environment, NFP has taken certain steps to streamline operations and conserve available cash and continues to explore further expense reductions. With the exception of certain sub-acquisitions, NFP does not anticipate completing acquisitions until market conditions and financial results improve. NFP continues to consider actions designed to strengthen its financial position, including evaluating its capital structure or further reducing indebtedness. In September 2009, NFP announced corporate reorganizational efforts that are intended to enhance the Company’s client service delivery structure.

Acquisitions

While acquisitions remain a component of the Company’s business strategy over the long term, NFP suspended acquisition activity (with the exception of certain sub-acquisitions) in the latter part of 2008 in order to conserve cash. NFP will continue to reassess the market and economic environment. Under NFP’s typical acquisition structure, NFP acquires 100% of the equity of businesses that distribute financial services products on terms that are relatively standard across its acquisitions. To determine the acquisition price, NFP’s management first estimates the annual operating cash flow of the business to be acquired based on current levels of revenue and expense. For this purpose, management defines operating cash flow as cash revenue of the business less cash and non-cash expenses, other than amortization, depreciation and compensation to the business’ owners or individuals who subsequently become principals. Management refers to this estimated annual operating cash flow as “target earnings.” Typically, the acquisition price is a multiple (generally in a range of five to six times) of a portion of the target earnings, which management refers to as “base earnings.” Under certain circumstances, NFP has paid multiples in excess of six times based on the unique attributes of the transaction that in the Company’s view justify the higher value. Base earnings averaged 54% of target earnings for all firms owned at September 30, 2009. This percentage can vary based on the percentage of base earnings acquired, disposed, and/or restructured. In determining base earnings, management focuses on the recurring revenue of the business. Recurring revenue refers to revenue from sales previously made (such as renewal commissions on insurance products, commissions and administrative fees for ongoing benefits plans and mutual fund trail commissions) and fees for assets under management.

NFP enters into a management contract with principals and/or certain entities they own. Under the terms of the management contract, the principals and/or such entities are entitled to management fees consisting of:

•	all future earnings of the acquired business in excess of the base earnings up to target earnings; and

•	a percentage of any earnings in excess of target earnings generally based on the ratio of base earnings to target earnings.

NFP typically retains a cumulative preferred position in the base earnings. To the extent earnings of a firm in any year are less than base earnings, in the following year NFP is entitled to receive base earnings together with the prior years’ shortfall before any management fees are paid. In certain more recent transactions involving large institutional sellers, the Company has provided minimum guaranteed compensation to certain former employees of the seller who became principals of the acquired business.

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

Substantially all of NFP’s acquisitions have been paid for with a combination of cash and NFP common stock, valued at the fair market value at the time of acquisition. NFP typically requires its principals to take at least 30% of the total acquisition price in NFP common stock. However, in transactions involving institutional sellers, the purchase price typically consists of substantially all cash. Through September 30, 2009, principals have taken on average approximately 34% of the total acquisition price in NFP common stock. The following table shows acquisition activity (including sub-acquisitions) in the period:

(in thousands, except number of acquisitions)	Nine Months Ended September 30, 2009
Number of acquisitions closed	1
Consideration:
Cash	$279
Common stock	—
Other (1)	186
$465
______________
(1)	Represents obligations of the Company associated with this acquisition.

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

Restructures and Disposals

Certain businesses acquired by NFP have been adversely affected by changes in the markets served, necessitating a change in the economic relationship between NFP and the principals. For the nine months ended September 30, 2009, NFP has restructured twenty-four transactions, seven of which had not been previously restructured. These restructures generally result in either temporary or permanent reductions in base and target earnings and/or changes in the ratio of base to target earnings and the principals typically paying cash, surrendering NFP common stock, issuing notes or other concessions by principals. As part of the restructures that occurred during the nine months ended September 30, 2009, the Company received greater operating control over the restructured firms, including expense control and limitations on management fee advances. Such restructures are an indicator of a need to assess whether an impairment exists. See “—Expenses—Corporate and other expenses—Impairment of goodwill and intangible assets.”

At times, the Company may dispose of firms, certain business units within a firm or firm assets for one or more of the following reasons: non-performance, changes resulting in firms no longer being part of the Company’s core business, change in competitive environment, regulatory changes, the cultural incompatibility of an acquired firm’s management team with the Company, change of business interests of a principal or other issues personal to a principal. In certain instances NFP may sell operating companies back to the principals. Principals generally buy back businesses by surrendering all of their NFP common stock and paying cash or issuing NFP a note. For the nine months ended September 30, 2009, NFP has disposed of fifteen firms and certain assets of four more firms.

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

•
Life insurance commissions and estate planning fees. Insurance and annuity commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. First-year commissions are calculated as a percentage of the first twelve months’ premium on the policy and earned in the year that the policy is originated. In many cases, the Company’s firms receive renewal commissions for a period following the first year. Some of the Company’s firms receive fees for the settlement of life insurance policies. These fees are generally based on a percentage of the settlement proceeds. The Company’s firms also earn fees for developing estate plans. Revenue from life insurance activities also includes amounts received by the Company’s life brokerage entities, including its life settlements brokerage entities, that assist non-affiliated producers with the placement and sale of life insurance.

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

Expenses

The following table sets forth certain expenses as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Total revenue	100.0%	100.0%	100.0%	100.0%
Cost of services:
Commissions and fees	27.4	30.7	28.0	32.4
Operating expenses	38.3	37.0	40.9	36.0
Management fees	15.2	14.8	13.0	13.9
Total cost of services (excludes items shown separately below)	80.9	82.5	81.9	82.3
Gross margin	19.1	17.5	18.1	17.7
Corporate and other expenses:
General and administrative	5.7	6.0	5.6	5.7
Amortization	3.9	3.5	4.1	3.5
Depreciation	1.4	1.3	1.5	1.1
Impairment of goodwill and intangible assets	0.9	1.9	91.2	1.2
Gain on sale of subsidiaries	(0.5)	(0.2)	(0.2)	(0.9)
Total corporate and other expenses	11.4%	12.5%	102.2%	10.6%

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

Management fees. NFP pays management fees to the principals of its firms and/or certain entities they own based on the financial performance of the firms they manage. NFP typically pays a portion of the management fees monthly in advance. Once NFP receives its cumulative preferred earnings (base earnings) from a firm, the principals and/or entity the principals own will earn management fees equal to earnings above base earnings up to target earnings. An additional management fee is paid in respect of earnings in excess of target earnings based on the ratio of base earnings to target earnings. For example, if base earnings equal 40% of target earnings, NFP receives 40% of earnings in excess of target earnings and the principals and/or the entities they own receives 60%. A majority of the Company’s acquisitions have been completed with a ratio of base earnings to target earnings of 50%. Management fees also include an accrual for certain performance-based incentive amounts payable under NFP’s ongoing incentive plan. Incentive amounts are paid in a combination of cash and NFP’s common stock. In addition to the incentive award, NFP pays an additional cash incentive equal to 50% of the incentive award elected to be received in NFP common stock. This election is made subsequent to the completion of the incentive period. For firms that began their incentive period prior to January 1, 2005, the principal could elect from 0% to 100% to be paid in NFP’s common stock. No accrual is made for these additional cash incentives until the incentive award is earned and the related election is made. However, for firms beginning their incentive period on or after January 1, 2005 (with the exception of Highland Capital Holding Corporation firms which completed this incentive period in 2008), the principal is required to take a minimum of 30% (maximum of 50%) of the incentive award in NFP common stock. The Company accrues on a current basis for these firms the additional cash incentive (50% of the stock portion of the award based upon the principal’s election) on the minimum percentage required to be received in company stock. Currently, NFP has elected to pay all incentive awards under this plan in cash. Management fees are reduced by amounts paid by the principals and/or certain entities they own under the terms of the management contract for capital expenditures, including sub-acquisitions, in excess of $50,000. These amounts may be paid in full or over a mutually agreeable period of time and are recorded as a “deferred reduction in management fees.” Amounts recorded in deferred reduction in management fees are amortized as a reduction in management fee expense generally over the useful life of the asset. The ratio of management fees to gross margin before management fees is dependent on the percentage of total earnings of the Company’s firms capitalized by the Company, the performance of the Company’s firms relative to base earnings and target earnings, the growth of earnings of the Company’s firms in the periods after their first three years following acquisition and the earnings of NFPISI, NFPSI and a small number of firms without a principal, to whom which no management fees are paid. Due to NFP’s cumulative preferred position, if a firm produces earnings below target earnings in a given year, NFP’s share of the firm’s total earnings would be higher for that year. If a firm produces earnings at or above target earnings, NFP’s share of the firm’s total earnings would be equal to the percentage of the earnings capitalized by NFP in the initial transaction, less any percentage due to additional management fees earned under the ongoing incentive plan. The Company records share-based payments related to principals as management fees which are included as a component of cost of services.

The table below summarizes the results of operations of NFP’s firms for the periods presented and uses the following non-GAAP measures: (i) gross margin before management fees, (ii) gross margin before management fees as a percentage of total revenue and (iii) management fees, as a percentage of gross margin before management fees. Gross margin before management fees represents the profitability of the Company’s business before principals receive participation in the earnings. Gross margin before management fees as a percentage of total revenue represents the base profitability of the Company divided by the total revenue of the Company’s business. Whether or not a principal participates in the earnings of a firm is dependent on the specific characteristics and performance of that firm. Management fees as a percentage of gross margin before management fees represents the percentage of earnings that is not retained by the Company as profit, but is paid out to principals.

The Company uses gross margin before management fees and gross margin before management fees as a percentage of total revenue to evaluate how the Company’s business is performing before giving consideration to a principal’s participation in their firm’s earnings. This measure is one for which the principal is compensated and reflects the principal’s performance and is a result of their direct operating authority and control. Management fees as a percentage of gross margin before management fees is a measure that management uses to evaluate how much of the Company’s margin and margin growth is being shared with principals. This management fee percentage is a variable, not a fixed, ratio. Management fees as a percentage of gross margin before management fees will fluctuate based upon the aggregate mix of earnings performance by individual firms. It is based on the percentage of the Company’s earnings that are capitalized at the time of acquisition, the performance relative to NFP’s preferred position in the earnings and the growth of the individual firms and in the aggregate. Management fees may be higher during periods of strong growth due to the increase in incentive accruals. Higher firm earnings will generally be accompanied by higher incentive accruals. Where firm earnings decrease, management fees and management fee percentage may be lower as incentive accruals are either reduced or eliminated. In addition, because management fees earned are based on a firm’s cumulative performance through the year, to the extent that a firm’s performance improves through the year, whether by revenue growth or expense reductions, the management fee percentage may likewise increase through the year. For example, if a firm has base earnings and target earnings of $1.0 million and $2.0 million, respectively, and if the firm’s cumulative earnings are $0.7 million for the first nine months of the year, no management fee would be earned and the management fee percentage would be zero.  In the remaining fourth quarter, if the firm was able to achieve cumulative earnings of $2.0 million, the management fee earned would be $1.0 million and the management fee percentage would be equal to approximately 80% for the quarter.  Further, since NFP retains a cumulative preferred interest in base earnings, the relative percentage of management fees generally decreases as firm earnings decline. For firms that do not achieve base earnings, principals typically earn no management fee. Thus, a principal generally earns more management fees only when firm earnings grow and, conversely, principals earn less when firm earnings decline. This structure provides the Company with protection against earnings shortfalls through reduced management fee expense; in this manner the interests of the principals and shareholders remain aligned.

Management uses these non-GAAP measures to evaluate the performance of its firms and the results of the Company’s model. This cannot be effectively illustrated using the corresponding GAAP measures as management fees would be included in these GAAP measures and produce a less meaningful measure for this evaluation. On a firm-specific basis the Company uses these measures to help the Company determine where to allocate corporate and other resources to assist firm principals to develop additional sources of revenue and improve their earnings performance. The Company may assist these firms in expense reductions, cross selling, providing new products or services, technology improvements, providing capital for sub-acquisitions or coordinating internal mergers. On a macro level, the Company uses these measurements to help it evaluate broad performance of products and services which, in turn, helps shape the Company’s acquisition policy. In recent years, the Company has emphasized acquiring businesses with a higher level of recurring revenue, such as benefits businesses, and those which expand the Company’s platform capabilities. The Company also may use these measures to help it assess the level of economic ownership to retain in new acquisitions or existing firms. Finally, the Company uses these measures to monitor the effectiveness of its incentive plans.

Management fees were 41.9% of gross margin before management fees for the nine months ended September 30, 2009 compared with 44.1% for the nine months ended September 30, 2008. The decline in management fee percentage for the nine months ended September 30, 2009 was largely due to a decline in the ongoing incentive accrual, and an increase in NFPISI’s contribution to gross margin before management fees, for which no management fees were paid.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
(dollars in thousands)
Revenue:
Commissions and fees	$229,925	$277,282	$671,104	$851,135
Cost of services:
Commissions and fees	63,059	85,216	187,934	275,487
Operating expenses (1)	88,112	102,384	274,553	306,581
Gross margin before management fees	78,754	89,682	208,617	269,067
Management fees	34,855	41,140	87,316	118,727
Gross margin	$43,899	$48,542	$121,301	$150,340
Gross margin as a percentage of total revenue	19.1%	17.5%	18.1%	17.7%
Gross margin before management fees as a percentage of total revenue	34.3%	32.3%	31.1%	31.6%
Management fees as a percentage of gross margin before management fees	44.3%	45.9%	41.9%	44.1%
______________
(1)	Excludes amortization and depreciation which are shown separately under Corporate and other expenses.

New Incentive Plans.  For a discussion of new incentive plans, please see “Note 9—Commitments and Contingencies—New Incentive Plans.”

The amounts that will be accrued relating to the new incentive plans will be recorded through management fee expense.

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

Impairment of goodwill and intangible assets. The Company evaluates its amortizing (long-lived assets) and non-amortizing intangible assets for impairment in accordance with GAAP.

In accordance with GAAP, long-lived assets, such as purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company generally performs its recoverability test on a quarterly basis for each of its acquired firms that have experienced a significant deterioration in its business indicated principally by either an inability to produce base earnings for a period of time or in the event of a restructure in base. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted cash flows expected to be generated by the asset and by the eventual disposition of the asset. If the estimated undiscounted cash flows are less than the carrying amount of the underlying asset, an impairment may exist. The Company measures impairments on identifiable intangible assets subject to amortization by comparing the fair value of the asset to the carrying amount of the asset. In the event that the discounted cash flows are less than the carrying amount, an impairment charge will be recognized for the difference in the consolidated statements of income.

In accordance with GAAP, goodwill and intangible assets not subject to amortization are tested at least annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the intangible asset might be impaired. The Company generally performs its impairment test on a quarterly basis for each of its acquired firms that may have an indicator of impairment. Indicators at the Company level include but are not limited to: sustained operating losses or a trend of poor operating performance, which may cause the terms of the applicable management contract to be restructured, loss of key personnel, a decrease in NFP’s market capitalization below its book value, and an expectation that a reporting unit will be sold or otherwise disposed of. Indicators of impairment at the reporting unit level may be due to the failure of the firms the Company acquires to perform as expected after the acquisition for various reasons, including legislative or regulatory changes that affect the products and services in which a firm specializes, the loss of key clients after acquisition, general economic factors that impact a firm in a direct way, and the death or disability of significant principals. If one or more indicators of impairment exist, NFP performs an evaluation to identify potential impairments. If an impairment is identified, NFP measures and records the amount of impairment loss.

A two-step impairment test is performed on goodwill for reporting units that demonstrate indicators of impairment. In the first step, NFP compared the fair value of each reporting unit to the carrying value of the net assets assigned to that reporting unit. NFP determined the fair value of its reporting units by blending two valuation approaches: the income approach and a market value approach. In order to determine the relative fair value of each of the reporting units the income approach was conducted first. These relative values were then scaled to the estimated market value of NFP as determined by NFP’s stock price.

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

As previously stated in NFP’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 10-K”) and as updated in NFP’s Current Report on Form 8-K, filed with the SEC on August 21, 2009 (the “2008 8-K”), NFP carefully monitors both the expected future cash flows of its reporting units and its market capitalization for the purpose of assessing the carrying values of its goodwill and intangible assets. As further stated in the 2008 10-K, and as updated in the 2008 8-K, if the stock price remained below the net book value per share, or other negative business factors existed as outlined in GAAP, NFP may be required to perform another Step 1 analysis and potentially a Step 2 analysis, which could result in an impairment of up to the entire balance of the Company’s remaining goodwill; if NFP performed a Step 2 goodwill impairment analysis as defined by GAAP, it would also be required to evaluate its intangible assets for impairment under GAAP. NFP’s impairment analysis for the nine months ended September 30, 2009, consistent with the analysis previously stated in the 2008 10-K, and as updated in the 2008 8-K, led to the impairment charge taken for the nine months ended September 30, 2009. In accordance with the provisions of GAAP, long-lived assets held and used were written down to their fair value, resulting in an impairment charge of $21.1 million for amortizing intangibles, which was included in earnings for the nine months ended September 30, 2009.  Of this $21.1 million, an impairment charge of $18.9 million was recognized for the three months ended March 31, 2009. In accordance with the provisions of GAAP, goodwill and trade name was written down to its implied fair value, resulting in an impairment charge of $591.1 million, which was included in earnings for the nine months ended September 30, 2009.  Of this $591.1 million, an impairment charge of $588.4 million was recognized for the three months ended March 31, 2009.

Gain on sale of subsidiaries. From time to time, NFP has disposed of acquired firms or certain assets of acquired firms. In these dispositions, NFP may realize a gain or loss on the sale of the acquired firms or certain assets of acquired firms.

Recently adopted accounting standards

For a discussion of recently adopted accounting standards, please see “Note 2—Summary of significant accounting policies.”

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

Three months ended September 30, 2009 compared with three months ended September 30, 2008

The following table provides a comparison of the Company’s revenue and expenses for the periods presented:

	For Three Months Ended September 30,
	2009	2008	$ Change	% Change
Statement of Operations Data:
Revenue:
Commissions and fees	$229.9	$277.3	$(47.4)	(17.1)%
Cost of services:
Commissions and fees	63.0	85.2	(22.2)	(26.1)
Operating expenses (1)	88.1	102.4	(14.3)	(14.0)
Management fees	34.9	41.1	(6.2)	(15.1)
Total cost of services	186.0	228.7	(42.7)	(18.7)

Gross margin	43.9	48.6	(4.7)	(9.7)
Corporate and other expenses:
General and administrative	13.0	16.6	(3.6)	(21.7)
Amortization	9.0	9.9	(0.9)	(9.1)
Depreciation	3.4	3.5	(0.1)	(2.9)
Impairment of goodwill and intangible assets	2.0	5.2	(3.2)	(61.5)
Gain on sale of subsidiaries	(1.2)	(0.6)	(0.6)	100.0
Total corporate and other expenses	26.2	34.6	(8.4)	(24.3)
Income from operations	17.7	14.0	3.7	26.4
Interest and other income	4.1	1.5	2.6	173.3
Interest and other expense	(5.0)	(5.3)	0.3	5.7
Net interest and other	(0.9)	(3.8)	2.9	76.3
Income before income taxes	16.8	10.2	6.6	64.7
Income tax expense	6.3	6.7	(0.4)	(6.0)
Net income	$10.5	$3.5	$7.0	200.0%

______________
(1)	Excludes amortization and depreciation which are shown separately under Corporate and other expenses.

Summary

Net income. The company recorded net income of $10.5 million in the three months ended September 30, 2009 compared with net income of $3.5 million in the three months ended September 30, 2008. Net income as a percentage of revenue was 4.6% for the three months ended September 30, 2009 compared with 1.3% for the three months ended September 30, 2008. A decrease in gross margin was offset by declines in corporate and other expenses.  In addition, interest and other income increased by $2.6 million during the quarter largely due to the receipt of $1.9 million in proceeds from the settlement of an NFP-owned key man life insurance policy on one of the principals.

Revenue

Commissions and fees. Commissions and fees decreased $47.4 million, or 17.1%, to $229.9 million in the three months ended September 30, 2009 compared with $277.3 million in the same period last year. Retail life, life brokerage and life settlements revenue during the third quarter of 2009 continued to be negatively impacted by the broader economic environment.  The Company experienced less severe declines in executive benefits revenue and corporate benefits revenue, as some clients reduced benefits offered to employees due to cost-cutting measures and rising unemployment.  Financial advisory revenue also declined as fees for assets under management declined with declining market values.  Although the capital markets have tentatively begun to recover, the recovery may not continue. Additionally, fees on rising assets under management have not yet been entirely reflected within the Company’s results.  Due to the suspension of acquisitions which occurred in 2008, for the quarter ended September 30, 2009 there has been no commission and fees generated from new acquisitions.  The revenue decrease of $47.4 million was exclusively from existing firms and included a $3.3 million decline in revenue from firms disposed subsequent to the third quarter of 2008.

Cost of services

Commissions and fees. Commissions and fees expense decreased $22.2 million, or 26.1%, to $63.0 million in the three months ended September 30, 2009 compared with $85.2 million in the same period last year. As a percentage of revenue, commissions and fees expense was 27.4% in the three months ended September 30, 2009 compared with 30.7% in the same period last year. The sharp decline in commissions and fees expense both in dollars and as a percentage of revenue was largely attributable to the decline in revenue, particularly in retail life products, life brokerage and life settlements, which typically have higher commission payouts. Due to the suspension of acquisitions which occurred in 2008, there has been no commission and fees expense generated from new acquisitions for the quarter.  The commission expense decrease of $22.2 million was exclusively from existing firms and included a $0.2 million decline in commission expense from firms disposed subsequent to the third quarter of 2008.

Operating expenses. Operating expenses decreased $14.3 million, or 14.0%, to $88.1 million in the three months ended September 30, 2009 compared with $102.4 million in the same period last year. As a percentage of revenue, operating expenses increased to 38.3% in the three months ended September 30, 2009 from 37.0% during the prior year period. The decline in operating expenses at existing firms was largely a result of cost reduction initiatives across the firms. Personnel and related costs continue to comprise more than 65% of firm operating expenses and account for 38.5% of the operating expense decline in the quarter-over-quarter comparison largely as a result of headcount reductions and reductions in commission payments among employee producers. The increase in operating expenses as a percentage of revenue was largely a result of the sharp decline in revenue concentrated in retail life, life brokerage and life settlements. Stock-based compensation to firm employees and for firm activities included in operating expenses as a component of cost of services in the third quarter of 2009 was $0.9 million compared with $1.0 million in the third quarter of 2008. Due to the suspension of acquisitions which occurred in 2008, there has been no operating expense generated from new acquisitions for the third quarter of 2009.  The operating expense decline of $14.3 million was exclusively from existing firms and included a $3.1 million decline from firms disposed subsequent to the third quarter of 2008.

Management fees. Management fees decreased $6.2 million, or 15.1%, to $34.9 million in the three months ended September 30, 2009 compared with $41.1 million in the three months ended September 30, 2008. Management fees were 44.3% of gross margin before management fees in the three months ended September 30, 2009 compared with 45.9% in the same period last year. Included in management fees was a $0.4 million increase of the accrual for the ongoing incentive plan in the third quarter of 2009 compared with an increase in the accrual of $1.7 million in the third quarter of 2008. Incentive accruals will vary from period to period based on the mix of firms participating in the program and the volatility of their earnings. The decrease in management fees as a percentage of gross margin before management fees reflects the lower incentive accruals, a greater contribution to gross margin before management fees from entities that are not subject to management fees such as NFPISI and NFPSI as well as the higher ratio of base to target earnings of firms acquired in recent years. In aggregate, the higher ratio of base to target earnings of 54% in the three months ended September 30, 2009 as compared with 52% as of September 30, 2008, was largely as a result of firm restructures. In addition, management fees included $0.4 million of stock-based compensation expense in the three months ended September 30, 2009 compared with $0.5 million for the three months ended September 30, 2008.

Gross margin. Gross margin decreased $4.7 million, or 9.7%, to $43.9 million in the three months ended September 30, 2009 compared with $48.6 million in the same period last year. As a percentage of revenue, gross margin was 19.1% in the three months ended September 30, 2009 compared with 17.5% in the same period last year. Despite the revenue decline, gross margin as a percentage of revenue improved due to lower commissions and fees expense offset in part by higher operating expenses and management fees as a percentage of revenue.

Corporate and other expenses

General and administrative. General and administrative expense, which includes stock-based compensation, decreased $3.6 million, or 21.7%, to $13.0 million in the three months ended September 30, 2009 compared with $16.6 million in the same period last year. As a percentage of revenue, general and administrative expense decreased to 5.7% in the three months ended September 30, 2009 compared with 6.0% in the prior year period. The decrease of $3.6 million was primarily due to a $1.0 million decrease in compensation and benefits and a $0.7 million decrease in stock-based compensation expense. The decrease was largely the result of headcount reductions and management’s continued efforts to reduce expenses. Stock-based compensation included in general and administrative expense was $1.2 million and $1.9 million in the three months ended September 30, 2009 and 2008, respectively.

Amortization. Amortization expense decreased $0.9 million, or 9.1%, to $9.0 million in the three months ended September 30, 2009 compared with $9.9 million in the same period last year. Amortization expense decreased as a result of a 38.5% decrease in amortizing intangible assets resulting primarily from dispositions, impairments and the suspension of new acquisitions. As a percentage of revenue, amortization was 3.9% in the three months ended September 30, 2009 compared with 3.5% in the three months ended September 30, 2008.

Depreciation. Depreciation expense decreased $0.1 million, or 2.9%, to $3.4 million in the three months ended September 30, 2009 compared with $3.5 million in the same period last year. The decrease in depreciation resulted from a decrease in capital expenditures at the Company’s existing firms and at the corporate office. As a percentage of revenue, depreciation expense was 1.4% in the three months ended September 30, 2009 compared with 1.3% in the same period last year. Depreciation expense attributable to firm operations totaled $1.9 million in the three months ended September 30, 2009 compared with $2.0 million in the same period last year.

Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets decreased $3.2 million to $2.0 million in the third quarter of 2009 compared with $5.2 million in the prior year period. The impairment resulted in a reduction of the carrying value of the identifiable intangible assets and goodwill associated with these firms to their estimated fair value. As a percentage of revenue, impairments of goodwill and intangible assets was 0.9% for the three months ended September 30, 2009 and 1.9% for the three months ended September 30, 2008.

Gain on sale of subsidiaries. During the third quarter of 2009, the Company recognized a net gain from the disposition of seven subsidiaries and the sale of certain assets of two additional subsidiaries totaling $1.2 million. During the third quarter of 2008, the Company recognized a gain from the sale of certain assets of three subsidiaries totaling $0.6 million.

Interest and other income. Interest and other income increased $2.6 million to $4.1 million in the three months ended September 30, 2009 compared with $1.5 million in the three months ended September 30, 2008. Interest and other income increased $2.6 million resulting largely from the receipt of $1.9 million in proceeds from the settlement of an NFP-owned key man life insurance policy on a principal.

Interest and other expense. Interest and other expense decreased $0.3 million, or 5.7%, to $5.0 million in the three months ended September 30, 2009 compared with $5.3 million in the three months ended September 30, 2008. The decrease of $0.3 million in interest and other expense was largely a result of the lower interest rate environment and the lower average balance on NFP’s credit facility in 2009 as compared with 2008.

Income tax expense

Income tax expense. Income tax expense was $6.3 million in the three months ended September 30, 2009 compared with income tax expense of $6.7 million in the same period during the prior year. The effective tax rate in the third quarter of 2009 was 37.5%, which includes adjustments for interest and penalties totaling $0.6 million, which were treated discretely. This compares with an effective tax rate of 65.6% in the third quarter of 2008, which includes adjustments for interest and penalties which totaled less than $0.1 million.

Nine months ended September 30, 2009 compared with nine months ended September 30, 2008

The following table provides a comparison of the Company’s revenue and expenses for the periods presented:

	For Nine Months Ended September 30,
	2009	2008	$ Change	% Change
Statement of Operations Data:
Revenue:
Commissions and fees	$671.1	$851.1	$(180.0)	(21.1)%
Cost of services:
Commissions and fees	187.9	275.5	(87.6)	(31.8)
Operating expenses (1)	274.6	306.6	(32.0)	(10.4)
Management fees	87.3	118.7	(31.4)	(26.5)
Total cost of services	549.8	700.8	(151.0)	(21.5)

Gross margin	121.3	150.3	(29.0)	(19.3)
Corporate and other expenses:
General and administrative	37.9	48.9	(11.0)	(22.5)
Amortization	27.7	29.3	(1.6)	(5.5)
Depreciation	10.4	9.7	0.7	7.2
Impairment of goodwill and intangible assets	612.2	10.2	602.0	NM
Gain on sale of subsidiaries	(1.8)	(7.7)	5.9	(76.6)
Total corporate and other expenses	686.4	90.4	596.0	NM
Income (loss) from operations	(565.1)	59.9	(625.0)	NM
Interest and other income	13.4	4.2	9.2	219.0
Interest and other expense	(15.7)	(16.1)	0.4	(2.5)
Net interest and other	(2.3)	(11.9)	9.6	(80.7)
Income (loss) before income taxes	(567.4)	48.0	(615.4)	NM
Income tax (benefit) expense	(72.2)	27.1	(99.3)	(366.4)
Net (loss) income	$(495.2)	$20.9	$(516.1)	NM %

______________
NM indicates amount is not meaningful
(1)	Excludes amortization and depreciation which are shown separately under Corporate and other expenses.

Summary

Net loss. The company recorded a net loss of $495.2 million in the nine months ended September 30, 2009 compared with net income of $20.9 million in the nine months ended September 30, 2008. The net loss was mainly due to a substantial increase in the level of impairment of goodwill and intangible assets from $10.2 million for the nine months ended September 30, 2008 to $612.2 million for the nine months ended September 30, 2009. Excluding the after-tax impact of impairments, the net income decline was a result of lower revenue partially offset by declines in cost of services and general and administrative expense.

Revenue

Commissions and fees. Commissions and fees decreased $180.0 million, or 21.1%, to $671.1 million in the nine months ended September 30, 2009 compared with $851.1 million in the same period last year. Retail life, life brokerage and life settlements revenue during the nine months ended September 30, 2009 continued to be negatively impacted by the broader economic environment. The Company also experienced less severe declines in corporate and executive benefits revenue, as some clients reduced benefits offered to employees due to cost-cutting measures and rising unemployment, and financial planning and investment advisory revenue, as fees for assets under management declined with declining market values, over the nine-month period compared with the prior year corresponding period. Although the capital markets have tentatively begun to recover, the recovery may not continue. Additionally, fees on rising assets under management have not yet been entirely reflected within the Company’s results.  The revenue decrease of $180.0 million was comprised of a decrease of $186.3 million from existing firms offset by an increase in revenue of $6.3 million from new acquisitions and included a $15.4 million decline in revenue from firms disposed subsequent to the third quarter of 2008.

Cost of services

Commissions and fees. Commissions and fees expense decreased $87.6 million, or 31.8%, to $187.9 million in the nine months ended September 30, 2009 compared with $275.5 million in the same period last year. As a percentage of revenue, commissions and fees expense was 28.0% in the nine months ended September 30, 2009 compared with 32.4% in the same period last year. The sharp decline in commissions and fees expense both in dollars and as a percentage of revenue was largely attributable to the decline in revenue, particularly in retail life products, life brokerage and life settlements, which typically have higher commission payouts. Approximately $87.8 million of the decrease in commissions and fees expense was from existing firms which was partially offset by a $0.2 million increase in commission and fees expense from new acquisitions. Included within the overall decline in commissions and fees expense was a decline of $7.0 million in expenses for firms disposed subsequent to the third quarter of 2008.

Operating expenses. Operating expenses decreased $32.0 million, or 10.4%, to $274.6 million in the nine months ended September 30, 2009 compared with $306.6 million in the same period last year. As a percentage of revenue, operating expenses increased to 40.9% in the nine months ended September 30, 2009 from 36.0% during the prior year period. The decline in operating expenses at existing firms was largely a result of cost reduction initiatives across the firms. Personnel and related costs continue to comprise more than 65.0% of firm operating expenses and account for nearly 38.7% of the operating expense decline in the period over period comparison largely as a result of headcount reductions and reductions in commission payments among employee producers. The increase in operating expenses as a percentage of revenue was largely a result of the sharp decline in revenue concentrated in retail life, life brokerage and life settlements. Stock-based compensation to firm employees and for firm activities included in operating expenses as a component of cost of services during the nine months ended September 30, 2009 was $2.7 million compared with $3.1 million in the nine months ended September 30, 2008. Approximately $34.2 million of the decrease in operating expenses was from existing firms which was partially offset by a $2.2 million increase in operating expenses from new acquisitions. Included within the overall decline of operating expenses was a decline of $6.2 million for firms disposed subsequent to the third quarter of 2008.

Management fees. Management fees decreased $31.4 million, or 26.5%, to $87.3 million in the nine months ended September 30, 2009 compared with $118.7 million in the nine months ended September 30, 2008. Management fees were 41.9% of gross margin before management fees in the nine months ended September 30, 2009 compared with 44.1% in the same period last year. Included in management fees was a less than $0.1 million reduction of the accrual for the ongoing incentive plan for the nine months ended September 30, 2009 compared with an accrual of $5.4 million in the nine months ended September 30, 2008. Incentive accruals will vary from period to period based on the mix of firms participating in the program and the volatility of their earnings. The decrease in management fees as a percentage of gross margin before management fees reflects the lower incentive accrual, a greater contribution to gross margin before management fees from an entity that is not subject to management fees, NFPISI, as well as the higher ratio of base to target earnings of firms acquired in recent years. In aggregate, the higher ratio of base to target earnings of 54% in the nine months ended September 30, 2009 as compared with 52% as of September 30, 2008, was largely as a result of firm restructures. In addition, management fees included $1.2 million of stock-based compensation expense in the nine months ended September 30, 2009 compared with $1.4 million for the nine months ended September 30, 2008.

Gross margin. Gross margin decreased $29.0 million, or 19.3%, to $121.3 million in the nine months ended September 30, 2009 compared with $150.3 million in the same period last year. As a percentage of revenue, gross margin was 18.1% in the nine months ended September 30, 2009 compared with 17.7% in the same period last year. Despite the revenue decline, gross margin as a percentage of revenue improved slightly as higher operating expenses as a percentage of revenue were partially offset by lower commissions and fees expense, and lower management fees expense as a percentage of revenue.

Corporate and other expenses

General and administrative. General and administrative expense, which includes stock-based compensation, decreased $11.0 million, or 22.5%, to $37.9 million in the nine months ended September 30, 2009 compared with $48.9 million in the same period last year. As a percentage of revenue, general and administrative expense declined slightly to 5.6% for the period ended September 30, 2009 from 5.7% during the nine-month period ended September 30, 2008. The decrease of $11.0 million was primarily due to a $4.8 million decrease in compensation and benefits and a $2.0 million decrease in stock-based compensation expense. The decrease was largely the result of headcount reductions and management’s continued efforts to reduce expenses. Stock-based compensation included in general and administrative expense was $3.6 million and $5.6 million in the nine months ended September 30, 2009 and 2008, respectively.

Amortization. Amortization expense decreased $1.6 million, or 5.5%, to $27.7 million in the nine months ended September 30, 2009 compared with $29.3 million in the same period last year. Amortization expense decreased as a result of a 35.5% decrease in amortizing intangible assets resulting primarily from dispositions, impairments, and the suspension of new acquisitions. As a percentage of revenue, amortization was 4.1% in the nine months ended September 30, 2009 compared with 3.5% in the nine months ended September 30, 2008.

Depreciation. Depreciation expense increased $0.7 million, or 7.2%, to $10.4 million in the nine months ended September 30, 2009 compared with $9.7 million in the same period last year. The increase in depreciation resulted from an increase in capital expenditures largely at the corporate office. As a percentage of revenue, depreciation expense was 1.5% in the nine months ended September 30, 2009 compared with 1.1% in the same period last year. Depreciation expense attributable to firm operations totaled $5.9 million for both the nine months ended September 30, 2009 and for the nine months ended September 30, 2008.

Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets increased $602.0 million to $612.2 million in the nine months ended September 30, 2009 compared with $10.2 million in the prior year period. The impairment resulted in a reduction of the carrying value of the identifiable intangible assets and goodwill associated with these firms to their estimated fair value. The impairment recorded during the year reflected the incorporation of market data, including NFP’s market value which had been below net book value for a sustained period, the recent performance of the Company in the distressed economic environment, discount rates that are risk adjusted to reflect both company-specific and market-based credit spreads and other relevant market data. Among other items, the market value reflected the decline in the Company’s sales, particularly in the life insurance area, and the Company’s capital structure.

Gain on sale of subsidiaries. During the nine months ended September 30, 2009, the Company recognized a net gain from the disposition of fifteen subsidiaries and the sale of certain assets of four more subsidiaries totaling $1.8 million. During the nine months ended September 30, 2008, the Company recognized a gain from the sale of two subsidiaries and certain assets of four other subsidiaries totaling $7.7 million. The more significant gain in the prior year period was $6.5 million primarily related to the sale of a wholesale group benefits subsidiary resulting from the strategic decision by its largest carrier to bring all wholesale distribution in-house, either by acquisition or cancellation of distribution arrangements.

Interest and other income. Interest and other income increased $9.2 million to $13.4 million in the nine months ended September 30, 2009 compared with $4.2 million in the nine months ended September 30, 2008. The increase of $9.2 million resulted largely from key man life proceeds of $5.5 million during the second quarter, the receipt of $1.9 million in proceeds from the settlement of an NFP-owned key man life insurance policy on a principal, the increase of approximately $1.3 million from the sublet of the Company’s former headquarters, offset by a $0.6 million loss resulting from the investment in the Company’s life settlements joint venture and lower interest income due to the lower interest rate environment in 2009 as compared with 2008.

Interest and other expense. Interest and other expense decreased $0.4 million to $15.7 million in the nine months ended September 30, 2009 compared with $16.1 million in the nine months ended September 30, 2008. Interest and other expense remained largely unchanged due to the impact of the increase in interest expense resulting from the accretion of the non-cash interest component of the convertible notes and higher fees associated with the Company’s credit facility netting against the decrease in interest expense on NFP’s credit facility due to the lower interest rate environment and lower average balance for the nine months ended September 30, 2009 as compared with the nine months ended September 30, 2008.

Income tax expense

Income tax (benefit) expense. Income tax (benefit) was $(72.2) million in the nine months ended September 30, 2009 compared with income tax expense of $27.1 million in the same period during the prior year. The effective tax rate in the nine months ended September 30, 2009 was 12.7%, which includes the discrete treatment of adjustments for interest and penalties totaling $0.9 million and the discrete treatment of tax benefits relating to impairments totaling ($88.1) million. This compares with an effective tax rate of 56.4% during nine months ended September 30, 2008 which includes adjustments for interest and penalties totaling $0.9 million and taxes relating to disposal of subsidiaries totaling $5.5 million. The estimated annual effective tax rate excluding discrete items for the nine months ended September 30, 2009 and 2008 was 39.3% and 49.9% respectively. The estimated annual effective tax rate was lower in the nine months ended September 30, 2009 largely as a result of non-taxable insurance proceeds received during the second quarter and tax losses from the disposition of subsidiaries. The estimated effective tax rate may be affected by future impairments, restructurings, state tax changes and factors which may be recognized as discrete items in the quarters in which they arise and, as a result, may impact income tax expense both in terms of absolute dollars and as a percentage of income before income taxes.

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

The increase in cash usage during the first quarter of the year generally requires increased borrowings under NFP’s credit facility, but this has not occurred for the year beginning January 1, 2009. As the year progresses, cash flow typically improves as earnings increase and acquisition activities moderate. With this increase in cash flow NFP generally reduces the borrowings under its credit facility. Because the Company suspended acquisition activity in the latter portion of 2008, the historical pattern of an increase in cash usage during the first half of the year changed. During the nine months ended September 30, 2009 the Company has utilized cash flow from operations to reduce indebtedness, paying down $73.0 million of its outstanding credit facility balance.

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

During the second quarter of 2009, NFP executed the third amendment to its credit facility (the “Third Amendment”). As of September 30, 2009, the Company was in compliance with all of its debt covenants. However, if the Company’s earnings deteriorate, it is possible that NFP would fail to comply with the terms of its credit facility in the future, such as the consolidated leverage ratio covenant, and therefore be in default under the credit facility. See “—Borrowings—Credit Facility” below. Upon the occurrence of such event of default, the majority of lenders under the credit facility could cause amounts currently outstanding to be declared immediately due and payable. Such an acceleration could trigger “cross acceleration provisions” under NFP’s indenture governing the notes; see “—Borrowings—Convertible Senior Notes” below.

A summary of the changes in cash flow data is provided as follows:
	Nine Months Ended September 30,
(in thousands)	2009	2008
Net cash flows provided by (used in):
Operating activities	$82,994	$24,337
Investing activities	4,448	(71,581)
Financing activities	(75,979)	506
Net decrease in cash and cash equivalents	11,463	(46,738)
Cash and cash equivalents – beginning of period	48,621	114,182
Cash and cash equivalents – end of period	$60,084	$67,444

NFP has performed additional assessments to determine the impact of recent market developments, including a review of access to liquidity in the capital and credit markets. If the difficult economic conditions continue, leading to longer term disruptions in the capital and credit markets, the Company’s access to liquidity needed for its business could be adversely impacted. The inability to obtain adequate financing from debt or capital sources could force the Company to forgo certain opportunities. Any disruption in NFP’s access to capital could require the Company to take additional measures to conserve cash until alternative credit arrangements or other funding for business needs can be arranged. Measures the Company may take or has already taken include deferring capital expenditures, reducing or eliminating future share repurchases, dividend payments, acquisitions or other discretionary uses of cash. While acquisitions remain a component of the Company’s business strategy over the long term, NFP suspended acquisition activity (with the exception of certain sub-acquisitions) in the latter part of 2008 in order to conserve cash. NFP will continue to reassess the market and economic environment.

The tightening of credit in the financial markets also adversely affects the ability of customers to obtain financing for the products and services the Company distributes, which could result in a decrease in revenue generated, reducing the Company’s liquidity.

Cash and cash equivalents at September 30, 2009 increased $11.5 million from $48.6 million at December 31, 2008 to $60.1 million at September 30, 2009. Significant sources of cash flow in 2009 came from cash received from existing receivables at year end totaling approximately $39.0 million, and proceeds from the sale of businesses totaling approximately $11.0 million. Included within cash provided by operating activities was $5.5 million of cash received for key man life proceeds during the year and $1.9 million in proceeds from the settlement of an NFP-owned key man life insurance policy on a principal during the third quarter. Significant uses of cash at September 30, 2009 were for earned management fees to principals and/or certain entities they own of $22.1 million, repayments of the Company’s credit facility of $73.0 million, and payments associated with normal operations.

Operating Activities

During the nine months ended September 30, 2009, cash provided by operating activities was approximately $83.0 million compared with the prior year nine-month period of $24.3 million. The improvement in operating cash flow in the nine months ended September 30, 2009 as compared with the prior year corresponding period was largely due to lower earned management fees to principals in 2009 for their 2008 performance. During the nine months ended September 30, 2009, cash was provided primarily from net income adjusted for non-cash charges, which totaled $82.0 million. Included within cash provided by operating activities was $5.5 million of cash received for key man life proceeds during the year and $1.9 million in proceeds from the settlement of an NFP-owned key man life insurance policy on a principal during the third quarter. Working capital was positively impacted by the net effect of collecting receivables outstanding at the beginning of the period and of new receivables established at the end of the period which totaled approximately $39.0 million. Cash used during the nine months ended September 30, 2009 was largely the result of a reduction in amounts due to principals and/or certain entities they own of $22.1 million, accrued liabilities of $8.5 million and accounts payable of $7.1 million. Included within the decrease in accrued liabilities was a decrease in the ongoing incentive plan liability balance of approximately $3.0 million. During the nine months ended September 30, 2008, cash came primarily from net income adjusted for non-cash charges, which totaled $80.3 million, plus the net effect of collecting receivables outstanding at the beginning of the period and new receivables established at the end of the period which totaled $44.5 million.  Cash used during the nine months of 2008 was largely the result of a reduction in amounts due to principals and/or certain entities they own of $33.2 million, accrued liabilities of $22.3 million and accounts payable of $12.4 million.  Included and reducing cash used in operating activities during the nine months ended September 30, 2008 was $14.4 million paid in connection with the acquisition of a group benefits intermediary and subsequent merger with an existing wholly-owned subsidiary of the Company which has been treated as a prepaid management fee.  A portion of this payment has been amortized with the remaining balance included in Other current assets and Other non-current assets.

Investing Activities

During the nine months ended September 30, 2009, cash provided by investing activities was $4.4 million, which came principally from $11.0 million in proceeds received from the disposal of subsidiaries, offset by $4.9 million paid for purchases of property and equipment and approximately $1.6 million paid as payments for acquired firms, net of cash acquired and contingent consideration. For the nine months ended September 30, 2009, the Company paid $2.8 million in cash in connection with contingent consideration. During the nine months ended of 2008 the Company used $63.8 million for payments for acquired firms and contingent consideration.  Included within the $63.8 million for acquired firms and continent consideration was $14.9 million NFP paid in cash in connection with contingent consideration. During the nine months ended September 30, 2008, capital expenditures included approximately $20.2 million due to construction and other costs related to the relocation of the corporate headquarters and the concurrent consolidation of space with seven firms. Offsetting these amounts were proceeds of $22.5 million received from the disposal of subsidiaries.

Financing Activities

During the nine months ended September 30, 2009, cash used in financing activities was approximately $76.0 million, while cash provided by financing activities was $0.5 million during the prior year period. During the nine months ended September 30, 2009, NFP did not borrow any amounts under its credit facility but repaid $73.0 million of its outstanding credit facility balance. During the nine months ended September 30, 2008, net borrowings under the Company’s line of credit were $47.0 million. The Company uses its credit facility primarily to fund general corporate purposes. Cash dividends paid in the nine months ended September 30, 2008 were $24.7 million. During the nine months ended September 30, 2008, pursuant to NFP’s share repurchase authorization, NFP repurchased 994,500 shares of NFP common stock for $24.6 million.

Some of the Company’s firms maintain premium trust accounts, which represent payments collected from insureds on behalf of carriers. Funds held in these accounts are invested in cash, cash equivalents and securities purchased under resale agreements overnight. At September 30, 2009, the Company had cash, cash equivalents and securities purchased under resale agreements in premium trust accounts of $75.8 million, an increase of $0.7 million from the balance of $75.1 million from December 31, 2008. Changes in these accounts are the result of timing of payments collected from insureds on behalf of insurance carriers.

Borrowings

Credit Facility

NFP’s credit facility among NFP, the financial institutions party thereto and Bank of America, N.A., as administrative agent, is structured as a revolving credit facility and matures on August 22, 2011. NFP has previously amended its credit facility as described in the 2008 10-K and as updated in the 2008 8-K. On May 6, 2009, NFP executed the Third Amendment. Pursuant to the Third Amendment, the definition of EBITDA has been amended to expressly provide that the non-cash impairment of goodwill and intangible assets associated with the Company’s evaluation of intangible assets for the first quarter of 2009 in accordance with GAAP will be disregarded in the calculation of EBITDA.

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

NFP’s credit facility is structured as a revolving credit facility and matures on August 22, 2011. NFP may elect to pay down its outstanding balance at any time before August 22, 2011. NFP’s obligations under the credit facility are secured by all of its and its subsidiaries’ assets. Up to $35.0 million of the credit facility is available for the issuance of letters of credit and the sublimit for swingline loans is the lesser of $10.0 million or the total revolving commitments outstanding. The credit facility contains various customary restrictive covenants, subject to certain exceptions, that prohibit the Company from, among other things: (i) incurring additional indebtedness or guarantees, (ii) creating liens or other encumbrances on property or granting negative pledges, (iii) entering into a merger or similar transaction, (iv) selling or transferring certain property, (v) making certain restricted payments and (vi) making advances or loans. In addition, the credit facility contains financial covenants requiring the Company to maintain certain ratios. The most restrictive negative covenants in the credit facility concern the consolidated leverage ratio, which states that NFP may not have a ratio of Consolidated Total Debt to EBITDA, as both terms are defined in the credit facility, greater than 3.0 to 1.0 on the last day of the rolling four quarter period ended September 30, 2009, and the restriction on certain notes outstanding to affiliates which may not exceed $30.0 million. As of September 30, 2009, the consolidated leverage ratio was 2.2 to 1.0.

As of September 30, 2009, the Company was in compliance with all of its debt covenants. However, if the Company’s earnings deteriorate, it is possible that NFP will fail to comply with the terms of its credit facility in the future, such as the consolidated leverage ratio covenant, and therefore be in default under the credit facility. Upon the occurrence of such event of default, the majority of lenders under the credit facility could cause amounts currently outstanding to be declared immediately due and payable. Such an acceleration could trigger “cross acceleration provisions” under NFP’s indenture governing the notes; see “—Convertible Senior Notes” below.

As of September 30, 2009, the year-to-date weighted average interest rate for NFP’s credit facility was 3.92%. The combined weighted average of its credit facility in the prior year period was 4.53%.

NFP had a balance of $75.0 million outstanding under its credit facility as of September 30, 2009, below the maximum allowable balance of $225.0 million. At December 31, 2008, outstanding borrowings were $148.0 million.

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

Upon conversion, NFP will pay, at its election, cash or a combination of cash and common stock based on a daily conversion value calculated on a proportionate basis for each trading day of the relevant 20 trading day observation period. The initial conversion rate for the notes was 17.9791 shares of common stock per $1,000 principal amount of notes, equivalent to a conversion price of approximately $55.62 per share of common stock. The conversion price is subject to adjustment in some events but is not adjusted for accrued interest. As of September 30, 2009 the conversion rate for the notes is 18.0679 shares of common stock per $1,000 principal amount of notes, equivalent to a conversion price of approximately $55.35 per share of common stock. In addition, if a “fundamental change” (as defined in the First Supplemental Indenture governing the notes) occurs prior to the maturity date, NFP will, in some cases and subject to certain limitations, increase the conversion rate for a holder that elects to convert its notes in connection with such fundamental change.

Concurrent with the issuance of the notes, NFP entered into a convertible note hedge and warrant transactions with an affiliate of one of the underwriters for the notes. A default under NFP’s credit facility would trigger a default under each of the convertible note hedge and warrant transactions, in which case the counterparty could designate early termination under either, or both, of these instruments. The transactions are expected to reduce the potential dilution to NFP’s common stock upon future conversions of the notes. Under the convertible note hedge NFP purchased 230,000 call options for an aggregate premium of $55.9 million. Each call option entitles NFP to repurchase an equivalent number of shares issued upon conversion of the notes at the same strike price (initially $55.62 per share), generally subject to the same adjustments. The call options expire on the maturity date of the notes. NFP also sold warrants for an aggregate premium of $34.0 million. The warrants expire ratably over a period of 40 scheduled trading days between May 1, 2012 and September 26, 2012, on which dates, if not previously exercised, the warrants will be treated as automatically exercised if they are in the money. The warrants provide for net-share settlement. The net cost of the convertible note hedge and warrants to the Company is $21.9 million. Debt issuance costs associated with the notes of approximately $7.6 million are recorded in Other current assets and Other non-current assets and will be amortized over the term of the notes.

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

Adoption of new accounting guidance

On January 1, 2009, the Company adopted new guidance related to the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement).  The new guidance applies to NFP’s $230.0 million (including over-allotment) aggregate principal amount of 0.75% convertible senior notes due February 1, 2012 (the “notes” or the “convertible senior notes”) (see “Note 6—Borrowings”). The new guidance requires NFP to separate the convertible senior notes into two separate components: a non-convertible note and a conversion option. As a result, NFP is required to recognize interest expense on its convertible senior notes at their non-convertible debt borrowing rate (6.62%) rather than at their stated face rate (0.75%). With the change in accounting principle required by the new guidance, NFP is required to amortize to interest expense the excess of the principal amount of the liability component of its notes over the carrying amount using the interest method, and the non-cash portion of interest expense relating to the discount on the notes is now recognized as a charge to earnings.  The new guidance does not have any impact on cash payments or obligations due under the terms of the notes. As required, effective January 1, 2009 NFP’s comparative financial statements of prior years have been adjusted to apply its provisions retrospectively. For more detail on the effects of the change in accounting principle see “Note 2—Summary of Significant Accounting Policies—Recently adopted accounting standards.”

As of September 30, 2009 the net carrying amount of the notes was $201.8 million and the unamortized discount of the notes within additional paid-in capital was $28.2 million. As of December 31, 2008 the net carrying amount of the notes was $193.5 million and the unamortized discount was $36.5 million. As of September 30, 2009 and December 31, 2008 the principal amount of the notes was $230.0 million. The discount on the notes is being amortized over the life of the notes and as of September 30, 2009 the amortization period has 28 months remaining. The effective interest rate on the notes is 6.62%. For the nine months ended September 30, 2009 the amount of interest expense incurred by NFP relating to the notes for cash interest paid and for the amortization of the discount is approximately $9.6 million.

As of September 30, 2009 the instrument’s converted value did not exceed its principal amount of $230.0 million.

Off-Balance Sheet Arrangements

The Company had no material off-balance sheet arrangements during the nine months ended September 30, 2009.

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

NFP has a credit facility and cash, cash equivalents and securities purchased under resale agreements in premium trust accounts. Interest income and expense on the preceding items are subject to short-term interest rate risk. Based on the weighted average borrowings under NFP’s credit facility during the nine months ended September 30, 2009 and 2008, an increase or decrease of 100 basis points change in short-term interest rates would have affected the Company’s income before income taxes by approximately $1.3 million for the nine months ended September 30, 2009 and $1.8 million for the nine months ended September 30, 2008. Based on the weighted average amount of cash, cash equivalents and securities purchased under resale agreements in premium trust accounts during the nine months ended September 30, 2009 and 2008, an increase or decrease of 100 basis points change in short-term interest rates would have affected the Company’s income before income taxes by approximately $1.3 million and $1.6 million, respectively. As further discussed in “Liquidity and Capital Resources,” broad economic and credit market conditions may impact the Company’s access to capital and the availability or attractiveness of certain products from which the Company earns revenue.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, NFP’s management carried out an evaluation, under the supervision and with the participation of NFP’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of NFP’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the CEO and CFO have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. There have been no changes in internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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

Item 1A. Risk Factors

Recent initiatives to restructure principal incentive plans may not have their intended effect.

NFP recently instituted new principal incentive plans with cash and equity components.   The financial impact of the new principal incentive plans on the Company is uncertain and in some cases could lead to a decline in gross margin. Further, the new principal incentive plans may not be accurately calibrated to promote growth. In particular scenarios, NFP’s portion of the earnings generated by a particular firm or firms could be higher without the implementation of the new principal incentive plans.

The new principal incentive plans may not be effective in motivating principals.  If NFP does not succeed in motivating the Company’s principals, the Company may be unable to generate positive financial results.  Any volatility in the market price of NFP’s common stock could negatively impact the effectiveness of the equity component of the new principal incentive plans.

Changes in the structure of U.S. health insurance may have a material adverse effect on the Company.

Significant reforms to the manner in which health insurance is distributed in the United States have recently been proposed at the federal and state level.  The Company cannot predict what healthcare initiatives, if any, will be implemented, or the effect any such legislation will have on the Company, particularly on the Company’s benefits firms.  Such reforms could increase competition, reduce the need for health insurance brokerage services or reduce the demand for health insurance administration, any of which could harm the Company’s business, operating results and financial condition. The adoption of state or federal laws that promote a government-sponsored component could reduce or eliminate the number of businesses seeking to provide health insurance, which could reduce the demand for the Company’s services.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities

Since July 1, 2009 and through September 30, 2009, NFP has not issued any unregistered equity securities.

Since October 1, 2009 and through November 4, 2009, NFP has issued 105,616 shares of NFP common stock with a value of approximately $0.8 million relating to contingent consideration.

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

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2009 – July 31, 2009	—		$—	—	$—
August 1, 2009 – August 31, 2009	—		—	—	—
September 1, 2009 – September 30, 2009	20,837	(a)	8.33	—	—
Total	20,837		$8.33	—	$—

(a) 3,954 were reacquired relating to the satisfaction of a promissory note. There was no gain or loss associated with this transaction. 16,883 shares were reacquired relating to the disposal of a firm. The Company recorded a gain of approximately $0.2 million related to this disposition.

Item 5.                      Other Information.

Amendments to Articles of Incorporation or Bylaws.

On November 2, 2009, the Board of Directors (the “Board”) of NFP approved amendments to NFP’s Amended and Restated By-laws (as further amended and restated, the “By-Laws”), effective as of that date.

The By-Laws were amended to provide that only the Board may fill vacancies on the Board arising through death, resignation, removal or an increase in the size of the Board.  Previously, stockholders were also authorized to fill vacancies on the Board.  The By-Laws were also amended to change the voting standard required for stockholders to approve amendments to the By-Laws from a majority of votes cast to a majority of outstanding shares of NFP.

In addition, the By-Laws were amended to adopt a plurality voting standard for contested elections of directors, or elections in which the number of nominees exceeds the number of directors to be elected.  In uncontested elections, the voting standard will continue to be a majority of votes cast.  Consistent with the standards set forth in NFP’s Corporate Governance Guidelines, the By-Laws were amended to require an incumbent director who fails to receive the requisite amount of votes cast “for” his or her election to automatically tender his or her resignation from the Board to the Nominating and Corporate Governance Committee of the Board contingent on acceptance of such resignation by the Board.

Further, the By-Laws were amended to revise the procedures that a stockholder must comply with in order to properly present business at an annual meeting of stockholders or nominate persons for election to the Board.  Among other items, such stockholder must provide certain disclosures regarding certain interests in NFP stock held by such stockholder or any beneficial owner, affiliate, associate or director nominee related to such stockholder, including, without limitation, the extent to which any derivative instrument, swap, option, warrant, short interest, hedge or profit interest or other similar transaction has been entered into by or on behalf of such person (the “Disclosable Interests”).  In addition, in order to properly present business at an annual meeting of stockholders, a stockholder must provide notice to NFP of such business not less than 120 days nor more than 150 days prior to the anniversary of the immediately preceding annual meeting of stockholders; previously, stockholders were required to deliver notice of such business not less than 90 days nor more than 120 days prior to the anniversary of the immediately preceding annual meeting.  In order to properly nominate a person for election to the Board at an annual meeting of stockholders, a stockholder must provide notice to NFP of such nomination not less than 120 days nor more than 150 days prior to the anniversary of the immediately preceding annual meeting of stockholders; previously, stockholders were required to deliver such notice not less than 90 days nor more than 120 days prior to the anniversary of the immediately preceding annual meeting.

In connection with the foregoing amendments, notice of a proposal intended to be presented by a stockholder at NFP’s 2010 annual meeting of stockholders (the “2010 Annual Meeting”) (as opposed to a proposal to be included in NFP’s proxy materials) and notice of director nominations by stockholders for the 2010 Annual Meeting must be delivered to NFP no earlier than January 4, 2010 and no later than February 3, 2010.  In order to have a stockholder proposal considered for inclusion in NFP’s proxy materials, the deadline for such proposal to be delivered to NFP remains December 22, 2009.  Proposals submitted outside these dates are untimely and may not be presented in any manner at the 2010 Annual Meeting.  Such stockholder proposals and director nominations must also comply with the applicable requirements of the By-Laws.

The By-Laws were also amended to clarify that no business may be properly brought before an annual or special meeting of stockholders except in accordance with the procedures set forth in the By-Laws and stockholders are restricted from bringing business before a special meeting of stockholders unless the stated business of such special meeting includes the election of directors, in which case, a stockholder may nominate a person for election to the Board at such meeting in accordance with the procedures set forth in the By-Laws.

Additionally, the By-Laws were amended to revise the procedures that stockholders must comply with in order act by written consent.  A stockholder must submit a written request for the Board to fix a record date for stockholders to act by written consent and such stockholder must also disclose in such request, among other items, any Disclosable Interests.  The By-Laws were also amended to provide that the Secretary of NFP, or another officer designated by the Board, may review consents and certify results; previously, an independent inspector of elections reviewed consents and certified results.

Further, the By-Laws were amended to require that NFP indemnify directors and officers of NFP to the fullest extent authorized by law; previously, such indemnification was available but not required.
Other provisions of the By-Laws were amended to clarify the duties of certain officers of NFP, including, without limitation, to limit the NFP officers authorized to call special meetings of the Board or stockholders.

The foregoing description of the amendments to the By-Laws is qualified in its entirety by reference to the full text of the By-Laws, a copy of which is filed as Exhibit 3.3 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

EXHIBIT INDEX
Item 6. Exhibits

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of National Financial Partners Corp. (incorporated by reference to Exhibit 3.1 to NFP’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of National Financial Partners Corp. (incorporated by reference to Exhibit 3.2 to NFP’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

3.2a
Certificate of Amendment of Certificate of Incorporation of National Financial Partners Corp. (incorporated by reference to Exhibit 3.2a to NFP’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 filed on August 5, 2009)

3.3*	National Financial Partners Corp. Amended and Restated By-Laws

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 of NFP’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

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

4.4a
Indenture, dated as of January 16, 2007, between National Financial Partners Corp. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to NFP’s Current Report on Form 8-K filed on January 22, 2007)

4.4b
First Supplemental Indenture, dated as of January 22, 2007, between National Financial Partners Corp. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to NFP’s Current Report on Form 8-K filed on January 25, 2007)

4.5
Confirmation regarding convertible bond hedge transaction, dated January 17, 2007, between National Financial Partners Corp. and Goldman Sachs Financial Markets, L.P. (incorporated by reference to Exhibit 10.1 to NFP’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed on May 4, 2007)

4.6a
Confirmation regarding issuer warrant transaction, dated January 17, 2007, between National Financial Partners Corp. and Goldman Sachs Financial Markets, L.P. (incorporated by reference to Exhibit 10.2a to NFP’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed on May 4, 2007)

4.6b
Amendment to the Confirmation regarding issuer warrant transaction, dated January 18, 2007, between National Financial Partners Corp. and Goldman Sachs Financial Markets, L.P. (incorporated by reference to Exhibit 10.2b to NFP’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed on May 4, 2007)

10.1a
Credit Agreement, dated as of August 22, 2006, among National Financial Partners Corp., the financial institutions party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on August 22, 2006)

10.1b
Amendment to Credit Agreement, dated as of January 16, 2007, among National Financial Partners Corp., the financial institutions party thereto and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 10.2 to NFP’s Current Report on Form 8-K filed on January 19, 2007)

10.1c
Second Amendment to Credit Agreement, dated as of December 9, 2008, among National Financial Partners Corp., the financial institutions party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on December 10, 2008)

10.1d
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

10.2c
Restricted Stock Unit Agreement, dated as of February 16, 2005, between National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.3 to NFP’s Current Report on Form 8-K filed on February 18, 2005)

10.3
Letter Agreement, dated August 4, 2008, between National Financial Partners Corp. and Donna J. Blank (incorporated by reference to Exhibit 10.1 to NFP’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 filed on August 7, 2008)

10.4
Lease, dated August 19, 1993, between Prentiss Properties Acquisition Partners, L.P. and NFP Insurance Services, Inc., as amended through January 1, 2002 (incorporated by reference to Exhibit 10.7 to NFP’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

10.5
Amendment and Waiver, dated as of November 16, 2006, by National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on November 20, 2006)

10.5a
Lease, dated as of September 4, 2007, between Broadway 340 Madison Operator LLC and National Financial Partners Corp. (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on September 5, 2007)

10.5b
Sublease, dated August 31, 2007, between National Financial Partners Corp. and Keefe, Bruyette & Woods, Inc. (incorporated by reference to Exhibit 10.2 to NFP’s Current Report on Form 8-K filed on September 5, 2007)

10.5c
First Amendment of Lease, dated as of December 11, 2007, between Broadway 340 Madison Operator LLC and National Financial Partners Corp. (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on December 13, 2007)

10.6
Agreement of Lease, dated as of September 9, 2004, and letter agreement thereto, dated as of September 28, 2004, by and among The Equitable Life Assurance Society of the United States and Elas Securities Acquisition Corp. and National Financial Partners Corp. (incorporated by reference to Exhibit 10.9 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.7
National Financial Partners Corp. Amended and Restated 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.8
National Financial Partners Corp. Amended and Restated 2002 Stock Incentive Plan for Principals and Managers (incorporated by reference to Exhibit 10.6 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.9
National Financial Partners Corp. Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.10
National Financial Partners Corp. Amended and Restated 2000 Stock Incentive Plan for Principals and Managers (incorporated by reference to Exhibit 10.14 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.11
National Financial Partners Corp. Amended and Restated 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.12a
Form of Notice of Grant of Restricted Stock Units under 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.16a to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.12b
Form of Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.16b to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.13	National Financial Partners Corp. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to NFP’s Registration Statement on Form S-8 filed on December 13, 2006)

10.14
Amended and Restated National Financial Partners Corp. Deferred Compensation Plan for Employees of National Financial Partners, NFP Securities, Inc. and NFP Insurance Services, Inc. (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form
8-K filed on  March 27, 2009)

10.15
National Financial Partners Corp. Change In Control Severance Plan (incorporated by reference to Exhibit 10.4 to NFP’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed on May 4, 2007)

10.16
National Financial Partners Corp. Change In Control Severance Plan Participation Schedule of Douglas Hammond, dated May 4, 2007 (incorporated by reference to Exhibit 10.5 to NFP’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed on May 4, 2007)

10.17
National Financial Partners Corp. Change In Control Severance Plan Participation Schedule of Mark Biderman, dated May 4, 2007 (incorporated by reference to Exhibit 10.6 to NFP’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed on May 4, 2007)

Exhibit No.	Description

10.18
National Financial Partners Corp. Change in Control Severance Plan Participation Schedule of Michael Goldman, dated June 26, 2007 (incorporated by reference to Exhibit 10.18 to NFP’s Annual Report on Form 10-K for the period ended December 31, 2008 filed on February 13, 2009)

10.19
National Financial Partners Corp. Change in Control Severance Plan Participation Schedule of James Gelder dated July 1, 2007 (incorporated by reference to Exhibit 10.18 to NFP’s Annual Report on Form 10-K for the period ended December 31, 2008 filed on February 13, 2009)

10.20	National Financial Partners Corp. Severance Policy (incorporated by reference to Exhibit 10.19 to NFP’s Annual Report on Form 10-K for the period ended December 31, 2008 filed on February 13, 2009)

10.21
Employment Inducement Restricted Stock Unit Agreement, dated April 17, 2009, between National Financial Partners Corp. and Donna J. Blank (incorporated by reference to Exhibit 10.1 to NFP’s Quarterly Report on Form 10-K for the period ended March 31, 2009 filed on May 11, 2009)

10.22
Letter Agreement, dated February 13, 2009, between National Financial Partners Corp. and Mark C. Biderman (incorporated by reference to Exhibit 10.2 to NFP’s Quarterly Report on Form 10-K for the period ended March 31, 2009 filed on May 11, 2009)

10.23	National Financial Partners Corp. 2009 Stock Incentive Plan (incorporated by reference to Appendix B to NFP’s Definitive Proxy Statement on Schedule 14A, filed on April 21, 2009)

10.24	National Financial Partners Corp. 2009 Management Incentive Plan (incorporated by reference to Appendix C to NFP’s Proxy Statement on Schedule 14A, filed on April 21, 2009)

10.25*	Form of Notice of Grant of Restricted Stock Units under 2009 Stock Incentive Plan and Additional Terms and Conditions of Restricted Stock Unit Grant for Employees of National Financial Partners Corp.

10.26*	Form of Notice of Grant of Restricted Stock Units under 2009 Stock Incentive Plan and Additional Terms and Conditions of Restricted Stock Unit Grant for Directors of National Financial Partners Corp.

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

21.1	Subsidiaries of NFP (incorporated by reference to Exhibit 21.1 to NFP’s Annual Report on Form 10-K for the period ended December 31, 2008 filed on February 13, 2009)

23.1
Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to NFP’s Annual Report on Form 10-K for the period ended December 31, 2008 filed on February 13, 2009)

23.1a
Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1a to NFP’s Annual Report on Form 10-K for the period ended December 31, 2008 filed on February 13, 2009)

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

National Financial Partners Corp.

Signature	Title	Date

/s/ JESSICA M. BIBLIOWICZ	Chairman, President and Chief Executive Officer	November 4, 2009
Jessica M. Bibliowicz

/s/ DONNA J. BLANK	Executive Vice President and Chief Financial Officer	November 4, 2009
Donna J. Blank

EXHIBIT INDEX

Exhibit No.	Description
3.1
Amended and Restated Certificate of Incorporation of National Financial Partners Corp. (incorporated by reference to Exhibit 3.1 to NFP’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of National Financial Partners Corp. (incorporated by reference to Exhibit 3.2 to NFP’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

3.2a
Certificate of Amendment of Certificate of Incorporation of National Financial Partners Corp. (incorporated by reference to Exhibit 3.2a to NFP’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 filed on August 5, 2009)

3.3*	National Financial Partners Corp. Amended and Restated By-Laws

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 of NFP’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

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

4.4a
Indenture, dated as of January 16, 2007, between National Financial Partners Corp. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to NFP’s Current Report on Form 8-K filed on January 22, 2007)

4.4b
First Supplemental Indenture, dated as of January 22, 2007, between National Financial Partners Corp. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to NFP’s Current Report on Form 8-K filed on January 25, 2007)

4.5
Confirmation regarding convertible bond hedge transaction, dated January 17, 2007, between National Financial Partners Corp. and Goldman Sachs Financial Markets, L.P. (incorporated by reference to Exhibit 10.1 to NFP’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed on May 4, 2007)

4.6a
Confirmation regarding issuer warrant transaction, dated January 17, 2007, between National Financial Partners Corp. and Goldman Sachs Financial Markets, L.P. (incorporated by reference to Exhibit 10.2a to NFP’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed on May 4, 2007)

4.6b
Amendment to the Confirmation regarding issuer warrant transaction, dated January 18, 2007, between National Financial Partners Corp. and Goldman Sachs Financial Markets, L.P. (incorporated by reference to Exhibit 10.2b to NFP’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed on May 4, 2007)

10.1a
Credit Agreement, dated as of August 22, 2006, among National Financial Partners Corp., the financial institutions party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on August 22, 2006)

10.1b
Amendment to Credit Agreement, dated as of January 16, 2007, among National Financial Partners Corp., the financial institutions party thereto and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 10.2 to NFP’s Current Report on Form 8-K filed on January 19, 2007)

10.1c
Second Amendment to Credit Agreement, dated as of December 9, 2008, among National Financial Partners Corp., the financial institutions party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on December 10, 2008)

10.1d
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

10.2c
Restricted Stock Unit Agreement, dated as of February 16, 2005, between National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.3 to NFP’s Current Report on Form 8-K filed on February 18, 2005)

10.3
Letter Agreement, dated August 4, 2008, between National Financial Partners Corp. and Donna J. Blank (incorporated by reference to Exhibit 10.1 to NFP’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 filed on August 7, 2008)

10.4
Lease, dated August 19, 1993, between Prentiss Properties Acquisition Partners, L.P. and NFP Insurance Services, Inc., as amended through January 1, 2002 (incorporated by reference to Exhibit 10.7 to NFP’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

10.5
Amendment and Waiver, dated as of November 16, 2006, by National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on November 20, 2006)

10.5a
Lease, dated as of September 4, 2007, between Broadway 340 Madison Operator LLC and National Financial Partners Corp. (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on September 5, 2007)

10.5b
Sublease, dated August 31, 2007, between National Financial Partners Corp. and Keefe, Bruyette & Woods, Inc. (incorporated by reference to Exhibit 10.2 to NFP’s Current Report on Form 8-K filed on September 5, 2007)

10.5c
First Amendment of Lease, dated as of December 11, 2007, between Broadway 340 Madison Operator LLC and National Financial Partners Corp. (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on December 13, 2007)

10.6
Agreement of Lease, dated as of September 9, 2004, and letter agreement thereto, dated as of September 28, 2004, by and among The Equitable Life Assurance Society of the United States and Elas Securities Acquisition Corp. and National Financial Partners Corp. (incorporated by reference to Exhibit 10.9 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.7
National Financial Partners Corp. Amended and Restated 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.8
National Financial Partners Corp. Amended and Restated 2002 Stock Incentive Plan for Principals and Managers (incorporated by reference to Exhibit 10.6 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.9
National Financial Partners Corp. Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.10
National Financial Partners Corp. Amended and Restated 2000 Stock Incentive Plan for Principals and Managers (incorporated by reference to Exhibit 10.14 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.11
National Financial Partners Corp. Amended and Restated 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.12a
Form of Notice of Grant of Restricted Stock Units under 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.16a to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.12b
Form of Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.16b to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.13	National Financial Partners Corp. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to NFP’s Registration Statement on Form S-8 filed on December 13, 2006)

10.14
Amended and Restated National Financial Partners Corp. Deferred Compensation Plan for Employees of National Financial Partners, NFP Securities, Inc. and NFP Insurance Services, Inc. (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form
8-K filed on  March 27, 2009)

10.15
National Financial Partners Corp. Change In Control Severance Plan (incorporated by reference to Exhibit 10.4 to NFP’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed on May 4, 2007)

10.16
National Financial Partners Corp. Change In Control Severance Plan Participation Schedule of Douglas Hammond, dated May 4, 2007 (incorporated by reference to Exhibit 10.5 to NFP’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed on May 4, 2007)

10.17
National Financial Partners Corp. Change In Control Severance Plan Participation Schedule of Mark Biderman, dated May 4, 2007 (incorporated by reference to Exhibit 10.6 to NFP’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed on May 4, 2007)

Exhibit No.	Description

10.18
National Financial Partners Corp. Change in Control Severance Plan Participation Schedule of Michael Goldman, dated June 26, 2007 (incorporated by reference to Exhibit 10.18 to NFP’s Annual Report on Form 10-K for the period ended December 31, 2008 filed on February 13, 2009)

10.19
National Financial Partners Corp. Change in Control Severance Plan Participation Schedule of James Gelder dated July 1, 2007 (incorporated by reference to Exhibit 10.18 to NFP’s Annual Report on Form 10-K for the period ended December 31, 2008 filed on February 13, 2009)

10.20	National Financial Partners Corp. Severance Policy (incorporated by reference to Exhibit 10.19 to NFP’s Annual Report on Form 10-K for the period ended December 31, 2008 filed on February 13, 2009)

10.21
Employment Inducement Restricted Stock Unit Agreement, dated April 17, 2009, between National Financial Partners Corp. and Donna J. Blank (incorporated by reference to Exhibit 10.1 to NFP’s Quarterly Report on Form 10-K for the period ended March 31, 2009 filed on May 11, 2009)

10.22
Letter Agreement, dated February 13, 2009, between National Financial Partners Corp. and Mark C. Biderman (incorporated by reference to Exhibit 10.2 to NFP’s Quarterly Report on Form 10-K for the period ended March 31, 2009 filed on May 11, 2009)

10.23	National Financial Partners Corp. 2009 Stock Incentive Plan (incorporated by reference to Appendix B to NFP’s Definitive Proxy Statement on Schedule 14A, filed on April 21, 2009)

10.24	National Financial Partners Corp. 2009 Management Incentive Plan (incorporated by reference to Appendix C to NFP’s Proxy Statement on Schedule 14A, filed on April 21, 2009)

10.25*	Form of Notice of Grant of Restricted Stock Units under 2009 Stock Incentive Plan and Additional Terms and Conditions of Restricted Stock Unit Grant for Employees of National Financial Partners Corp.

10.26*	Form of Notice of Grant of Restricted Stock Units under 2009 Stock Incentive Plan and Additional Terms and Conditions of Restricted Stock Unit Grant for Directors of National Financial Partners Corp.

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

21.1	Subsidiaries of NFP (incorporated by reference to Exhibit 21.1 to NFP’s Annual Report on Form 10-K for the period ended December 31, 2008 filed on February 13, 2009)

23.1
Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1 to NFP’s Annual Report on Form 10-K for the period ended December 31, 2008 filed on February 13, 2009)

23.1a
Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm (incorporated by reference to Exhibit 23.1a to NFP’s Annual Report on Form 10-K for the period ended December 31, 2008 filed on February 13, 2009)

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