Form 10-K
period 2009-12-31
NATIONAL FINANCIAL PARTNERS CORP
filed 2010-02-12
CIK 1183186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

Commission File Number: 001-31781

NATIONAL FINANCIAL PARTNERS CORP.

(Exact name of registrant as specified in its charter)

Delaware	13-4029115
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

340 Madison Avenue, New York, New York	10173
(Address of principal executive offices)	(Zip Code)

(212) 301-4000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.10 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a “smaller reporting company.”

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant on June 30, 2009 was $298,203,164.

The number of outstanding shares of the registrant’s Common Stock, $0.10 par value, as of January 31, 2010, was 41,405,435.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2010 Annual Meeting of Stockholders to be held May 26, 2010 are incorporated by reference in this Form 10-K in response to certain items in Part II and Part III.

NATIONAL FINANCIAL PARTNERS CORP.

Form 10-K

For the Year Ended December 31, 2009

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

These forward-looking statements are based on management’s current views with respect to future results. Forward-looking statements are based on beliefs and assumptions made by management using currently-available information, such as market and industry materials, experts’ reports and opinions, and current financial trends. These statements are only predictions and are not guarantees of future performance. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by a forward-looking statement. These risks and uncertainties include, without limitation:

•	NFP’s ability, through its operating structure, to respond quickly to regulatory, operational or financial situations impacting its firms;

•

the ability of the Company’s firms to perform successfully following acquisition, including through cross-selling initiatives, and the Company’s ability to manage its business effectively and profitably through the principals of its firms;

•	any losses that NFP may take with respect to firm dispositions, restructures or otherwise;

•	a recessionary economic environment, resulting in fewer sales of financial products or services;

•

the occurrence of events or circumstances that could be indicators of impairment to goodwill and intangible assets which require the Company to test for impairment, and the impact of any impairments that the Company may take;

•

the impact of the adoption, modification or change in interpretation of certain accounting treatments or policies and changes in underlying assumptions relating to such treatments or policies (including with respect to impairments), which may lead to adverse financial statement results;

•	NFP’s success in acquiring and retaining high-quality independent financial services firms;

•	the financial impact of NFP’s new incentive plans;

•	changes that adversely affect NFP’s ability to manage its indebtedness or capital structure, including changes in interest rates, credit market conditions and general economic factors;

•

securities and capital markets behavior, including fluctuations in the price of NFP’s common stock, recent uncertainty in the U.S. financial markets, or the dilutive impact of any capital-raising efforts to finance operations or business strategy;

•	the continued availability of borrowings and letters of credit under NFP’s credit facility;

•

adverse results, market uncertainty in the financial services industry, or other consequences from litigation, arbitration, regulatory investigations or compliance initiatives, including those related to business practices, compensation agreements with insurance companies, policy rescissions or chargebacks, regulatory investigations or activities within the life settlements industry;

•

adverse developments in the markets in which the Company operates, resulting in fewer sales of financial products and services, including those related to compensation agreements with insurance companies and activities within the life settlements industry;

ii

•

the impact of legislation or regulations in jurisdictions in which NFP’s subsidiaries operate, including the possible adoption of comprehensive and exclusive federal regulation over all interstate insurers and the uncertain impact of proposals for legislation regulating the financial services industry;

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

iii

PART I

Item 1. Business

Overview

National Financial Partners Corp.

The Company is a leading independent financial services distribution company. The Company offers high net worth individuals and companies throughout the United States and in Canada comprehensive solutions across corporate and executive benefits, life insurance and wealth transfer, and investment advisory products and services. Founded in 1998 and incorporated in Delaware, NFP has grown internally and through acquisitions and operates a national distribution network with over 150 owned firms. The Company targets the high net worth and growing entrepreneurial and large corporate markets because of their growth potential and the desire of customers within these markets for more personalized service. NFP defines the high net worth market as households with investable assets of at least $1 million, and the Company seeks to target the segment of that market having net worth, excluding primary residence, of at least $5 million. NFP defines the growing entrepreneurial corporate market as businesses with less than 1,000 employees. The Company also targets the larger corporate market for executive benefits. NFP believes its management approach affords its firms the entrepreneurial freedom to serve their clients most effectively while having access to the resources of a national distribution organization. At the same time, NFP maintains internal controls that allow NFP to oversee its nationwide operations. NFP’s senior management team is composed of experienced financial services leaders who have direct experience building and operating sizeable distribution-related companies.

The Company operates as a bridge between large financial services products manufacturers and its network of independent financial services distributors. The Company believes it enhances the competitive position of independent financial services distributors by offering access to a wide variety of products and a high level of marketing and technical support. NFP also provides financial and intellectual capital to further enhance the business expansion of its firms. For the large financial services products manufacturers, NFP represents an efficient way to access a large number of independent distributors and their customers. The Company believes it is one of the largest distributors within the independent distribution channel for many of the leading financial services products manufacturers serving its target markets. NFP currently has relationships with many industry leading manufacturers, including, but not limited to, AIM, Allianz, Allstate, American Funds, American Skandia, Assurant, AXA Financial, Boston Mutual, Century Healthcare, Chubb Federal Insurance Company, Fidelity Investments, Fireman’s Fund, Genworth Financial, The Hartford, ING, Jackson National Life, John Hancock USA, Lincoln Benefit, Lincoln Financial Group, Lloyds of London, MassMutual, MetLife, Nationwide Financial, Oppenheimer Funds, Pacific Life, Principal Financial, Protective, Prudential, Securian, Standard Insurance Company, Sun Life, Transamerica, Traveler Property and Casualty Insurance Company, United Healthcare, Unum Group, West Coast Life and WM Group of Funds. These relationships provide a higher level of dedicated marketing and underwriting support and other benefits to many of the Company’s firms than is generally available on their own.

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

NFP’s principal and executive offices are located at 340 Madison Avenue, New York, New York, 10173 and the telephone number is (212) 301-4000. On NFP’s Web site, www.nfp.com, NFP posts the following filings as soon as reasonably practicable after they are electronically filed or furnished with the Securities and Exchange Commission, or the SEC: NFP’s annual reports on Form 10-K, NFP’s quarterly reports on Form 10-Q, NFP’s current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All such filings on NFP’s Web site are available free of charge. Information on the Company’s Web site does not constitute part of this report.

Industry Background

The Company believes that it is well positioned to capitalize on a number of trends in the financial services industry, including:

•

Opportunities in the high net worth market. While economic conditions have been volatile and many have experienced a decrease in personal wealth in 2008 and 2009, the Company believes that there are still significant opportunities to service the high net worth market. According to Spectrem Group, a financial services industry research and consulting firm, the number of households with net worth, excluding primary residence, in excess of $5 million (the subcategory of the high net worth market NFP generally targets) grew at an estimated compounded annual rate of 17.6% during the period from 1997 to 2007.

•

Need for asset transfer products. The Company expects the need for wealth transfer products and services to increase in the future due to the demand for the efficient intergenerational transfer of assets among high net worth individuals.

•

Growth of employer-sponsored benefit plans. According to the Employee Benefit Research Institute, total spending on employee benefits, excluding retirement benefits, grew from an estimated $494 billion in 2000 to an estimated $770 billion in 2008, accounting for approximately 10% of employers’ total spending on compensation in 2008. Of the $770 billion, approximately 88% was related to health benefits, with the balance spent on other benefits. To augment employer-sponsored plans, many businesses have started to make available to their employees supplemental benefits products, such as individual life, long-term care and disability insurance. The Company believes that these factors will continue to provide the Company with significant growth opportunities.

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

•

Benefit of open architecture approach. NFP believes that the unbiased, open architecture approach used by the independent distribution channel serves asset managers’ increasing demand for customer choice. This distribution channel is also well suited to the development of personal relationships that facilitate the long-term nature of the sales process to high net worth individuals and companies.

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

•

Foster growth within the Company’s firms. The Company’s firms have achieved an internal revenue growth rate of 22% in 2005, 5% in 2006, and less than 1% in 2007. Internal revenue growth decreased 15.9% and 9% in 2009 and 2008, respectively, due in part to the prolonged economic slowdown. NFP provides support to its firms in this environment by providing budgeting and business planning resources. Additionally, if warranted, the Company may continue to enter into restructures or dispositions of impacted or underperforming firms. NFP has structured its acquisitions to reward the principals whose firms it acquires to continue to grow the businesses and make them increasingly profitable. NFP enhances the core growth potential of the firms by providing them with the benefits of being part of a national organization. These benefits include access to dedicated insurance underwriting and other support services, financial and intellectual capital, technology solutions, cross-selling facilitation, regulatory compliance support, assistance in growing their firms through acquisitions, sub-acquisitions and succession planning.

•

Acquire high-quality independent firms. While acquisitions remain a component of the Company’s business strategy over the long term, NFP suspended acquisition activity (with the exception of certain sub-acquisitions or other limited strategic transactions) in the latter part of 2008 in order to conserve cash. NFP continues to assess the market and economic environment. NFP believes that substantial opportunities remain for further growth through disciplined acquisitions of high quality firms. NFP has demonstrated an ability to identify and acquire leading independent firms. As of December 31, 2009, the Company has completed 266 acquisition transactions since its founding. As a result, NFP has substantial experience in selecting and acquiring high quality firms. The Company believes that the independent distribution channel is under increasing pressure to continue its consolidation trend. Occasionally, NFP examines opportunities to acquire firms that serve its target markets and provide products or services other than those in its three key areas. The Company may acquire one or more of these firms.

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

You can find a description of how the Company earns revenue from these products and services and the Company’s related historical seasonality in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Revenue” found elsewhere in this report.

The Company’s firms serve their client base by providing some or all the products and services summarized below in one or more of the following primary areas:

Corporate and Executive Benefits

Corporate Benefits Products	Corporate Benefits Services

•   Fully insured health plans

•   Self-funded health plans including stop loss coverage

•   Group dental and vision insurance

•   Group life insurance

•   Disability insurance

•   Voluntary employee benefits

•   Long-term care

•   Multi-life individual disability

•   401(k)/403(b) plans

•   Group variable annuity programs

•   Flexible spending accounts (FSAs)

•   Employee assistance programs

•   Fiduciary liability

•   Health savings account (HSAs)

•   Health reimbursement arrangements (HRAs)

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

• Plans include:

• Non-qualified plans for highly-compensated executives

• Qualified and non-qualified stock option programs

• Group term carve-out plans

Life Insurance and Wealth Transfer Services

Products	Services

•    Individual whole, universal and variable life insurance

•    Survivorship whole, universal and variable life insurance

•    Private placement variable life insurance

•    Fixed and variable annuities

•    Term life insurance

•    Estate planning

•    Wealth accumulation

•    Financial planning

•    Closely-held business planning

•    Retirement distribution

•    Life settlements/variable life settlements

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

• Investment consulting

• Traditional broker-dealer services

• Trust and fiduciary services

Acquisitions

While acquisitions remain a component of the Company’s business strategy over the long term, NFP suspended acquisition activity (with the exception of certain sub-acquisitions or other limited strategic transactions) in the latter part of 2008 in order to conserve cash. NFP continues to assess the market and economic environment. Once activity resumes, the Company expects that its acquisition strategy will continue to be based on a number of core principles that NFP believes provide a foundation for continued success. These principles include the following:

•	identifying established, high quality independent distributors who primarily target the high net worth, growing entrepreneurial and large corporate markets;

•

understanding the business opportunities for each identified firm and focusing the Company’s efforts on acquiring those firms that have the strongest businesses with an emphasis on recurring revenue and long-term internal growth opportunities; and

•	conducting rigorous due diligence to determine if the identified firms meet the Company’s acquisition criteria and only acquiring those firms that meet these criteria.

Acquisition Model

The Company typically utilizes a unique acquisition and operational structure which:

•	aligns the interests of the principals of the firms with NFP;

•	rewards future growth of the Company’s firms;

•	provides NFP with an earnings priority and thereby protection against earnings shortfalls at acquired firms and participation in their growth; and

•	makes the Company attractive to other independent distributors that seek an acquisition partner.

Under the Company’s acquisition structure, NFP acquires 100% of the equity of independent financial services products distribution businesses on terms that are relatively standard across acquisitions. To determine the acquisition price, NFP first estimates the annual operating cash flow of the business to be acquired based on current levels of revenue and expense. For this purpose, NFP generally defines operating cash flow as cash revenue of the business less cash and non-cash expenses, other than amortization, depreciation and compensation to the business’s owners or individuals who subsequently become principals. NFP refers to this estimated annual operating cash flow as “target earnings.” Typically, the acquisition price is a multiple (generally in a range of five to six times) of a portion of the target earnings, which NFP refers to as “base earnings.” Under certain circumstances, NFP has paid multiples in excess of six times based on the unique attributes of the transaction that justify the higher value. Base earnings averaged 54% of target earnings for all firms owned at December 31, 2009. In determining base earnings, NFP’s general rule is not to exceed an amount equal to the recurring revenue of the business. Recurring revenue generally includes revenue from sales previously made (such as renewal commissions on insurance products, commissions and administrative fees for ongoing benefit plans and mutual fund trail commissions) and fees for assets under management.

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

The Company maintains key-person life insurance on certain principals of firms in an amount that NFP believes provides an appropriate level of risk management protection.

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

When a firm makes a sub-acquisition, NFP typically contributes a portion of the cost of the sub-acquisition in the same ratio as base earnings is to target earnings. The principals of the firm are responsible for contributing the remaining portion of the cost. In most cases, NFP advances the principal’s contribution which is typically repaid with interest over a term of three to five years. The repayment of these loans has priority over the payment of management fees. In almost all cases, base and target earnings of the firm making the sub-acquisition are adjusted upward for the sub-acquisition. Since the Company’s formation and through December 31, 2009, NFP has completed 46 sub-acquisitions.

Restructures and Disposals

Certain businesses acquired by NFP have been adversely affected by changes in the markets served, necessitating a change in the economic relationship between NFP and the principals. As of December 31, 2009 and since NFP’s inception, NFP has restructured 53 transactions. These restructures generally result in either temporary or permanent reductions in base and target earnings and/or changes in the ratio of base to target earnings and the principals paying cash, surrendering NFP common stock, issuing notes or other concessions by principals. Such restructures are an indicator of a need to assess whether an impairment exists. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Impairment of goodwill and other intangible assets.”

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

Principals generally buy back businesses by surrendering all of their NFP common stock and paying cash or issuing NFP a note. Through December 31, 2009 and since NFP’s inception, NFP has disposed of 47 firms.

Contingent consideration arrangements

In order to better determine the economic value of the businesses NFP acquires, NFP has incorporated contingent consideration, or earnout, provisions into the structure of acquisitions that NFP has made since the beginning of 2001. These arrangements generally result in the payment of additional consideration to the sellers upon the firm’s satisfaction of certain compounded growth rate thresholds over the three-year period generally following the closing of the acquisition. In a small number of cases, contingent consideration may also be payable after shorter periods. As of December 31, 2009, 15 acquisitions are within their initial three-year contingent consideration measurement period. For acquisitions effective prior to January 1, 2009, contingent consideration is considered to be additional purchase consideration and is accounted for as part of the purchase price of the Company’s acquired firms when the outcome of the contingency is determinable beyond a reasonable doubt. On January 1, 2009, the Company adopted new guidance that related to the accounting for business combinations. In accordance with the new guidance, contingent consideration arrangements for firms acquired effective January 1, 2009 and thereafter will be fair valued at the acquisition date and included on that basis in reported purchase price consideration. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—New Accounting Pronouncements” for further detail.

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

Ongoing incentive plan

Effective January 1, 2002, NFP established an ongoing incentive plan for principals who have completed their contingent consideration period. Principals of firms likely to receive an incentive payment under the ongoing incentive plan may have elected to continue to participate in the ongoing incentive plan until the end of their ongoing incentive period. For all other principals, the ongoing incentive plan terminated on September 30, 2009 and was replaced by the PIP. See “—New Incentive Plans” below for more detail. For principals that elected to remain within the ongoing incentive plan the plan pays out an increasing proportion of incremental earnings based on growth in earnings above an incentive target. The plan has a three-year measuring period and rewards growth above the prior period’s average earnings or prior incentive target, whichever is higher. However, once a firm reaches earnings in a three-year period equal to or in excess of the cumulative amount of its original target compounded at 35% over three years, the new incentive target is fixed. If the principal does not receive an option grant, contingent consideration or incentive payment in a prior period, the incentive target remains unchanged. As illustrated by the chart set forth below, the bonus is structured to pay the principal 5% to 40% of NFP’s share of incremental earnings from growth.

Three-year Avg. Growth Rate	% of NFP’s Share of Growth Paid to Principal
Less than 10%	0.0%
10%–14.99%	5.0%
15%–19.99%	20.0%
20%–24.99%	25.0%
25%–29.99%	30.0%
30%–34.99%	35.0%
35% +	40.0%

For firms beginning their incentive period on or after January 1, 2005 (with the exception of Highland Capital Holding Corporation or “Highland” firms, which completed this incentive period in 2008), the principal is required to take a minimum of 30% (maximum of 50%) of the incentive award in NFP stock. The number of shares of NFP stock that a principal will receive is determined by dividing the dollar amount of the incentive to be paid in NFP stock by the average of the closing price of NFP stock on the 20 trading days up to and including the last day of the incentive period. In addition to the incentive award, NFP pays an additional cash incentive equal to 50% of the incentive award elected to be received in NFP stock upon completion of the incentive period. The shares received as an incentive payment under this ongoing plan are restricted from sale or other transfer (other than transfers to certain permitted transferees, which shares are also restricted from sale or other transfer) and the lifting of such restrictions is based on the performance of the firm managed by the principal during the subsequent ongoing incentive period. One-third of the shares will become unrestricted after each of the first three 12-month periods after the incentive period during which the firm achieves target earnings. If the firm does not achieve target earnings during each such 12-month period, but does achieve target earnings on a cumulative basis over the 36-month incentive period, any shares that remain restricted will become unrestricted. If the firm does not achieve cumulative target earnings during the 36-month period, any shares that remain restricted shall continue to be restricted until 60 months following the end of the incentive period. Effective December 31, 2008, NFP has elected to pay all incentive awards under this plan in cash.

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

It is not required that a firm grows 35% evenly throughout a three-year period to achieve the maximum target, but the sum of the earnings in the three-year period must be the equivalent to 35% average annual growth above the original target in any three-year period ($5,632,875 in the calculation above). The maximum incentive target is generally adjusted upward for sub-acquisitions and may be adjusted upward for certain capital expenditures. For the year ended December 31, 2009, executive officers did not participate in the ongoing incentive plan, which was funded with the Company’s cash flow.

2009 Principal Incremental Incentive Plan

For the year beginning January 1, 2009, NFP instituted the 2009 Principal Incremental Incentive Plan (the “Incremental Plan”). The terms of the Incremental Plan provide that if NFP’s organic gross margin increases in 2009 relative to 2008, NFP will fund a new incentive pool (the “Incremental Incentive Pool”) which will be equal to 50% of NFP’s organic gross margin increase. Generally, the 2009 Incentive Pool will be allocated pro rata with each firm’s contribution to organic gross margin growth. For the year ended December 31, 2009, executive officers did not participate in the Incremental Plan. Because organic gross margin in 2009 did not increase relative to 2008, the Company did not fund or accrue any amounts relating to the Incremental Plan. After the year ended December 31, 2009, the Incremental Plan will not be continued for subsequent fiscal years.

New Incentive Plans

In 2009, NFP adopted three new incentive plans that included both a cash and equity component (two annual cash-based plans and one long-term equity-based plan) for principals and key firm employees of its acquired firms.

The Annual Principal Incentive Plan (the “PIP”) is designed to reward annual performance of an NFP firm based on the firm’s earnings growth. Under the PIP, a cash incentive payment will be made to the extent a firm’s earnings exceed its PIP Performance Target (as defined below) for the 12-month performance period ending September 30, 2010. The greater a firm’s earnings growth rate exceeds its PIP Performance Target rate for the 12-month performance period, the higher the percentage of the firm’s earnings growth the Company will pay the principal under the PIP. Principals of firms likely to receive an incentive payment under the current ongoing incentive plan were given the option to continue to participate in the ongoing incentive plan until the end of their current ongoing incentive plan period. For principals that did not so elect and all other principals, the ongoing incentive plan terminated on September 30, 2009. The Company accrued $9.0 million within management fees expense relating to the PIP in the fourth quarter of 2009. For the initial 12-month performance period of the PIP, the incentive target (the “PIP Performance Target”) for each NFP firm participating in the PIP is generally set at the lower of (a) such firm’s earnings for the 12 months ended June 30, 2009 or (b) such firm’s current incentive target under the ongoing incentive plan. NFP’s Executive Management Committee, in its sole discretion, may adjust any PIP Performance Target as necessary to account for extraordinary circumstances, including, without limitation, sub-acquisitions.

The Company calculates and includes a PIP accrual in management fees expense for each quarter on a consolidated basis. Each quarter, the Company calculates the amount of a firm’s PIP accrual in management fees expense based on the firm’s earnings growth rate above its PIP Performance Target rate. The PIP Performance Target is allocated on a straight line basis over the course of the 12-month performance period. The Company calculates the firm’s PIP accrual amount and earnings growth rate on a cumulative basis. For example, for the quarter ended March 31, 2010, the firm’s PIP accrual amount and earnings growth rate will be calculated for the six months from October 1, 2009 (the first day of the 12-month performance period for the PIP) to March 31, 2010; for the quarter ended June 30, 2010, for the nine months from October 1, 2009 to June 30, 2010. The amount of management fees expense or benefit the Company will take in a particular quarter for a firm’s PIP accrual will depend on the difference between the firm’s cumulative PIP accrual for the period ending on the last day of that quarter and the firm’s cumulative PIP accrual for the period ending on the last day of the preceding quarter. The amount of PIP accrual taken as management expense therefore may vary from quarter to quarter and may be positive or negative.

For example, if a firm’s earnings growth rate exceeds its PIP Performance Target at the same level each quarter, the amount of management expense the Company will take for the firm’s PIP accrual will be the same each quarter during the 12-month performance period. In contrast, if a firm has weaker earnings growth for a quarter compared with stronger earnings growth in the previous quarter, the firm will have a lower level of projected payout than it had in the previous quarter, based on the firm’s cumulative performance. Because the PIP is accrued on a cumulative basis, for the weaker quarter, the cumulative accrual will decrease to account for the lower level of projected payout at the end of the 12-month performance period and the Company will report a smaller PIP accrual management fees expense (or in some cases the Company will report a PIP accrual management fees benefit) for the firm.

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

Under the Business Incentive Plan (the “BIP”), NFP anticipates funding certain incentive pools based on the achievement of certain gross margin growth for the 12-month performance period ending December 31, 2010.

The Company has not accrued any expense relating to the BIP as of December 31, 2009. Depending on the Company’s performance, the Company anticipates accruing expense for the BIP in 2010.

Under the Long-Term Equity Incentive Plan (the “EIP”), during the fourth quarter of 2009 NFP issued equity awards to principals and key firm employees generally based on each firm’s performance over the two-year period that ended on June 30, 2009 (the “Initial EIP Performance Period”). The payments made under the EIP for the Initial EIP Performance Period were in the form of Restricted Stock Units (“RSUs”). The RSUs vest 100% on the third anniversary of the grant date. The Company expensed $0.5 million for the EIP in the fourth quarter of 2009 within management fees and less than $0.1 million within operating expenses. The portion expensed within operating expenses related to equity awards granted to certain firm employees at the discretion of the principals.

Operations

The Company believes that preserving the entrepreneurial culture of the firms is important to their continued growth. The Company does not typically integrate the sales, marketing and processing operations of the acquired firms, but allows the principals to continue to operate in the same entrepreneurial environment that made them successful before the acquisition, subject to NFP’s oversight and control. NFP does, however, provide cost efficient services, including common payroll, common general ledger, common e-mail, common healthcare plan and common accounts payable processing, to support back office and administrative functions, which are used by the acquired firms. Additionally, NFP has recently begun exploring regional consolidations of certain of its firms in order to create operating efficiencies, improve services, reduce expenses and facilitate cross-selling. In addition, commencing in the second half of 2008, the Company instituted a comprehensive budgeting initiative designed to improve the operating performance of the Company’s firms. In some cases, this initiative has led to the restructure or disposition of certain of the Company’s firms.

NFP assists these entrepreneurs by providing a broad variety of financial services products and a network that connects each entrepreneurial firm to others. This network serves as a forum for the firms to build relationships, share ideas and provides the opportunity for firms to offer a broader range of financial services products to their customers. NFP also owns three entities, NFP Insurance Services, Inc. (“NFPISI”), NFPSI and NFP Property and Casualty Services, Inc. (formerly known as Preferred Services Group of N.Y., LTD. or “NFP P&C”) that serve as centralized resources for NFP firms. In addition, several of the Company’s firms act as wholesalers of products to the Company’s firms and other financial services distributors. During 2007, the Company formed a joint venture in the life settlements industry. The joint venture will create an end to end platform to institutionalize the life settlements market with respect to policy submission, preparation of bid packages, bidding, closing, subsequent servicing and transfer and privacy protection. The joint venture began activity in 2008. In December 2009, NFP acquired the sole ownership interest in Institutional Life Services, LLC and Institutional Life Administration, LLC, two entities associated with the joint venture through its wholly-owned subsidiary, NFP Life Services, LLC. See “Business—Operations—Life Settlements Joint Venture,” for further detail.

NFPISI

NFPISI is a licensed insurance agency and an insurance marketing organization with 377 member organizations, including 149 owned firms and 228 other firms the Company does not own, as of December 31, 2009. The Company refers to these other firms as members of one of several marketing organizations. NFPISI facilitates interaction among the members of several marketing organizations and provides services to these members. It also holds contracts with selected insurance and benefits manufacturers, which generally offer support for technology investments, co-development of tailored products for use by the Company’s producers, enhanced and dedicated underwriting, customer service and other benefits not generally available without such relationships.

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

Life Settlements Joint Venture

In 2007, NFP entered into a joint venture in the life settlements industry with an affiliate of Goldman Sachs and an affiliate of Genworth Financial, Inc. In furtherance of the joint venture, the following Delaware limited liability companies were formed: Institutional Life Services, LLC (“ILS”), Institutional Life Services (Florida) LLC (“ILSF”) and Institutional Life Administration, LLC, (“ILA”). In December 2009, NFP acquired the sole ownership interest in ILS and ILA. NFP currently has an economic interest of 43% in ILSF, but pending regulatory approval, NFP may acquire sole ownership of ILSF.

ILS is a single destination for high quality end-to-end life settlement services. At its core ILS is among the few nationally licensed life settlement providers that can transact in nearly every state in the United States. ILS was initially created to be a licensed life settlement exchange for institutional investors. ILS has since been repositioned to expand its offering to better serve the broad needs of institutional participants in this specialized asset class.

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

General Ledger System

The Company implemented a comprehensive centralized general ledger system for all of its firms. The general ledger system has been designed to accommodate the varied needs of the individual firms and permits them to select one of two platforms in which to manage their business. The shared-service platform is designed to provide firms with a greater level of support from NFP’s corporate office while continuing to provide firm principals flexibility in the decision-making process. The self-service platform is designed for the Company’s larger firms that have a full accounting staff and require less support from NFP’s corporate office. Approximately 11% of the Company’s firms operate on the self-service platform. The remaining firms operate on the shared-service platform. As firms are acquired, they are generally transitioned to one of the two platforms within one month.

Internal Audit

NFP’s internal audit department reports to the Audit Committee of NFP’s Board of Directors and has the responsibility for planning and performing audits throughout the Company.

Compliance and Ethics

During 2009, NFP continued to build a company-wide Compliance and Ethics Department, which reports to the chief compliance officer and the Compliance and Ethics Committee. The Compliance and Ethics Committee is comprised of members of the executive management team, including the chief compliance officer and general counsel, chief executive officer, chief operating officer, chief financial officer and members of executive management of NFPISI and NFPSI. NFP’s Compliance and Ethics Department and Compliance and Ethics Committee collaborate on compliance and ethics activities and initiatives. The Compliance and Ethics Department establishes and implements controls and procedures designed to ensure that the Company’s subsidiaries abide by Company policies, applicable laws and regulations.

Firm Operating Committee and Executive Management Committee

NFP’s Firm Operating Committee is responsible for monitoring firm performance and allocating resources and capital to the Company’s firms. The Firm Operating Committee also focuses on helping under-performing firms improve and, when warranted, directs restructuring or disposition activities. The Firm Operating Committee is composed of senior employees across NFP’s departments.

NFP’s Executive Management Committee has oversight over the Firm Operating Committee and is responsible for decisions in excess of the authority given to the Firm Operating Committee. The Executive Management Committee is composed of senior executives of NFP.

Capital Expenditures

If a firm desires to make a capital expenditure and the expenditure is approved, NFP contributes a portion of the cost in the same ratio as base earnings is to target earnings. The principals are responsible for the remainder of the cost. In most cases, NFP advances the principals’ contribution which is repaid with interest over a term which is generally five years or less. The repayment of these advances has priority over the payment of management fees. Earnings levels from which a firm’s growth is measured, as well as a firm’s base earnings, may be adjusted upwards for certain capital expenditures.

Corporate Headquarters

NFP’s New York headquarters provide support for the Company’s acquired firms. Corporate activities, including mergers and acquisitions, legal, finance and accounting, operations, human resources and technology are centralized in New York. NFP’s mergers and acquisitions team identifies targets, performs due diligence and negotiates acquisitions. During 2009 and 2008, NFP’s mergers and acquisitions team was utilized in various firm initiatives working to restructure underperforming firms, dispose of non-performing firms and assist firms in cost-cutting initiatives. NFP’s legal team is heavily involved in the acquisition process, in addition to handling NFP’s general corporate, legal and regulatory needs. Finance and accounting is responsible for working with each firm to integrate the firm’s operations and financial practices with the Company, resolve financial issues and ensure timely and accurate reporting. In addition, finance and accounting is responsible for consolidation of the Company’s financial statements at the corporate level. The Company’s operations team works with the firms to identify opportunities for joint-work and cross-selling and to identify and resolve operational issues. NFP’s human resources department is responsible for establishing and maintaining employment practices and benefits policies and procedures at both the corporate and firm level. NFP’s technology team develops and implements technology solutions that support functions at both the corporate and firm level. NFP’s technology model has enabled principals to leverage their existing technology investments and support client reporting capabilities.

NFP and certain of its firms currently lease three floors representing 99,485 square feet of space at 340 Madison Avenue under a lease with a remaining term of approximately 14 years. During November 2009, NFP entered into a sublease with RBC Madison Avenue LLC (“RBC”), pursuant to which RBC will sublease one floor of NFP’s three floors under lease. For a discussion of the financial impact of such sublease, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Year ended December 31, 2009 compared with the year ended December 31, 2008—Corporate and other expenses.”

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

Recent fiscal years have been challenging due to difficult overall economic conditions. The decline in revenue the Company experienced in 2008, concentrated in retail life and life settlements, continued throughout 2009. Though the Company believes that benefits market trends are uncorrelated with the life insurance market, the difficult economic conditions in 2009 contributed to overall declines in insurance, benefits and financial advisory revenue during the year. The Company’s firms experienced a decline in the internal revenue growth rate of 15.9% in 2009, and 9% in 2008, an increase of less than 1% in 2007, 5% in 2006, and 22% in 2005.

Competition

The Company faces substantial competition in all aspects of its business. The Company’s competitors in the insurance and wealth transfer business include individual insurance carrier-sponsored producer groups, captive distribution systems of insurance companies, broker-dealers and banks. In addition, the Company also competes with independent insurance intermediaries, boutique brokerage general agents and distributors including M Financial Group, Ash Brokerage Corporation, ValMark Securities, Inc. and Crump Group, Inc. NFP believes it remains competitive due to several factors, including the independence of producers, the open architecture platform, the overall strength of the business model, the technology-based support services NFP provides and the training resources available to the Company’s firms.

In the corporate and executive benefits business, the Company faces competition which varies based on the products and services provided. In the employee benefits sector, the Company faces competition from both national and regional groups. NFP’s national competitors include Marsh & McLennan Companies, Inc., Aon Corporation, Arthur J. Gallagher & Co., USI Holdings Corporation, Brown & Brown, Inc., Hub International Limited, Lockton Companies, LLC and Willis Group Holdings. The Company’s regional competitors include local brokerage firms and regional banks, consulting firms, third-party administrators, producer groups and insurance companies.

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

NFPSI also competes with numerous other independent broker-dealers, including Raymond James Financial, Inc., LPL Financial Services, FSC Securities Corporation, Cambridge Investment Research, Inc., Commonwealth Financial Network, Financial Network Investment Corporation, and Securities America.

Regulation

The financial services industry is subject to extensive regulation. The Company conducts business in the United States, certain United States territories and Canada and is subject to regulation and supervision both federally and in each applicable local jurisdictions. In general, these regulations are designed to protect clients, policyholders and insureds and to protect the integrity of the financial markets rather than to protect stockholders and creditors. The Company’s ability to conduct business in these jurisdictions depends on the Company’s compliance with the rules and regulations promulgated by federal regulatory bodies and other regulatory authorities. Failure to comply with regulatory requirements, or changes in regulatory requirements or interpretations, could result in actions by regulators, potentially leading to fines and penalties, adverse publicity and damage to the Company’s reputation in the marketplace. The interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact. In extreme cases, revocation of a subsidiary’s authority to do business in one or more jurisdictions could result from failure to comply with regulatory requirements. In addition, NFP could face lawsuits by clients, insureds and other parties for alleged violations of certain of these laws and regulations.

State insurance laws grant regulatory agencies, including state insurance departments, broad administrative authority. State insurance regulators and the National Association of Insurance Commissioners continually review existing laws and regulations, some of which affect the Company. These state agencies regulate many aspects of the insurance business, including, among other things, the licensing of insurance brokers and agents and other insurance intermediaries, the handling of third-party funds held in a fiduciary capacity, and trade practices, such as marketing, advertising and compensation arrangements entered into by insurance brokers and agents. Regulatory review may result in the enactment of new laws and regulations, or the issuance of interpretations of existing laws and regulations, that could adversely affect the Company’s operations or its ability to conduct business profitably.

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

Several of NFP’s subsidiaries, including NFPSI, are registered broker-dealers. The regulation of broker-dealers is performed, to a large extent, by the SEC and self-regulatory organizations, principally the Financial Industry Regulatory Authority, or FINRA, formerly known as NASD. Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales practices, trading practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure, recordkeeping and the conduct of directors, officers and employees. Violations of applicable laws or regulations can result in the imposition of fines or censures, disciplinary actions, including the revocation of licenses or registrations, and reputational damage. Recently, federal and state authorities have focused on, and continue to devote substantial attention to, the annuity and insurance industries, as well as to the sale of products or services to seniors. It is difficult at this time to predict whether changes resulting from new laws and regulations will affect the industry or the Company’s business and, if so, to what degree.

The SEC, FINRA and various other regulatory agencies have stringent laws, regulations and rules with respect to the maintenance of specific levels of net capital by securities brokerage firms. Failure to maintain the required net capital may subject a firm to suspension or revocation of registration by the SEC or FINRA, which ultimately could prevent NFPSI or the Company’s other broker-dealers from performing as a broker-dealer. In addition, a change in the net capital rules, the imposition of new rules or any unusually large charge against net capital could limit the operations of NFPSI or the Company’s other broker-dealers, which could harm NFP’s business.

Providing investment advice to clients is also regulated on both the federal and state level. NFPSI and certain of the Company’s other firms are investment advisers registered with the SEC under the Investment Advisers Act of 1940, as amended, or Investment Advisers Act, and certain of the Company’s firms are regulated by state securities regulators under applicable state securities laws. Each firm that is a federally registered investment adviser is regulated and subject to examination by the SEC. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including disclosure obligations, recordkeeping and reporting requirements, marketing restrictions and general anti-fraud prohibitions. Each firm that is a state-regulated investment adviser is subject to regulation under the laws and regulations of the states in which it provides investment advisory services. Violations of applicable federal or state laws or regulations can result in the imposition of fines or censures, disciplinary actions, including the revocation of licenses or registrations, and reputational damage.

The Company’s revenue and earnings may be more exposed than other financial services firms to the revocation or suspension of the licenses or registrations of the Company’s firm principals, because the revenue and earnings of many of the firms are largely dependent on the individual production of their respective principals for whom designated successors may not be in place.

The insurance industry continues to be subject to a significant level of scrutiny by various regulatory bodies, including state attorneys general and insurance departments, concerning certain practices within the insurance industry. These practices include, without limitation, conducting stranger-owned life insurance sales in which the policy purchaser may not have a sufficient insurable interest as required by some states’ laws or regulations, the receipt of contingent commissions by insurance brokers and agents from insurance companies and the extent to which such compensation has been disclosed, bid rigging and related matters. As discussed under “Legal Proceedings,” several of NFP’s subsidiaries received subpoenas and other information requests with respect to these matters. As a result of these and related matters, including actions taken by the New York Attorney General’s office beginning in April 2004, there have been a number of recent revisions to existing, or proposals to modify or enact new, laws and regulations regarding insurance agents and brokers. These actions have imposed or could impose additional obligations on the Company with respect to the insurance and other financial products the Company markets. In addition, in March 2006, NFP received a subpoena from the New York Attorney General’s Office seeking information regarding life settlement transactions. One of NFP’s subsidiaries received a subpoena seeking the same information. Certain changes if adopted by the federal government or the states where the Company markets insurance or conducts life settlements or other insurance-related business, could adversely affect the Company’s revenue and financial results.

In June 2007, the National Association of Insurance Commissioners, or NAIC, approved amendments to the NAIC Viatical Settlements Model Act, or the NAIC Model Act. The amended NAIC Model Act, among other things, prohibits the sale of a life insurance policy into the secondary market for five years from the date of issuance, subject to limited exceptions. In addition, in November 2007, the National Conference of Insurance Legislators, or NCOIL, adopted an amended Life Settlements Model Act, or the NCOIL Model Act, which while similar to the NAIC Model Act has significant differences, including limiting the prohibition on the sale of a life insurance policy into the secondary market to two years from the date of issuance. The amended models generally are serving as templates for new state proposed legislation relating to life settlement transactions and may have the effect of reducing the number of life settlement transactions generally, which may lead to a decrease in the Company’s revenue. To date, approximately 37 states have enacted legislation based in whole or in part on language contained in the model acts. The Company is unable to predict the effect of this legislation on the life settlement industry, which may have the effect of reducing the number of life settlement transactions, which in turn may lead to a decrease in the Company’s revenue. In 2009, management believes approximately 1% to 5% of the Company’s revenue was derived from fees earned on the settlement of life insurance policies into the secondary market.

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

A healthcare reform bill is currently under review in Congress. The Company cannot predict what healthcare initiatives, if any, will be implemented, or the effect any such legislation will have on the Company, particularly on the Company’s benefits firms. Such reforms could increase competition, reduce the need for health insurance brokerage services or reduce the demand for health insurance administration, any of which could harm the Company’s business, operating results and financial condition. Consequently, the impact of healthcare reform on the Company is uncertain, and will likely remain uncertain even after a final healthcare reform bill has been passed.

Employees

As of December 31, 2009, the Company had approximately 2,804 employees. NFP believes that its relations with the Company’s employees are satisfactory. None of the Company’s employees is represented by a union.

Item 1A. Risk Factors

The Company’s operating strategy and structure may make it difficult to respond quickly to regulatory, operational or financial problems and to grow its business, which could negatively affect the Company’s financial results.

The Company operates through firms that report their results to NFP’s corporate headquarters on a monthly basis. The Company has implemented a consolidated general ledger, cash management and management information systems that allow NFP to monitor the overall performance of its firms. However, if the Company’s firms delay reporting results, correcting inaccurate results, or informing corporate headquarters of negative business developments, such as the possible loss of an important client or relationship, a threatened professional liability or other claim, or a regulatory inquiry, NFP may not be able to take action to remedy the situation on a timely basis. This in turn could have a negative effect on the Company’s financial results.

In addition, due in part to its management approach, NFP may have difficulty helping its firms grow their business. NFP’s failure to facilitate internal growth, cross-selling and other growth initiatives among its firms may negatively impact the Company’s earnings or revenue growth.

Acquired firms may not perform as expected. The Company’s dependence on the principals of its firms may limit its ability to manage its business effectively and profitably.

While the Company intends that acquisitions will improve profitability, past or future acquisitions may not be accretive to earnings or otherwise meet operational or strategic expectations. The failure of firms to perform as expected at the time of acquisition may have an adverse effect on the Company’s internal earnings and revenue growth rates, and may result in impairment charges and/or generate losses or charges to its earnings if the firms are disposed. Through December 31, 2009, NFP has completed a total of 266 acquisition transactions, including 46 sub-acquisitions. NFP has also disposed of 47 firms and internally consolidated 19 firms. Through December 31, 2009, NFP has restructured 53 transactions. Recent economic conditions, a firm’s poor operating-performance, the cultural incompatibility of a firm’s management team with the Company, change of business interests of a principal, other issues personal to a principal, or other circumstances may lead to restructures or increased dispositions, which may lead to losses incurred by the Company.

Most of the Company’s acquisitions result in the acquired business becoming its wholly-owned subsidiary. The principals enter into management agreements pursuant to which they continue to manage the acquired business. The principals retain responsibility for operations of the acquired business for an initial five-year term, renewable annually thereafter by the principals and/or certain entities they own, subject to termination for cause and supervisory oversight as required by applicable securities and insurance laws and regulations and the terms of the Company’s management agreements. The principals are responsible for ordinary course operational decisions, including personnel, culture and office location, subject to the oversight of the board of directors of the acquired business. Non-ordinary course transactions require the consent of NFP or the unanimous consent of the board of directors of the acquired business, which includes a representative of NFP’s management. The principals also maintain the primary relationship with clients and, in some cases, vendors. Although the Company maintains internal controls that allow it to oversee its operations, this operating structure exposes the Company to the risk of losses resulting from day-to-day decisions of the principals. Unsatisfactory performance by these principals could hinder the Company’s ability to grow and could have a material adverse effect on its business and the value of NFP’s common stock.

The recessionary environment and its impact on consumer confidence could negatively affect the Company.

Recent disruption in the financial markets has generally created increasingly difficult conditions for companies in the financial services industry. Consumer confidence and consumer spending have deteriorated significantly, and could remain depressed for an extended period. Consumer purchases of the products the

Company distributes may decline during periods where disposable income is adversely affected or there is economic uncertainty. The tightening of credit in financial markets also adversely affects the ability of customers to obtain financing for the products and services the Company distributes.

Adverse general economic conditions may cause potential customers to defer or forgo the purchase of products that the Company’s firms sell. Additionally, the Company’s firms earn recurring commission revenue on certain products over a period after the initial sale, provided the customer retains the product. Customers may surrender or terminate these products, ending this recurring revenue. Moreover, insolvencies associated with an economic downturn could adversely affect the Company’s business through the loss of carriers, clients or by hampering the Company’s ability to place business. Further, reduced levels of staffing due to widespread layoffs could also impact the Company’s group benefits sales.

General economic and market factors may also slow the rate of growth, or lead to a decrease in the size, of the high net worth market and the number of small and medium-size corporations. Finally, if the Company’s earnings deteriorate, it is possible that NFP would fail to comply with the terms of its credit facility, which could have a significant impact on the Company.

If the Company is required to write down goodwill and other intangible assets, the Company’s financial condition and results would be negatively affected.

When NFP acquires a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. The amount of the purchase price which is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. As of December 31, 2009, goodwill of $63.9 million, net of accumulated amortization of $12.1 million, represented 18.8% of the Company’s total stockholders’ equity. As of December 31, 2009, other intangible assets, including book of business, management contracts, institutional customer relationships and trade name, of $379.5 million, net of accumulated amortization of $180.3 million, represented 112.1% of NFP’s total stockholders’ equity.

The Company has adopted accounting guidance relating to the financial accounting and reporting standards for the acquisition of intangible assets outside of a business combination and for goodwill and other intangible assets subsequent to their acquisition. In accordance with U.S. generally accepted accounting principles (“GAAP”), NFP recognized an impairment loss on goodwill and identifiable intangible assets not subject to amortization of $591.5 million, $35.0 million, $5.5 million, $5.2 million and $3.1 million for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, respectively.

The Company has also adopted accounting guidance relating to the accounting for the impairment or disposal of long-lived assets. NFP recognized an impairment loss on identifiable intangible assets subject to amortization of $27.0 million, $6.3 million, $2.4 million, $5.6 million and $5.0 million for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, respectively.

Under current accounting standards, if NFP determines goodwill or intangible assets are impaired, NFP will be required to write down these assets. Any write-down would have a negative effect on the consolidated financial statements. NFP’s impairment analysis for the year ended December 31, 2009 led to the impairment charge taken for the year ended December 31, 2009. In accordance with the provisions of GAAP, long-lived assets held and used were written down to their fair value, resulting in an impairment charge of $27.0 for amortizing intangibles, which were included in earnings for the year ended December 31, 2009. Of this $27.0 million, an impairment charge of $18.9 million was recognized for the three months ended March 31, 2009. In accordance with the provisions of GAAP, goodwill and trade name was written down to its implied fair value, resulting in an impairment charge of $591.5 million which was included in earnings for the year ended December 31, 2009. Of this $591.5 million, an impairment charge of $588.4 million was recognized for the three months ended March 31, 2009. See also “Management’s Discussion and Analysis of Financial Condition and

Results of Operations—Critical Accounting Policies—Impairment of goodwill and other intangible assets” found elsewhere in this report. Additionally, significant impairment charges may impact compliance with the financial covenants of NFP’s credit facility.

Changes in the Company’s accounting estimates and assumptions could negatively affect its financial position and operating results.

NFP prepares its financial statements in accordance with GAAP. GAAP requires NFP to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the Company’s financial statements. NFP is also required to make certain judgments that affect the reported amounts of revenue and expenses during each reporting period. NFP periodically evaluates its estimates and assumptions, including those relating to the valuation of intangible assets, investments, income taxes, stock-based compensation, claims handling obligations, retirement plans, reserves, litigation and contingencies. NFP bases its estimates on historical experience and various assumptions that NFP believes to be reasonable based on specific circumstances. Actual results could differ materially from estimated results. Additionally, changes in accounting standards, assumptions or estimates may have an adverse impact on NFP’s financial position, results of operations and cash flows.

The Company may not resume acquisitions or may be unsuccessful in acquiring suitable acquisition candidates, which could adversely affect the Company’s growth.

In the latter part of 2008, NFP suspended acquisition activity (with the exception of certain sub-acquisitions or other limited strategic transactions) in order to conserve cash. NFP’s resumption of acquisition activity may be inhibited in light of current conditions in the economy and financial markets, as well as certain restrictions under its credit facility, and there can be no assurance that the Company’s level of acquisition activity and growth from acquisitions will be consistent with past levels. If the Company does not resume acquisitions, its business, earnings, revenue and strategy may be adversely affected.

In the event the Company resumes acquisitions, the Company competes with numerous integrated financial services organizations, insurance brokers, insurance companies, banks and other entities to acquire high quality independent financial services distribution firms. Many of the Company’s competitors have substantially greater financial resources and may be able to outbid NFP for these acquisition targets. If NFP does identify suitable candidates, NFP may not be able to complete any such acquisition on terms that are commercially acceptable to the Company. If NFP is unable to complete acquisitions, it may have an adverse effect on the Company’s earnings or revenue growth and negatively impact the Company’s strategic plan.

Recent initiatives to restructure principal incentive plans may not have their intended effect.

In 2009, NFP instituted new principal incentive plans with cash and equity components. The financial impact of these principal incentive plans on the Company is uncertain and in some cases could lead to a decline in gross margin. Further, these principal incentive plans may not be accurately calibrated to promote growth. In particular scenarios, NFP’s portion of the earnings generated by a particular firm or firms could be higher without the implementation of the new principal incentive plans.

These principal incentive plans may not be effective in motivating principals. If NFP does not succeed in motivating the Company’s principals, the Company may be unable to generate positive financial results. Any volatility in the market price of NFP’s common stock could negatively impact the effectiveness of the equity component of these principal incentive plans.

The Company’s inability to access the capital markets on favorable terms may adversely affect the Company’s future operations. The Company’s business could also be adversely affected by its inability to repay or refinance existing debt.

On May 6, 2009, NFP entered into the Third Amendment (the “Third Amendment”) to its credit agreement, dated as of August 22, 2006 (as amended, the “Credit Agreement”). Under the terms of the Third Amendment, the definition of EBITDA was amended to expressly provide that the non-cash impairment of goodwill and intangible assets associated with the Company’s evaluation of intangible assets for the first quarter of 2009 in accordance with GAAP was disregarded in the calculation of EBITDA.

As of December 31, 2009, NFP was in compliance with all of its debt covenants. However, NFP may be unable to satisfy financial covenants in the future, which could materially and adversely affect NFP’s ability to finance future operations, such as acquisitions or capital needs. If the Company’s earnings deteriorate, it is possible that NFP would fail to comply with the terms of its credit facility, such as the consolidated leverage ratio requirement, and therefore be in default under the credit facility. Default under NFP’s credit facility would trigger a default under each of NFP’s convertible note hedge and warrant transactions, in which case the counterparty could designate early termination under either, or both, of these instruments. Default under NFP’s credit facility resulting in its acceleration would, subject to a 30-day grace period, trigger a default under the supplemental indenture governing NFP’s 0.75% convertible senior notes due February 1, 2012. In that case, the trustee under the notes or the holders of not less than 25% in principal amount of the notes could accelerate their payment.

NFP’s access to capital may not be available on acceptable terms, and this may result in the Company’s inability to achieve present objectives for strategic acquisitions and internal growth. To provide financial flexibility, NFP may seek to further amend the financial covenants of its Credit Agreement; however, there can be no assurance that NFP will be able to secure such amendments or that such amendments will be on acceptable terms. Even if NFP were able to secure such amendments, NFP could experience an increase in borrowing costs. NFP’s 0.75% convertible senior notes mature on February 1, 2012. If NFP is unable to repay in full or refinance the convertible notes on commercially reasonable terms, if at all, NFP could face substantial liquidity problems and might be required to sell material assets or operations in an attempt to meet its debt obligations.

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

In addition, the U.S. securities markets have experienced significant price and volume fluctuations in the last few years. Broad market and industry factors may negatively affect the price of NFP’s common stock, regardless of NFP’s operating performance.

The Company’s revenue and earnings may be affected by fluctuations in interest rates and stock prices.

Interest rates can have a significant effect on both the sale of employee benefit programs, whether they are financed by life insurance or other financial instruments, and the sale of financed life insurance products. If interest rates increase, competing products offering higher returns could become more attractive to potential purchasers than the programs and policies the Company distributes. Additionally, if interest rates increase, the availability or attractiveness financed life insurance products may decrease, which may reduce the Company’s new sales of life insurance products.

A decrease in stock prices can have a significant effect on the sale of financial services products that are linked to the stock market, such as variable life insurance, variable annuities, mutual funds and managed accounts. Additionally, a portion of the Company’s earnings is derived from the Company’s firms offering financial advisory services, which are typically based on a percentage of assets under management. A decrease in the value of assets under management could lead to a corresponding decrease in the Company’s earnings derived from these firms

A portion of the Company’s earnings is derived from commissions and other payments from manufacturers of financial services products that are based on the volume, persistency and profitability of business generated by the Company. If clients were to seek alternatives to the Company’s firms’ financial planning advice and services or to the Company’s firms’ insurance products and services, it could have a negative effect on the Company’s revenue.

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

The credit facility contains financial covenants requiring the Company to maintain certain ratios, including a consolidated leverage ratio. Additionally, a restrictive covenant limits the total balance of notes outstanding to firm principals that are entered into in connection with the over-advancement of management fees. To the extent NFP exceeds its covenant limit on the total balance of such notes outstanding, such advances in excess of the limit could impact NFP’s financial results.

The Company’s business is subject to risks related to litigation and regulatory actions.

From time to time, the Company is subject to lawsuits and other claims arising out of its business operations, including actions relating to the suitability of insurance and financial services products and other actions related to the purchase or sale of insurance and investment products and services. In addition, actions and claims against insurance and other financial services companies may result in such companies rescinding the sales of insurance policies or other financial products and seeking to recoup commissions paid to the Company. The outcome of these actions cannot be predicted, and no assurance can be given that such litigation or actions would not have a material adverse effect on the Company’s results of operations and financial condition.

From time to time, the Company is also subject to new laws and regulations and regulatory actions, including investigations. The insurance industry has been subject to a significant level of scrutiny by various regulatory bodies, including state attorneys general and insurance departments, concerning certain practices within the insurance industry. These practices include, without limitation, conducting stranger-owned life insurance sales in which the policy purchaser may not have a sufficient insurable interest as required by some states’ laws or regulations, the receipt of contingent commissions by insurance brokers and agents from insurance companies and the extent to which such compensation has been disclosed, bid rigging and related matters. As a result of these and related matters, including actions taken by the New York Attorney General’s office beginning in April 2004, there have been a number of revisions to existing, or proposals to modify or enact new, laws and regulations regarding insurance agents and brokers. These actions have imposed or could impose additional obligations on the Company with respect to the insurance and other financial products the Company markets. In addition, some insurance companies have agreed with regulatory authorities to end the payment of contingent commissions on insurance products. A portion of the Company’s earnings is derived from commissions and other payments from manufacturers of financial services products that are based on the volume, persistency and profitability of business generated by the Company. If the Company were required to or chose to end these arrangements, or if these arrangements were no longer available to it, the Company’s revenue and results of operations could be adversely affected.

During 2004, several of NFP’s subsidiaries received subpoenas and other informational requests from governmental authorities, including the New York Attorney General’s Office, seeking information regarding compensation arrangements, any evidence of bid rigging and related matters. The Company cooperated and will continue to cooperate fully with all governmental agencies.

In March 2006, the Company received a subpoena from the New York Attorney General’s Office seeking information regarding life settlement transactions. One of the Company’s subsidiaries received a subpoena seeking the same information. The investigation is ongoing and the Company is unable to predict the investigation’s ultimate outcome. Certain changes, if adopted by the Company, the federal government or the states where the Company markets insurance or conducts life settlements or other insurance-related business, could adversely affect the Company’s revenue and financial results.

The influence of model acts may also have an impact on the Company. The NAIC Model Act and the NCOIL Model Act are serving as templates for new state proposed legislation relating to life settlement transactions and may have the effect of reducing the number of life settlement transactions generally, which may lead to a decrease in the Company’s revenue. The Company is unable to predict the effect of this legislation on the life settlement industry, which may have the effect of reducing the number of life settlement transactions, which in turn may lead to a decrease in the Company’s revenue. See also “Business—Regulation.”

From time to time, regulators raise issues during examinations or audits that could, if determined adversely, have a material impact on the Company. The interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact, particularly in areas such as accounting or statutory reserve requirements.

Legislative, legal, and regulatory developments concerning financial services products the Company provides may negatively affect the Company’s business and financial results. For example, changes to the tax treatment of insurance or changes to Rule 12b-1 under the Investment Company Act of 1940 governing the payment of mutual fund marketing and distribution fees may adversely affect the Company’s financial performance.

NFP cannot predict the impact that any new laws, rules or regulations may have on the Company’s business and financial results. Given the current regulatory environment and the number of NFP’s subsidiaries operating in local markets throughout the country, it is possible that the Company will become subject to further governmental inquiries and subpoenas and have lawsuits filed against it. Further, if NFP were to be the object of litigation as a result of volatility in NFP’s common stock price or for other reasons, it could result in substantial costs and diversion of management’s attention and resources, which could negatively affect the Company’s financial results. The Company’s involvement in any investigations and lawsuits would cause the Company to incur additional legal and other costs and, if the Company were found to have violated any laws, it could be required to pay fines, damages and other costs, perhaps in material amounts. The Company could also be materially adversely affected by the negative publicity related to these proceedings, and by any new industry-wide regulations or practices that may result from these proceedings.

The failure of insurance carriers may impact the Company. In addition, NFP may need to expend resources to address questions regarding its relationship with financial institutions.

Any potential defaults by, or even rumors about the stability of, financial institutions such as insurers could result in losses by these institutions. Questions about an insurance carrier’s perceived stability and financial strength ratings may contribute to such insurers’ strategic decisions to focus on certain lines of insurance to the detriment of others. Consequently, the potential for a significant insurer to cease writing certain insurance the Company offers its customers could negatively impact overall capacity in the industry, which in turn could have the effect of reduced placement of certain lines and types of insurance and reduced revenue and profitability for the Company. Further, to the extent that questions about an insurance carrier’s viability contribute to such insurers’ failure in the market, the Company could be exposed to losses resulting from such insurers’ inability to pay commissions or fees owed.

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

The Company’s competitors in the insurance, wealth transfer and estate planning business include individual insurance carrier-sponsored producer groups, captive distribution systems of insurance companies, broker-dealers and banks. In addition, the Company also competes with independent insurance intermediaries, boutique brokerage general agents and local distributors, including M Financial Group and Crump Group, Inc. In the employee benefits sector, the Company faces competition from both national and regional groups. The Company’s national competitors include Marsh & McLennan Companies, Inc., Aon Corporation, Arthur J. Gallagher & Co., USI Holdings Corporation, Brown & Brown, Inc. and Willis Group Holdings Limited. The Company’s regional competitors include local brokerage firms and regional banks, consulting firms, third-party administrators, producer groups and insurance companies. In the financial planning and investment advisory business, the Company competes with a large number of investment management and investment advisory firms. The Company’s competitors include global and domestic investment management companies, commercial banks, brokerage firms, insurance companies, independent financial planners and other financial institutions. There can be no assurance that the Company will compete successfully against its competitors.

NFPSI also competes with numerous other independent broker-dealers, including Raymond James Financial, Inc., LPL Financial Services, FSC Securities Corporation, Cambridge Investment Research, Inc., Commonwealth Financial Network, Financial Network Investment Corporation and Securities America. There can be of no assurance that NFPSI will compete successfully against its competitors.

Changes in the structure of U.S. health insurance may have a material adverse effect on the Company.

Significant reforms to the manner in which health insurance is distributed in the United States have recently been proposed at the federal and state level. Such reforms could increase competition, reduce the need for health insurance brokerage services or reduce the demand for health insurance administration, any of which could harm the Company’s business, operating results and financial condition. The adoption of state or federal laws that promote a government-sponsored component could reduce or eliminate the number of businesses seeking to provide health insurance, which could reduce the demand for the Company’s services. Additionally, health insurance reform initiatives could decrease the amount of commissions the Company’s benefits firms can earn or eliminate or materially change the products and services offered by them. The Company cannot predict what healthcare initiatives, if any, will be finally implemented, or the effect any such legislation will have on the Company.

Changes in laws and regulations may adversely affect the Company’s business. Elimination or modification of the federal estate tax could adversely affect revenue from the Company’s life insurance, wealth transfer and estate planning businesses.

In light of recent conditions in the U.S. financial markets and economy, regulators have increased their focus on the regulation of the financial services industry. The Company is unable to predict whether any of these proposals will be implemented or in what form, or whether any additional or similar changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect the Company in substantial and unpredictable ways and could have an adverse effect on the Company’s business, financial condition and results of operations.

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

The Company believes that changes in the reinsurance market have made it more difficult for insurance carriers to obtain reinsurance coverage for life insurance, including certain types of financed life insurance transactions. This has caused some insurance carriers to become more conservative in their underwriting and to change the design and pricing of universal life insurance policies, which may reduce their attractiveness to customers. Revisions in mortality tables by life expectancy underwriters could have an additional negative impact on the Company.

Further, regulatory developments also could affect product design and the attractiveness of certain products. The Office of the General Counsel of the New York Insurance Department has previously issued an opinion on certain financed life insurance transactions that led to changes in the design and demand for financed life insurance products generally. Any developments that reduce the attractiveness of products and services could result in fewer sales of those products and services and adversely affect the Company’s revenue.

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

NFP cannot predict the timing or extent of future changes in commission rates, premiums or life settlement and investment advisory fees. Any changes may result in revenue decreases for the Company, which may adversely affect results of operations for the periods in which they occur.

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

Failure to comply with, or changes in, state and federal laws and regulations applicable to the Company could restrict the Company’s ability to conduct its business.

The financial services industry is subject to extensive regulation. The Company conducts business in the United States, certain United States territories and Canada and is subject to regulation and supervision both federally and in each applicable local jurisdiction. In general, these regulations are designed to protect clients, policyholders and insureds and to protect the integrity of the financial markets rather than to protect stockholders and creditors. The Company’s ability to conduct business in these jurisdictions depends on the Company’s compliance with the rules and regulations promulgated by federal regulatory bodies and other regulatory authorities. Failure to comply with regulatory requirements, or changes in regulatory requirements or interpretations, could result in actions by regulators, potentially leading to fines and penalties, adverse publicity and damage to the Company’s reputation in the marketplace. In extreme cases, revocation of a subsidiary’s authority to do business in one or more jurisdictions could result from failure to comply with regulatory requirements. Changes in federal or state law or changes in their interpretation and application could adversely impact the Company. Further, there can be no assurance that the Company will be able to adapt effectively to any changes in law. In addition, NFP could face lawsuits by clients, insureds and other parties for alleged violations of certain of these laws and regulations.

State insurance laws grant supervisory agencies, including state insurance departments, broad administrative authority. State insurance regulators and the NAIC continually review existing laws and regulations, some of which affect the Company. These supervisory agencies regulate many aspects of the insurance business, including, among other things, the licensing of insurance brokers and agents and other insurance intermediaries, the handling of third-party funds held in a fiduciary capacity, and trade practices, such as marketing, advertising and compensation arrangements entered into by insurance brokers and agents. Regulatory review may result in the enactment of new laws and regulations, or the issuance of interpretations of existing laws and regulations, that could adversely affect the Company’s operations or its ability to conduct business profitably. The Company is unable to predict whether any such laws or regulations will be enacted and to what extent such laws and regulations would affect its business.

Although the federal government generally does not directly regulate the insurance business, federal initiatives often and increasingly have an impact on the Company’s business in a variety of ways. From time to time, federal measures are proposed which may significantly affect the insurance business, including limitations on antitrust immunity, tax incentives for lifetime annuity payouts and simplification bills affecting tax-advantaged or tax-exempt savings and retirement vehicles. In addition, various forms of direct federal regulation of insurance have been proposed from time to time. NFP cannot predict whether proposals will be adopted, or what impact, if any, such proposals may have on the Company’s business, financial condition or results of operation.

Several of NFP’s subsidiaries, including NFPSI, are registered broker-dealers. The regulation of broker-dealers is performed, to a large extent, by the SEC and self-regulatory organizations, principally FINRA. Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales practices, trading practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure, recordkeeping and the conduct of directors, officers and employees. Violations of applicable laws or regulations can result in the imposition of fines or censures, disciplinary actions, including the revocation of licenses or registrations, and reputational damage. Recently, federal, state and other regulatory authorities have focused on, and continue to devote substantial attention to the annuity and insurance industries as well as to the sale of products or services to seniors. It is difficult at this time to predict whether changes resulting from new laws and regulations will affect the industry or the Company’s business and, if so, to what degree.

Providing investment advice to clients is also regulated on both the federal and state level. NFPSI and certain of the Company’s other firms are investment advisers registered with the SEC under the Investment Advisers Act, and certain of the Company’s firms are regulated by state securities regulators under applicable state securities laws. Each firm that is a federally registered investment adviser is regulated and subject to examination by the SEC. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including disclosure obligations, recordkeeping and reporting requirements, marketing restrictions and general anti-fraud prohibitions. Each firm that is a state-regulated investment adviser is subject to regulation under the laws and regulation of the states in which it provides investment advisory services. Violations of applicable federal or state laws or regulations can result in the imposition of fines or censures, disciplinary actions, including the revocation of licenses or registrations, and reputational damage.

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

The securities brokerage and advisory business is subject to numerous and substantial risks, particularly in volatile or illiquid markets, or in markets influenced by sustained periods of low or negative economic growth. Risks associated with the operation of a broker-dealer include counterparty failure to meet commitments, fraudulent behavior, including unauthorized transactions by registered representatives or fraud perpetrated by clients, failures in connection with the processing of securities transactions and litigation. The Company cannot be certain that its risk management procedures and internal controls will prevent losses from occurring. A substantial portion of the Company’s revenue is generated by NFPSI, and any losses at NFPSI could have a significant effect on the Company’s revenue and earnings.

Failure to comply with net capital requirements could subject the Company’s wholly-owned broker-dealers to suspension or revocation of their licenses by the SEC or expulsion from FINRA.

The SEC, FINRA and various other regulatory agencies have stringent laws, regulations and rules with respect to the maintenance of specific levels of net capital by securities brokerage firms. Failure to maintain the required net capital may subject a firm to suspension or revocation of registration by the SEC or FINRA, which ultimately could prevent NFPSI or the Company’s other broker-dealers from performing as a broker-dealer. Although the Company’s broker-dealers have compliance procedures in place to ensure that the required levels of net capital are maintained, there can be no assurance that the Company’s broker-dealers will remain in compliance with the net capital requirements. In addition, a change in the net capital rules, the imposition of new rules or any unusually large charge against net capital could limit the operations of NFPSI or the Company’s other broker-dealers, which could harm the Company’s business.

The geographic concentration of the Company’s firms could leave the Company vulnerable to economic downturns, regulatory changes, or severe climate conditions in those areas, resulting in a decrease in the Company’s revenue.

The Company’s firms located in New York produced approximately 12.1%, 10.8%, 9.8%, 10.1% and 9.2% of the Company’s revenue for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, respectively. The Company’s firms located in Florida produced approximately 4.4%, 7.8%, 10.8%, 14.2% and 19.2% of the Company’s revenue for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, respectively. The Company’s firms located in California produced approximately 6.6%, 8.2%, 9.7%, 11.3% and 9.6% of the Company’s revenue for the years ended December 31, 2009, 2008, 2007, 2006 and 2005, respectively.

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

Firms in California and Florida may be particularly susceptible to natural disasters, such as earthquakes or hurricanes. To the extent broad environmental factors, triggered by climate change or otherwise, lead to disruptions in business or unexpected relocation costs, the performance of firms in these regions could be adversely impacted.

The loss of key personnel could negatively affect the Company’s financial results and impair the Company’s ability to implement its business strategy.

NFP’s success substantially depends on its ability to attract and retain key members of NFP’s senior management team and the principals of the Company’s firms. If the Company were to lose one or more of these key employees or principals, its ability to successfully implement its business plan and the value of NFP’s common stock could be materially adversely affected. Jessica M. Bibliowicz, the chairman of NFP’s board of directors, president and chief executive officer, is particularly important to the Company. Although she has an employment agreement, there can be no assurance that she will serve the term of her employment agreement or renew her employment agreement upon expiration. Other than with respect to Ms. Bibliowicz and certain of the principals of the Company’s firms, the Company does not maintain key person life insurance policies.

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

The Company has errors and omissions insurance coverage to protect against the risk of liability resulting from alleged and actual errors and omissions by the Company and its firms. Prices for this insurance and the scope and limits of the coverage terms available are dependent on market conditions that are outside of the control of the Company. While the Company endeavors to purchase coverage that is appropriate to its assessment of the Company’s risk, NFP is unable to predict with certainty the frequency, nature or magnitude of claims for direct or consequential damages. Although management does not believe that claims against the Company’s firms, either individually or in the aggregate, will materially affect its business, financial condition or results of operations, there can be no assurance that the Company will successfully dispose of or settle these claims or that insurance coverage will be available or adequate to pay the amounts of any award or settlement.

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

The Company’s business is dependent upon information processing systems. Security or data breaches may hurt the Company’s business.

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

In the course of providing financial services, certain of the Company’s firms electronically store personally identifiable information, such as social security numbers, of clients or employees of clients. Breaches in data security or infiltration by unauthorized persons of the Company’s network security could cause interruptions in operations and damage to the Company’s reputation. While the Company maintains policies, procedures and technological safeguards designed to protect the security and privacy of this information, the Company cannot entirely eliminate the risk of improper access to or disclosure of personally identifiable information. Further, despite security measures taken, systems may be vulnerable to physical break-ins, viruses or other disruptive problems. If the Company’s systems or facilities were infiltrated or damaged, the Company’s clients could experience data loss, financial loss and significant business interruption leading to a material adverse effect on the Company’s business, financial condition and results of operations.

NFP may overestimate management fees advanced to principals and/or certain entities they own, which may negatively affect its financial condition and results.

NFP typically advances management fees monthly to principals and/or certain entities they own. NFP sets each principal’s and/or such entity’s management fee amount after estimating how much operating cash flow the firm that the principal and/or such entity manages will produce. If the firm produces less operating cash flow than what NFP estimated, an overadvance may occur, which may negatively affect the Company’s financial condition and results. Further, since contractually NFP is unable to unilaterally adjust payments to the principals and/or certain entities they own until after a three, six or nine-month calculation period depending on the firms, NFP may not be able to promptly take corrective measures, such as adjusting the monthly management fee lower or requiring the principal and/or such entity to repay the overadvance within a limited time period. Additionally, a restrictive covenant under NFP’s credit facility limits the total balance of notes outstanding to firm principals that are entered into in connection with the over-advancement of management fees. To the extent NFP exceeds its covenant limit on the total balance of such notes outstanding, such advances in excess of the limit could impact NFP’s financial results. In addition, if a principal and/or certain entities they own fail to repay an overadvance in a timely manner and any security NFP receives from the principal and/or such entities for the overadvance is insufficient, the Company’s financial condition and results may be negatively affected, which could negatively affect the Company’s results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

NFP’s corporate headquarters is located at 340 Madison Avenue, New York, NY, where NFP and certain of its firms currently occupy three floors representing 99,485 square feet of space. NFP’s subsidiaries NFPSI and NFPISI lease approximately 113,480 square feet of space in Austin, Texas. Additionally, the Company’s firms lease properties for use as offices throughout the United States.

In August 2007, NFP entered into a sublease agreement for its prior office space at 787 Seventh Avenue, New York, NY for the remaining term of that lease. In September 2007, NFP entered into a lease agreement for its current corporate headquarters. During November 2009, NFP entered into a sublease with RBC Madison Avenue LLC (“RBC”) for RBC’s sublease of one floor of NFP’s corporate headquarters. For a discussion of the financial impact of such sublease, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Year ended December 31, 2009 compared with the year ended December 31, 2008—Corporate and other expenses.”

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2009.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

NFP’s shares of common stock have been traded on the NYSE under the symbol “NFP” since NFP’s initial public offering in September 2003. Prior to that time, there was no public market for NFP’s common stock.

On January 31, 2010, the last reported sales price of the common stock was $8.45 per share, as reported on the NYSE. As of January 31, 2010, there were 515 common stockholders of record. These figures do not include stockholders with shares held under beneficial ownership in nominee name, which are estimated to be in excess of 5,779.

The following table sets forth the high and low intraday prices of NFP’s common stock for the periods indicated as reported on the NYSE:

2008	High	Low	Dividends
First Quarter	$45.48	$16.87	$0.21
Second Quarter	$28.25	$19.75	$0.21
Third Quarter	$28.99	$12.50	$0.21
Fourth Quarter	$15.79	$0.81	$—

2009	High	Low	Dividends
First Quarter	$4.49	$2.08	$—
Second Quarter	$9.20	$2.95	$—
Third Quarter	$9.40	$5.57	$—
Fourth Quarter	$10.23	$7.33	$—

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

Comparison of Cumulative Five-Year Total Return

	Base Period	INDEXED RETURNS Years Ending

Company / Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
National Financial Partners	100	137.02	116.23	122.48	8.44	22.47
S&P 500 Index	100	104.91	121.48	128.16	80.74	102.11
S&P 500 Insurance Brokers Index	100	115.55	114.74	122.96	117.32	105.39

The information set forth under the caption “Equity Compensation Plan Information” in NFP’s definitive proxy statement for its 2009 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

Recent Sales of Unregistered Securities

Since January 1, 2009 and through December 31, 2009, NFP has issued the following securities:

NFP has issued 1,083,889 shares of NFP common stock to principals of its firms with a value of approximately $3.4 million in connection with the ongoing incentive plan, contingent consideration and other.

Since January 1, 2010 and through February 12, 2010, NFP has not issued any unregistered securities.

The issuances of common stock described above were made in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for transactions by an issuer not involving a public offering. The Company did not offer or sell the securities by any form of general solicitation or general advertising, informed each purchaser that the securities had not been registered under the Securities Act and were subject to restrictions on transfer, and made offers only to “accredited investors” within the meaning of Rule 501 of Regulation D and a limited number of sophisticated investors, each of whom the Company believes has the knowledge and experience in financial and business matters to evaluate the merits and risks of an investment in the securities and had access to the kind of information registration would provide.

Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(k)	Maximum Number of Shares that May Yet Be Purchased under the Plans(k)
January 1, 2009–January 31, 2009	—		$—	—	$—
February 1, 2009–February 28, 2009	—		—	—	—
March 1, 2009–March 31, 2009	—		—	—	—
April 1, 2009–April 30, 2009	—		—	—	—
May 1, 2009–May 31, 2009	11,133	(a)	4.00	—	—
June 1, 2009–June 30, 2009	36,333	(b)	14.57	—	—
July 1, 2009–July 31, 2009	—		—	—	—
August 1, 2009–August 31, 2009	—		—	—	—
September 1, 2009–September 30, 2009	20,837	(c)	8.33	—	—
October 1, 2009–October 31, 2009	3,069	(d)	8.95	—	—
November 1, 2009–November 30, 2009	—		—	—	—
December 1, 2009–December 31, 2009	20,425	(e)	8.40	—	—

Total	91,797		$10.31	—	$—

(a)	6,800 shares were reacquired by NFP relating to the disposal of one transaction. A net loss of $1.1 million was recorded on this transaction. 4,333 shares were reacquired by NFP relating to the satisfaction of an amount due from a principal or certain entities owned by a principal. No gain or loss was recorded on this transaction.
(b)	4,712 shares were reacquired by NFP relating to a sale of assets. A net gain of $0.9 million was recorded on this transaction. 25,000 shares were reacquired by NFP relating to the satisfaction of an amount due from principal or certain entities owned. No gain or loss was recorded on this transaction. 1,461 shares were reacquired by NFP relating to the satisfaction of a promissory note. No gain or loss was recorded on this transaction. 5,160 shares were returned to NFP from escrow. No gain or loss was recorded on this transaction.
(c)	3,954 shares were reacquired relating to the satisfaction of a promissory note. There was no gain or loss associated with this transaction. 16,883 shares were reacquired relating to the disposal of a firm. The Company recorded a gain of approximately $0.2 million related to this disposition.
(d)	3,069 shares were reacquired relating to the satisfaction of a promissory note. There was no gain or loss associated with this transaction.
(e)	17,914 shares were reacquired by NFP relating to two sales of assets. A net gain of less than $0.1 million was recorded on these transactions. 2,511 shares were reacquired by NFP relating to the disposal of a subsidiary. A net gain of $0.6 million was recorded on this transaction.

Item 6. Selected Financial Data

You should read the selected consolidated financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements and the related notes included elsewhere in this report. The Company derived the following selected financial information (excluding Other Data) as of December 31, 2009 and 2008 and for each of the three years in the period ended December 31, 2009 from the Company’s audited consolidated financial statements and the related notes included elsewhere in this report. The Company derived the selected financial information (excluding Other Data) as of December 31, 2007, 2006 and 2005 from the Company’s audited consolidated financial statements and the related notes not included in this report.

Although NFP was founded in August 1998, the Company commenced operations on January 1, 1999. In each year since the Company commenced operations, the Company has completed a significant number of acquisitions with the exception of the year ended December 31, 2009. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Acquisitions.” As a result of the Company’s acquisitions, the results in the periods shown below may not be directly comparable.

	For the years ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except per share amounts)
Statement of Operations Data:
Revenue:
Commissions and fees	$948,285	$1,150,387	$1,194,294	$1,077,113	$891,446
Cost of services(a):
Commissions and fees	263,947	362,868	386,460	348,062	247,810
Operating expenses(1)	368,641	408,968	371,610	311,872	259,859
Management fees(2)	146,181	170,683	211,825	217,934	208,613

Total cost of services (excludes items shown separately below)	778,769	942,519	969,895	877,868	716,282

Gross margin	169,516	207,868	224,399	199,245	175,164
Corporate and other expenses:
General and administrative(a)	59,217	64,189	58,495	51,274	45,763
Amortization	36,551	39,194	34,303	27,984	23,709
Impairment of goodwill and intangible assets	618,465	41,257	7,877	10,745	8,057
Depreciation	19,242	13,371	11,010	9,136	7,815
Management agreement buyout	—	—	13,046	—	—
(Gain) loss on sale of businesses	(2,096)	(7,663)	(1,864)	34	(6,298)

Total corporate and other expenses	731,379	150,348	122,867	99,173	79,046

Income (loss) from operations	(561,863)	57,520	101,532	100,072	96,118
Interest and other income	14,789	6,176	9,651	8,295	6,426
Interest and other expense	(20,696)	(21,887)	(19,227)	(7,006)	(5,531)

Net interest and other	(5,907)	(15,711)	(9,576)	1,289	895

Income (loss) before income taxes	(567,770)	41,809	91,956	101,361	97,013
Income tax (benefit) expense	74,384	33,338	43,205	43,783	40,831

Net (loss) income	$(493,386)	$8,471	$48,751	$57,578	$56,182

Earnings per share—basic	$(12.02)	$0.21	$1.28	$1.52	$1.57

Earnings per share—diluted	$(12.02)	$0.21	$1.21	$1.43	$1.48

Weighted average shares outstanding—basic	41,054	39,543	38,119	37,850	35,679
Weighted average shares outstanding—diluted	41,054	40,933	40,254	40,344	38,036
Dividends declared per common share	$—	$0.63	$0.75	$0.63	$0.51

(1)	Excludes Amortization and Depreciation which are shown separately under corporate and other expenses.
(2)	Excludes Management agreement buyout which is shown separately under corporate and other expenses.

	As of December 31,
	2009	2008		2007		2006		2005
	(in thousands)
Statement of Financial Condition Data:
Cash and cash equivalents	$55,994	$48,621		$114,182		$98,206		$105,761
Intangibles, net	379,513	462,123		475,149		390,252		340,969
Goodwill, net	63,887	635,693		610,499		466,391		357,353
Total assets	970,422	1,542,121		1,558,543		1,237,044		1,046,638
Borrowings(b)	244,548	341,475		309,087		83,000		40,000
Total stockholders’ equity	$340,037	$823,518		$809,123		$774,872		$659,685

	For the years ended December 31,
	2009	2008		2007		2006		2005
Other Data (unaudited):
Internal revenue growth(c)	-15.9%	-8.7%		0.3%		5%		22%
Internal net revenue growth(d)	-11.6%	-6.9%		2.6%		1%		17%
Total NFP-owned firms (at period end)	154	181		184		176		160
Ratio of earnings to combined fixed charges	NM	2.44	x	4.88	x	10.11	x	12.19	x

a)	Effective January 1, 2006, the Company adopted new guidance that related to accounting for share-based payments. The Company adopted the modified prospective transition method provided for under the new guidance and, accordingly, has not restated prior year amounts. Under the transition method, compensation expense for 2006 includes compensation expense for all share-based payment awards granted prior to, but not yet vested as of, January 1, 2003, based on the grant date fair value estimated in accordance with the new guidance. Stock-based compensation expense includes an estimate for forfeitures and is recognized over the expected term of the award on a straight-line basis. The Company evaluated the need to record a cumulative effect adjustment related to estimated forfeitures for unvested previously issued awards and the impact was not deemed to be material. NFP measured the fair value for stock options using the Black-Scholes valuation model.

As a result of adopting the new accounting guidance, NFP recorded, for firm employees, principals and firm activities, a charge to cost of services of $5.7 million for 2009, $5.8 million for 2008 and $5.2 million for 2007. NFP recorded $4.8 million for 2009, $6.8 million of such expense for 2008 and $7.7 million for 2007, in corporate and other expenses—general and administrative. Previously all stock-based compensation was included in general and administrative expense as a component of corporate and other expenses. Total stock-based compensation for 2009 was $10.5 million. Total stock-based compensation of $12.6 million in 2008, $12.9 million in 2007, $9.2 million in 2006 and $4.5 million in 2005 is included in corporate and other expenses—general and administrative to conform to the current period presentation.
b)	NFP’s borrowings consist of $230.0 million of convertible senior notes that are due by February 1, 2012 and $40.0 million outstanding under a bank line that is structured as a revolving credit facility and due on August 22, 2011. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Borrowings.”
c)

As a measure of financial performance, NFP calculates the internal growth rate of the revenue of the Company’s firms. This calculation compares the change in revenue of a comparable group of firms for the same time period in successive years. NFP includes firms in this calculation at the beginning of the first fiscal quarter that begins one year after acquisition by NFP unless a firm has internally consolidated with another owned firm or has made a sub-acquisition that represents more than 25% of the base earnings of the acquiring firm, or a significant portion of the firm’s assets have been sold. With respect to two owned firms that internally consolidate, the combined firm is excluded from the calculation from the time of the internal consolidation until the first fiscal quarter that begins one year after acquisition by the Company of the most recently acquired firm participating in the internal consolidation. However, if both firms involved in an internal consolidation are included in the internal growth rate calculation at the time of the internal consolidation, the combined firm continues to be included in the calculation after the internal consolidation.

With respect to the sub-acquisitions described above, to the extent the sub-acquired firm does not separately report financial statements to NFP, the acquiring firm is excluded from the calculation from the time of the sub-acquisition until the first fiscal quarter beginning one year following the sub-acquisition. Sub-acquisitions that represent less than 25% of the base earnings of the acquiring firms are considered to be internal growth. For further information about sub-acquisitions, see “Business—Acquisitions—Sub-Acquisitions.” With respect to situations where a significant portion of a firm’s assets have been sold, the surviving entity is excluded from the internal growth rate calculation from the time of the sale until one year following the sale. With respect to dispositions, NFP includes these firms up to the time of disposition and excludes these firms for all periods after the disposition. The calculation is adjusted for intercompany transactions for all periods after December 31, 2005. Management believes that the intercompany adjustments made to the internal revenue growth rate for periods after December 31, 2005 does not significantly impact its comparability with prior year periods.

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

Executive Overview

The Company is a leading independent financial services distribution company. The Company offers high net worth individuals and companies throughout the United States and in Canada comprehensive solutions across corporate and executive benefits, life insurance and wealth transfer, and investment advisory products and services. Founded in 1998, and commencing operations on January 1, 1999, NFP has grown internally and through acquisitions and, as of December 31, 2009, operates a national distribution network with over 150 owned firms. The Company acquired 3, 19 and 25 firms in 2009, 2008, and 2007, respectively. During the year ended December 31, 2009, revenue decreased $202.1 million or 17.6%, to $948.3 million from $1,150.4 million during the year ended December 31, 2008. The Company experienced a net loss of $493.4 million for the year ended December 31, 2009, a decrease of $501.9 from net income of $8.5 million during the year ended December 31, 2008. The net loss was due to a substantial increase in the level of impairment of goodwill and intangible assets from $41.3 million to $618.5 million for the year ended December 31, 2009. Excluding the after-tax impact of impairments, the net income decline was a result of lower revenue, particularly in life insurance, partially offset by declines in cost of services and general and administrative expense.

The Company’s firms earn revenue that consists primarily of commissions and fees earned from the sale of financial products and services to their clients. The Company’s firms also incur commissions and fees expense and operating expense in the course of earning revenue. NFP pays management fees to non-employee principals of its firms and/or certain entities they own based on the financial performance of each respective firm. The Company refers to revenue earned by the Company’s firms less the expenses of its firms, including management fees, as gross margin. The Company excludes amortization and depreciation from gross margin. These amounts are separately disclosed as part of Corporate and other expenses. Management uses gross margin as a measure of the performance of the firms that the Company has acquired. Gross margin declined from $175.2 million in 2005 to $169.6 million in 2009. During 2009, the Company experienced continued declines in revenue from its retail life and life settlements products and also experienced less severe declines in its benefits and financial advisory revenue which contributed to the decline in revenue and gross margin during the year. The decline in revenue offset positive trends in the other variable components of the company’s cost structure as the Company recorded lowered commission and fees expense and operating expenses in 2009 than in the prior year. These factors contributed to the decline in the Company’s gross margin in 2009 as compared to growth it had experienced in years prior to 2008.

The Company’s gross margin is offset by expenses that it incurred at the corporate level, including corporate and other expenses. Corporate and other expenses have increased from $79.0 million in 2005 to $731.4 million in 2009 primarily due to an impairment charge of $618.5 million during 2009. Corporate and other expenses include general and administrative expenses, which are the operating expenses of NFP’s corporate headquarters. General and administrative expenses have grown from $45.8 million in 2005 to $59.2 million in 2009. General and administrative expenses as a percent of revenue increased from 5.1% in 2005 to 6.2% in 2009.

The Company recognized an impairment charge of $607.3 million, $2.9 million, $2.0 million and $6.3 million during the first, second, third and fourth quarters, respectively, of 2009. As a result, the Company recognized an impairment charge of $618.5 million during the year ended December 31, 2009 as compared to the $41.3 million impairment charge for the prior year.

Many external factors affect the Company’s revenue and profitability, including economic and market conditions, legislative and regulatory developments and competition. Because many of these factors are unpredictable and generally beyond the Company’s control, the Company’s revenue and earnings may fluctuate from year to year and quarter to quarter. The Company’s revenue and net income, particularly in the second half of 2005 and early 2006, benefited from strong sales of financed life insurance products. Management believes that sales of financed life insurance products diminished in the second half of 2006 and this declining trend continued through 2007. The Company experienced continued declines in its life insurance revenue in 2008 which led to the overall decline in revenue and margins and offset gains in gross margin through the first half of 2008. In 2008, the decline in gross margin reflected the challenging economic environment which worsened in the second half of 2008. During 2009, the Company experienced continued declines in its retail life and life settlements products and also experienced less severe declines in its benefits and financial advisory revenue which contributed to the decline in revenue and margins during the year.

While the challenging economic and market environment is showing signs of stabilization, there is considerable uncertainty as to the scope of any economic recovery. Additionally, poor economic conditions during the latter part of 2008 largely continued in 2009. Financial market volatility and a distressed economic environment may reduce the demand for the Company’s services or the products the Company distributes and could negatively affect the Company’s results of operations and financial condition.

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

Acquisitions

While acquisitions remain a component of the Company’s business strategy over the long term, NFP suspended acquisition activity (with the exception of certain sub-acquisitions or other limited strategic transactions) in the latter part of 2008 in order to conserve cash. NFP continues to assess the market and economic environment. Under NFP’s typical acquisition structure, NFP acquires 100% of the equity of businesses that distribute financial services products on terms that are relatively standard across its acquisitions. To determine the acquisition price, NFP’s management first estimates the annual operating cash flow of the business to be acquired based on current levels of revenue and expense. For this purpose, management defines operating cash flow as cash revenue of the business less cash and non-cash expenses, other than amortization, depreciation and compensation to the business’ owners or individuals who subsequently become principals. Management refers to this estimated annual operating cash flow as “target earnings.” Typically, the acquisition price is a multiple (generally in a range of five to six times) of a portion of the target earnings, which management refers to as “base earnings.” Under certain circumstances, NFP has paid multiples in excess of six times based on the unique attributes of the transaction that in the Company’s view justify the higher value. Base earnings averaged 54% of target earnings for all firms owned at December 31, 2009. This percentage can vary based on the percentage of base earnings acquired, disposed, and/or restructured. In determining base earnings, management focuses on the recurring revenue of the business. Recurring revenue refers to revenue from sales previously made (such as renewal commissions on insurance products, commissions and administrative fees for ongoing benefits plans and mutual fund trail commissions) and fees for assets under management.

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

NFP typically retains a cumulative preferred position in the base earnings. To the extent earnings of a firm in any year are less than base earnings, in the following year NFP is entitled to receive base earnings together with the prior years’ shortfall before any management fees are paid. In certain transactions later in the Company’s operating history involving large institutional sellers, the Company has provided minimum guaranteed compensation to certain former employees of the seller who became principals of the acquired business.

Additional purchase consideration may be paid to the former owners upon satisfying specified internal growth thresholds over the three-year period following the acquisition.

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

	For the years ended December 31,
	2009	2008	2007
	(in thousands, except number of acquisitions closed)
Number of acquisitions closed	3	19	25
Consideration:
Cash	$279	$48,474	$192,106
Common stock	—	18,458	39,335
Other(a)	186	4,096	1,078

	$465	$71,028	$232,519

(a)	Represents other consideration and capitalized costs of the acquisitions for prior years.

Although management believes that NFP will continue to have opportunities to complete acquisitions once market conditions stabilize, there can be no assurance that NFP will be successful in identifying and completing acquisitions: See “Risk Factors—The Company may not resume acquisitions or may be unsuccessful in acquiring suitable acquisition candidates, which could adversely affect the Company’s growth.” Any change in the Company’s financial condition or in the environment of the markets in which the Company operates could impact its ability to source and complete acquisitions.

Restructures and Disposals

Certain businesses acquired by NFP have been adversely affected by changes in the markets served, necessitating a change in the economic relationship between NFP and the principals. For the year ended December 31, 2009, NFP has restructured 28 transactions, 8 of which had been previously restructured. These restructures generally result in either temporary or permanent reductions in base and target earnings and/or changes in the ratio of base to target earnings and the principals typically paying cash, surrendering NFP common stock, issuing notes or other concessions by principals. As part of the restructures that occurred during the year ended December 31, 2009, the Company received greater operating control over the restructured firms, including expense control and limitations on management fee advances. Such restructures are an indicator of a need to assess whether an impairment exists. See “—Expenses—Corporate and other expenses—Impairment of goodwill and intangible assets.”

At times, the Company may dispose of firms, certain business units within a firm or firm assets for one or more of the following reasons: non-performance, changes resulting in firms no longer being part of the Company’s core business, change in competitive environment, regulatory changes, the cultural incompatibility of an acquired firm’s management team with the Company, change of business interests of a principal or other issues personal to a principal. In certain instances NFP sells operating companies back to the principals. Principals generally buy back businesses by surrendering all of their NFP common stock and paying cash or issuing NFP a note. For the year ended December 31, 2009, NFP has disposed of 23 firms and certain assets of 11 more firms.

Revenue

The Company’s firms generate revenue primarily from the following sources:

•

Corporate and executive benefits commissions and fees. The Company’s firms earn commissions on the sale of insurance policies written for benefits programs. The commissions are paid each year as long as the client continues to use the product and maintains its broker of record relationship with the firm. The Company’s firms also earn fees for the development, implementation and administration of corporate and executive benefits programs. Asset-based fees are also earned for administrative services or consulting related to certain benefits plans. Some of the Company’s firms offer property and casualty insurance brokerage and advisory services. The Company believes that these services complement the corporate and executive benefits services provided to the Company’s clients. In connection with these services, the Company earns commissions and fees.

•

Life insurance commissions and estate planning fees. Insurance and annuity commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. First-year commissions are calculated as a percentage of the first 12 months’ premium on the policy and earned in the year that the policy is originated. In many cases, the Company’s firms receive renewal commissions for a period following the first year. Some of the Company’s firms receive fees for the settlement of life insurance policies. These fees are generally based on a percentage of the settlement proceeds. The Company’s firms also earn fees for developing estate plans. Revenue from life insurance activities also includes amounts received by the Company’s life brokerage entities, including its life settlements brokerage entities, that assist non-affiliated producers with the placement and sale of life insurance.

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

Some of the Company’s firms also earn additional compensation in the form of incentive and marketing support revenue from manufacturers of financial services products, based on the volume, persistency and profitability of business generated by the Company from these three sources. Incentive and marketing support revenue is recognized at the earlier of notification of a payment or when payment is received, unless historical data or other information exists which enables management to reasonably estimate the amount earned during the period. These forms of payment are earned both with respect to sales by the Company’s owned firms and sales by NFP’s affiliated third-party distributors.

NFPSI, NFP’s registered broker-dealer and investment adviser, also earns commissions and fees on the transactions it conducts. Most principals of the Company’s firms, as well as many of the Company’s affiliated third-party distributors, conduct securities or investment advisory business through NFPSI.

Although NFP’s operating history is limited, historically a significant number of its firms earn approximately 65% to 70% of their revenue in the first three quarters of the year and approximately 30% to 35% of their revenue in the fourth quarter. In 2008, NFP earned 26% of its revenue in the fourth quarter. In 2009, NFP earned 29% of its revenue in the fourth quarter. A continued difficult economic environment may result in a change in this historical pattern for the year ended December 31, 2010, as was the case for the years ended December 31, 2009 and December 31, 2008.

Expenses

The following table sets forth certain expenses as a percentage of revenue for the periods indicated:

	For the years ended December 31,
	2009	2008	2007
Revenue	100.0%	100.0%	100.0%
Cost of services:
Commissions and fees	27.8%	31.5%	32.4%
Operating expenses(1)	38.9	35.6	31.1
Management fees(2)	15.4	14.8	17.7

Total cost of services (excludes items shown separately below)	82.1%	81.9%	81.2%

Gross margin	17.9%	18.1%	18.8%
Corporate and other expenses:
General and administrative	6.2%	5.6%	4.9%
Amortization	3.9	3.4	2.9
Depreciation	2.0	1.2	0.9
Impairment of goodwill and intangible assets	65.2	3.6	0.7
Management agreement buyout	—	—	1.1
Gain on sale of businesses	(0.2)	(0.7)	(0.2)

Total corporate and other expenses	77.1%	13.1%	10.3%

(1)	Excludes amortization and depreciation which are shown separately under Corporate and other expenses.
(2)	Excludes management agreement buyout which is shown separately under Corporate and other expenses.

Cost of services

Commissions and fees. Commissions and fees are typically paid to third-party producers, who are producers that are affiliated with the Company’s firms. Commission and fees are also paid to non-affiliated producers who utilize the services of one or more of the Company’s life brokerage entities, including the Company’s life settlements brokerage entities. Additionally, commissions and fees are paid to non-affiliated producers who provide referrals and specific product expertise to NFP’s firms. When business is generated solely by a principal, no commission expense is incurred because principals are only paid from a share of the cash flow of the acquired firm through management fees. However, when income is generated by a third-party producer, the producer is generally paid a portion of the commission income, which is reflected as commission expense of the acquired firm. Rather than collecting the full commission and remitting a portion to a third-party producer, a firm may include the third-party producer on the policy application submitted to a carrier. The carrier will, in these instances, directly pay each named producer their respective share of the commissions and fees earned. When this occurs the firm will record only the commissions and fees it receives directly as revenue and has no commission expense. As a result, the NFP firm will have lower revenue and commission expense and a higher gross margin percentage. Gross margin dollars will be the same. The transactions in which an NFP firm is listed as the sole producer and pays commissions to a third-party producer, versus transactions in which the carrier pays each producer directly, will cause NFP’s gross margin percentage to fluctuate without affecting gross margin dollars or earnings. In addition, NFPSI pays commissions to the Company’s affiliated third-party distributors who transact business through NFPSI.

Operating expenses. The Company’s firms incur operating expenses related to maintaining individual offices, including compensating producing and non-producing staff. Firm operating expenses also include the expenses of NFPSI and of NFPISI, two subsidiaries that serve the Company’s acquired firms and through which the Company’s acquired firms and its third-party distributors who are members of its marketing organizations access insurance and financial services products and manufacturers. The Company records share-based payments related to firm employees and firm activities to operating expenses as a component of cost of services.

Management fees. NFP pays management fees to the principals of its firms and/or certain entities they own based on the financial performance of the firms they manage. NFP typically pays a portion of the management fees monthly in advance. Once NFP earns its cumulative preferred earnings, or base earnings, from a firm, the principals and/or entity the principals own will earn management fees equal to earnings above base earnings up to target earnings. An additional management fee is paid in respect of earnings in excess of target earnings based on the ratio of base earnings to target earnings. For example, if base earnings equal 40% of target earnings, NFP receives 40% of earnings in excess of target earnings and the principals and/or the entities they own receives 60%. A majority of the Company’s acquisitions have been completed with a ratio of base earnings to target earnings of 50%. Management fees also include an accrual for certain performance-based incentive amounts payable under NFP’s ongoing incentive plan, the PIP and the EIP. Incentive amounts are paid in a combination of cash and NFP’s common stock.

For firms electing to continue to participate in the ongoing incentive plan, in addition to the incentive award, NFP pays an additional cash incentive equal to 50% of the incentive award elected to be received in NFP common stock. This election is made subsequent to the completion of the incentive period. For firms that began their incentive period prior to January 1, 2005, the principal could elect from 0% to 100% to be paid in NFP’s common stock. No accrual is made for these additional cash incentives until the incentive award is earned and the related election is made. However, for firms beginning their incentive period on or after January 1, 2005 (with the exception of Highland Capital Holding Corporation firms which completed this incentive period in 2008), the principal is required to take a minimum of 30% (maximum of 50%) of the incentive award in NFP common stock. The Company accrues on a current basis for these firms the additional cash incentive (50% of the stock portion of the award based upon the principal’s election) on the minimum percentage required to be received in company stock. Since December 2008, NFP has elected to pay all incentive awards under the ongoing incentive plan in cash.

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

	For the years ended December 31,
	2009	2008	2007
	(in thousands)
Revenue:
Commissions and fees	$948,285	$1,150,387	$1,194,294
Cost of services:
Commissions and fees(1)	263,947	362,868	386,460
Operating expenses(2)	368,641	408,968	371,610

Gross margin before management fees	315,697	378,551	436,224
Management fees	146,181	170,683	211,825

Gross margin	$169,516	$207,868	$224,399
Gross margin as a percentage of revenue	17.9%	18.1%	18.8%
Gross margin before management fees as a percentage of revenue	33.3%	32.9%	36.5%
Management fees, as a percentage of gross margin before management fees	46.3%	45.1%	48.6%

(1)	Excludes amortization and depreciation which are shown separately under Corporate and other expenses.
(2)	Excludes management agreement buyout which is shown separately under Corporate and other expenses.

The Company uses gross margin before management fees and gross margin before management fees as a percentage of total revenue to evaluate how the Company’s business is performing before giving consideration to a principal’s participation in their firm’s earnings. This measure is one for which the principal is compensated and reflects the principal’s performance and is a result of their direct operating authority and control. Management fees as a percentage of gross margin before management fees is a measure that management uses to evaluate how much of the Company’s margin and margin growth is being shared with principals. This management fee percentage is a variable, not a fixed, ratio. Management fees as a percentage of gross margin before management fees will fluctuate based upon the aggregate mix of earnings performance by individual firms. It is based on the percentage of the Company’s earnings that are capitalized at the time of acquisition, the performance relative to NFP’s cumulative preferred position in the earnings and the growth of the individual firms (for further discussion on the Acquisition Model and management fee structure, see “Business—Acquisitions—Acquisition Model”). Management fees may be higher during periods of strong growth due to the increase in incentive accruals. Higher firm earnings will generally be accompanied by higher incentive accruals. Where firm earnings decrease, management fees and management fee percentage may be lower as firms’ earnings fall below target and incentive accruals are either reduced or eliminated. In addition, because management fees earned are based on a firm’s cumulative performance through the year, to the extent that a firm’s performance improves through the year, whether by revenue growth or expense reductions, the management fee percentage may likewise increase through the year. For example, if a firm has base earnings and target earnings of $1.0 million and $2.0 million, respectively, and if the firm’s cumulative earnings are $0.7 million for the first nine months of the year, no management fee would be earned and the management fee percentage would be zero. In the remaining fourth quarter, if the firm was able to achieve cumulative earnings of $2.0 million, the management fee earned would be $1.0 million and the management fee percentage would be equal to approximately 80% for the quarter. Further, since NFP retains a cumulative preferred interest in base earnings, the relative percentage of management fees generally decreases as firm earnings decline. For firms that do not achieve base earnings, principals typically earn no management fee. Thus, a principal generally earns more management fees only when firm earnings grow and, conversely, principals earn less when firm earnings decline. This structure provides the Company with protection against earnings shortfalls through reduced management fee expense; in this manner the interests of the principals and shareholders remain aligned.

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

Management fees were 46.3% of gross margin before management fees in 2009 compared with 45.1% in 2008 and 48.6% in 2007. In 2009, the increase in management fee percentage was largely due to the increase in the accrual during the fourth quarter for the PIP of $9.0 million. Excluding the effect of the PIP, the management fee percentage was lower compared with the prior year period due to a decline in the ongoing incentive plan accrual, lower firm earnings and an increase in NFPISI’s contribution to gross margin before management fees, an entity for which no management fees are paid. In 2008, as gross margin before management fees as a percentage of revenue declined, the principals’ percentage participation in those earnings also declined.

New Incentive Plans. For a discussion of new incentive plans, please see “Note 4—Commitments and Contingencies—New Incentive Plans.”

The amounts that have been accrued relating to the new incentive plans in effect at December 31, 2009 have been largely recorded through management fee expense. A lesser portion of expense for the EIP was expensed within operating expenses relating to firm activities and relating to equity awards granted to certain firm employees at the discretion of principals.

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

In accordance with GAAP, long-lived assets, such as purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company generally performs its recoverability test on a quarterly basis for each of its acquired firms that has experienced a significant deterioration in its business indicated principally by either an inability to produce base earnings for a period of time or in the event of a restructure in base.

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted cash flows expected to be generated by the asset and by the eventual disposition of the asset. If the estimated undiscounted cash flows are less than the carrying amount of the underlying asset, an impairment may exist. The Company measures impairments on identifiable intangible assets subject to amortization by comparing the fair value of the asset to the carrying amount of the asset. In the event that the discounted cash flows are less than the carrying amount, an impairment charge will be recognized for the difference in the consolidated statements of operations.

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

A two-step impairment test is performed on goodwill for reporting units that demonstrate indicators of impairment. In the first step, NFP compares the fair value of each reporting unit to the carrying value of the net assets assigned to that reporting unit. NFP determines the fair value of its reporting units by blending two valuation approaches: the income approach and a market value approach. In order to determine the relative fair value of each of the reporting units the income approach was conducted first. These relative values were then scaled to the estimated market value of NFP.

On January 1, 2009 the Company adopted new guidance related to accounting for non-financial assets and liabilities, which emphasizes market-based measurement, rather than entity-specific measurement, in calculating reporting unit fair value. In applying the market value approach, management derived an enterprise value of the Company as a whole as of December 31, 2009, taking into consideration NFP’s stock price, an appropriate equity premium and the current capital structure. The market value approach was used to derive the implied equity value of the entity as a whole which was then allocated to the individual reporting units based on the proportional fair value of each reporting unit derived using the income approach to the total entity fair value derived using the income approach.

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

As previously disclosed, NFP carefully monitors both the expected future cash flows of its reporting units and its market capitalization for the purpose of assessing the carrying values of its goodwill and intangible assets. As further stated, if the stock price remained below the net book value per share, or other negative business factors existed as outlined in the relevant accounting guidance, NFP may be required to perform another Step 1 analysis and potentially a Step 2 analysis, which could result in an impairment of up to the entire balance of the Company’s remaining goodwill; if NFP performed a Step 2 goodwill impairment analysis as defined by GAAP, it would also be required to evaluate its intangible assets for impairment under GAAP. NFP’s impairment analysis for the year ended December 31, 2009, consistent with the analysis previously provided, led to the impairment charge of $618.5 million taken for the year ended December 31, 2009. In accordance with the provisions of GAAP, long-lived assets held and used were written down to their fair value, resulting in an impairment charge of $27.0 million for amortizing intangibles, which was included in earnings for the year ended December 31, 2009. Of this $27.0 million, an impairment charge of $18.9 million was recognized for the three months ended March 31, 2009. In accordance with the provisions of GAAP, goodwill and trade name was written down to its implied fair value, resulting in an impairment charge of $591.5 million, which was included in earnings for the year ended December 31, 2009. Of this $591.5 million, an impairment charge of $588.4 million was recognized for the three months ended March 31, 2009.

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

Gain on sale of businesses. From time to time, NFP has disposed of acquired firms or certain assets of acquired firms. In these dispositions, NFP may realize a gain or loss on the sale of acquired firms or certain assets of acquired firms.

Results of Operations

In 2009, the Company experienced continued declines in its retail life, life brokerage and life settlements products and also experienced less severe declines in its benefits and financial advisory revenue which contributed to the decline in revenue and margins during the year. The decline in revenue was partially offset by positive trends in the other variable components of the company’s cost structure as the Company recorded lowered commission and fees expense and operating expenses in 2009 than in 2008. In 2008, revenue declined 3.7% while revenue grew 11% in 2007. This growth was driven, in 2007, primarily by the Company’s acquisitions and in previous years through a combination of acquisitions and internal growth in the revenue of its acquired firms, augmented by the growth of NFPISI and NFPSI. In 2009 and 2008, the Company’s firms had an internal revenue growth rate decline of 16% and 9%, respectively. In 2007, the Company’s firms had an internal revenue growth rate of less than 1%.

As a measure of financial performance, NFP calculates the internal growth rate of the revenue of the Company’s firms. This calculation compares the change in revenue of a comparable group of firms for the same time period in successive years. NFP includes firms in this calculation at the beginning of the first fiscal quarter that begins one year after acquisition by the Company unless a firm has internally consolidated with another owned firm or has made a sub-acquisition that represents more than 25% of the base earnings of the acquiring firm, or a significant portion of the firm’s assets have been sold. With respect to two owned firms that internally consolidate, the combined firm is excluded from the calculation from the time of the internal consolidation until the first fiscal quarter that begins one year after acquisition by NFP of the most recently acquired firm participating in the internal consolidation. However, if both firms involved in an internal consolidation are included in the internal growth rate calculation at the time of the internal consolidation, the combined firm continues to be included in the calculation after the internal consolidation. With respect to situations where a significant portion of a firm’s assets have been sold, the surviving entity is excluded from the internal growth rate calculation from the time of the sale until one year following the sale. With respect to the sub-acquisitions described above, to the extent the sub-acquired firm does not separately report financial statements to NFP, the acquiring firm is excluded from the calculation from the time of the sub-acquisition until the first fiscal quarter beginning one year following the sub-acquisition. Sub-acquisitions that represent less than 25% of the base earnings of the acquiring firms are considered to be internal growth. For further information about sub-acquisitions, see “Business—Acquisitions—Sub-Acquisitions.” With respect to dispositions, NFP includes these firms up to the time of disposition and excludes these firms for all periods after the disposition. The calculation is adjusted for intercompany transactions for all periods after December 31, 2005. Management believes that the intercompany adjustments made to the internal revenue growth rate for periods after December 31, 2005 does not significantly impact its comparability with prior year periods.

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

Year ended December 31, 2009 compared with the year ended December 31, 2008

The following table provides a comparison of the Company’s revenue and expenses for the periods presented.

	For the years ended December 31,
	2009	2008	$ Change	% Change
	(Dollars, in millions)
Statement of Income Data:
Revenue:
Commissions and fees	$948.3	$1,150.4	$(202.1)	(17.6)%
Cost of services:
Commissions and fees	263.9	362.9	(99.0)	(27.3)
Operating expenses(1)	368.6	409.0	(40.4)	(9.9)
Management fees(2)	146.2	170.6	(24.4)	(14.3)

Total cost of services excludes items shown separately below	778.7	942.5	(163.8)	(17.4)

Gross margin	169.6	207.9	(38.3)	(18.4)
Corporate and other expenses:
General and administrative	59.2	64.2	(5.0)	(7.8)
Amortization	36.6	39.2	(2.6)	(6.6)
Depreciation	19.2	13.4	5.8	43.3
Impairment of goodwill and intangible assets	618.5	41.3	577.2	NM
Gain on sale of businesses	(2.1)	(7.7)	5.6	(72.7)

Total corporate and other expenses	731.4	150.4	581.0	386.3

Income (loss) from operations	(561.8)	57.5	(619.3)	NM
Interest and other income	14.8	6.2	8.6	138.7
Interest and other expense	(20.8)	(21.9)	1.1	(5.0)

Net interest and other	(6.0)	(15.7)	9.7	(61.8)

Income (loss) before income taxes	(567.8)	41.8	(609.6)	NM
Income tax (benefit) expense	(74.4)	33.3	(107.7)	(323.4)

Net (loss) income	$(493.4)	$8.5	$(501.9)	NM %

NM indicates amount not meaningful

(1)	Excludes amortization and depreciation which are shown separately under corporate and other expenses.
(2)	Excludes management agreement buyout which is shown separately under corporate and other expenses.

Summary

Net (loss) income. The company recorded a net loss of $493.4 million for the year ended December 31, 2009, compared with net income of $8.5 million in 2008. The net loss was mainly due to an increase in the level of impairments of goodwill and intangible assets from $41.3 million in 2008 to $618.5 million in 2009. Excluding the after-tax impact of impairments, the net income decline was a result of lower revenue partially offset by declines in cost of services and general and administrative expense.

Revenue

Commissions and fees. Commissions and fees decreased $202.1 million, or 17.6%, to $948.3 million in 2009 from $1,150.4 million in 2008. Retail life, life brokerage and life settlements revenue during the year ended December 31, 2009 continued to be negatively impacted by the broader economic environment and uncertainty regarding the financial stability of insurance carriers in the first months of 2009. The Company also experienced more moderate declines in corporate and executive benefits revenue, as some clients reduced benefits offered to employees due to cost-cutting measures and rising unemployment, and financial planning and investment advisory revenue, as fees for assets under management declined with declining market values during 2009 as compared to the prior year. Although the capital markets have tentatively begun to recover, the recovery may not continue and the markets may continue to experience volatility. During the fourth quarter, the Company did experience an increase in financial planning and investment advisory revenue but experienced an overall decline for the year. The revenue decrease of $202.1 million was comprised of a decrease of $208.3 million from existing firms offset by a $6.2 million increase in revenue from new acquisitions and included a $24.3 million decline in revenue from firms disposed subsequent to the fourth quarter of 2008.

Cost of services

Commissions and fees. Commissions and fees expense decreased $99.0 million, or 27.3%, to $263.9 million in 2009 from $362.9 million in 2008. As a percentage of revenue, commissions and fees expense was 27.8% in the year ended December 31, 2009 as compared to 31.5% in the prior year period. The sharp decline in commissions and fees expense both in dollars and as a percentage of revenue was largely attributable to the decline in revenue, particularly in retail life products, life brokerage and life settlements, which typically have higher commission payouts. Approximately $99.2 million of the decrease in commissions and fees expense was from existing firms which was partially offset by a $0.2 million increase in commission and fees expense from new acquisitions. Included within the overall decline in commissions and fees expense was a decline of $8.9 million in expenses for firms disposed subsequent to the fourth quarter of 2008.

Operating expenses. Operating expenses decreased $40.4 million, or 9.9%, to $368.6 million in 2009 compared with $409.0 million in 2008. As a percentage of revenue, operating expenses increased to 38.9% in 2009 from 35.6% in 2008. The decline in operating expenses at existing firms was largely a result of cost reduction initiatives across the firms. Personnel and related costs continue to comprise more than 60% of firm operating expenses and account for nearly 35% of the operating expense decline during the year largely as a result of headcount reductions and reductions in commission payments among employee producers. The increase in operating expenses as a percentage of revenue was largely a result of the sharp decline in revenue concentrated in retail life, life brokerage and life settlements as well as declines in corporate and executive benefits, financial planning and investment advisory revenue. Approximately $42.5 million of the decrease in operating expenses was from existing firms which was partially offset by a $2.1 million increase in operating expenses from new acquisitions. Included within the overall decline of operating expenses was a decline of $11.4 million for firms disposed subsequent to the fourth quarter of 2008.

Management fees. Management fees decreased $24.4 million, or 14.3%, to $146.2 million in 2009 compared with $170.6 million in 2008. Management fees as a percentage of revenue increased to 15.4% in 2009 from 14.8% in 2008. Management fees were 46.3% of gross margin before management fees in 2009 compared with 45.1% in 2008. Included in management fees is an accrual of $9.7 million for NFP’s incentive plans for the year ended December 31, 2009. This accrual increased $3.6 million due to the accrual for the PIP which was $9.0 million in the fourth quarter. During the year ended December 31, 2008, the accrual for the ongoing incentive plan was $6.1 million and represented the total incentive plan expense amount for the year ended December 31, 2008. Excluding the effect of the PIP, the management fee percentage was lower compared with the prior year period due to a decline in the ongoing incentive plan accrual, lower firm earnings and an increase in NFPISI’s contribution to gross margin before management fees, an entity for which no management fees were paid. Management fees included a total of $2.1 million of stock-based compensation expense for the year ended December 31, 2009 compared with $1.9 million for the year ended December 31, 2008. Included within the total stock-based compensation expense of $2.1 million was $0.5 million of stock-based compensation expense related to implementation of the EIP, further contributing to the increase in the management fee percentage for the year.

Gross margin. Gross margin decreased $38.3 million, or 18.4%, to $169.6 million in 2009 compared with $207.9 million in 2008. As a percentage of revenue, gross margin decreased to 17.9% in 2009 compared with 18.1% in 2008. The decline in gross margin as a percentage of revenue was a result of the revenue decline during the year combined with higher operating expenses and management fees as a percentage of revenue offset by lower commission and fees expense as a percentage of revenue.

Corporate and other expenses

General and administrative. General and administrative expenses, which include stock-based compensation, decreased $5.0 million, or 7.8%, to $59.2 million in 2009 compared with $64.2 million in 2008. As a percentage of revenue, general and administrative expenses were 6.2% in 2009 compared with 5.6% in 2008. The decrease of $5.0 million was primarily due to a $7.3 million decrease in compensation and benefits, a $1.9 million decrease in stock-based compensation expense, a $1.9 million decline in professional fees and several declines across other expense categories. These declines were offset by a $1.0 million increase in bad debt expense and by a $9.0 million loss and related expenses recognized on the sublet of one of the floors of the Company’s New York corporate headquarters in the fourth quarter of 2009. Excluding the one time loss and related expense recognized on the sublease, general and administrative expenses would have declined during the year. Stock-based compensation included in general and administrative expense was $4.8 million for the year ended December 31, 2009 and $6.8 million for the year ended December 31, 2008.

Amortization. Amortization decreased $2.6 million, or 6.6%, to $36.6 million in 2009 compared with $39.2 million in 2008. Amortization expense decreased as a result of a 5.1% decrease in amortizing intangible assets resulting primarily from dispositions, impairments, and the suspension of new acquisitions. As a percentage of revenue, amortization was 3.9% in 2009 compared with 3.4% in 2008.

Depreciation. Depreciation expense increased $5.8 million, or 43.3%, to $19.2 million in 2009 compared with $13.4 million in 2008. Due to the sublet of one of the floors of the Company’s headquarters, the Company was required to accelerate depreciation expense on certain items related to the sublet. The increase in depreciation was primarily a result of the acceleration of the depreciation of $5.5 million on certain leasehold improvements, furniture and fixtures and office equipment. As a percentage of revenue, depreciation expense was 2.0% in 2009 and 1.2% in 2008. Depreciation expense attributable to firm operations totaled $7.9 million and $8.0 million in 2009 and 2008, respectively, which has not been included in Cost of services.

Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets increased $577.2 million to $618.5 million in 2009 compared with $41.3 million in 2008. The impairment resulted in a reduction of the carrying value of the identifiable intangible assets and goodwill associated with these firms to their estimated fair value. The impairment recorded during the year reflected the incorporation of market data, including NFP’s market value which had been below net book value for a sustained period, the recent performance of the Company in the distressed economic environment, discount rates that are risk adjusted to reflect both company-specific and market-based credit spreads and other relevant market data. Among other items, the market value reflected the decline in the Company’s sales, particularly in the life insurance area, and the Company’s capital structure.

Gain on sale of businesses. During the year ended December 31, 2009, the Company recognized a net gain from the disposition of 23 subsidiaries and the sale of certain assets of 11 more subsidiaries totaling $2.1 million. During the year ended December 31, 2008, the Company recognized a gain from the sale of three subsidiaries and certain assets of five other subsidiaries totaling $7.7 million. The more significant gain in the prior year period was $6.5 million primarily related to the sale of a wholesale group benefits subsidiary resulting from the strategic decision by its largest carrier to bring all wholesale distribution in-house, either by acquisition or cancellation of distribution arrangements.

Interest and other income. Interest and other income increased $8.6 million or 138.7%, to $14.8 million in 2009 compared with $6.2 million in 2008. The increase of $8.6 million resulted largely from key man life proceeds of $5.5 million during the second quarter, the receipt of $1.9 million in proceeds from the settlement of an NFP-owned key man life insurance policy on a principal during the third quarter, the increase of approximately $1.2 million from the sublet of the Company’s former headquarters, offset by a $0.8 million loss resulting from the investment in the Company’s life settlements joint venture and lower interest income due to the lower interest rate environment in 2009 as compared with 2008.

Interest and other expense. Interest and other expense decreased $1.1 million, or 5.0%, to $20.8 million in 2009 compared with $21.9 million in 2008. Interest and other expense declined largely due to the combined impact of the lower interest rate environment in the current year as compared to the prior year on the Company’s credit facility as well as its lower average balance for the year, offset against higher fees associated with the Company’s credit facility and an increase in the interest expense relating to the convertible notes.

Income tax expense

Income tax (benefit) expense. Income tax (benefit) was ($74.4) million in 2009, compared with income tax expense of $33.3 million in 2008. The effective tax rate in 2009 was 13.1%, compared with an effective tax rate of 79.7% in 2008. The estimated annual effective tax rate was lower for the year ended December 31, 2009 largely as a result of the tax benefits from dispositions, impairments and corporate reorganizations as well as the tax free nature of key man life insurance proceeds received during 2009. The estimated effective tax rate may be affected by future impairments, restructurings, and state tax law changes.

Year ended December 31, 2008 compared with the year ended December 31, 2007

The following table provides a comparison of the Company’s revenue and expenses for the periods presented:

	For the years ended December 31,
	2008	2007	$ Change	% Change
	(Dollars, in millions)
Statement of Income Data:
Revenue:
Commissions and fees	$1,150.4	$1,194.3	$(43.9)	(3.7)%
Cost of services:
Commissions and fees	362.9	386.5	(23.6)	(6.1)
Operating expenses(1)	409.0	371.6	37.4	10.1
Management fees(2)	170.6	211.8	(41.2)	(19.5)

Total cost of services (excludes items shown separately below)	942.5	969.9	(27.4)	(2.8)

Gross margin	207.9	224.4	(16.5)	(7.4)
Corporate and other expenses:
General and administrative	64.2	58.6	5.6	9.6
Amortization	39.2	34.3	4.9	14.3
Depreciation	13.4	11.0	2.4	21.8
Impairment of goodwill and intangible assets	41.3	7.9	33.4	422.8
Management agreement buyout	—	13.0	(13.0)	(100.0)
Gain on sale of businesses	(7.7)	(1.9)	(5.8)	305.3

Total corporate and other expenses	150.4	122.9	27.5	22.4

Income from operations	57.5	101.5	(44.0)	(43.3)
Interest and other income	6.2	9.7	(3.5)	(36.1)
Interest and other expense	(21.9)	(19.2)	(2.7)	14.1

Net interest and other	(15.7)	(9.5)	(6.2)	65.3

Income before income taxes	41.8	92.0	(50.2)	(54.6)
Income tax expense	33.3	43.2	(9.9)	(22.9)

Net income	$8.5	$48.8	$(40.3)	(82.6)%

(1)	Excludes amortization and depreciation which are shown separately under corporate and other expenses.
(2)	Excludes management agreement buyout which is shown separately under corporate and other expenses.

Summary

Net income. Net income decreased $40.3 million, or 82.6%, to $8.5 million in 2008 compared with $48.8 million in 2007. Net income as a percentage of revenue was less than 1.0% for the year ended December 31, 2008 compared with 4.1% for the year ended December 31, 2007. The decrease in net income was mainly due to an increase in the level of impairments of goodwill and intangible assets from $7.9 million in 2007 to $41.3 million in 2008. In addition, gross margin declined and corporate and other expenses and net interest and other increased, which was partially offset by a decline in income taxes.

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

Amortization. Amortization increased $4.9 million, or 14.3%, to $39.2 million in 2008 compared with $34.3 million in 2007. Amortization expense increased as a result of an 11.5% increase in amortizing intangible assets resulting primarily from new acquisitions. As a percentage of revenue, amortization was 3.4% in 2008 compared with 2.9% in 2007.

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

Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets increased $33.4 million to $41.3 million in 2008 compared with $7.9 million in 2007. The impairments were related to 23 firms in 2008 and 4 firms in 2007 and resulted in a reduction of the carrying value of the identifiable assets and goodwill associated with these firms to their fair value. During the fourth quarter of 2008, the Company recognized an impairment charge of $31.0 million to its earnings resulting in a year to date impairment charge of $41.3 million. The increase in the fourth quarter impairment charge was a result of the completion of the Company’s most recent evaluation for impairment. As part of this evaluation, the Company adjusted its projected future cash flow estimates for certain of its firm subsidiaries in the context of their historical performance and the effect of the recent economic conditions on their future long term projections. In addition, to reflect the recent market conditions, the risk adjusted discount rate that was used as part of this analysis was increased. See also “—Critical Accounting Policies—Impairment of goodwill and other intangible assets” found elsewhere in this report. As a result of these changes in conditions and assumptions, the Company recognized an additional charge of $33.4 million in the year as compared to the prior year increasing from $7.9 million to $43.1 million.

Management agreement buyout. Effective June 30, 2007, NFP acquired an additional economic interest in one of its existing firms through the acquisition of a principal’s ownership interest in a management company. The management company was contracted by NFP to manage and operate one of its wholly-owned subsidiaries. The acquisition of the ownership interest has been treated as a settlement of an executory contract in a business combination between parties in a preexisting relationship as defined by GAAP. NFP paid cash, NFP common stock and other consideration totaling $13.0 million which has been reflected in the caption entitled “Management agreement buyout” in the Consolidated Statements of Operations.

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

Interest and other expense. Interest and other expense increased $2.7 million, or 14.1%, to $21.9 million in 2008 compared with $19.2 million in 2007. The increase was primarily due to higher average borrowings under NFP’s line of credit and from the increase in accretion of the non-cash interest component of the convertible senior notes, partially offset by the lower interest rate environment.

Income tax expense

Income tax expense. Income tax expense decreased $9.9 million, or 22.9%, to $33.3 million in 2008 compared with $43.2 million in 2007. The effective tax rate was 76.6% in 2008 which increases to 79.7% with the inclusion of interest and penalties totaling $1.3 million which were treated discretely. This compares with an effective tax rate of 47.0% in 2007. The effective tax rate rose in 2008 largely as the result of a decrease in pre-tax book income and an increase in impairments of intangible assets not deductible for tax purposes.

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

The increase in cash usage during the first quarter of the year generally requires increased borrowings under NFP’s credit facility, but this did not occur for the year ending December 31, 2009. As the year progresses, cash flow typically improves as earnings increase and acquisition activities moderate. NFP generally reduces the borrowings under its credit facility by using this increased cash flow. However, because the Company suspended the majority of acquisition activity in the latter portion of 2008, the historical pattern of an increase in cash usage during the first half of the year changed. For the year ended December 31, 2009 the Company utilized cash flow from operations to reduce indebtedness, paying down $108.0 million of its outstanding credit facility balance.

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

During the second quarter of 2009, NFP executed the third amendment to its credit facility (the “Third Amendment”). As of December 31, 2009, the Company was in compliance with all of its debt covenants. However, if the Company’s earnings deteriorate, it is possible that NFP would fail to comply with the terms of its credit facility, such as the consolidated leverage ratio covenant, and therefore be in default under the credit facility. See “—Borrowings—Credit Facility” below. Upon the occurrence of such event of default, the majority of lenders under the credit facility could cause amounts currently outstanding to be declared immediately due and payable. Such an acceleration could trigger “cross acceleration provisions” under NFP’s indenture governing the notes; see “—Borrowings—Convertible Senior Notes” below. A summary of the changes in cash and cash equivalents is as follows (in thousands):

	For the years ended December 31,
	2009	2008	2007
Cash flows provided by (used in):
Operating activities	$123,820	$56,451	$108,406
Investing activities	(4,068)	(86,995)	(217,754)
Financing activities	(112,379)	(35,017)	125,324

Net (decrease) increase	7,373	(65,561)	15,976
Cash and cash equivalents—beginning of period	48,621	114,182	98,206

Cash and cash equivalents—end of period	55,994	$48,621	$114,182

NFP has performed additional assessments to determine the impact of recent market developments, including a review of access to liquidity in the capital and credit markets. If the difficult economic conditions continue, leading to longer term disruptions in the capital and credit markets, the Company’s access to liquidity needed for its business could be adversely impacted. The inability to obtain adequate financing from debt or capital sources could force the Company to forgo certain opportunities. Any disruption in NFP’s access to capital could require the Company to take additional measures to conserve cash until alternative credit arrangements or other funding for business needs can be arranged. Measures the Company may take or has already taken include deferring capital expenditures, reducing or eliminating future share repurchases, dividend payments, acquisitions or other discretionary uses of cash. While acquisitions remain a component of the Company’s business strategy over the long term, NFP suspended acquisition activity (with the exception of certain sub-acquisitions or other limited strategic transactions) in the latter part of 2008 in order to conserve cash. NFP continues to assess the market and economic environment. On November 5, 2008, NFP’s Board of Directors directed management to suspend repurchasing additional shares under the current share repurchase authorization and also suspended NFP’s quarterly cash dividend.

Cash and cash equivalents at December 31, 2009 increased $7.4 million from $48.6 million at December 31, 2008 to $56.0 million at December 31, 2009. Significant sources of cash flow in 2009 came from cash received from existing receivables at year end totaling approximately $10.4 million, and proceeds from the sale of businesses totaling approximately $16.1 million. Included within cash provided by operating activities was $5.5 million of cash received for key man life proceeds during the year and $1.9 million in proceeds from the settlement of an NFP-owned key man life insurance policy on a principal during the third quarter. Significant uses of cash in 2009 were for payments to principals and/or certain entities they own of $11.9 million, repayments of the Company’s credit facility of $108.0 million, and payments associated with normal operations. Cash and cash equivalents at December 31, 2008 decreased $65.6 million from $114.2 million at December 31, 2007 to $48.6 million at December 31, 2008. Significant sources of cash flow in 2008 came from operating activities, totaling $56.5 million, net borrowings under NFP’s line of credit of $22.0 million and proceeds from the sale of businesses totaling $22.6 million. Significant uses of cash in 2008 were acquisitions and capital expenditures. In 2008 the Company acquired $15.5 million of base earnings resulting in cash payments of $76.4 million compared with $34.5 million of base earnings resulting in cash payments of $206.4 million in the prior year. Cash and cash equivalents at December 31, 2007 increased by $16.0 million from the prior year end principally due to increased borrowings, including the issuance of $230.0 million of convertible senior notes in

January 2007, to support increased base earnings acquired during the year and the repurchase of common stock from Apollo Investment Fund IV L.P. and Apollo Overseas Partners IV L.P. (collectively, “Apollo”).

NFP filed a shelf registration statement on Form S-3 with the SEC on August 21, 2009. The shelf registration statement provides NFP with the ability to offer, from time to time and subject to market conditions, debt securities, preferred stock or common stock for proceeds in the aggregate amount of up to $80.0 million. In addition, up to 5,000,000 shares of NFP common stock may be sold pursuant to the registration statement by the selling stockholders described therein. The shelf registration statement is intended to give NFP greater flexibility to efficiently raise capital and put the Company in a position to take advantage of favorable market conditions as they arise.

Operating Activities

During the twelve months ended December 31, 2009, cash provided by operating activities was approximately $123.8 million compared with cash provided during the prior year of $56.5 million. The improvement in operating cash for the year ended December 31, 2009 as compared with the prior year corresponding period was largely due to lower earned management fees paid to principals in early 2009 for their 2008 performance. Generally, the portion of earnings above target that are attributable to the principals are paid in the first quarter of the subsequent year. During the year ended December 31, 2009, cash was provided primarily from net income adjusted for non-cash charges, which totaled $109.7 million. Included within cash provided by operating activities was $5.5 million of cash received for key man life proceeds during the year and $1.9 million in proceeds from the settlement of an NFP-owned key man life insurance policy on a principal during the third quarter. Working capital was positively impacted by the net effect of collecting receivables outstanding at the beginning of the period and of new receivables established at the end of the period which totaled approximately $10.4 million. Cash used during the year ended December 31, 2009 was largely the result of a reduction in amounts due to principals and/or certain entities they own of $11.9 million, and other non-current liabilities of $6.1 million. Included within the increase in accrued liabilities was a decrease of $1.8 million related to the ongoing incentive plan, an increase of $9.0 million related to the PIP and an increase of $9.3 million relating to contingent consideration amounts accrued as of December 31, 2009 as compared to December 31, 2008. During the year ended December 31, 2008, cash was provided primarily from net income adjusted for non-cash charges, which totaled $115.8 million, plus the net effect of collecting receivables outstanding at the beginning of the period and new receivables established at the end of the period which totaled $14.0 million. Cash used during the year ended December 31, 2008 was largely the result of a reduction in amounts due to principals and/or certain entities they own of $33.1 million, accrued liabilities of $17.7 million and accounts payable of $5.3 million. The large decrease in accrued liabilities was primarily the result of a decrease in the ongoing incentive plan accrual of $23.2 million. Included in and reducing cash used in operating activities during the year ended December 31, 2008 was $14.4 million paid in connection with the acquisition of a group benefits intermediary and subsequent merger with an existing wholly-owned subsidiary of the Company which has been treated as a prepaid management fee. A portion of this payment has been amortized with the remaining balance included in Other current assets and Other non-current assets. During 2007, cash provided by operating activities was $108.4 million resulting primarily from net income and non-cash charges, an increase in accrued and other liabilities, offset by a decrease in accounts and income taxes payable, and an increase in commissions, fees and premiums receivable, net, and cash, cash equivalents and securities purchased under resale agreements in premium trust accounts.

Investing Activities

During the year ended December 31, 2009, cash used in investing activities was $4.1 million, which was primarily due to $10.0 million in cash reserved at NFPSI pursuant to a limited guarantee and security agreement. The Company paid $7.1 million for purchases of property and equipment, approximately $3.1 million as payments for acquired firms, net of cash acquired and contingent consideration and reserved the $10.0 million in cash at NFPSI. These uses were offset by $16.1 million from proceeds received from the disposal of subsidiaries.

For the year ended December 31, 2009, the Company paid $4.3 million in cash in connection with contingent consideration. During the year ended December 31, 2008 the Company used $76.4 million for payments for acquired firms and contingent consideration. Included within the $76.4 million for acquired firms and contingent consideration was $27.3 million NFP paid in cash in connection with contingent consideration. During the year ended December 31, 2008 cash used in investing activities was $87.0 million principally for the acquisition of firms and property and equipment. In 2008, capital expenditures included approximately $20.2 million due to construction and other costs related to the relocation of the corporate headquarters and the concurrent consolidation of space with seven firms. During 2008 and 2007, the Company used $76.4 million and $206.4 million, respectively, in payments for acquired firms, net of cash acquired, and contingent consideration. Included within the $206.4 million for acquired firms in contingent consideration in 2007, was $26.7 million NFP paid in cash in connection with contingent consideration. During 2008 and 2007, payments for acquired firms represented the largest use of cash in investing activities.

Financing Activities

During the year ended December 31, 2009, cash used in financing activities was approximately $112.4 million, while cash used by financing activities was $35.0 million in 2008 and cash provided by financing activities was $125.3 in 2007. The Company uses its credit facility primarily to fund general corporate purposes. During the year ended December 31, 2009, NFP did not borrow any amounts under its credit facility but repaid $108.0 million of its outstanding credit facility balance. During the year ended December 31, 2008, net borrowings under the Company’s line of credit were $22.0 million. Cash dividends paid in the year ended December 31, 2008 were $33.1 million. During the year ended December 31, 2008, pursuant to NFP’s share repurchase authorization, NFP repurchased 994,500 shares of NFP common stock for $24.6 million. During 2007, NFP issued convertible senior notes resulting in proceeds to NFP, net of associated costs, of $222.4 million. NFP utilized $106.6 million to repurchase 2.3 million shares of its common stock from Apollo in a privately negotiated transaction. NFP also sold warrants for aggregate proceeds of $34.0 million and purchased a convertible note hedge for $55.9 million for a net cost to NFP of $21.9 million. NFP also received $9.2 million in cash proceeds payable to NFP from the exercise of principal and employee stock options. This $9.2 million included $4.7 million (including tax benefit) from the exercise of 349,455 shares in connection with a secondary public offering in January 2007.

Some of the Company’s firms maintain premium trust accounts, which represent payments collected from insureds on behalf of carriers. Funds held in these accounts are invested in cash, cash equivalents and securities purchased under resale agreements overnight. At December 31, 2009, the Company had cash, cash equivalents and securities purchased under resale agreements in premium trust accounts of $75.9 million, an increase of $0.8 million from the balance of $75.1 million from December 31, 2008. During 2008, cash, cash equivalents and securities purchased under resale agreements decreased $5.3 million from the balance of $80.4 million at December 31, 2007 to $75.1 million at December 31, 2008. Changes in these accounts are the result of timing of payments collected from insureds on behalf of insurance carriers.

Borrowings

Credit Facility

NFP’s Credit Agreement among NFP and the financial institutions party thereto is structured as a revolving credit facility and matures on August 22, 2011. The maximum amount of revolving borrowings available under the credit facility as of August 22, 2006 was $212.5 million. NFP has amended its credit facility, most recently in the second quarter of 2009, as discussed in more detail below. The Second Amendment provided, among other terms, for the reduction in maximum revolving borrowings to $200.0 million at December 31, 2009.

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

First Amendment

On January 16, 2007, NFP entered into an amendment (the “First Amendment”) to the Credit Agreement. The First Amendment, among other things, modified certain covenants to which NFP was subject under the Credit Agreement, and made other changes in contemplation of the issuance by NFP of the 0.75% convertible senior notes due February 1, 2012 (discussed separately below). Under the First Amendment, NFP was able incur up to $250.0 million in aggregate principal amount outstanding in unsecured indebtedness and unsecured subordinated indebtedness subject to certain conditions; previously, NFP could incur $75.0 million of unsecured subordinated debt. The First Amendment also provided that cumulative Restricted Payments (as defined in the First Amendment), which include but are not limited to dividends and share repurchases, may not exceed the sum of (i) 50% of consolidated net income for the then completed fiscal quarters of the Company commencing with the fiscal quarter ending March 31, 2006 and (ii) $150.0 million.

Increases in borrowing limits

On May 29, 2007, a new lender was added to the Credit Agreement pursuant to a Lender Joinder Agreement, which increased the $212.5 million credit facility to $225.0 million.

On April 7, 2008, NFP received an increase in the maximum amount of revolving borrowings available under the credit facility (the “Increase”). The Increase was in the amount of $25.0 million and raised the maximum amount of revolving borrowings available under the Credit Agreement from $225.0 million to $250.0 million. As consideration for the Increase, NFP agreed to pay to the Administrative Agent, for the ratable benefit of the increasing lenders, a fee equal to 0.25% of the increased amount of such increasing lenders’ commitment, or approximately $62,500.

Second Amendment

On December 9, 2008, NFP entered into the Second Amendment (the “Second Amendment”) to the Credit Agreement. Under the terms of the Second Amendment, the maximum Consolidated Leverage Ratio was amended to be 3.0 to 1.0 on the last day of the rolling four-quarter period ending December 31, 2008, 3.5 to 1.0 on the last day of the rolling four-quarter period ending March 31, 2009, 3.25 to 1.0 on the last day of the rolling four-quarter period ending June 30, 2009, 3.0 to 1.0 on the last day of the rolling four-quarter period ending September 30, 2009 and 2.5 to 1.0 on the last day of the rolling four-quarter period ending December 31, 2009 and each rolling four-quarter period thereafter. Prior to the Second Amendment, the maximum Consolidated Leverage Ratio was 2.5 to 1. The Second Amendment also provided for the reduction in maximum revolving borrowings to $225.0 million on June 30, 2009 and $200.0 million on December 31, 2009. All capitalized terms used in this “Second Amendment” section are as defined in the Credit Agreement.

The Second Amendment included a new Consolidated Fixed Charge Coverage Ratio, defined as the ratio of (i) EBITDA less Capital Expenditures made and taxes paid to (ii) Consolidated Fixed Charges. NFP will be obligated to maintain a minimum Consolidated Fixed Charge Coverage Ratio of 2.0 to 1.0 on a rolling four-quarter basis, to be first tested on the last day of the fiscal quarter during which Restricted Payments in respect of dividends and repurchases of stock are made. The Credit Agreement’s negative covenant regarding Restricted Payments was amended so that NFP will be permitted to make Restricted Payments in the form of dividend payments and repurchases of its own stock so long as (i) both before and after giving effect to such payment, no Default or Event of Default shall have occurred and be continuing on a pro forma basis, and (ii) after giving effect to such payment, (A) the Consolidated Leverage Ratio shall not be more than 2.5 to 1.0, on a pro forma basis, (B) the Consolidated Fixed Charge Coverage Ratio shall not be less than 2.0 to 1.0, on a pro forma basis and (C) Minimum Liquidity shall not be less than $50.0 million.

The definition of Consolidated Total Debt was amended to take into account the impact of new guidance related to the accounting for business combinations. The definition of EBITDA was amended to take into the account the impact of new guidance related to the accounting for business combinations and for new accounting guidance related to the definition of fair value. The definition of Indebtedness was amended to include the Company’s earn-out obligations and contingent consideration obligations incurred in connection with acquisitions. As of January 1, 2009, for purposes of determining Consolidated Total Debt, the definition of Indebtedness will include earnout obligations and other contingent consideration obligations only to the extent required to be set forth pursuant to the new guidance related to the accounting for business combinations on the Company’s consolidated financial statements.

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

NFP’s access to funds under its credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments and the Company’s compliance with all covenants under the facility. Those banks may not be able to meet their funding commitments to NFP if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from other borrowers within a short period of time. Any disruption in the ability to borrow could require NFP to take measures to conserve cash until markets stabilize or until alternative credit arrangements or other funding for its business needs could be arranged.

Third Amendment

On May 6, 2009, NFP entered into the Third Amendment to its Credit Agreement. Under the terms of the Third Amendment, the definition of EBITDA has been amended to expressly provide that the non-cash impairment of goodwill and intangible assets associated with the Company’s evaluation of intangible assets for the first quarter of 2009 in accordance with GAAP will be disregarded in the calculation of EBITDA.

As of December 31, 2009, the Company was in compliance with all of its debt covenants. However, if the Company’s earnings deteriorate, it is possible that NFP would fail to comply with the terms of its credit facility, such as the consolidated leverage ratio covenant, and therefore be in default under the credit facility. Upon the occurrence of such event of default, the majority of lenders under the credit facility could cause amounts currently outstanding to be declared immediately due and payable. Such an acceleration could trigger “cross acceleration provisions” under NFP’s indenture governing the notes; see “—Convertible Senior Notes” below.

As of December 31, 2009 the year-to-date weighted average interest rate for NFP’s credit facility was 3.31%. The combined weighted average of NFP’s credit facility in the prior year was 4.55%.

NFP had a balance of $40.0 million outstanding under its credit facility as of December 31, 2009, below the maximum allowable balance of $200.0 million. At December 31, 2008, outstanding borrowings were $148.0 million.

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

Adoption of new accounting guidance

On January 1, 2009, the Company adopted new guidance related to the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). The new guidance applies to NFP’s convertible senior notes (see “Note 9—Borrowings”). The new guidance requires NFP to separate the convertible senior notes into two separate components: a non-convertible note and a conversion option. As a result, NFP is required to recognize interest expense on its convertible senior notes at their non-convertible debt borrowing rate (6.62%) rather than at their stated face rate (0.75%). With the change in accounting principle required by the new guidance, NFP is required to amortize to interest expense the excess of the principal amount of the liability component of its notes over the carrying amount using the interest method, and the non-cash portion of interest expense relating to the discount on the notes is now recognized as a charge to earnings. The new guidance does not have any impact on cash payments or obligations due under the terms of the notes. As required, effective January 1, 2009, NFP’s comparative financial statements of prior years have been adjusted to apply its provisions retrospectively. For more detail on the effects of the change in accounting principle, see “Note 2—Summary of Significant Accounting Policies—Recently adopted accounting standards.”

As of December 31, 2009 the net carrying amount of the notes was $204.5 million and the unamortized discount of the notes within additional paid-in capital was $25.5 million. As of December 31, 2008 the net carrying amount of the notes was $193.5 million and the unamortized discount was $36.5 million. As of December 31, 2009 and December 31, 2008 the principal amount of the notes was $230.0 million. The discount on the notes is being amortized over the life of the notes. The effective interest rate on the notes is 6.62%. For the year ended December 31, 2009, the amount of interest expense incurred by NFP relating to the notes for cash interest paid and for the amortization of the discount is approximately $12.8 million.

As of December 31, 2009 the conversion rate for the notes is 18.0679 shares of common stock per $1,000 principal amount of notes, equivalent to a conversion price of approximately $55.35 per share of common stock. As of December 31, 2009 the instrument’s converted value did not exceed its principal amount of $230.0 million.

Dividends

On November 5, 2008, NFP’s Board of Directors suspended NFP’s quarterly cash dividend. Previously, NFP paid a quarterly cash dividend of $0.21 per share of common stock on January 7, 2008, April 7, 2008, July 7, 2008 and October 7, 2008. The declaration and payment of future dividends to holders of NFP’s common stock will be at the discretion of NFP’s Board of Directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements, and other factors as NFP’s Board of Directors deems relevant.

Notes receivable

The Company encourages succession planning in the management of its firms. See “Business—Operations—Succession Planning.” NFP has financed several purchases of interests in entities owned by principals or applicable management agreements to facilitate succession. This financing is secured by management fees and, in other cases, is secured by other assets.

NFP typically advances management fees monthly to principals and/or certain entities they own for up to nine months while monitoring the performance of the firms to determine if the actual earnings are on track to meet or exceed target earnings. If earnings are not equal to or greater than pro rata target earnings, NFP ceases to pay or reduces the management fee advance. If an over advance of a management fee exists, the principal and/or such entities are expected to repay the advance within 30 days of the end of the calendar year. If a principal and/or such entities cannot repay the over advance, NFP has allowed principals and/or such entities to repay the advance over time. In these cases, NFP generally requires the principals and/or such entities to provide it with an interest-bearing note in an amount equal to the over advance, generally secured by the principals’ and/or such entities’ shares of NFP’s common stock and in some cases, is secured by other assets.

The Company has from time to time disposed of firms. NFP has also agreed, in certain cases, to reduce the levels of base earnings and target earnings in exchange for a payment from the principals of a firm. In these situations, NFP typically takes back a note for a portion of the cost of the disposition or the restructuring to the principal.

As of the following dates, notes receivable were as follows:

	As of December 31,
	2009	2008
	(in thousands)
Notes from principals and/or certain entities they own	$30,714	$28,732
Notes received in connection with dispositions	14,779	4,189
Other notes receivable	874	1,628

	46,367	34,549
Less: allowance for uncollectible notes	(7,922)	(4,370)

Total notes receivable, net	$38,445	$30,179

NFP considers applying a reserve to a promissory note when it becomes apparent that conditions exist that may lead to NFP’s inability to fully collect on outstanding amounts due. Such conditions include delinquent or late payments on loans, deterioration in the credit worthiness of the borrower, and other relevant factors. When such conditions lead to an expectation of a loss, NFP generally applies a reserve to the uncollateralized portion of the promissory note. The reserve is generally based on NFP’s payment and collection experience, and whether NFP has an ongoing relationship with the borrower. In instances where the borrower is a principal, NFP has the contractual right to offset management fees earned with any payments due under a promissory note.

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

Leases

At December 31, 2009, future minimum rentals for operating leases (which may be subject to escalation clauses) primarily consisted of real estate leases that had initial or uncancelable lease terms in excess of one year and were payable as follows:

	Payments Due By Period
(in thousands)	2010	2011	2012	2013	2014	Thereafter through 2023	Total
Operating lease obligations	$31,003	$27,598	$24,655	$21,995	$19,628	$97,735	$222,614
Less sublease arrangements	(3,522)	(4,518)	(4,518)	(4,606)	(4,501)	(2,335)	(24,000)

Total minimum lease obligations	$27,481	$23,080	$20,137	$17,389	$15,127	$95,400	$198,614

At December 31, 2009, the Company remains secondarily liable on two assigned leases. The maximum potential of undiscounted future payments is $0.3 million as of December 31, 2009. Lease option dates vary with some extending to 2011.

On November 23, 2009, NFP entered into a sublease for one of the floors of NFP’s corporate headquarters. The sublease expires on August 14, 2023 and contains a termination clause that grants NFP the option to terminate the sublease on the day immediately preceding the fifth or ninth year. For the year ended December 31, 2009, the Company recognized a $9.0 million loss in corporate and other expenses and a $5.5 million acceleration in amortization and depreciation expense on certain leasehold improvements, based upon the first termination period of the sublease. Should NFP elect to continue the sublease after the first termination period, NFP may recognize an additional loss.

Letter of credit

NFP’s credit facility provides for the issuance of letters of credit of up to $35 million on NFP’s behalf, provided that, after giving effect to the letters of credit, NFP’s available borrowing amount is greater than zero. The Company was contingently obligated for letters of credit in the amount of $1.6 million as of December 31, 2009.

Contingent consideration and contingent firm employee payments

In order to better determine the economic value of the businesses the Company has acquired, the Company has incorporated contingent consideration, or earnout, provisions into the structure of its acquisitions since the beginning of 2001. These arrangements generally provide for the payment of additional consideration to the sellers upon the firm’s satisfaction of certain compounded growth rate thresholds over the three-year period generally following the closing of the acquisition. In a small number of cases, contingent consideration may also be payable after shorter periods. As of December 31, 2009, 15 acquisitions are within their initial three-year contingent consideration measurement period. For acquisitions effective prior to January 1, 2009, contingent consideration is considered to be additional purchase consideration and is accounted for as part of the purchase price of the Company’s acquired firms when the outcome of the contingency is determined beyond a reasonable doubt. For acquisitions completed after January 1, 2009, in accordance with GAAP, contingent consideration amounts are fair valued at the acquisition date and are included on that basis in reported purchase price consideration at the time of the acquisition with subsequent adjustments recorded in the statement of operations.

In connection with certain acquisitions, the Company also has agreed to make certain contingent payments to employees of its acquired firms, contingent upon the satisfaction of established performance milestones. These payments are expensed as employee compensation.

The minimum contingent payments which could be payable as purchase consideration and employee compensation in each year is zero. The maximum contingent payment which could be payable as purchase consideration and employee compensation based on commitments outstanding as of December 31, 2009 consists of the following:

Schedule of maximum contingent payments

(in thousands)	2010	2011	2012	2013
Purchase consideration	$111,887	$80,091	$241	$400

Contingent consideration payable for acquisitions consummated in 2006 would generally be payable by the end of 2009. NFP currently anticipates using contingent consideration arrangements in future acquisitions, which would result in an increase in the maximum contingent consideration amount in 2010 and thereafter.

The maximum consideration is generally payable upon a firm achieving a compound annual growth rate of 35%, or higher, in earnings during the first three years following acquisition. The payments of purchase consideration are generally made in cash and NFP common stock (based on the average closing price of NFP common stock for the 20 trading days up to and including the end of the period), in proportions that vary among acquisitions. Contingent firm employee payments are generally payable in cash and recorded as an expense in the year earned.

Contractual Obligations

In January 2007, NFP issued $230.0 million (including over-allotment) aggregate principal amount of convertible senior notes. The convertible senior notes are senior unsecured obligations and rank equally with NFP’s existing or future senior debt and senior to any subordinated debt. See “—Liquidity and Capital Resources—Borrowings—Convertible Senior Notes” for more information. In September 2007, NFP entered into a lease for its current corporate headquarters. In August 2007, NFP also entered into a sublease agreement for its previous office space. In November 2009, NFP entered into a sublease agreement for a portion of its current corporate headquarters.

The table below shows NFP’s contractual obligations as of December 31, 2009:

	Payment due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Convertible senior notes	$233,594	$1,725	$231,869	$—	$—
Operating lease obligations, net	198,614	27,481	60,606	44,955	65,572

Total contractual obligations	$432,208	$29,206	$292,475	$44,955	$65,572

As of December 31, 2009, the Company’s liability for uncertain tax positions was $21.1 million. The Company was unable to reasonably estimate the timing of liability payments in any individual year due to uncertainties in the timing of the effective settlement of tax positions. NFP has other unrecognized tax positions that were not recorded on the Consolidated Balance Sheet in accordance with the relevant guidance. See Note 13 of the Notes to Consolidated Financial Statements for further information regarding unrecognized tax positions.

Segment Information

In June 1997, the FASB issued guidance relating to disclosures about enterprise segments and related information. This guidance established standards for the way companies report information about operating segments in financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. In accordance with GAAP, the Company has determined that it operates in a single segment within the financial services industry entirely within the United States of America, its territories and Canada.

It is impracticable for the Company to disclose the revenue from external customers for corporate and executive benefits, life insurance and wealth transfer and financial planning and investment advisory services, as the Company does not have available discrete financial information for such specific products and services.

While as of the year ended December 31, 2009 the Company did not manage its business based on specific revenue categories, management continually assesses the Company’s reporting processes and plans to develop a reporting infrastructure to accommodate more robust client, product and service-level information.

Critical Accounting Policies

Business acquisitions, purchase price allocations and intangible assets

Since the Company’s formation and through December 31, 2009, it has completed 266 acquisition transactions, including 46 sub-acquisitions. All of these transactions have been accounted for using the purchase method, and their related net assets and results of operations were included in NFP’s consolidated financial statements commencing on their respective acquisition dates. Certain of the acquisitions have provisions for additional contingent consideration based upon the financial results achieved over a multi-year period. This additional consideration is reflected as an increase in goodwill when results are achieved and the outcome of the contingency is determinable beyond a reasonable doubt.

The Company allocates the excess of purchase price over net assets acquired to book of business, management contracts, institutional customer relationships, trade name and goodwill. The Company amortizes intangibles over a 10-year period for book of business, a 25-year period for management contracts and an 18-year period for institutional customer relationships.

Intangible assets are presented net of accumulated amortization and consist of the following:

	As of December 31,
	2009	2008
	(in thousands)
Book of business	$104,669	$131,297
Management contracts	258,456	308,189
Trade name	4,831	10,207
Institutional customer relationships	11,557	12,430
Goodwill	63,887	635,693

Total intangible assets and goodwill	$443,400	$1,097,816

Amortization expense consisted of the following:

	For the years ended December 31,
	2009	2008	2007
	(in thousands)
Book of business	$21,215	$22,800	$19,043
Management contracts	14,464	15,522	14,388
Trade name	—	—	—
Institutional customer relationships	872	872	872
Goodwill	—	—	—

Total amortization	$36,551	$39,194	$34,303

Impairment of goodwill and other intangible assets

The Company evaluates its amortizing (long-lived assets) and non-amortizing intangible assets for impairment in accordance with GAAP.

In accordance with GAAP, long-lived assets, such as purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company generally performs its recoverability test on a quarterly basis for each of its acquired firms that have experienced a significant deterioration in its business indicated principally by either an inability to produce base earnings for a period of time or in the event of a restructure in base. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted cash flows expected to be generated by the asset and by the eventual disposition of the asset. If the estimated undiscounted cash flows are less than the carrying amount of the underlying asset, an impairment may exist. The Company measures impairments on identifiable intangible assets subject to amortization by comparing the fair value of the asset to the carrying amount of the asset. In the event that the discounted cash flows are less than the carrying amount, an impairment charge will be recognized for the difference in the consolidated statements of operations.

For the years ended December 31, 2009, 2008, and 2007, the Company recorded impairment losses of $27.0 million, $6.3 million, and $2.3 million respectively, related to management contract and book of business, which is reflected in the consolidated statements of operations.

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

For the years ended December 31, 2009, 2008, and 2007, the Company recorded impairment losses of $591.5 million, $35.0 million, and $5.5 million, respectively, related to goodwill and trade name, which is reflected in the consolidated statements of operations. See “Note 16—Goodwill and Other Intangible Assets—Impairment of goodwill and intangible assets.”

Revenue recognition

Insurance and annuity commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. First-year commissions are calculated as a percentage of the first twelve months’ premium on the policy and earned in the year that the policy is originated. In many cases, the Company receives renewal commissions for a period following the first year, if the policy remains in force. Some of the Company’s firms also receive fees for the settlement of life insurance policies. These fees are generally based on a percentage of the settlement proceeds received by their clients, and recognized as revenue when the policy is transferred and the rescission period has ended. The Company also earns commissions on the sale of insurance policies written for benefit programs. The commissions are paid each year as long as the client continues to use the product and maintain its broker of record relationship with the Company. Additionally, the Company earns fees for the development and implementation of corporate and executive benefit programs as well as fees for the duration that these programs are administered. Asset-based fees are also earned for administrative services or consulting related to certain benefits plans. Insurance commissions are recognized as revenue when the following criteria are met: (1) the policy application and other carrier delivery requirements are substantially complete, (2) the premium is paid, and (3) the insured party is contractually committed to the purchase of the insurance policy. Carrier delivery requirements may include additional supporting documentation, signed amendments and premium payments. Subsequent to the initial issuance of the insurance policy, premiums are billed directly by carriers. Commissions earned on renewal premiums are generally recognized upon receipt from the carrier, since that is typically when the Company is first notified that such commissions have been earned. The Company carries an allowance for policy cancellations, which approximated $1.2 million at each of December 31, 2009, 2008 and 2007, that is periodically evaluated and adjusted as necessary. Miscellaneous commission adjustments are generally recorded as they occur. Contingent commissions are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably estimated prior to receipt of the commission.

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

Effective January 1, 2007, NFP established a qualified Employee Stock Purchase Plan (“ESPP”). The ESPP is designed to encourage the purchase of common stock by NFP’s employees, further aligning interests of employees and stockholders and providing incentive for current employees. Up to 3,500,000 shares of common stock are currently available for issuance under the ESPP. The ESPP enables all regular and part-time employees who have worked for NFP for at least one year to purchase shares of NFP common stock through payroll deductions of any whole dollar amount of a participant’s eligible compensation per pay period, up to an annual maximum of $10,000. The employees’ purchase price is 85% of the lesser of the closing market price of the common stock on the first or the last day of the quarterly offering period. The Company recognizes compensation expense related to the compensatory nature of the discount given to employees who participate in the ESPP, which totaled $0.6 million, $0.5 million and $0.4 million for the year ended December 31, 2009, 2008 and 2007, respectively.

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

Effective January 1, 2007, the Company adopted new guidance, which clarified the accounting for uncertain tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company’s liability for unrecognized tax benefits increased (decreased) by $(0.7) million, $3.3 million and $5.1 million during the years ended December 31, 2009, December 31, 2008 and December 31, 2007, respectively. Estimated interest and penalties related to the underpayment of income taxes and reported in income tax expense totaled $0.9 million in 2009, $1.3 million in 2008 and $1.3 million in 2007.

As of December 31, 2009, the Company is subject to U.S. federal income tax examinations for the tax years 2006 through 2008, and to various state and local income tax examinations for the tax years 2001 through 2008.

The Company believes that it is reasonably possible that the total amounts of unrecognized tax benefits could significantly decrease within the next twelve months due to the settlement of state income tax audits and expiration of statutes of limitations in various state and local jurisdictions; however, quantification of an estimated range cannot be made at this time.

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162 (“SFAS 168”),” which became the source of authoritative GAAP recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the FASB Accounting Standards Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the FASB Accounting Standards Codification became non-authoritative. The Company adopted SFAS 168 as it became effective for financial statements issued for interim and annual periods ending after September 15, 2009. Upon the adoption of SFAS 168, beginning for the interim reporting period ending September 30, 2009, references to authoritative accounting literature have been modified to “plain English” in accordance with the adoption of SFAS 168.

On January 1, 2009, the Company adopted new guidance related to the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). The new guidance applies to NFP’s $230.0 million (including over-allotment) aggregate principal amount of 0.75% convertible senior notes due February 1, 2012 (the “notes” or the “convertible senior notes”) (see “Note 9—Borrowings”). The new guidance requires NFP to separate the convertible senior notes into two separate components: a non-convertible note and a conversion option. As a result, NFP is required to recognize interest expense on its convertible senior notes at their non-convertible debt borrowing rate (6.62%) rather than at their stated face rate (0.75%). With the change in accounting principle required by the new guidance, NFP is required to amortize to interest expense the excess of the principal amount of the liability component of its notes over the carrying amount using the interest method, and the non-cash portion of interest expense relating to the discount on the notes is now recognized as a charge to earnings. Previously, NFP recorded the cost incurred in connection with the convertible note hedge, including the related tax benefit, and the proceeds from the sale of the warrants as adjustments to additional paid-in capital. As such, the face value of the notes of $230.0 million was previously shown as a liability on the consolidated statement of financial condition and the discount was recognized as an adjustment to additional paid-in capital of $55.9 million. In addition, interest expense was previously recognized through earnings based only on the stated rate of the notes.

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

For more detail on the effects of change in accounting principle, see “Note 2—Summary of Significant Accounting Policies—Recently adopted accounting guidance.”

Off-Balance Sheet Arrangements

The Company had no material off-balance sheet arrangements during the year ended December 31, 2009.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

Based on the weighted average borrowings under NFP’s current and previous credit facilities during the years ended December 31, 2009 and 2008, a 1% change in short-term interest rates would have affected the Company’s pre-tax income by approximately $1.1 million for 2009 and $1.8 million for 2008. Based on the weighted average amount of cash, cash equivalents and securities purchased under resale agreements in premium trust accounts, a 1% change in short-term interest rates would have affected the Company’s pre-tax income by approximately $1.3 million in 2009 and $1.6 million in 2008.

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

None.

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

As of December 31, 2009, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2009, is effective.

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

Management has excluded from its assessment of internal control over financial reporting at December 31, 2009, two financial services firms acquired in purchase business combinations during 2009. These firms, each of which is wholly-owned and individually insignificant to the consolidated results of the Company, comprised, in aggregate, less than 1% and less than 1% of consolidated total revenue and consolidated total assets, respectively, for the year ended December 31, 2009.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, was audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on pages F-2 and F-3, which expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding the directors and executive officers of NFP and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference from the sections captioned “Information About the Company’s Directors, Nominees and Executive Officers” and “Security Ownership of Certain Beneficial Owners and Management—Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Information regarding NFP’s Audit Committee and the procedures by which stockholders may recommend nominees to NFP’s Board of Directors is incorporated herein by reference from the section captioned “Corporate Governance” in the Proxy Statement.

NFP has adopted a Code of Ethics for the Company’s CEO and senior financial officers (the “Code of Ethics for CEO and Senior Financial Officers”). In addition, the Company has adopted a Code of Business Conduct and Ethics (the “Code of Business Conduct and Ethics”) that applies to all directors and employees of the Company, including NFP’s CEO and CFO. Copies of the Company’s Code of Business Conduct and Ethics and Code of Ethics for CEO and Senior Financial Officers are available on the Company’s Web site at http://www.nfp.com and may also be obtained upon request without charge by writing to the Corporate Secretary, National Financial Partners Corp., 340 Madison Avenue, New York, New York 10173. The Company will post to its Web site any amendments to the Code of Ethics for CEO and Senior Financial Officers or the Code of Business Conduct and Ethics, and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE.

Copies of NFP’s Corporate Governance Guidelines and the charters of NFP’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are available on the Company’s Web site at http://www.nfp.com and may also be obtained upon request without charge by writing to the Corporate Secretary, National Financial Partners Corp., 340 Madison Avenue, New York, New York 10173.

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

(3) List of Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of National Financial Partners Corp. (incorporated by reference to Exhibit 3.1 to NFP’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

3.1a	Certificate of Amendment of Amended and Restated Certificate of Incorporation of National Financial Partners Corp. (incorporated by reference to Exhibit 3.2 to NFP’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

3.1b	Certificate of Amendment of Certificate of Incorporation of National Financial Partners Corp. (incorporated by reference to Exhibit 3.2a to NFP’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 filed on August 5, 2009)

3.2	National Financial Partners Corp. Amended and Restated By-Laws (incorporated by reference to Exhibit 3.3 to NFP’s Quarterly Report on Form 10-Q for the period ended September 30, 2009 filed on November 4, 2009)

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 of NFP’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

4.2	Form of Second Amended and Restated Stockholders Agreement, dated as of February 13, 2004, among National Financial Partners Corp., Apollo Investment Fund IV, LP and each of the stockholders party thereto (incorporated by reference to Exhibit 4.2 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 12, 2004)

4.3	Form of Lock-up Agreement (incorporated by reference to Exhibit 4.3 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 12, 2004)

4.4a	Indenture, dated as of January 16, 2007, between National Financial Partners Corp. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to NFP’s Current Report on Form 8-K filed on January 22, 2007)

4.4b	First Supplemental Indenture, dated as of January 22, 2007, between National Financial Partners Corp. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to NFP’s Current Report on Form 8-K filed on January 25, 2007)

4.5	Confirmation regarding convertible bond hedge transaction, dated January 17, 2007, between National Financial Partners Corp. and Goldman Sachs Financial Markets, L.P. (incorporated by reference to Exhibit 10.1 to NFP’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed on May 4, 2007)

Exhibit No.	Description
4.6a	Confirmation regarding issuer warrant transaction, dated January 17, 2007, between National Financial Partners Corp. and Goldman Sachs Financial Markets, L.P. (incorporated by reference to Exhibit 10.2a to NFP’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed on May 4, 2007)

4.6b	Amendment to the Confirmation regarding issuer warrant transaction, dated January 18, 2007, between National Financial Partners Corp. and Goldman Sachs Financial Markets, L.P. (incorporated by reference to Exhibit 10.2b to NFP’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed on May 4, 2007)

10.1a	Credit Agreement, dated as of August 22, 2006, among National Financial Partners Corp., the financial institutions party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on August 22, 2006)

10.1b	Amendment to Credit Agreement, dated as of January 16, 2007, among National Financial Partners Corp., the financial institutions party thereto and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 10.2 to NFP’s Current Report on Form 8-K filed on January 19, 2007)

10.1c	Second Amendment to Credit Agreement, dated as of December 9, 2008, among National Financial Partners Corp., the financial institutions party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on December 10, 2008)

10.1d	Third Amendment to Credit Agreement, dated as of May 6, 2009, among National Financial Partners Corp., the financial institutions party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on May 11, 2009)

10.2	Lease, dated August 19, 1993, between Prentiss Properties Acquisition Partners, L.P. and NFP Insurance Services, Inc., as amended through January 1, 2002 (incorporated by reference to Exhibit 10.7 to NFP’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

10.3	Agreement of Lease, dated as of September 9, 2004, and letter agreement thereto, dated as of September 28, 2004, by and among The Equitable Life Assurance Society of the United States and Elas Securities Acquisition Corp. and National Financial Partners Corp. (incorporated by reference to Exhibit 10.9 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.4a	Lease, dated as of September 4, 2007, between Broadway 340 Madison Operator LLC and National Financial Partners Corp. (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on September 5, 2007)

10.4b	First Amendment of Lease, dated as of December 11, 2007, between Broadway 340 Madison Operator LLC and National Financial Partners Corp. (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on December 13, 2007)

10.5	Sublease, dated August 31, 2007, between National Financial Partners Corp. and Keefe, Bruyette & Woods, Inc. (incorporated by reference to Exhibit 10.2 to NFP’s Current Report on Form 8-K filed on September 5, 2007)

10.6	Sublease, dated as of November 20, 2009, by and between National Financial Partners Corp. and RBC Madison Avenue LLC (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on November 30, 2009)

Exhibit No.	Description
10.7	National Financial Partners Corp. Amended and Restated 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.8	National Financial Partners Corp. Amended and Restated 2002 Stock Incentive Plan for Principals and Managers (incorporated by reference to Exhibit 10.6 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.9	National Financial Partners Corp. Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.10	National Financial Partners Corp. Amended and Restated 2000 Stock Incentive Plan for Principals and Managers (incorporated by reference to Exhibit 10.14 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.11	National Financial Partners Corp. Amended and Restated 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.12	Form of Notice of Grant of Restricted Stock Units under 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.16a to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.13	Form of Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.16b to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.14	National Financial Partners Corp. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to NFP’s Registration Statement on Form S-8 filed on December 13, 2006)

10.15	Amended and Restated National Financial Partners Corp. Deferred Compensation Plan for Employees of National Financial Partners, NFP Securities, Inc. and NFP Insurance Services, Inc. (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on March 27, 2009)

10.16	National Financial Partners Corp. 2009 Stock Incentive Plan (incorporated by reference to Appendix B to NFP’s Definitive Proxy Statement on Schedule 14A, filed on April 21, 2009)

10.17	National Financial Partners Corp. 2009 Management Incentive Plan (incorporated by reference to Appendix C to NFP’s Proxy Statement on Schedule 14A, filed on April 21, 2009)

10.18	Form of Notice of Grant of Restricted Stock Units under 2009 Stock Incentive Plan and Additional Terms and Conditions of Restricted Stock Unit Grant for Employees of National Financial Partners Corp. (incorporated by reference to Exhibit 10.25 to NFP’s Quarterly Report on Form 10-Q for the period ended September 30, 2009 filed on November 4, 2009)

10.19	Form of Notice of Grant of Restricted Stock Units under 2009 Stock Incentive Plan and Additional Terms and Conditions of Restricted Stock Unit Grant for Directors of National Financial Partners Corp. (incorporated by reference to Exhibit 10.26 to NFP’s Quarterly Report on Form 10-Q for the period ended September 30, 2009 filed on November 4, 2009)

10.20	National Financial Partners Corp. Severance Policy (incorporated by reference to Exhibit 10.20 to NFP’s Annual Report on Form 10-K for the period ended December 31, 2008 filed on February 13, 2009)

Exhibit No.	Description
10.21a	Employment Agreement, amended and restated as of February 15, 2005, between National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on February 18, 2005)

10.21b	Amendment and Waiver, dated as of November 16, 2006, by National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on November 20, 2006)

10.21c*	Letter Agreement, dated December 10, 2009, between National Financial Partners Corp. and Jessica M. Bibliowicz

10.21d	Notice of Grant of Restricted Stock Units to Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.2 to NFP’s Current Report on Form 8-K filed on February 18, 2005)

10.21e	Restricted Stock Unit Agreement, dated as of February 16, 2005, between National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.3 to NFP’s Current Report on Form 8-K filed on February 18, 2005)

10.22a	Letter Agreement, dated August 4, 2008, between National Financial Partners Corp. and Donna J. Blank (incorporated by reference to Exhibit 10.1 to NFP’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 filed on August 7, 2008)

10.22b	Employment Inducement Restricted Stock Unit Agreement, dated April 17, 2009, between National Financial Partners Corp. and Donna J. Blank (incorporated by reference to Exhibit 10.1 to NFP’s Quarterly Report on Form 10-Q for the period ended March 31, 2009 filed on May 11, 2009)

10.23	National Financial Partners Corp. Change In Control Severance Plan Participation Schedule of Douglas Hammond, dated May 4, 2007 (incorporated by reference to Exhibit 10.5 to NFP’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed on May 4, 2007)

10.24	National Financial Partners Corp. Change in Control Severance Plan Participation Schedule of Michael Goldman, dated June 26, 2007 (incorporated by reference to Exhibit 10.18 to NFP’s Annual Report on Form 10-K for the period ended December 31, 2008 filed on February 13, 2009)

10.25	National Financial Partners Corp. Change in Control Severance Plan Participation Schedule of James Gelder dated July 1, 2007 (incorporated by reference to Exhibit 10.19 to NFP’s Annual Report on Form 10-K for the period ended December 31, 2008 filed on February 13, 2009)

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

21.1*	Subsidiaries of NFP

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL FINANCIAL PARTNERS CORP.

Date: February 12, 2010	By:	/s/ JESSICA M. BIBLIOWICZ
	Name:	Jessica M. Bibliowicz
	Title:	Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JESSICA M. BIBLIOWICZ Jessica M. Bibliowicz	Chairman, President and Chief Executive Officer (Principal executive officer)	February 12, 2010

/s/ DONNA J. BLANK Donna J. Blank	Executive Vice President and Chief Financial Officer (Principal financial officer)	February 12, 2010

/s/ BRETT R. SCHNEIDER Brett R. Schneider	Senior Vice President and Controller (Principal accounting officer)	February 12, 2010

/s/ STEPHANIE W. ABRAMSON Stephanie W. Abramson	Director	February 12, 2010

/s/ ARTHUR S. AINSBERG Arthur S. Ainsberg	Director	February 12, 2010

/s/ R. BRUCE CALLAHAN R. Bruce Callahan	Director	February 12, 2010

/s/ JOHN A. ELLIOTT John A. Elliott	Director	February 12, 2010

/s/ SHARI LOESSBERG Shari Loessberg	Director	February 12, 2010

/s/ KENNETH C. MLEKUSH Kenneth C. Mlekush	Director	February 12, 2010

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of National Financial Partners Corp. (incorporated by reference to Exhibit 3.1 to NFP’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

3.1a	Certificate of Amendment of Amended and Restated Certificate of Incorporation of National Financial Partners Corp. (incorporated by reference to Exhibit 3.2 to NFP’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

3.1b	Certificate of Amendment of Certificate of Incorporation of National Financial Partners Corp. (incorporated by reference to Exhibit 3.2a to NFP’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 filed on August 5, 2009)

3.2	National Financial Partners Corp. Amended and Restated By-Laws (incorporated by reference to Exhibit 3.3 to NFP’s Quarterly Report on Form 10-Q for the period ended September 30, 2009 filed on November 4, 2009)

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 of NFP’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

4.2	Form of Second Amended and Restated Stockholders Agreement, dated as of February 13, 2004, among National Financial Partners Corp., Apollo Investment Fund IV, LP and each of the stockholders party thereto (incorporated by reference to Exhibit 4.2 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 12, 2004)

4.3	Form of Lock-up Agreement (incorporated by reference to Exhibit 4.3 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 12, 2004)

4.4a	Indenture, dated as of January 16, 2007, between National Financial Partners Corp. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to NFP’s Current Report on Form 8-K filed on January 22, 2007)

4.4b	First Supplemental Indenture, dated as of January 22, 2007, between National Financial Partners Corp. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to NFP’s Current Report on Form 8-K filed on January 25, 2007)

4.5	Confirmation regarding convertible bond hedge transaction, dated January 17, 2007, between National Financial Partners Corp. and Goldman Sachs Financial Markets, L.P. (incorporated by reference to Exhibit 10.1 to NFP’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed on May 4, 2007)

4.6a	Confirmation regarding issuer warrant transaction, dated January 17, 2007, between National Financial Partners Corp. and Goldman Sachs Financial Markets, L.P. (incorporated by reference to Exhibit 10.2a to NFP’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed on May 4, 2007)

4.6b	Amendment to the Confirmation regarding issuer warrant transaction, dated January 18, 2007, between National Financial Partners Corp. and Goldman Sachs Financial Markets, L.P. (incorporated by reference to Exhibit 10.2b to NFP’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed on May 4, 2007)

10.1a	Credit Agreement, dated as of August 22, 2006, among National Financial Partners Corp., the financial institutions party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on August 22, 2006)

Exhibit No.	Description
10.1b	Amendment to Credit Agreement, dated as of January 16, 2007, among National Financial Partners Corp., the financial institutions party thereto and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 10.2 to NFP’s Current Report on Form 8-K filed on January 19, 2007)

10.1c	Second Amendment to Credit Agreement, dated as of December 9, 2008, among National Financial Partners Corp., the financial institutions party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on December 10, 2008)

10.1d	Third Amendment to Credit Agreement, dated as of May 6, 2009, among National Financial Partners Corp., the financial institutions party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on May 11, 2009)

10.2	Lease, dated August 19, 1993, between Prentiss Properties Acquisition Partners, L.P. and NFP Insurance Services, Inc., as amended through January 1, 2002 (incorporated by reference to Exhibit 10.7 to NFP’s Registration Statement on Form S-1 (Amendment No. 4) (No. 333-105104) filed on September 15, 2003)

10.3	Agreement of Lease, dated as of September 9, 2004, and letter agreement thereto, dated as of September 28, 2004, by and among The Equitable Life Assurance Society of the United States and Elas Securities Acquisition Corp. and National Financial Partners Corp. (incorporated by reference to Exhibit 10.9 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.4a	Lease, dated as of September 4, 2007, between Broadway 340 Madison Operator LLC and National Financial Partners Corp. (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on September 5, 2007)

10.4b	First Amendment of Lease, dated as of December 11, 2007, between Broadway 340 Madison Operator LLC and National Financial Partners Corp. (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on December 13, 2007)

10.5	Sublease, dated August 31, 2007, between National Financial Partners Corp. and Keefe, Bruyette & Woods, Inc. (incorporated by reference to Exhibit 10.2 to NFP’s Current Report on Form 8-K filed on September 5, 2007)

10.6	Sublease, dated as of November 20, 2009, by and between National Financial Partners Corp. and RBC Madison Avenue LLC (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on November 30, 2009)

10.7	National Financial Partners Corp. Amended and Restated 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.8	National Financial Partners Corp. Amended and Restated 2002 Stock Incentive Plan for Principals and Managers (incorporated by reference to Exhibit 10.6 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.9	National Financial Partners Corp. Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.10	National Financial Partners Corp. Amended and Restated 2000 Stock Incentive Plan for Principals and Managers (incorporated by reference to Exhibit 10.14 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

Exhibit No.	Description
10.11	National Financial Partners Corp. Amended and Restated 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.12	Form of Notice of Grant of Restricted Stock Units under 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.16a to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.13	Form of Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.16b to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.14	National Financial Partners Corp. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to NFP’s Registration Statement on Form S-8 filed on December 13, 2006)

10.15	Amended and Restated National Financial Partners Corp. Deferred Compensation Plan for Employees of National Financial Partners, NFP Securities, Inc. and NFP Insurance Services, Inc. (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on March 27, 2009)

10.16	National Financial Partners Corp. 2009 Stock Incentive Plan (incorporated by reference to Appendix B to NFP’s Definitive Proxy Statement on Schedule 14A, filed on April 21, 2009)

10.17	National Financial Partners Corp. 2009 Management Incentive Plan (incorporated by reference to Appendix C to NFP’s Proxy Statement on Schedule 14A, filed on April 21, 2009)

10.18	Form of Notice of Grant of Restricted Stock Units under 2009 Stock Incentive Plan and Additional Terms and Conditions of Restricted Stock Unit Grant for Employees of National Financial Partners Corp. (incorporated by reference to Exhibit 10.25 to NFP’s Quarterly Report on Form 10-Q for the period ended September 30, 2009 filed on November 4, 2009)

10.19	Form of Notice of Grant of Restricted Stock Units under 2009 Stock Incentive Plan and Additional Terms and Conditions of Restricted Stock Unit Grant for Directors of National Financial Partners Corp. (incorporated by reference to Exhibit 10.26 to NFP’s Quarterly Report on Form 10-Q for the period ended September 30, 2009 filed on November 4, 2009)

10.20	National Financial Partners Corp. Severance Policy (incorporated by reference to Exhibit 10.20 to NFP’s Annual Report on Form 10-K for the period ended December 31, 2008 filed on February 13, 2009)

10.21a	Employment Agreement, amended and restated as of February 15, 2005, between National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on February 18, 2005)

10.21b	Amendment and Waiver, dated as of November 16, 2006, by National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on November 20, 2006)

10.21c*	Letter Agreement, dated December 10, 2009, between National Financial Partners Corp. and Jessica M. Bibliowicz

10.21d	Notice of Grant of Restricted Stock Units to Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.2 to NFP’s Current Report on Form 8-K filed on February 18, 2005)

10.21e	Restricted Stock Unit Agreement, dated as of February 16, 2005, between National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.3 to NFP’s Current Report on Form 8-K filed on February 18, 2005)

Exhibit No.	Description
10.22a	Letter Agreement, dated August 4, 2008, between National Financial Partners Corp. and Donna J. Blank (incorporated by reference to Exhibit 10.1 to NFP’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 filed on August 7, 2008)

10.22b	Employment Inducement Restricted Stock Unit Agreement, dated April 17, 2009, between National Financial Partners Corp. and Donna J. Blank (incorporated by reference to Exhibit 10.1 to NFP’s Quarterly Report on Form 10-Q for the period ended March 31, 2009 filed on May 11, 2009)

10.23	National Financial Partners Corp. Change In Control Severance Plan Participation Schedule of Douglas Hammond, dated May 4, 2007 (incorporated by reference to Exhibit 10.5 to NFP’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed on May 4, 2007)

10.24	National Financial Partners Corp. Change in Control Severance Plan Participation Schedule of Michael Goldman, dated June 26, 2007 (incorporated by reference to Exhibit 10.18 to NFP’s Annual Report on Form 10-K for the period ended December 31, 2008 filed on February 13, 2009)

10.25	National Financial Partners Corp. Change in Control Severance Plan Participation Schedule of James Gelder dated July 1, 2007 (incorporated by reference to Exhibit 10.19 to NFP’s Annual Report on Form 10-K for the period ended December 31, 2008 filed on February 13, 2009)

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

21.1*	Subsidiaries of NFP

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

INDEX TO FINANCIAL STATEMENTS

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of National Financial Partners Corp.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of National Financial Partners Corp. and its subsidiaries (“the Company”) at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting under item 9A. Our responsibility is to express opinions on these financial statements, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for convertible debt instruments on January 1, 2009.

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

/s/    PricewaterhouseCoopers LLP

New York, New York

February 12, 2010

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DECEMBER 31, 2009 and 2008

(in thousands, except per share amounts)

	December 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$55,994	$48,621
Cash, cash equivalents and securities purchased under resale agreements in premium trust accounts	75,931	75,109
Commissions, fees and premiums receivable, net	129,833	140,758
Due from principals and/or certain entities they own	14,075	16,329
Notes receivable, net	9,731	6,496
Deferred tax assets	14,779	9,435
Other current assets	14,435	19,284

Total current assets	314,778	316,032
Property and equipment, net	37,291	51,683
Deferred tax assets	106,495	24,889
Intangibles, net	379,513	462,123
Goodwill, net	63,887	635,693
Notes receivable, net	28,714	23,683
Other non-current assets	39,744	28,018

Total assets	$970,422	$1,542,121

LIABILITIES
Current liabilities:
Premiums payable to insurance carriers	$77,941	$73,159
Borrowings	40,000	148,000
Income taxes payable	6,325	11
Deferred tax liabilities	496	—
Due to principals and/or certain entities they own	34,106	38,791
Accounts payable	24,337	28,513
Accrued liabilities	73,105	54,380

Total current liabilities	256,310	342,854
Deferred tax liabilities	105,055	119,400
Convertible senior notes	204,548	193,475
Other non-current liabilities	64,472	62,874

Total liabilities	630,385	718,603

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value: Authorized 200,000 shares; none issued	—	—
Common stock, $0.10 par value: Authorized 180,000 shares; 44,142 and 43,875 issued and 41,363 and 39,753 outstanding, respectively	4,414	4,388
Additional paid-in capital	876,563	881,458
Retained (deficit) earnings	(438,109)	97,178
Treasury stock, 2,779 and 4,122 shares, respectively, at cost	(102,930)	(159,456)
Accumulated other comprehensive income (loss)	99	(50)

Total stockholders’ equity	340,037	823,518

Total liabilities and stockholders’ equity	$970,422	$1,542,121

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2009, 2008 and 2007

(in thousands, except per share amounts)

	2009	2008	2007
Revenue:
Commissions and fees	$948,285	$1,150,387	$1,194,294
Cost of services:
Commissions and fees	263,947	362,868	386,460
Operating expenses(1)	368,641	408,968	371,610
Management fees(2)	146,181	170,683	211,825

Total cost of services (excludes items shown separately below)	778,769	942,519	969,895

Gross margin	169,516	207,868	224,399
Corporate and other expenses:
General and administrative	59,217	64,189	58,495
Amortization and depreciation	55,793	52,565	45,313
Impairment of goodwill and intangible assets	618,465	41,257	7,877
Management agreement buyout	—	—	13,046
Gain on sale of businesses	(2,096)	(7,663)	(1,864)

Total corporate and other expenses	731,379	150,348	122,867

(Loss) income from operations	(561,863)	57,520	101,532
Interest and other income	14,789	6,176	9,651
Interest and other expense	(20,696)	(21,887)	(19,227)

Net interest and other	(5,907)	(15,711)	(9,576)

Income (loss) before income taxes	(567,770)	41,809	91,956
Income tax (benefit) expense	(74,384)	33,338	43,205

Net income (loss)	$(493,386)	$8,471	$48,751

Earnings (loss) per share:
Basic	$(12.02)	$0.21	$1.28

Diluted	$(12.02)	$0.21	$1.21

Weighted average shares outstanding:
Basic	41,054	39,543	38,119

Diluted	41,054	40,933	40,254

Dividends declared per share	$—	$0.63	$0.75

(1)	Excludes amortization and depreciation which are shown separately under Corporate and other expenses.
(2)	Excludes management agreement buyout which is shown separately under Corporate and other expenses.

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

YEARS ENDED DECEMBER 31, 2009, 2008 and 2007

(in thousands)

	Common shares outstanding	Par value	Additional paid-in capital	Retained (deficit) earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total
Balance at 12/31/06	38,749	$4,019	$706,512	$101,281	$(36,940)	$—	$774,872
Common stock issued for acquisitions	862	86	39,249	—	—	—	39,335
Common stock issued for contingent consideration	390	20	14,906	—	3,106	—	18,032
Common stock issued for incentive payments	70	3	2,414	—	724	—	3,141
Other common stock issuances	106	10	7,090	—	22	—	7,122
Common stock repurchased	(2,304)	—	—	—	(108,421)	—	(108,421)
Purchase of call options	—	—	(55,890)	—	—	—	(55,890)
Sale of warrants	—	—	34,040	—	—	—	34,040
Equity component of convertible senior notes	—	—	55,890	—	—	—	55,890
Equity component of issuance costs	—	—	(1,841)	—	—	—	(1,841)
Tax benefit from equity component of issuance costs	—	—	104	—	—	—	104
Stock issued through Employee Stock Purchase Plan	—	—	757	—	557	—	1,314
Stock-based awards exercised/lapsed, including tax benefit	1,062	106	19,171	—	—	—	19,277
Shares cancelled to pay withholding taxes	—	—	(3,425)	—	—	—	(3,425)
Amortization of unearned stock-based compensation, net of cancellations	—	—	13,138	(238)	—	—	12,900
Cash dividends declared on common stock ($0.75 per share)	—	—	—	(28,692)	—	—	(28,692)
Impact of adoption of new tax accounting guidance	—	—	—	(7,386)	—	—	(7,386)
Net income	—	—	—	48,751	—	—	48,751

Balance at 12/31/07	38,935	$4,244	$832,115	$113,716	$(140,952)	$—	$809,123
Common stock issued for acquisitions	669	67	18,391	—	—	—	18,458
Common stock issued for contingent consideration	89	—	431	—	1,628	—	2,059
Common stock issued for incentive payments	290	5	4,258	—	4,116	—	8,379
Other common stock issuances	269	27	12,635	—	—	—	12,662
Common stock repurchased	(950)	—	—	—	(25,757)	—	(25,757)
Tax benefit from equity component of issuance costs	—	—	103	—	—	—	103
Stock issued through Employee Stock Purchase Plan	—	—	173	—	1,509	—	1,682
Stock-based awards exercised/lapsed, including tax benefit	451	45	1,437	—	—	—	1,482
Shares cancelled to pay withholding taxes	—	—	(815)	—	—	—	(815)
Amortization of unearned stock-based compensation, net of cancellations	—	—	12,730	(107)		—	12,623
Cash dividends declared on common stock ($0.63 per share)	—	—	—	(24,902)	—	—	(24,902)
Components of comprehensive income (loss):
Translation adjustments, net of tax effect of ($27)	—	—	—	—	—	(50)	(50)
Net Income	—	—	—	8,471		—	8,471

Comprehensive Income	—	—	—	—		—	8,421

Balance at 12/31/08	39,753	$4,388	$881,458	$97,178	$(159,456)	$(50)	$823,518

Common stock issued for contingent consideration	1,084	—	(6,801)	(35,689)	45,887	—	3,397
Common stock repurchased	(92)	—	—	—	(947)	—	(947)
Tax benefit from equity component of issuance costs	—	—	75	—	—	—	75
Stock issued through Employee Stock Purchase Plan	351	—	(4,370)	(6,133)	11,586	—	1,083
Stock-based awards exercised/lapsed, including tax benefit	267	26	(3,981)	—	—	—	(3,955)
Shares cancelled to pay withholding taxes	—	—	(374)	—	—	—	(374)
Amortization of unearned stock-based compensation, net of cancellations	—	—	10,556	(79)	—	—	10,477
Components of comprehensive income (loss):
Translation adjustments, net of tax effect of ($22)	—	—	—	—	—	149	149
Net Income (Loss)	—	—	—	(493,386)	—	—	(493,386)

Comprehensive Income	—	—	—	—	—	—	(493,237)

Balance at 12/31/09	41,363	$4,414	$876,563	$(438,109)	$(102,930)	$99	$340,037

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2009, 2008 and 2007

(in thousands)

	2009	2008	2007
Cash flow from operating activities:
Net income (loss)	$(493,386)	$8,471	$48,751
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(101,514)	(3,430)	(14,541)
Stock-based compensation	10,526	12,623	12,900
Amortization of intangibles	36,551	39,194	34,303
Depreciation	19,242	13,371	11,010
Impairment of goodwill and intangible assets	618,465	41,257	7,877
Accretion of senior convertible notes discount	11,073	10,388	8,977
Gain on disposal of businesses	(2,096)	(7,663)	(1,864)
Loss on sublease	8,201	—	—
Bad debt expense	2,622	1,650	1,000
Other, net	—	(26)	3,663
(Increase) decrease in operating assets:
Cash, cash equivalents and securities purchased under resale agreements in premium trust accounts	(822)	11,570	(6,359)
Commissions, fees and premiums receivable, net	10,382	13,962	(13,451)
Due from principals and/or certain entities they own	4,516	(1,889)	(4,219)
Notes receivable, net—current	(3,275)	(926)	(1,023)
Other current assets	3,441	(2,007)	(1,122)
Notes receivable, net—non-current	1,011	(12,821)	(4,467)
Other non-current assets	(1,353)	(12,005)	1,874
Increase (decrease) in operating liabilities:
Premiums payable to insurance carriers	4,782	(11,477)	4,268
Income taxes payable	6,314	(1,888)	(10,200)
Due to principals and/or certain entities they own	(11,943)	(33,142)	2,978
Accounts payable	(4,006)	(5,309)	(7,053)
Accrued liabilities	11,197	(17,718)	22,982
Other non-current liabilities	(6,108)	14,266	12,122

Total adjustments	617,206	47,980	59,655

Net cash provided by operating activities	123,820	56,451	108,406

Cash flow from investing activities:
Proceeds from sales of businesses	16,106	22,615	1,920
Purchases of property and equipment, net	(7,120)	(33,241)	(13,308)
Payments for acquired firms, net of cash, and contingent consideration	(3,054)	(76,369)	(206,366)
Restricted cash	(10,000)	—	—

Net cash used in investing activities	(4,068)	(86,995)	(217,754)

Cash flow from financing activities:
Proceeds from borrowings	—	199,000	204,000
Repayments of borrowings	(108,000)	(177,000)	(161,000)
Proceeds from convertible senior notes	—	—	230,000
Convertible senior notes issuance costs	—	—	(7,578)
Proceeds from warrants sold	—	—	34,040
Purchase of call options	—	—	(55,890)
Proceeds from stock-based awards exercised/lapsed, including tax benefit	(3,955)	1,482	19,277
Shares cancelled to pay withholding taxes	(374)	(815)	(3,425)
Payments for treasury stock repurchase	—	(24,612)	(106,605)
Dividends paid	(50)	(33,072)	(27,495)

Net cash (used in) provided by financing activities	(112,379)	(35,017)	125,324

Net increase (decrease) in cash and cash equivalents	7,373	(65,561)	15,976
Cash and cash equivalents, beginning of the year	48,621	114,182	98,206

Cash and cash equivalents, end of the year	$55,994	$48,621	$114,182

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$23,729	$37,470	$48,571

Cash paid for interest	$6,625	$9,756	$6,657

Non-cash transactions:
See Note 17

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1—Nature of Operations

National Financial Partners Corp. (“NFP”), a Delaware corporation, was formed on August 27, 1998, but did not commence operations until January 1, 1999. NFP and its subsidiaries (the “Company”) offer high net worth individuals and companies throughout the United States and in Canada comprehensive solutions across corporate and executive benefits, life insurance and wealth transfer, and investment advisory products and services. As of December 31, 2009, the Company owned more than 150 firms.

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

Note 2—Summary of Significant Accounting Policies

Basis of presentation

Certain amounts have been reclassified to conform to the current period presentation.

The Company’s consolidated financial statements include the accounts of NFP and all of its firms. All material intercompany balances, which do not include the amounts due to or from principals and/or certain entities they own, and transactions have been eliminated.

Reclassifications and adjustments

During the year ended December 31, 2009, the Company adjusted receivables of $1.0 million, net of tax that related to over-accrued revenue from prior years. If these receivables had been appropriately reflected in their respective years, the impact would have been immaterial to the consolidated financial statements.

Recently adopted accounting guidance

In June 2009, the FASB issued SFAS No. 168, “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles a replacement of FASB Statement No. 162 (“SFAS 168”),” which became the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by non-governmental entities. Rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the FASB Accounting Standards Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the FASB Accounting Standards Codification

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

became non-authoritative. The Company adopted SFAS 168 as it became effective for financial statements issued for interim and annual periods ending after September 15, 2009. Upon the adoption of SFAS 168, beginning for the interim reporting period ending September 30, 2009, references to authoritative accounting literature have been modified to “plain English” in accordance with the adoption of SFAS 168.

On January 1, 2009, the Company adopted new guidance related to the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). The new guidance applies to NFP’s $230.0 million (including over-allotment) aggregate principal amount of 0.75% convertible senior notes due February 1, 2012 (the “notes” or the “convertible senior notes”) (see “Note 9—Borrowings”). The new guidance requires NFP to separate the convertible senior notes into two separate components: a non-convertible note and a conversion option. As a result, NFP is required to recognize interest expense on its convertible senior notes at their non-convertible debt borrowing rate (6.62%) rather than at their stated face rate (0.75%). With the change in accounting principle required by the new guidance, NFP is required to amortize to interest expense the excess of the principal amount of the liability component of its notes over the carrying amount using the interest method, and the non-cash portion of interest expense relating to the discount on the notes is now recognized as a charge to earnings. Previously, NFP recorded the cost incurred in connection with the convertible note hedge, including the related tax benefit, and the proceeds from the sale of the warrants as adjustments to additional paid-in capital. As such, the face value of the notes of $230.0 million was previously shown as a liability on the consolidated statement of financial condition and the discount was recognized as an adjustment to additional paid-in capital of $55.9 million. In addition, interest expense was previously recognized through earnings based only on the stated rate of the notes.

The notes are now presented on the consolidated statement of financial condition at their net carrying amount, or the face value of the notes less their unamortized discount. The new guidance does not have any impact on cash payments or obligations due under the terms of the notes. As required, effective January 1, 2009, NFP’s comparative financial statements of prior years have been adjusted to apply its provisions retrospectively.

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

The following financial statement line items within the consolidated statement of operations for the year ended December 31, 2008 and 2007 were affected by the adoption of the new guidance relating to the accounting for convertible debt:

	Year Ended December 31, 2008
(in thousands, except per share data)	As Originally Reported	Effect of Change	After Adoption of New Accounting Guidance
Interest and other expense	$(11,867)	$(10,020)	$(21,887)
Income before income taxes	51,829	(10,020)	41,809
Provision for income taxes	36,993	(3,655)	33,338
Net income	14,836	(6,365)	8,471

Net income per share:
Basic	0.38	(0.17)	0.21
Diluted	$0.36	$(0.15)	$0.21

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2007
(in thousands, except per share data)	As Originally Reported	Effect of Change	After Adoption of New Accounting Guidance
Interest and other expense	$(10,529)	$(8,698)	$(19,227)
Income before income taxes	100,654	(8,698)	91,956
Provision for income taxes	46,422	(3,217)	43,205
Net income	54,232	(5,481)	48,751

Net income per share:
Basic	1.42	(0.14)	1.28
Diluted	$1.35	$(0.14)	$1.21

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

The following financial statement line items within the consolidated statement of cash flows for the year ended December 31, 2008 and 2007 were affected by the adoption of the new guidance relating to the accounting for convertible debt:

	Year Ended December 31, 2008
(in thousands)	As Originally Reported	Effect of Change	After Adoption of New Accounting Guidance
Cash flow from operating activities:
Net income	$14,836	$(6,365)	$8,471
Adjustments to reconcile to net cash provided by operating activities:
Deferred taxes	$(3,425)	$(5)	$(3,430)
Accretion of Sr. Convert Notes Discount	—	10,388	10,388
Other current assets	2,235	(4,242)	(2,007)
(Increase) decrease in operating assets:
Other non-current assets	(11,637)	(368)	(12,005)
Increase (decrease) in operating liabilities:
Income taxes payable	(2,480)	592	(1,888)
Total adjustments	$(15,307)	$6,365	$(8,942)

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

	Year Ended December 31, 2007
(in thousands)	As Originally Reported	Effect of Change	After Adoption of New Accounting Guidance
Cash flow from operating activities:
Net income	$54,232	$(5,481)	$48,751
Adjustments to reconcile to net cash provided by operating activities:
Deferred taxes	$(14,516)	$(25)	$(14,541)
Accretion of Sr. Convert Notes Discount	—	8,977	8,977
Other current assets	(746)	(376)	(1,122)
(Increase) decrease in operating assets:
Other non-current assets	1,778	96	1,874
Increase (decrease) in operating liabilities:
Income taxes payable	(7,007)	(3,193)	(10,200)
Other non-current liabilities	12,120	2	12,122
Total adjustments	$(8,371)	$5,481	$(2,890)

Business Combinations

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

Notes to Consolidated Financial Statements—(Continued)

Other

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

The Company has adopted the new guidance and it was effective for financial statements issued for interim and annual periods ending after June 15, 2009. See “Note 20—Subsequent Events” for further detail.

Revenue recognition

Insurance and annuity commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. First-year commissions are calculated as a percentage of the first twelve months’ premium on the policy and earned in the year that the policy is originated. In many cases, the Company receives renewal commissions for a period following the first year, if the policy remains in force. Some of the Company’s firms also receive fees for the settlement of life insurance policies. These fees are generally based on a percentage of the settlement proceeds received by their clients, and recognized as revenue when the policy is transferred and the rescission period has ended. The Company also earns commissions on the sale of insurance policies written for benefit programs. The commissions are paid each year as long as the client continues to use the product and maintain its broker of record relationship with the Company. Additionally, the Company earns fees for the development and implementation of corporate and executive benefit programs as well as fees for the duration that these programs are administered. Asset-based fees are also earned for administrative services or consulting related to certain benefits plans. Insurance commissions are recognized as revenue when the following criteria are met: (1) the policy application and other carrier delivery requirements are substantially complete, (2) the premium is paid, and (3) the insured party is contractually committed to the purchase of the insurance policy. Carrier delivery requirements may include additional supporting documentation, signed amendments and premium payments. Subsequent to the initial issuance of the insurance policy, premiums are billed directly by carriers. Commissions earned on renewal premiums are generally recognized upon receipt from the carrier, since that is typically when the Company is first notified that such commissions have been earned. The Company carries an allowance for policy cancellations, which approximated $1.2 million at each of December 31, 2009, 2008 and 2007, that is periodically evaluated and adjusted as necessary. Miscellaneous commission adjustments are generally recorded as they occur. Contingent commissions are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably estimated prior to receipt of the commission.

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

The computations of basic and diluted earnings per share are as follows:

	For the years ended December 31,
(in thousands, except per share amounts)	2009	2008	2007
Basic:
Net income (loss)	$(493,386)	$8,471	$48,751

Average shares outstanding	40,908	39,542	38,119
Contingent consideration and incentive payments	146	1	—

Total	41,054	39,543	38,119

Basic earnings per share	$(12.02)	$0.21	$1.28

Diluted:
Net income (loss)	$(493,386)	$8,471	$48,751

Average shares outstanding	40,908	39,542	38,119
Stock held in escrow and stock subscriptions	—	—	37
Contingent consideration and incentive payments	146	176	172
Stock-based compensation	—	1,121	1,924
Other	—	94	2

Total	41,054	40,933	40,254

Diluted earnings per share	$(12.02)	$0.21	$1.21

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The calculation of diluted earnings (loss) per share excluded approximately 0.8 million shares related to the dilutive effect of contingent consideration, incentive payments and stock-based awards for the year ended December 31, 2009, because the effect of inclusion would be antidilutive. Had these antidilutive shares been included, the weighted average diluted shares outstanding, would have been 41,842 shares.

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

Business segments

It is impracticable for the Company to disclose the revenue from external customers for corporate and executive benefits, life insurance and wealth transfer and financial planning and investment advisory services, as the Company does not have available discrete financial information for such specific products and services.

Net capital

Certain subsidiaries of NFP are subject to the Securities and Exchange Commission Uniform Net Capital Rule (Rule 15c3-1 of the Securities Exchange Act of 1934, as amended), which requires the maintenance of minimum net capital. As of December 31, 2009, these subsidiaries had aggregate net capital of $8.6 million, which was $5.1 million in excess of aggregate minimum net capital requirements of $3.5 million. These subsidiaries do not carry customer accounts and are not subject to the reserve requirements as stated in SEC Rule 15c3-3.1.

Cash and cash equivalents

For purposes of the consolidated statement of cash flows, cash equivalents consist of highly liquid investments purchased with an original maturity of three months or less. The carrying amounts reported on the statement of financial condition approximate their fair value.

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

The additional cash payments or share issuances are contingent consideration, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, and is considered to be additional purchase consideration and will be accounted for as part of the purchase price of the firms when the outcome of the contingency is determinable beyond a reasonable doubt. For acquisitions effective prior to January 1, 2009, contingent consideration is considered to be additional purchase consideration and is accounted for as part of the purchase price of the Company’s acquired firms when the outcome of the contingency is determined beyond a reasonable doubt. On January 1, 2009, the Company adopted new guidance that related to the accounting for business combinations. In accordance with the new guidance, contingent consideration arrangements for firms acquired effective January 1, 2009 and thereafter was fair valued at the acquisition date and included on that basis in reported purchase price consideration and subsequent changes in fair value were reflected in the consolidated statement of operations. See —“Recently adopted accounting guidance” for further detail.

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

Comprehensive Income

Accumulated other comprehensive income (loss) includes foreign currency translation. This information is provided in the Company’s statements of changes in stockholders’ equity and comprehensive income. Accumulated other comprehensive income (loss) on the consolidated balance sheets at December 31, 2009 represents accumulated foreign currency translation adjustments.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Impairment of goodwill and other intangible assets

The Company evaluates its amortizing (long-lived assets) and non-amortizing intangible assets for impairment in accordance with GAAP.

In accordance with GAAP, long-lived assets, such as purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company generally performs its recoverability test on a quarterly basis for each of its acquired firms that has experienced a significant deterioration in its business indicated principally by either an inability to produce base earnings for a period of time or in the event of a restructure in base. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted cash flows expected to be generated by the asset and by the eventual disposition of the asset. If the estimated undiscounted cash flows are less than the carrying amount of the underlying asset, an impairment may exist. The Company measures impairments on identifiable intangible assets subject to amortization by comparing the fair value of the asset to the carrying amount of the asset. In the event that the discounted cash flows are less than the carrying amount, an impairment charge will be recognized for the difference in the consolidated statements of operations.

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

See “Note 16—Goodwill and Other Intangible Assets—Impairment of goodwill and intangible assets.”

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

Level 1	—	Quoted prices in active markets for identical assets or liabilities.

Level 2	—	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	—	Unobservable inputs that are supported by little or no market activity such as assets or liabilities that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

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

Recently, the Company adopted guidance which clarified the accounting for uncertain tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements.

The Company believes that it is reasonably possible that the total amounts of unrecognized tax positions could significantly decrease within the next twelve months due to the settlement of state income tax audits and expiration of statutes of limitations in various state and local jurisdictions; however, quantification of an estimated range cannot be made at this time.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 3—Property and Equipment

The following is a summary of property and equipment:

	For the years ended December 31,
(in thousands)	2009	2008
Furniture and fixtures	$10,692	$14,455
Computers and software	49,998	50,534
Office equipment	4,612	4,997
Leasehold improvements	29,073	34,452
Other	282	303

	94,657	104,741
Less: Accumulated depreciation and amortization	(57,366)	(53,058)

	$37,291	$51,683

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $19.2 million, $13.4 million and $11.0 million, respectively. Depreciation expense for acquired firms totaled $7.9 million, $8.0 million and $6.9 million for the years ended December 31, 2009, 2008 and 2007, respectively. These amounts have been included in a separate line item within Corporate and other expenses and have been excluded from cost of services.

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Credit risk

NFP Securities, Inc., NFP’s broker-dealer subsidiary (“NFPSI”), clears all of its securities transactions through clearing brokers on a fully disclosed basis. Pursuant to the terms of the agreements between NFPSI and the clearing brokers, the clearing brokers have the right to charge NFPSI for losses that result from a counterparty’s failure to fulfill its contractual obligations. This right applies to all trades executed through its clearing brokers, and therefore NFPSI believes there is no maximum amount assignable to this right. During the year ended December 31, 2009 and 2008, NFPSI had not been charged for any losses related to the counterparty’s failure to fulfill contractual rights.

In addition, NFPSI has the right to pursue collection or performance from the counterparties who do not perform under their contractual obligations. NFPSI monitors the credit standing of the clearing brokers and all counterparties with which it conducts business.

The Company is further exposed to credit risk for commissions receivable from the clearing brokers and insurance companies. Such credit risk is generally limited to the amount of commissions receivable.

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

The Company maintains its cash in bank depository accounts, which, at times, may exceed federally insured limits. The Company selects depository institutions based, in part, upon management’s review of the financial stability of the institutions. At December 31, 2009 and 2008, a significant portion of cash and cash equivalents were held at a single institution.

The Company has evaluated its exposure to the credit market risks and has concluded that the recent credit market events have not had a significant impact on the Company’s treasury activities and financial statements.

Contingent consideration arrangements

As discussed in Note 2, for acquisitions effective prior to January 1, 2009, contingent consideration is considered to be additional purchase consideration and is accounted for as part of the purchase price of the Company’s acquired firms when the outcome of the contingency is determined beyond a reasonable doubt. On January 1, 2009, the Company adopted new guidance that related to the accounting for business combinations. In accordance with the new guidance, contingent consideration arrangements for firms that were acquired effective January 1, 2009 and thereafter were fair valued at the acquisition date and included on the basis in reported purchase price consideration. See “Note 2—Summary of Significant Accounting Policies—Recently adopted accounting guidance” for further detail. Contingent consideration paid to the former owners of the firms is considered to be additional purchase consideration. The maximum contingent consideration which could be payable as purchase consideration based on commitments outstanding as of December 31, 2009 consists of the following:

(in thousands)	2010	2011	2012	2013
Purchase consideration	$111,887	$80,091	$241	$400

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Ongoing incentive plan

Effective January 1, 2002, NFP established an ongoing incentive plan for principals having completed their contingent consideration period. Principals of firms likely to receive an incentive payment under the ongoing incentive plan may have elected to continue to participate in the ongoing incentive plan until the end of their ongoing incentive period. For all other principals, the ongoing incentive plan terminated on September 30, 2009 and was replaced by the PIP. See “—New Incentive Plans” below for more detail. For principals that elected to remain within the ongoing incentive plan, the plan pays out an increasing proportion of incremental earnings based on growth in earnings above an incentive target. The plan has a three-year measuring period and rewards growth above the prior period’s average earnings or prior incentive target, whichever is higher. However, once a firm reaches earnings in a three-year period equal to or in excess of the cumulative amount of its original target compounded at 35% over three years, the new incentive target is fixed. If the principal does not receive a contingent consideration or incentive payment in a prior period, the incentive target remains unchanged. As illustrated by the chart set forth below, the bonus is structured to pay the principal 5% to 40% of NFP’s share of incremental earnings from growth.

Three-year Average Growth Rate	% of NFP’s Share of Growth in Earnings Paid to Principal(s)
Less than 10%	0.0%
10%–14.99%	5.0%
15%–19.99%	20.0%
20%–24.99%	25.0%
25%–29.99%	30.0%
30%–34.99%	35.0%
35%+	40.0%

In addition to the incentive award, NFP pays an additional cash incentive equal to 50% of the incentive award elected to be received in NFP stock. This election is made subsequent to the completion of the incentive period. For firms that began their incentive period prior to January 1, 2005, the principals could elect from 0% to 100% to be paid in NFP common stock. For firms beginning their incentive periods on or after January 1, 2005, (with the exception of Highland firms which completed this incentive period in 2008) the principal is required to take a minimum of 30% (maximum of 50%) of the incentive award in NFP common stock. The number of shares of NFP’s common stock that a principal will receive is determined by dividing the dollar amount of the incentive to be paid in NFP stock by the average of the closing price of NFP stock on the 20 trading days up to and including the last day of the incentive period. This election is made subsequent to the completion of the incentive period. For firms which began their incentive period prior to January 1, 2005, no accrual is made for these additional cash incentives until the related election is made. The Company accrues on a current basis for these firms the additional cash incentive (50% of the stock portion of the award) based upon the principal’s election or the minimum percentage required to be received in company stock. For the year ended December 31, 2009, the maximum additional payment for this cash incentive that could be payable for all firms is approximately $0.4 million. Effective December 31, 2009, NFP has elected to pay all incentive awards under this plan in cash.

For the years ended December 31, 2009, 2008 and 2007, the Company recorded ongoing incentive expense of $0.7 million, $6.1 million and $16.9 million, respectively, which is included in management fee expense in the consolidated statements of operations. For the year ended December 31, 2009, executive officers did not participate in the ongoing incentive plan, which was funded with the Company’s cash flow.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

2009 Principal Incremental Incentive Plan

For the year beginning January 1, 2009, NFP instituted the 2009 Principal Incremental Incentive Plan (the “Incremental Plan”). The terms of the Incremental Plan provide that if NFP’s organic gross margin increases in 2009 relative to 2008, NFP will fund a new incentive pool (the “Incremental Incentive Pool”) which will be equal to 50% of NFP’s organic gross margin increase. Generally, the 2009 Incentive Pool will be allocated pro rata with each firm’s contribution to organic gross margin growth. For the year ended December 31, 2009, executive officers did not participate in the Incremental Incentive Plan. Because organic gross margin in 2009 did not increase relative to 2008, the Company did not fund or accrue any amounts relating to the Incremental Plan. After the year ended December 31, 2009, the Incremental Plan will not be continued for subsequent fiscal years.

New Incentive Plans

In 2009, NFP adopted three new incentive plans that included both a cash and equity component (two annual cash-based plans and one long-term equity-based plan) for principals and key firm employees of its acquired firms.

The Annual Principal Incentive Plan (the “PIP”) is designed to reward annual performance of an NFP firm based on the firm’s earnings growth. Under the PIP, a cash incentive payment will be made to the extent a firm’s earnings exceed its PIP Performance Target (as defined below) for the 12-month performance period ending September 30, 2010. The greater a firm’s earnings growth rate exceeds its PIP Performance Target rate for the 12-month performance period, the higher the percentage of the firm’s earnings growth the Company will pay the principal under the PIP. Principals of firms likely to receive an incentive payment under the current ongoing incentive plan were given the option to continue to participate in the ongoing incentive plan until the end of their current ongoing incentive plan period. For principals that did not so elect and all other principals, the ongoing incentive plan terminated on September 30, 2009. The Company accrued $9.0 million within management fees expense relating to the PIP as of December 31, 2009. For the initial year of the PIP, the incentive target (the “PIP Performance Target”) for each NFP firm participating in the PIP is generally set at the lower of (a) such firm’s earnings for the 12 months ended June 30, 2009 or (b) such firm’s current incentive target under the ongoing incentive plan. NFP’s Executive Management Committee, in its sole discretion, may adjust any PIP Performance Target as necessary to account for extraordinary circumstances, including, without limitation, sub-acquisitions.

The Company calculates and includes a PIP accrual in management fees expense for each quarter on a consolidated basis. Each quarter, the Company calculates the amount of a firm’s PIP accrual in management fees expense based on the firm’s earnings growth rate above its PIP Performance Target rate. The PIP Performance Target is allocated on a straight line basis over the course of the 12-month performance period. The Company calculates the firm’s PIP accrual amount and earnings growth rate on a cumulative basis. For example, for the quarter ended March 31, 2010, the firm’s PIP accrual amount and earnings growth rate will be calculated for the six months from October 1, 2009 (the first day of the 12-month performance period for the PIP) to March 31, 2010; for the quarter ended June 30, 2010, for the nine months from October 1, 2009 to June 30, 2010. The amount of management fees expense or benefit the Company will take in a particular quarter for a firm’s PIP accrual will depend on the difference between the firm’s cumulative PIP accrual for the period ending on the last day of that quarter and the firm’s cumulative PIP accrual for the period ending on the last day of the preceding quarter. The amount of PIP accrual taken as management expense therefore may vary from quarter to quarter and may be positive or negative.

For example, if a firm’s earnings growth rate exceeds its PIP Performance Target at the same level each quarter, the amount of management expense the Company will take for the firm’s PIP accrual will be the same each quarter during the 12-month performance period. In contrast, if a firm has weaker earnings growth for a quarter compared with stronger earnings growth in the previous quarter, the firm will have a lower level of

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

projected payout than it had in the previous quarter, based on the firm’s cumulative performance. Because the PIP is accrued on a cumulative basis, for the weaker quarter, the cumulative accrual will decrease to account for the lower level of projected payout at the end of the 12-month performance period and the Company will report a smaller PIP accrual management fees expense (or in some cases the Company will report a PIP accrual management fees benefit) for the firm.

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

Under the Business Incentive Plan (the “BIP”), NFP anticipates funding certain incentive pools based on the achievement of certain gross margin growth for the 12-month performance period ending December 31, 2010.

Under the Long-Term Equity Incentive Plan (the “EIP”), during the fourth quarter of 2009 NFP issued equity awards to principals and key firm employees generally based on each firm’s performance over the two-year period that ended on June 30, 2009 (the “Initial EIP Performance Period”). The payments made under the EIP for the Initial EIP Performance Period were in the form of Restricted Stock Units (“RSUs”). The RSUs vest 100% on the third anniversary of the grant date. The Company expensed $0.5 million for the EIP in the fourth quarter of 2009 within management fees and less than $0.1 million within operating expenses. The portion expensed within operating expenses related to equity awards granted to certain firm employees at the discretion of the principals.

Leases

The Company rents office space under operating leases with various expiration dates. In November 2009, NFP entered into a sublease agreement for a portion of its Corporate headquarters at 340 Madison Avenue, New York, New York. Future minimum lease commitments under these operating leases as of December 31, 2009 are as follows:

	Payments Due By Period
(in thousands)	2010	2011	2012	2013	2014	Thereafter through 2023	Total
Operating lease obligations	$31,003	$27,598	$24,655	$21,995	$19,628	$97,735	$222,614
Less sublease arrangements	(3,522)	(4,518)	(4,518)	(4,606)	(4,501)	(2,335)	(24,000)

Total minimum lease obligations	$27,481	$23,080	$20,137	$17,389	$15,127	$95,400	$198,614

Rent expense for the years ended December 31, 2009, 2008 and 2007, approximated $46.5 million, $36.5 million and $27.0 million, respectively. The Company remains secondarily liable on three assigned leases. The maximum potential of undiscounted future payments is $0.3 million as of December 31, 2009. Lease option dates under which the Company remains liable vary with some extending to 2011.

On November 23, 2009, NFP entered into a sublease for one of the floors of NFP’s corporate headquarters. The sublease expires on August 14, 2023 and contains a termination clause that grants NFP the option to terminate the sublease on the day immediately preceding the fifth or ninth year. For the year ended December 31, 2009, the Company recognized a $9.0 million loss in corporate and other expenses and a $5.5 million acceleration in amortization and depreciation expense on certain leasehold improvements, based upon the first

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

termination period of the sublease. Should NFP elect to continue the sublease after the first termination period, NFP may recognize an additional loss.

Letter of credit

NFP’s credit facility, provides for the issuance of letters of credit of up to $35 million on NFP’s behalf, provided that, after giving effect to the letters of credit, NFP’s available borrowing amount is greater than zero. The Company was contingently obligated for letters of credit in the amount of $1.6 million as of December 31, 2009, and $1.6 million as of December 31, 2008.

Convertible Senior Notes

In January 2007, NFP issued $230.0 million (including over-allotment) aggregate principal amount of 0.75% convertible notes due February 1, 2012 (the “notes”). The notes are senior unsecured obligations and rank equally with NFP’s existing or future senior debt and senior to any subordinated debt. The notes will be structurally subordinated to all existing or future liabilities of NFP’s subsidiaries and will be effectively subordinated to existing or future indebtedness to the extent of the value of the collateral.

Total cash obligations under the notes consist of the following:

	For the years ended December 31,
(in thousands)	2010	2011	2012	Total
Convertible senior notes	$1,725	$1,725	$230,144	$233,594

Note 5—Cost of Services: Operating Expenses

Cost of services: operating expenses consist of the following:

	For the years ended December 31,
(in thousands)	2009	2008	2007
Compensation and related	$244,420	$258,636	$228,200
General and administrative	124,221	150,332	143,410

Total	$368,641	$408,968	$371,610

Included in other general and administrative expenses are occupancy costs, professional fees, as well as expenses related to information technology, insurance and client services. Depreciation is excluded from cost of services-operating expenses and included as a separate line item within corporate and other expenses.

Note 6—Corporate General and Administrative Expenses

Corporate general and administrative expenses consist of the following:

	For the years ended December 31,
(in thousands)	2009	2008	2007
Compensation and benefits	$23,916	$33,117	$33,517
Other	35,301	31,072	24,978

Total	$59,217	$64,189	$58,495

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Included in other expenses are occupancy costs, professional fees, information technology, insurance and firm services.

Note 7—Notes Receivable, net

Notes receivable consists of the following:

	For the years ended December 31,
(in thousands)	2009	2008
Notes receivable from Principals and/or certain entities they own	$30,714	$28,732
Notes received in connection with dispositions	14,779	4,189
Other notes receivable	874	1,628

	46,367	34,549

Less: allowance for uncollectible notes	(7,922)	(4,370)

Total notes receivable, net	$38,445	$30,179

Notes receivable bear interest at rates typically between 5% and 11% (with a weighted average of 5.9%) (December 31, 2009), and 5% and 10% (with a weighted average of 5.9%) (December 31, 2008), and mature at various dates between February 1, 2008 and June 1, 2023 (December 31, 2009) and February 1, 2008 and June 1, 2023 (December 31, 2008). Notes receivable from principals and/or certain entities they own are taken on a full recourse basis to the principal and/or such entity.

NFP considers applying a reserve to a promissory note when it becomes apparent that conditions exist that may lead to NFP’s inability to fully collect on outstanding amounts due. Such conditions include delinquent or late payments on loans, deterioration in the credit worthiness of the borrower, and other relevant factors. When such conditions leading to expected losses exist, NFP generally applies a reserve to the uncollateralized portion of the promissory note. The reserve is generally based on NFP’s payment and collection experience, and whether NFP has an ongoing relationship with the borrower. In instances where the borrower is a principal, NFP has the contractual right to offset management fees earned with any payments due under a promissory note.

Note 8—Accrued liabilities

Accrued liabilities consists of the following:

	For the years ended December 31,
(in thousands)	2009	2008
Contingent consideration payable	$13,720	$4,407
Ongoing incentive programs	14,763	7,290
Incentive compensation payable	18,899	14,719
Other	25,723	27,964

Total accrued liabilities	$73,105	$54,380

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 9—Borrowings

Credit Facility

NFP’s Credit Agreement among NFP and the financial institutions party thereto is structured as a revolving credit facility and matures on August 22, 2011. The maximum amount of revolving borrowings available under the credit facility as of August 22, 2006 was $212.5 million. NFP has amended its credit facility, most recently in the second quarter of 2009, as discussed in more detail below. The Second Amendment provided, among other terms, for the reduction in maximum revolving borrowings to $200.0 million at December 31, 2009.

NFP may elect to pay down its outstanding balance at any time before August 22, 2011. Subject to legal or regulatory requirements, the credit facility is secured by the assets of NFP and its wholly-owned subsidiaries. Up to $35 million of the credit facility is available for the issuance of letters of credit and the sublimit for swingline loans is the lesser of $10 million or the total revolving commitments outstanding. The credit facility contains various customary restrictive covenants, subject to certain exceptions, that prohibit the Company from, among other things: (i) incurring additional indebtedness or guarantees, (ii) creating liens or other encumbrances on Default or Event of Default shall have occurred and be continuing on a pro forma basis, and (ii) after giving effect to such payment, (A) the Consolidated Leverage Ratio shall not be more than 2.5 to 1.0, on a pro forma basis, (B) the Consolidated Fixed Charge Coverage Ratio shall not be less than 2.0 to 1.0, on a pro forma basis and (C) Minimum Liquidity shall not be less than $50,000,000.

The definition of Consolidated Total Debt was amended to take into account the impact of new guidance related to the accounting for business combinations. The definition of EBITDA was amended to take into the account the impact of new guidance related to the accounting for business combinations and for new accounting guidance related to the definition of fair value. The definition of Indebtedness was amended to include the Company’s earn-out obligations and contingent consideration obligations incurred in connection with acquisitions. As of January 1, 2009, for purposes of determining Consolidated Total Debt, the definition of Indebtedness will include earnout obligations and other contingent consideration obligations only to the extent required to be set forth pursuant to the new guidance related to the accounting for business combinations on the Company’s consolidated financial statements.

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

NFP’s access to funds under its credit facility is dependent on the ability of the banks that are parties to the facility to meet their funding commitments and the Company’s compliance with all covenants under the facility. Those banks may not be able to meet their funding commitments to NFP if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from other borrowers within a short period of time. Any disruption in the ability to borrow could require NFP to take measures to conserve cash until markets stabilize or until alternative credit arrangements or other funding for its business needs could be arranged.

On May 6, 2009, NFP entered into the Third Amendment (the “Third Amendment”) to its Credit Agreement. Under the terms of the Third Amendment, the definition of EBITDA has been amended to expressly provide that the non-cash impairment of goodwill and intangible assets associated with the Company’s evaluation of intangible assets for the first quarter of 2009 in accordance with GAAP will be disregarded in the calculation of EBITDA.

As of December 31, 2009, the Company was in compliance with all of its debt covenants. However, if the Company’s earnings deteriorate, it is possible that NFP would fail to comply with the terms of its credit facility, such as the consolidated leverage ratio covenant, and therefore be in default under the credit facility. Upon the occurrence of such event of default, the majority of lenders under the credit facility could cause amounts currently outstanding to be declared immediately due and payable. Such an acceleration could trigger “cross acceleration provisions” under NFP’s indenture governing the notes; see “—Convertible Senior Notes” below.

As of December 31, 2009, the year-to-date weighted average interest rate for NFP’s credit facility was 3.31%. The combined weighted average of NFP’s credit facility in the prior year was 4.55%.

NFP had a balance of $40.0 million outstanding under its credit facility as of December 31, 2009, below the maximum allowable balance of $200.0 million. At December 31, 2008, outstanding borrowings were $148.0 million.

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

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

Adoption of new accounting guidance

On January 1, 2009, the Company adopted new guidance related to the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). The new guidance applies to NFP’s convertible senior notes (see “Note 9—Borrowings”). The new guidance requires NFP to separate the convertible senior notes into two separate components: a non-convertible note and a conversion option. As a result, NFP is required to recognize interest expense on its convertible senior notes at their non-convertible debt borrowing rate (6.62%) rather than at their stated face rate (0.75%). With the change in accounting principle required by the new guidance, NFP is required to amortize to interest expense the excess of the principal amount of the liability component of its notes over the carrying amount using the interest method, and the non-cash portion of interest expense relating to the discount on the notes is now recognized as a charge to earnings. The new guidance does not have any impact on cash payments or obligations due under the terms of the notes. As required, effective January 1, 2009 NFP’s comparative financial statements of prior years have been adjusted to apply its provisions retrospectively. For more detail on the effects of the change in accounting principle, see “Note 2—Summary of Significant Accounting Policies—Recently adopted accounting guidance.”

As of December 31, 2009 the net carrying amount of the notes was $204.5 million and the unamortized discount of the notes within additional paid-in capital was $25.5 million. As of December 31, 2008 the net carrying amount of the notes was $193.5 million and the unamortized discount was $36.5 million. As of December 31, 2009 and December 31, 2008 the principal amount of the notes was $230.0 million. The discount

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

on the notes is being amortized over the life of the notes. The effective interest rate on the notes is 6.62%. For the year ended December 31, 2009, the amount of interest expense incurred by NFP relating to the notes for cash interest paid and for the amortization of the discount is approximately $12.8 million.

As of December 31, 2009 the conversion rate for the notes is 18.0679 shares of common stock per $1,000 principal amount of notes, equivalent to a conversion price of approximately $55.35 per share of common stock. As of December 31, 2009 the instrument’s converted value did not exceed its principal amount of $230.0 million.

Note 10—Retirement and Pension Plans

Effective January 1, 2001, NFP established the National Financial Partners Corp. 401(k) Plan (the “Plan”) under Section 401(k) of the Internal Revenue Code. NFP matches employee contributions at a rate of 50%, up to 6% percent of eligible compensation. Amounts charged to expense relating to the Plan were $4.4 million, $4.5 million and $4.0 million, for the years ended December 31, 2009, 2008 and 2007, respectively.

Note 11—Stockholders’ equity

On February 5, 2008, NFP’s Board of Directors authorized the repurchase of up to $45.0 million of NFP common stock in the open market, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors, including capital availability, acquisition pipeline, share price and market conditions. As of December 31, 2009, NFP repurchased 994,500 shares at an average cost of $24.75 per share.

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

For the year ended December 31, 2009, NFP also reacquired 91,797 shares relating to the satisfaction of promissory notes, shares from amounts due from principals and/or certain entities they own and from the disposition of four subsidiaries and from the sale of certain assets of two other subsidiaries.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 12—Stock Incentive plans

2009 Stock Incentive Plan

NFP is authorized under its 2009 Stock Incentive Plan to grant awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance-based awards or other stock-based awards that may be granted to officers, employees, principals, independent contractors and non-employee directors of the Company and/or an entity in which the Company owns a substantial ownership interest (such as a subsidiary of the Company). Any shares covered by outstanding options or other equity awards that are forfeited, cancelled or expire after April 15, 2009 without the delivery of shares under NFP’s Amended and Restated 1998 Stock Incentive Plan, Amended and Restated 2000 Stock Incentive Plan, Amended and Restated 2000 Stock Incentive Plan for Principals and Managers, Amended and Restated 2002 Stock Incentive Plan or Amended and Restated 2002 Stock Incentive Plan for Principals and Managers, may also be issued under the 2009 Stock Incentive Plan. Shares available for future grants under this plan totaled 1,031,949 as of December 31, 2009.

Employment Inducement Award

Pursuant to the offer letter which governed the terms by which Donna J. Blank would join the Company as NFP’s Executive Vice President and CFO, on September 1, 2008 (the “Effective Date”), Ms. Blank was awarded 25,775 RSUs under NYSE’s employment inducement exemption from the shareholder approval requirement generally applicable to equity compensation awards. These RSUs vest in three equal annual installments on each anniversary of the Effective Date, subject to Ms. Blank’s continued service through each applicable vesting date and subject to accelerated vesting in the event of Ms. Blank’s death or disability and in certain circumstances relating to a change in control with respect to the Company.

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Stock options granted under these plans may be granted with or without stock appreciation rights and generally will have a term of 10 years. Generally, stock options granted under the 2002 Stock Incentive Plan will be subject to a vesting period from three to five years and stock options granted under the 2002 Stock Incentive Plan for Principals and Managers will be exercisable immediately upon grant. On June 3, 2009, the Company’s stockholders approved the 2009 Stock Incentive Plan thereby terminating the 2002 Stock Incentive Plan and the 2002 Stock Incentive Plan for Principals and Managers. All outstanding awards granted under these plans will remain in effect with their terms.

2000 Stock Incentive Plan and 2000 Stock Incentive Plan for Principals and Managers

NFP adopted the 2000 Stock Incentive Plan and the 2000 Stock Incentive Plan for Principals and Managers, effective May 15, 2000. A maximum of 1,600,000 shares of NFP’s common stock is reserved for issuance under each plan, subject to adjustments for stock splits and similar events. All other terms and conditions are substantially similar to those of the 2002 Stock Incentive Plan and 2002 Stock Incentive Plan for Principals and Managers described above. On June 3, 2009, the Company’s stockholders approved the 2009 Stock Incentive Plan thereby terminating the 2000 Stock Incentive Plan and the 2000 Stock Incentive Plan for Principals and Managers. All outstanding awards granted under these plans will remain in effect with their terms.

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The following table sets forth activity relating to NFP’s restricted stock units for the years ended December 31,

(in thousands)	No. of Units	Weighted Average Grant Date Fair Value
Restricted stock units at December 31, 2006	597	$46.30
Granted	279	49.38
Conversions to common stock	(265)	44.62
Canceled	(14)	46.19

Restricted stock units at December 31, 2007	597	$48.49
Granted	723	21.56
Conversions to common stock	(328)	35.87
Canceled	(140)	33.72

Restricted stock units at December 31, 2008	852	$32.92
Granted	2,845	6.12
Conversions to common stock	(339)	32.60
Canceled	(21)	$12.02

Restricted stock units at December 31, 2009	3,337	10.25

Restricted stock units are valued at the closing market price of NFP’s common stock on the date of grant.

Stock Options Awards

NFP has granted awards in the form of stock options. Stock option awards to employees are subject to a vesting period from 3 to 5 year period. There were no stock option awards granted in 2009, 2008 and 2007.

The following table sets forth activity relating to NFP’s stock options:

(in thousands)	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	4,178	$13.38
Granted	—	—
Exercised	(869)	12.42
Canceled	(5)	20.94

Outstanding at December 31, 2007	3,304	$13.62
Granted	—	—
Exercised	(266)	14.06
Canceled	(54)	19.07

Outstanding at December 31, 2008	2,984	$13.48	2.44	$—
Granted	—	—
Exercised	—	—
Canceled	(925)	11.90

Outstanding at December 31, 2009	2,059	$14.18	2.42
Options exercisable at December 31, 2009	2,059	$14.18	2.42

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

All stock-based compensation related to firm employees and activities and principals have been included in cost of services. Summarized below is the amount of stock-based compensation allocated between cost of services and Corporate and other expenses in the consolidated statements of operations.

	For the years ended December 31,
(in thousands)	2009	2008	2007
Cost of services:
Operating expenses	$3,557	$3,995	$4,328
Management fees:	2,144	1,860	894
Corporate and other expenses:
General and administrative	$4,825	$6,768	$7,678

Total stock-based compensation cost	$10,526	$12,623	$12,900

Proceeds from the exercise of stock-based awards	$—	$3,741	$10,790

(Reduction in) excess tax benefit from stock-based awards exercised/lapsed	$(3,886)	$(2,258)	$5,062

Total intrinsic value of stock-based awards exercised/lapsed	$1,058	$7,544	$43,980

As of December 31, 2009, there was $24.4 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3 years.

There were no stock-based compensation costs capitalized as part of purchase consideration during the years 2009, 2008 and 2007.

The Company reduced retained earnings by less than $0.1 million in 2009 and by $0.1 million and $0.2 million for dividend equivalents that were issued in 2008 and 2007, respectively.

Employee Stock Purchase Plan

Effective January 1, 2007, NFP established a qualified Employee Stock Purchase Plan (“ESPP”). The ESPP is designed to encourage the purchase of common stock by NFP’s employees, further aligning interests of employees and stockholders and providing incentive for current employees. Up to 3,500,000 shares of common stock are currently available for issuance under the ESPP. The ESPP enables all regular and part-time employees who have worked for NFP for at least one year to purchase shares of NFP common stock through payroll deductions of any whole dollar amount of a participant’s eligible compensation per pay period, up to an annual maximum of $10,000. The employees’ purchase price is 85% of the lesser of the closing market price of the common stock on the first or last day of the quarterly offering period. The Company recognizes compensation expense related to the compensatory nature of the discount given to employees who participate in the ESPP, which totaled $0.6 million for the year ended December 31, 2009, $0.5 million for the year ended December 31, 2008 and $0.4 million for the year ended December 31, 2007.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 13—Income taxes

The components of the consolidated income tax provision are shown below:

	For the years ended December 31,
(in thousands)	2009	2008	2007
Current income taxes:
Federal	$21,643	$25,540	$43,394
State and local	5,487	10,494	14,352

Total	$27,130	$36,034	$57,746

Deferred income taxes:
Federal	$(85,157)	$(1,199)	$(12,562)
State and local	(16,357)	(1,497)	(1,979)

Total	$(101,514)	$(2,696)	$(14,541)

Provision for income taxes	$(74,384)	$33,338	$43,205

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

	For the years ended December 31,
(in thousands)	2009	2008	2007
Income (loss) before income taxes	$(567,770)	$41,809	$91,956

Provision under U.S. tax rates	$(198,719)	$14,634	$32,185
Increase (decrease) resulting from:
Nondeductible goodwill amortization	134,365	6,734	1,135
Disposal of subsidiaries	(2,308)	2,675	—
State and local income taxes, net of federal tax benefit	(6,238)	4,804	6,589
Adjustments to deferred tax assets and liabilities	(1,182)	(159)	—
Restructure of certain management contracts	—	—	63
Other	(2,483)	2,932	1,711
Adjustments for uncertain tax positions	898	1,308	1,289
Foreign tax adjustments	1,283	410	233

Income tax (benefit) expense	$(74,384)	$33,338	$43,205

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of the assets and liabilities. They are measured by applying the enacted tax rates and laws in effect for the years in which such differences are expected to reverse. The significant components of the Company’s deferred tax assets and liabilities at December 31 are as follows:

	For the years ended December 31,
(in thousands)	2009	2008
Deferred tax assets:
Stock-based compensation	$13,092	$12,886
Accrued liabilities and reserves	14,288	9,843
Deferred state taxes	7,976	7,085
Credits and carryforwards	8,826	6,482
Identified intangibles	81,745	—
Other	7,872	3,501

Gross deferred tax assets	133,799	39,797
Valuation allowance	(12,525)	(5,473)

Deferred tax assets	$121,274	$34,324

Deferred tax liabilities:
Goodwill and intangible assets	$(89,012)	$(107,302)
Deferred state taxes	(10,125)	(4,417)
Other	(6,414)	(7,681)

Gross deferred tax liabilities	$(105,551)	$(119,400)

Net deferred tax asset (liability)	$15,723	$(85,076)

A valuation allowance against certain state deferred tax assets has been recorded at the balance sheet date because it is more likely than not that the benefit of these assets will not be realized in their separate state jurisdictions.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits are as follows:

(in thousands)	For the year ended December 31, 2009	For the year ended December 31, 2008	For the year ended December 31, 2007
Unrecognized tax positions balance at beginning of year	$32,938	$29,657	$24,589
Gross increases/(decreases) for tax positions of prior years	840	(19)	534
Gross increases/(decreases) for tax positions of current years	3,030	5,284	5,027
Settlements	(2,886)	(28)	(373)
Lapse of statute of limitations	(1,144)	(1,956)	(120)

Unrecognized tax positions balance at end of year	$32,778	$32,938	$29,657

The unrecognized tax benefits of $32.8 million include $14.4 million of tax benefits that if recognized, would affect the Company’s annual effective tax rate at December 31, 2009. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Estimated interest and penalties related to the underpayment of income taxes and reported in income tax expense totaled

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

$0.9 million in 2009 and in total, as of December 31, 2009, the Company recorded a liability for potential penalties and interest of $7.3 million.

As of December 31, 2009, the Company is subject to U.S. federal income tax examinations for the tax years 2005 through 2008, and to various state and local income tax examinations for the tax years 2001 through 2008.

The Company believes that it is reasonably possible that the total amounts of unrecognized tax benefits could significantly decrease within the next twelve months due to the settlement of state income tax audits and expiration of statutes of limitations in various state and local jurisdictions; however, quantification of an estimated range cannot be made at this time.

Note 14—Related Party Transactions

As part of the management agreement, NFP generally advances management fees to principals and/or certain entities they own on a monthly basis. At the end of each quarter, the Company records the contractual amount due to and from principals and/or certain entities they own. At December 31, 2009 and 2008, amounts due to principals and/or certain entities they own totaled $34.1 million and $38.8 million, respectively, and the amounts due from principals and/or certain entities they own totaled $14.1 million and $16.3 million, respectively. Amounts earned by the principals and/or certain entities they own are represented as management fees on the Consolidated Statements of Operations.

Management Agreement Buyout

Effective June 30, 2007, NFP acquired an additional economic interest in one of its existing firms through the acquisition of a principal’s ownership interest in a management company. The management company was contracted by NFP to manage and operate one of its wholly-owned subsidiaries in 1999. The acquisition of this ownership interest has been treated as a settlement of an executory contract between parties with a preexisting relationship in accordance with GAAP. NFP paid cash, stock and other consideration totaling $13.0 million which has been reflected in the caption entitled “Management agreement buyout” on the Consolidated Statements of Operations for the year ended December 31, 2007.

Note 15—Acquisitions and Divestitures

During 2009, the Company completed one sub-acquisition to augment the business of one of the Company’s existing benefits firms. NFP acquired a 100% ownership interest in two associated entities, ILS and ILA, previously associated with its life settlements joint venture. While acquisitions remain a component of the Company’s business strategy over the long term, NFP suspended acquisition activity (with the exception of certain sub-acquisitions or other limited strategic transactions) in the latter part of 2008 in order to conserve cash. These acquisitions allowed NFP to expand into desirable geographic locations, further extend its presence in the insurance services industry and increased the volume of services currently provided.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

The purchase price, including direct costs, associated with acquisitions accounted for as purchases and the allocations thereof, are summarized as follows:

	For the years ended December 31,
(in thousands)	2009	2008	2007
Consideration:
Cash	$279	$48,474	$192,106
Common stock	—	18,458	39,335
Other	186	4,096	1,078

Totals	$465	$71,028	$232,519

Allocation of purchase price:
Net tangible assets	$—	$55	$10,155
Cost assigned to intangibles:
Book of business	200	23,170	57,349
Management contracts	112	17,203	63,638
Trade name	3	460	1,379
Institutional customer relationships	—	—	—
Goodwill	150	30,140	99,998

Totals	$465	$71,028	$232,519

Regarding acquisitions completed through December 31, 2008, the number of shares issued by NFP is generally based upon an average fair market value of NFP’s publicly-traded common stock over a specified period of time prior to the closing date of the acquisition. No shares were issued in connection with the sub-acquisition completed during the year ended December 31, 2009 or the acquisition of the two joint venture associated entities, ILS and ILA.

In connection with contingent consideration $4.3 million was paid in cash and NFP has issued 1,083,889 shares of common stock with a value of approximately $3.4 million for the year ended December 31, 2009. $27.3 million was paid in cash and NFP issued 88,898 shares of common stock with a value of approximately $2.1 million for the year ended December 31, 2008.

For acquisitions that were completed prior to the adoption of new accounting guidance related to business combinations on January 1, 2009, future payments made under this arrangement will be recorded as an adjustment to purchase price when the contingencies are settled. For acquisitions completed after January 1, 2009, in accordance with GAAP, contingent consideration amounts were fair valued at the acquisition date and were included on the basis in the purchase price consideration at the time of the acquisition with subsequent adjustments recorded in the statement of operations. As of December 31, 2009, the amount of contingent consideration recorded as an adjustment to goodwill relating to the sub-acquisition as of January 1, 2009 was $0.2 million. No subsequent changes have been made to the contingent consideration amounts through December 31, 2009. This arrangement results in the payment of additional consideration to the seller upon the firm’s attainment of certain revenue benchmarks following the closing of this sub-acquisition. The range of payments that may be made upon attainment of the benchmarks ranges from $0 through a maximum amount of $0.3 million for the acquisitions completed for 2009.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

In connection with the sub-acquisition and acquisitions, the Company does not expect any amounts of goodwill to be deductible over 15 years for tax purposes.

The following table summarizes the required disclosures of the unaudited pro forma combined entity, as if the acquisitions occurred at January 1, 2008.

	For the years ended December 31,
(in thousands, except per share amounts)	2009	2008
Revenue	$948,285	$1,150,630
(Loss) income before income taxes	$(569,132)	$39,045
Net (loss) income	$(493,564)	$7,910
Earnings (loss) per share—basic	$(12.02)	$0.20
Earnings (loss) per share—diluted	$(12.02)	$0.19

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred at January 1, 2009 and 2008, respectively, nor is it necessarily indicative of future operating results.

Divestitures with Principals

During the year ended December 31, 2009, the Company sold 23 subsidiaries, receiving aggregate consideration of $9.3 million in cash, promissory notes with principals in the principal amount of $9.0 million, accounts receivables of $1.7 million, and 19,394 shares of NFP common stock with a value of $0.2 million. During the year ended December 31, 2009 the Company sold certain assets of 11 subsidiaries, and received aggregate consideration of $6.8 million in cash, promissory notes in the principal amount of $3.3 million, and 24,714 shares of NFP common stock with a value of $0.2 million. The Company recognized a net gain from these transactions and from the acquisition of ILS and ILA of $2.1 million for the year ended December 31, 2009.

During the year ended December 31, 2008, the Company sold 3 subsidiaries, receiving aggregate consideration of $20.8 million in cash, promissory notes with principals in the principal amount of $0.2 million, and 3,897 shares of NFP common stock with a value of $0.1 million. During the year ended December 31, 2008 the Company sold certain assets of five subsidiaries, and received aggregate consideration of $4.0 million in cash, promissory notes in the principal amount of $0.6 million, and 11,032 shares of NFP common stock with a value of $0.3 million. The Company recognized a net gain from these transactions of $7.7 million for the year ended December 31, 2008.

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 16—Goodwill and other intangible assets

Goodwill

The changes in the carrying amount of goodwill are as follows:

	For the years ended December 31,
(in thousands)	2009	2008
Balance as of January 1,
Goodwill, net of accumulated amortization	695,997	635,994
Prior years accumulated impairments	(60,304)	(25,495)

	635,693	610,499
Goodwill acquired during the year, including goodwill related to deferred tax liability of $127 (2009) and $7,991 (2008)	277	38,131
Contingent consideration payments, firm disposals, firm restructures and other	14,093	21,872
Impairments of goodwill for the period	(586,176)	(34,809)

Total	63,887	635,693

Acquired intangible assets

	As of December 31,
	2009		2008
(in thousands)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortizing identified intangible assets:
Book of business	$215,528	$(110,859)	$230,742	$(99,445)
Management contracts	340,546	(82,090)	385,656	(77,467)
Institutional customer relationships	15,700	(4,143)	15,700	(3,270)

Total	$571,774	$(197,092)	$632,098	$(180,182)

Non-amortizing intangible assets:
Goodwill	$66,475	$(2,588)	$647,839	$(12,146)
Trade name	4,900	(69)	10,337	(130)

Total	$71,375	$(2,657)	$658,176	$(12,276)

The Company defines book of business as the acquired firm’s existing customer relationships that provide a significant source of income through recurring revenue over the course of the economic life of the relationships.

Amortization expense for amortizing intangible assets for the year ended December 31, 2009, 2008 and 2007 was $36.6 million, $39.2 million and $34.3 million, respectively. Intangibles related to book of business, management contracts and institutional customer relationships are being amortized over a 10-year, 25-year period and 18 year period respectively. Estimated amortization expense for each of the next five years is $34.7 million per year. Estimated amortization expense for each of the next five years will change primarily as the Company continues to acquire firms.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Impairment of goodwill and intangible assets

In accordance with GAAP, long-lived assets, such as purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company generally performs its recoverability test on a quarterly basis for each of its acquired firms that has experienced a significant deterioration in its business indicated principally by either an inability to produce base earnings for a period of time or in the event of a restructure in base. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted cash flows expected to be generated by the asset and by the eventual disposition of the asset. If the estimated undiscounted cash flows are less than the carrying amount of the underlying asset, an impairment may exist. The Company measures impairments on identifiable intangible assets subject to amortization by comparing the fair value of the asset to the carrying amount of the asset. In the event that the discounted cash flows are less than the carrying amount, an impairment charge will be recognized for the difference in the consolidated statements of operations.

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

Under the income approach, management uses certain assumptions to determine the reporting unit’s fair value. The Company’s cash flow projections for each reporting unit are based on five-year financial forecasts. The five-year forecasts were based on quarterly financial forecasts developed internally by management for use in managing its business. The forecast assumes that revenue will stabilize at a reduced level in 2010 and the Company will resume normalized long-term stable growth rates in 2011. The significant assumptions of these five-year forecasts included quarterly revenue growth rates for various product categories, quarterly commission expense as a percentage of revenue and quarterly operating expense growth rates. The future cash flows were tax affected and discounted to present value using a blended discount rate, ranging from 9.50% to 10.28%. Since NFP retains a cumulative preferred position in its reporting units’ base earnings, NFP assigned a rate of return to that portion of its gross margin that would be represented by yields seen of preferred equity securities of 7.5%. For cash flows retained by NFP in excess of target earnings and below base earnings, NFP assigned a discount rate ranging from 12.00% to 15.59%. Terminal values for all reporting units were calculated using a Gordon growth methodology using a blended discount rate of 13.52% with a long-term growth rate of 3.0%.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

On January 1, 2009, the Company adopted new guidance related to accounting for non-financial assets and liabilities, which emphasizes market-based measurement, rather than entity-specific measurement, in calculating reporting unit fair value. In applying the market value approach, management derived an enterprise value of the Company as a whole as of December 31, 2009, taking into consideration NFP’s stock price, an appropriate equity premium and the current capital structure. The market value approach was used to derive the implied equity value of the entity as a whole which was then allocated to the individual reporting units based on the proportional fair value of each reporting unit derived using the income approach to the total entity fair value derived using the income approach.

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

Non-financial assets measured at fair value on a non-recurring basis are summarized below:

($ in thousands)	Year Ended December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Book of business	$104,669	$—	$—	$104,669	$(2,080)
Management contract	258,456	—	—	258,456	(24,840)
Institutional customer relationships	11,557	—	—	11,557	—
Trade name	4,831	—	—	4,831	(5,369)
Goodwill	$63,887	$—	$—	$63,887	$(586,176)

Long-lived assets held and used with a carrying amount of $401.7 million were written down to their fair value of $374.7 million, resulting in an impairment charge of $27.0 million for amortizing intangibles, which was included in earnings for the year ended December 31, 2009.

Goodwill and trade name of $660.2 million were written down to their implied fair value of $68.7 million, resulting in an impairment charge of $591.5 million, which was included in earnings for the year ended December 31, 2009.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

NFP carefully monitors both the expected future cash flows of its reporting units and its market capitalization for the purpose of assessing the carrying values of its goodwill and intangible assets. As further stated in NFP’s prior periodic/current reports, if the stock price remained below the net book value per share, or other negative business factors existed as outlined in the relevant accounting guidance, NFP may be required to perform another Step 1 analysis and potentially a Step 2 analysis, which could result in an impairment of up to the entire balance of the Company’s remaining goodwill; if NFP performed a Step 2 goodwill impairment analysis as defined by GAAP, it would also be required to evaluate its intangible assets for impairment under GAAP. NFP’s impairment analysis for the year ended December 31, 2009, consistent with the analysis performed in the prior year, led to the impairment charge of $591.5 million taken for the year ended December 31, 2009. Of this $591.5 million, an impairment charge of $588.4 million was recognized for the three months ended March 31, 2009.

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

	Impairment loss as of December 31,
(in thousands)	2009	2008	2007
Amortizing identified intangible assets:
Management Contract	$24,840	$5,195	$2,233
Book of Business	2,080	1,119	117
Institutional customer relationships	—	—	—

Total	$26,920	$6,314	$2,350

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

	Impairment loss as of December 31,
(in thousands)	2009	2008	2007
Non-amortizing intangible assets:
Trade name	$5,369	$134	$145
Goodwill	586,176	34,809	5,382

Total	$591,545	$34,943	$5,527

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

Note 17—Non-cash transactions

The following are non-cash activities:

	For the years ended December 31,
(in thousands)	2009	2008	2007
Stock issued as consideration for acquisitions	$—	$18,458	$39,335
Net assets acquired (liabilities assumed) in connection with acquisitions	(54)	55	10,155
Stock issued as incentive compensation	—	8,379	3,141
Restricted stock units issued as incentive compensation	—	3,151	2,392
Stock issued for contingent consideration and other	3,143	2,059	18,032
Stock issued for management agreement buyout	—	—	3,494
Stock repurchased, note receivable and satisfaction of an accrued liability in connection with divestitures of acquired firms	371	414	912
Stock repurchased, note receivable and satisfaction of an accrued liability in exchange for the restructure of a firm	—	—	94
Stock repurchased in exchange for satisfaction of a note receivable, due from principals and/or certain entities they own and other assets	321	732	810
Excess (reduction) tax benefit from stock-based awards exercised/lapsed	(3,886)	(2,258)	5,062
Accrued liability for contingent consideration	14,298	4,357	3,533

Note 18—Quarterly Financial Data (Unaudited)

The quarterly results of operations are summarized below:

(in thousands, except per share amounts)	December 31	September 30	June 30	March 31
2009
Commissions and fees revenue	$277,181	$229,925	$224,198	$216,981
Gross margin	48,215	43,899	40,520	36,882
Net income (loss)	1,851	10,540	10,022	(515,799)
Earnings per share:
Basic	$0.04	$0.25	$0.24	$(12.59)
Diluted	$0.04	$0.24	$0.23	$(12.59)
2008
Commissions and fees revenue	$299,252	$277,282	$287,457	$286,396
Gross margin	57,528	48,542	52,290	49,508
Net income	(12,443)	3,497	8,886	8,531
Earnings per share:
Basic	$(0.31)	$0.09	$0.22	$0.22
Diluted	$(0.31)	$0.08	$0.22	$0.21

During the year ended December 31, 2009, the Company adjusted receivables of $1.0 million, net of tax that related to over accrued revenue from prior quarters. If these receivables had been appropriately reflected in their respective quarters the impact would have been immaterial to the interim consolidated financial statements.

Note 19—Subsequent events

The Company adopted new accounting guidance relating to subsequent events in June 2009 and evaluated subsequent events from January 1, 2010 through February 12, 2010, the date of issuance of the financial statements. The Company did not have any significant subsequent events to report.