Form 10-Q
period 2010-03-31
NATIONAL FINANCIAL PARTNERS CORP
filed 2010-05-10
CIK 1183186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-31781

NATIONAL FINANCIAL PARTNERS CORP.

(Exact name of registrant as specified in its charter)

Delaware	13-4029115
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

340 Madison Avenue, 20th Floor New York, New York	10173
(Address of principal executive offices)	(Zip Code)

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

The number of outstanding shares of the registrant’s Common Stock, $0.10 par value, as of May 10, 2010 was 42,672,177.

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

These forward-looking statements are based on management’s current views with respect to future results, and are subject to risks and uncertainties. Forward-looking statements are based on beliefs and assumptions made by management using currently-available information, such as market and industry materials, experts’ reports and opinions, and current financial trends. These statements are only predictions and are not guarantees of future performance. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by a forward-looking statement. These risks and uncertainties include, without limitation:

•	NFP’s ability, through its operating structure, to respond quickly to regulatory, operational or financial situations impacting its businesses;

•

the ability of the Company’s businesses to perform successfully following acquisition, including through cross-selling initiatives, and the Company’s ability to manage its business effectively and profitably through its reportable segments and the principals of its businesses;

•	any losses that NFP may take with respect to dispositions, restructures or otherwise;

•	an economic environment that results in fewer sales of financial products or services;

•

the occurrence of events or circumstances that could be indicators of impairment to goodwill and intangible assets which require the Company to test for impairment, and the impact of any impairments that the Company may take;

•

the impact of the adoption, modification or change in interpretation of certain accounting treatments or policies and changes in underlying assumptions relating to such treatments or policies, which may lead to adverse financial statement results;

•	NFP’s success in acquiring and retaining high-quality independent financial services businesses;

•	the financial impact of NFP’s incentive plans;

•	changes that adversely affect NFP’s ability to manage its indebtedness or capital structure, including changes in interest rates, credit market conditions and general economic factors;

•

securities and capital markets behavior, including fluctuations in the price of NFP’s common stock, continuing volatility in the U.S. financial markets, or the dilutive impact of any capital-raising efforts to finance operations or business strategy;

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

•	uncertainty regarding the impact of newly-adopted healthcare legislation or resulting changes in business practices of NFP’s subsidiaries that operate in the benefits market;

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

•	changes in premiums and commission rates or the rates of other fees paid to the Company’s businesses, including life settlements and registered investment advisory fees;

•

the reduction of the Company’s revenue and earnings due to the elimination or modification of compensation arrangements, including contingent compensation arrangements and the adoption of internal initiatives to enhance compensation transparency, including the transparency of fees paid for life settlements transactions;

•	the occurrence of adverse economic conditions or an adverse regulatory climate in New York, Florida or California;

•	the loss of services of key members of senior management; and

•	the Company’s ability to effect smooth succession planning.

Additional factors are set forth in NFP’s filings with the Securities and Exchange Commission (the “SEC”), including its Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 12, 2010 and this Quarterly Report on Form 10-Q for the period ended March 31, 2010.

Forward-looking statements speak only as of the date on which they are made. NFP expressly disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Part I – Financial Information

Item 1. Financial Statements (Unaudited)

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(in thousands, except per share amounts)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$50,961	$55,994
Fiduciary funds – restricted related to premium trust accounts	74,221	75,931
Commissions, fees and premiums receivable, net	100,255	129,833
Due from principals and/or certain entities they own	14,125	14,075
Notes receivable, net	7,412	9,731
Deferred tax assets	14,008	14,779
Other current assets	15,412	14,435

Total current assets	276,394	314,778
Property and equipment, net	37,182	37,291
Deferred tax assets	106,311	106,495
Intangibles, net	365,576	379,513
Goodwill, net	66,122	63,887
Notes receivable, net	30,261	28,714
Other non-current assets	40,768	39,744

Total assets	$922,614	$970,422

LIABILITIES
Current liabilities:
Premiums payable to insurance carriers	$75,614	$77,941
Borrowings	35,000	40,000
Income taxes payable	525	6,325
Deferred tax liabilities	494	496
Due to principals and/or certain entities they own	10,463	34,106
Accounts payable	17,488	24,337
Accrued liabilities	54,208	73,105

Total current liabilities	193,792	256,310
Deferred tax liabilities	104,453	105,055
Convertible senior notes	207,455	204,548
Other non-current liabilities	67,966	64,472

Total liabilities	573,666	630,385

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value: Authorized 200,000 shares; none issued	—	—
Common stock, $0.10 par value: Authorized 180,000 shares; 44,769 and 44,142 issued and 41,926 and 41,363 outstanding, respectively	4,477	4,414
Additional paid-in capital	879,300	876,563
Accumulated deficit	(432,397)	(438,109)
Treasury stock, 2,843 and 2,779 shares, respectively, at cost	(102,572)	(102,930)
Accumulated other comprehensive income	140	99

Total stockholders’ equity	348,948	340,037

Total liabilities and stockholders’ equity	$922,614	$970,422

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
Revenue:
Commissions and fees	$225,273	$216,981

Operating expenses:
Commissions and fees	68,306	62,401
Compensation expense	65,268	68,643
Non-compensation expense	40,449	39,181
Management fees	23,650	22,507
Amortization of intangibles	8,338	9,594
Depreciation	3,006	3,539
Impairment of goodwill and intangible assets	2,901	607,337
(Gain) loss on sale of subsidiaries	(2,231)	617

Total operating expenses	209,687	813,819

Income (loss) from operations	15,586	(596,838)

Non-operating income and expenses
Interest income	888	724
Interest expense	(4,579)	(5,331)
Other, net	658	1,116

Non-operating income and expenses, net	(3,033)	(3,491)

Income (loss) before income taxes	12,553	(600,329)
Income tax expense (benefit)	5,563	(84,530)

Net income (loss)	$6,990	$(515,799)

Earnings (loss) per share:
Basic	$0.17	$(12.59)

Diluted	$0.16	$(12.59)

Weighted average shares outstanding:
Basic	42,247	40,954

Diluted	43,702	40,954

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2010	2009
Cash flow from operating activities:
Net income (loss)	$6,990	$(515,799)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred taxes	351	(88,048)
Stock-based compensation	2,951	2,488
Impairment of goodwill and intangible assets	2,901	607,337
Amortization of intangibles	8,338	9,594
Depreciation	3,006	3,539
Accretion of senior convertible notes discount	2,907	2,725
(Gain) loss on sale of subsidiaries	(2,231)	617
Loss on sublease	1,766	—
Bad debt expense	24	126
Other, net	(402)	—
(Increase) decrease in operating assets:
Fiduciary funds-restricted related to premium trust accounts	1,710	3,788
Commissions, fees and premiums receivable, net	29,632	31,637
Due from principals and/or certain entities they own	(60)	1,307
Notes receivable, net – current	2,319	(1,251)
Other current assets	(1,003)	1,289
Notes receivable, net – non-current	(2,547)	(7,081)
Other non-current assets	(1,024)	(355)
Increase (decrease) in operating liabilities:
Premiums payable to insurance carriers	(2,327)	(1,037)
Income taxes payable	(5,800)	1,220
Due to principals and/or certain entities they own	(24,381)	(29,216)
Accounts payable	(6,284)	(4,639)
Accrued liabilities	(14,112)	(16,307)
Other non-current liabilities	2,179	(3,500)

Total adjustments	(2,087)	514,233

Net cash provided by (used in) operating activities	4,903	(1,566)

Cash flow from investing activities:
Proceeds from disposal of subsidiaries	5,031	2,100
Purchases of property and equipment, net	(2,933)	(1,604)
Payments for acquired firms, net of cash, and contingent consideration	(6,804)	(2,257)

Net cash used in investing activities	(4,706)	(1,761)
Cash flow from financing activities:
Repayments of borrowings	(5,000)	—
Proceeds from stock-based awards, including tax benefit	1,694	(2,777)
Shares cancelled to pay withholding taxes	(1,858)	(147)
Dividends paid	(66)	(51)

Net cash used in financing activities	(5,230)	(2,975)

Net (decrease) in cash and cash equivalents	(5,033)	(6,302)
Cash and cash equivalents, beginning of the period	55,994	48,621

Cash and cash equivalents, end of the period	$50,961	$42,319

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$11,436	$3,372
Cash paid for interest	$1,384	$2,385
Non-cash transactions:
See Note 8

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2010—(Consolidated)

(Unaudited)

Note 1 - Nature of Operations

National Financial Partners Corp. (“NFP”), a Delaware corporation, was formed on August 27, 1998, but did not commence operations until January 1, 1999. NFP and its benefits, insurance and investment businesses (together with NFP, the “Company”), provide a full range of advisory and brokerage services to the Company’s clients. NFP serves corporate and high net worth individual clients throughout the United States and in Canada, with a focus on the middle market and entrepreneurs. As of March 31, 2010, the Company owned over 140 businesses.

Founded in 1998, the Company has grown organically and through acquisitions, operating in the independent distribution channel. This distribution channel offers independent advisors the flexibility to sell products and services from multiple non-affiliated providers to deliver objective, comprehensive solutions. The number of products and services available to independent advisors is large and can lead to a fragmented marketplace. NFP facilitates the efficient sale of products and services in this marketplace by using its scale and market position to contract with leading product providers. These relationships foster access to a broad array of insurance and financial products and services as well as better underwriting support and operational services. In addition, the Company is able to operate effectively in this distribution channel by leveraging financial and intellectual capital, technology solutions, cross-selling, and regulatory compliance support across the Company. The Company’s marketing and wholesale organizations also provide an independent distribution channel for benefits, insurance and investment products and services, serving both third-party affiliates as well as member NFP-owned businesses.

NFP has three reportable segments: the Corporate Client Group (the “CCG”), the Individual Client Group (the “ICG”) and the Advisor Services Group (the “ASG”). The CCG is one of the leading corporate benefits advisors in the middle market, offering independent solutions for health and welfare insurance, retirement planning, executive benefits, and commercial property and casualty insurance. The ICG is a leader in the delivery of independent life insurance and wealth transfer solutions for high net worth individuals and includes wholesale life brokerage, retail life and investment advisory services. The ICG also receives commissions from personal lines property and casualty insurance brokerage. The ASG, including NFP Securities, Inc. (“NFPSI”), a leading independent broker-dealer and registered investment advisor, serves independent financial advisors whose clients are high net worth individuals and companies by offering broker-dealer and asset management products and services. The ASG attracts financial advisors seeking to provide clients with sophisticated resources and an open choice of products. NFP promotes collaboration among its business lines to provide its clients the advantages of a single coordinated resource to address their corporate and individual benefits, insurance and investment planning needs.

Note 2 - Summary of Significant Accounting Policies

Recently adopted accounting guidance

In June 2009, the FASB issued authoritative guidance to improve the information a reporting entity provides in its financial statements about transfers of financial assets, including the effect of a transfer on an entity’s financial position, financial performance and cash flows and the transferor’s continuing involvement in the transferred assets. The guidance eliminates the concept of a qualifying special-purpose entity and changes the guidance for evaluation for consolidation. This guidance became effective January 1, 2010 and did not have a significant impact on the Company’s financial position, results of operations or cash flows.

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

All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2009, included in NFP’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 12, 2010 (the “2009 10-K”).

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2010—(Consolidated)

(Unaudited)

Reclassifications

Prior periods presented within the consolidated financial statements have been conformed to the current period presentation.

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

In accordance with GAAP, long-lived assets, such as purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company generally performs its recoverability test for its long-lived asset groups whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company establishes an internal financial plan for its individual businesses and reportable segments and measures the actual performance of its businesses and reportable segments against this financial plan. These events or changes in circumstances include, but are not limited to, when a reportable segment experiences a significant deterioration in its operating cash flow compared to the financial plan, or prior year performance; a change in the extent or manner in which the long lived asset is being used, and a current expectation that, more likely than not, a long lived asset will be sold or otherwise disposed of before the end of its previously estimated useful life. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted cash flows expected to be generated by the asset and by the eventual disposition of the asset. If the estimated undiscounted cash flows are less than the carrying amount of the underlying asset, an impairment may exist. The Company measures impairments on identifiable intangible assets subject to amortization by comparing the fair value of the asset to the carrying amount of the asset. In the event that the discounted cash flows are less than the carrying amount, an impairment charge will be recognized for the difference in the consolidated statements of operations.

In accordance with GAAP, goodwill and intangible assets not subject to amortization are tested at least annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the intangible asset might be impaired. Indicators at the reporting unit level include but are not limited to: a significant deterioration in its operating cash flow compared to the reportable segment’s financial plan or prior year performance, loss of key personnel, a decrease in NFP’s market capitalization below its book value, and an expectation that a reporting unit will be sold or otherwise disposed of. If one or more indicators of impairment exist, NFP performs an evaluation to identify potential impairments. If an impairment is identified, NFP measures and records the amount of impairment loss.

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

March 31, 2010—(Consolidated)

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

The Company believes that the amounts of unrecognized tax benefits may decrease within the next twelve months due to the settlement of state income tax audits and the expiration of statutes of limitations in various federal and state jurisdictions in an amount ranging from $0.6 million to $5.4 million based on current estimates.

Revenue recognition

The Company earns commissions on the sale of insurance policies and fees for the development, implementation and administration of benefits programs. Commissions and fees are generally paid each year as long as the client continues to use the product and maintains its broker of record relationship with the Company. In some cases, fees earned are based on the amount of assets under administration or advisement by the Company. Commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. First-year commissions are calculated as a percentage of the first twelve months’ premium on the policy and earned in the year that the policy is originated. In many cases, the Company receives renewal commissions for a period following the first year, if the policy remains in force. Some of the Company’s businesses also receive fees for the settlement of life insurance policies. These fees are generally based on a percentage of the settlement proceeds received by their clients, and recognized as revenue when the policy is transferred and the rescission period has ended. Asset-based fees are earned for administrative services or consulting related to certain benefits plans. Insurance commissions are recognized as revenue when the following criteria are met: (1) the policy application and other carrier delivery requirements are substantially complete, (2) the premium is paid, and (3) the insured party is contractually committed to the purchase of the insurance policy. Carrier delivery requirements may include additional supporting documentation, signed amendments and premium payments. Subsequent to the initial issuance of the insurance policy, premiums are billed directly by carriers. Commissions earned on renewal premiums are generally recognized upon receipt from the carrier, since that is typically when the Company is first notified that such commissions have been earned. The Company carries an allowance for policy cancellations, which approximated $1.2 million at both March 31, 2010 and 2009, that is periodically evaluated and adjusted as necessary. Miscellaneous commission adjustments are generally recorded as they occur. Contingent commissions are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably estimated prior to receipt of the commission.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2010—(Consolidated)

(Unaudited)

The Company earns commissions related to the sale of securities and certain investment-related insurance products. The Company also earns fees for offering financial advice and related services. These fees are based on a percentage of assets under management and are generally paid quarterly. In certain cases, incentive fees are earned based on the performance of the assets under management. Some of the Company’s businesses charge flat fees for the development of a financial plan or a flat fee annually for advising clients on asset allocation. Any investment advisory or related fees collected in advance are deferred and recognized as income on a straight-line basis over the period earned. Transaction-based fees, including performance fees, are recognized when all contractual obligations have been satisfied. Securities and mutual fund commission income and related expenses are recorded on a trade date basis.

Some of the Company’s businesses earn additional compensation in the form of incentive and marketing support payments from manufacturers of financial services products, based on the volume, persistency and profitability of business generated by the Company from these three sources. Incentive and marketing support revenue is recognized at the earlier of notification of a payment or when payment is received, unless there exists historical data and other information which enable management to reasonably estimate the amount earned during the period.

Note 3 - Earnings Per Share

The computations of basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2010	2009
(in thousands, except per share amounts)
Basic:
Net income (loss)	$6,990	$(515,799)

Average shares outstanding	41,599	39,945
Contingent consideration and incentive payments	648	1,009

Total	42,247	40,954
Basic earnings (loss) per share	$0.17	$(12.59)

Diluted:
Net income (loss)	$6,990	$(515,799)

Average shares outstanding	41,599	39,945
Contingent consideration and incentive payments	648	1,009
Stock-based awards	1,443	—
Other	12	—

Total	43,702	40,954

Diluted earnings (loss) per share	$0.16	$(12.59)

The calculation of diluted loss per share excluded approximately 275,000 shares of stock-based awards and approximately 8,000 of other shares for the three months ended March 31, 2009, because the effect would be antidilutive.

Note 4 - Acquisitions and Divestitures

During the three months ended March 31, 2010, the Company did not complete any acquisitions. During the three months ended March 31, 2009, NFP completed one sub-acquisition effective January 1, 2009, to augment the products and services of one of the Company’s existing benefits businesses.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2010—(Consolidated)

(Unaudited)

The purchase price excluding contingent consideration, associated with acquisitions accounted for as purchases, and the allocations thereof, are summarized as follows:

	Three Months Ended March 31,
(in thousands)	2010	2009
Consideration:
Cash	$—	$279
Other	—	186

Totals	$—	$465

Allocation of purchase price:
Net tangible assets	$—	$—
Cost assigned to intangibles:
Book of business	—	200
Management contract	—	112
Trade name	—	3
Goodwill, net of deferred tax adjustment of $0.1 million in 2009	—	150

Total	$—	$465

Regarding acquisitions completed through March 31, 2009, the number of shares issued by NFP is generally based upon an average fair market value of NFP’s publicly-traded common stock over a specified period of time prior to the closing date of the acquisition. No shares were issued in connection with the sub-acquisition completed during the three months ended March 31, 2009.

In connection with contingent consideration, NFP paid $6.8 million for the three months ended March 31, 2010. For the three months ended March 31, 2009, the Company paid $2.0 million in connection with contingent consideration. The Company did not issue any shares of stock for contingent consideration for the three months ended March 31, 2010 and 2009.

For acquisitions that were completed prior to the January 1, 2009 adoption of recent accounting guidance related to business combinations, future payments made under these arrangements will be recorded as an adjustment to purchase price when the contingencies are settled. For acquisitions completed after January 1, 2009, in accordance with GAAP, contingent consideration amounts were recorded at fair value at the acquisition date and were included on that basis in the purchase price consideration at the time of the acquisition with subsequent adjustments recorded in the statement of operations. As of March 31, 2010, there were no adjustments to goodwill as there were no acquisitions completed for the first three months of the year. For the three months ended March 31, 2009, the amount of contingent consideration recorded as an adjustment to goodwill relating to the sub-acquisition completed during the three months ended March 31, 2009 was $0.2 million. No subsequent changes have been made to the contingent consideration amounts through March 31, 2010. This arrangement results in the payment of additional consideration to the seller upon the attainment of certain revenue benchmarks following the closing of the sub-acquisition. The range of payments that may be made upon attainment of the benchmarks ranges from $0 through a maximum amount of $0.3 million for the sub-acquisition completed in 2009.

In connection with this sub-acquisition, the Company does not expect any amounts of goodwill to be deductible over 15 years for tax purposes.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2010—(Consolidated)

(Unaudited)

During the three months ended March 31, 2010, the Company sold six subsidiaries, receiving aggregate consideration of $5.1 million in cash and 2,071 shares of NFP common stock with a value of less than $0.1 million. The Company recognized a net gain from these transactions of $2.6 million and a net loss of $0.4 million related to adjustments from prior year divestures for the three months ended March 31, 2010. During the three months ended March 31, 2009, the Company sold two subsidiaries and certain assets of a third subsidiary receiving aggregate consideration of $1.6 million in cash, $3.6 million of promissory notes and other and 6,800 shares of NFP common stock with a value of less than $0.1 million. The Company recognized a net loss on these transactions of $0.6 million for the three months ended March 31, 2009.

Note 5 - Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2010 are as follows:

	Corporate Client Group	Individual Client Group	Total
Balance as of January 1,
Goodwill, net of accumulated amortization	$385,996	$324,371	$710,367
Prior years accumulated impairments	(351,442)	(295,038)	(646,480)

	34,554	29,333	63,887
Contingent consideration, firm disposals, firm restructures and other	2,335	(100)	2,235
Impairments of goodwill for the period	—	—	—

Total	$36,889	$29,233	$66,122

The ASG is comprised primarily of NFPSI, NFP’s registered broker-dealer and investment advisor, an entity for which no intangible assets are recorded. See “Note 10—Business Segments” for further detail.

Acquired intangible assets

	As of March 31, 2010		As of December 31, 2009
(in thousands)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortizing identified intangible assets:
Book of business	$213,130	$(113,865)	$215,528	$(110,859)
Management contract	332,207	(82,055)	340,546	(82,090)
Institutional customer relationships	15,700	(4,361)	15,700	(4,143)

Total	$561,037	$(200,281)	$571,774	$(197,092)

Non-amortizing intangible assets:
Goodwill	$68,687	$(2,565)	$66,475	$(2,588)
Trade name	4,883	(63)	4,900	(69)

Total	$73,570	$(2,628)	$71,375	$(2,657)

Aggregate amortization expense for intangible assets subject to amortization for the three months ended March 31, 2010 was $8.3 million. Intangibles related to book of business, management contract and institutional customer relationships are being amortized over a 10-year, 25-year and 18-year period, respectively. Based on the Company’s acquisitions as of March 31, 2010, estimated amortization expense for each of the next five years is $33.2 million per year.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2010—(Consolidated)

(Unaudited)

Impairment of goodwill and intangible assets

In accordance with GAAP, long-lived assets, such as purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company generally performs its recoverability test for its long-lived asset groups whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company establishes an internal financial plan for its individual businesses and reportable segments and measures the actual performance of its businesses and reportable segments against this financial plan. These events or changes in circumstances include, but are not limited to, when a reportable segment experiences a significant deterioration in its operating cash flow compared to its financial plan, or prior year performance; a change in the extent or manner in which the long lived asset is being used, and a current expectation that, more likely than not, a long lived asset will be sold or otherwise disposed of before the end of its previously estimated useful life. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted cash flows expected to be generated by the asset and by the eventual disposition of the asset. If the estimated undiscounted cash flows are less than the carrying amount of the underlying asset, an impairment may exist. The Company measures impairments on identifiable intangible assets subject to amortization by comparing the fair value of the asset to the carrying amount of the asset. In the event that the discounted cash flows are less than the carrying amount, an impairment charge will be recognized for the difference in the consolidated statements of operations.

In accordance with GAAP, goodwill and intangible assets not subject to amortization are tested at least annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the intangible asset might be impaired. Indicators at the reporting unit level include but are not limited to: a significant deterioration in its operating cash flow compared to its financial plan or prior year performance, loss of key personnel, a decrease in NFP’s market capitalization below its book value, and an expectation that a reporting unit will be sold or otherwise disposed of. If one or more indicators of impairment exist, NFP performs an evaluation to identify potential impairments. If an impairment is identified, NFP measures and records the amount of impairment loss.

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

Under the income approach, management uses certain assumptions to determine the reporting unit’s fair value. The Company’s cash flow projections for each reporting unit are based on five-year financial forecasts. The five-year forecasts were based on quarterly financial forecasts developed internally by management for use in managing its business. The forecast assumes that revenue will stabilize and the Company will resume normalized long-term stable growth rates. The significant assumptions of these five-year forecasts included business-level budgets by quarter for the current year which are aggregated to produce reportable segment financial plans. These reportable segment budgets are then projected forward for four years using annual growth assumptions for revenues and expenses. The future cash flows were tax affected and discounted to present value using blended discount rates, ranging from 7.23% to 10.68%. Since NFP retains a cumulative preferred position in its businesses, NFP assigned a rate of return to that portion of its cash flow that would be represented by yields seen of preferred equity securities of 7.20%. For cash flows retained by NFP in excess of target earnings and below base earnings, NFP assigned a discount rate ranging from 9.86% to 19.64%. Terminal values for all reporting units were calculated using a Gordon growth methodology using blended discount rates ranging from 9.9% to 10.7% with a long-term growth rate of 3.0%.

On January 1, 2009, the Company adopted guidance related to accounting for non-financial assets and liabilities, which emphasizes market-based measurement, rather than entity-specific measurement, in calculating reporting unit fair value. In applying the market value approach, management derived an enterprise value of the Company as a whole as of March 31, 2010, taking into consideration NFP’s stock price, an appropriate equity premium and the current capital structure. The market value approach was used to derive the implied equity value of the entity as a whole which was then allocated to the segments based on the proportional fair value of each reporting unit derived using the income approach to the total entity fair value derived using the income approach.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2010—(Consolidated)

(Unaudited)

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

Non-financial assets measured at fair value on a non-recurring basis are summarized below:

($ in thousands)	Three Months Ended March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Book of business	$99,264	$—	$—	$99,264	$(108)
Management contract	250,152	—	—	250,152	(2,793)

Long-lived assets held and used with a carrying amount of $363.7 million were written down to their fair value of $360.8 million, resulting in an impairment charge of $2.9 million for amortizing intangibles, which was included in earnings for the three months ended March 31, 2010. The impairment related to certain intangible assets that were disposed of subsequent to March 31, 2010.

During the first quarter of 2009, the Company’s market capitalization was significantly below its book value and the Company performed an impairment analysis on its goodwill and other intangible assets as well as its long lived assets of all of its reporting units. The analysis resulted in an impairment charge of $588.4 million for goodwill and trade name and $18.9 million for amortizing intangible long lived assets for the three months ended March 31, 2009.

Note 6 - Borrowings

Credit Facility

NFP’s credit facility among NFP and the financial institutions party thereto, is structured as a revolving credit facility and matures on August 22, 2011. NFP has previously amended its credit facility as described in the 2009 10-K. The Second Amendment provided, among other terms, for the reduction in maximum revolving borrowings to $200.0 million at December 31, 2009. Thus, the maximum revolving borrowings remained at $200.0 million at March 31, 2010. On May 6, 2009, NFP executed the Third Amendment. Pursuant to the Third Amendment, the definition of EBITDA has been amended to expressly provide that the non-cash impairment of goodwill and intangible assets associated with the Company’s evaluation of intangible assets for the first quarter of 2009 in accordance with GAAP will be disregarded in the calculation of EBITDA.

NFP’s credit facility is structured as a revolving credit facility and matures on August 22, 2011. NFP may elect to pay down its outstanding balance at any time before August 22, 2011. Subject to legal or regulatory requirements, the credit facility is secured by the assets of NFP and its wholly-owned subsidiaries. Up to $35.0 million of the credit facility is available for the issuance of letters of credit and the sublimit for swingline loans is the lesser of $10.0 million or the total revolving commitments outstanding. The credit facility contains various customary restrictive covenants, subject to certain exceptions, that prohibit the Company from, among other things: (i) incurring additional indebtedness or guarantees, (ii) creating liens or other encumbrances on Default or Event of Default shall have occurred and be continuing on a pro forma basis, and (ii) after giving effect to such payment, (A) the Consolidated Fixed Charge Coverage Ratio shall not be more than 2.5 to 1.0, on a pro forma basis, (B) the Consolidated Fixed Charge Coverage Ratio shall not be less than 2.0 to 1.0, on a pro forma basis and (C) Minimum Liquidity shall not be less than $50,000,000.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2010—(Consolidated)

(Unaudited)

As of March 31, 2010, the Company was in compliance with all of its debt covenants. However, if the Company’s earnings deteriorate, it is possible that NFP would fail to comply with the terms of its credit facility, such as the consolidated leverage ratio covenant, and therefore be in default under the credit facility. Upon the occurrence of such event of default, the majority of lenders under the credit facility could cause amounts currently outstanding to be declared immediately due and payable. Such an acceleration could trigger “cross acceleration provisions” under NFP’s indenture governing the notes; see “—Convertible Senior Notes” below.

As of March 31, 2010, the year-to-date weighted average interest rate for NFP’s credit facility was 3.99%. The combined weighted average of the credit facility in the prior year period was 3.96%.

As of March 31, 2010, NFP had a balance of $35.0 million outstanding under its credit facility, below the maximum allowable balance of $200.0 million. As of December 31, 2009, NFP had a balance of $40.0 million outstanding under its credit facility.

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

Holders may convert their notes at their option on any day prior to the close of business on the scheduled trading day immediately preceding December 1, 2011 only under the following circumstances: (1) during the five business-day period after any five consecutive trading-day period (the “measurement period”) in which the price per note for each day of that measurement period was less than 98% of the product of the last reported sale price of NFP’s common stock and the conversion rate on each such day; (2) during any calendar quarter (and only during such quarter) after the calendar quarter ended March 31, 2007, if the last reported sale price of NFP’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (3) upon the occurrence of specified corporate events. The notes will be convertible, regardless of the foregoing circumstances, at any time from, and including, December 1, 2011 through the second scheduled trading day immediately preceding the maturity date. Default under the credit facility resulting in its acceleration would, subject to a 30-day grace period, trigger a default under the supplemental indenture governing the notes, in which case the trustee under the notes or holders of not less than 25% in principal amount of the outstanding notes could accelerate the payment of the notes.

Upon conversion, NFP will pay, at its election, cash or a combination of cash and common stock based on a daily conversion value calculated on a proportionate basis for each trading day of the relevant 20 trading day observation period. The initial conversion rate for the notes was 17.9791 shares of common stock per $1,000 principal amount of notes, equivalent to a conversion price of approximately $55.62 per share of common stock. The conversion price is subject to adjustment in some events but is not adjusted for accrued interest. As of March 31, 2010 the conversion rate for the notes is 18.0679 shares of common stock per $1,000 principal amount of notes, equivalent to a conversion price of approximately $55.35 per share of common stock. In addition, if a “fundamental change” (as defined in the First Supplemental Indenture governing the notes) occurs prior to the maturity date, NFP will, in some cases and subject to certain limitations, increase the conversion rate for a holder that elects to convert its notes in connection with such fundamental change.

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2010—(Consolidated)

(Unaudited)

    Note 7 - Stockholders’ Equity

The changes in stockholders’ equity and comprehensive income during the three months ended March 31, 2010 are summarized as follows:

(in thousands)	Par value	Additional paid-in capital	Accumulated (deficit)	Treasury stock	Accumulated other comprehensive income	Total
Balance at December 31, 2009	$4,414	$876,563	$(438,109)	$(102,930)	$99	$340,037
Common stock issued for:
Common stock repurchased	—	—	—	(1,064)	—	(1,064)
Tax benefit from purchase of call options	—	14	—	—	—	14
Stock issued through Employee Stock Purchase Plan	—	(1)	(1,211)	1,422	—	210
Stock-based awards exercised/lapsed, including tax benefit	63	1,631	—	—	—	1,694
Shares cancelled to pay withholding taxes	—	(1,858)	—	—	—	(1,858)
Amortization of unearned stock-based compensation, net of cancellations	—	2,950	—	—	—	2,950
Dividend Equivalents of stock-based awards	—	1	(67)	—	—	(66)
Components of comprehensive income:
Translation adjustments, net of tax effect of $0	—	—	—	—	41	41
Net income	—	—	6,990	—	—	6,990

Comprehensive income	—	—	—	—	—	7,031

Balance at March 31, 2010	$4,477	$879,300	$(432,397)	$(102,572)	$140	$348,948

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2010—(Consolidated)

(Unaudited)

Summarized below is the amount of stock-based compensation allocated in the consolidated statement of operations.

	Three Months Ended March 31,
(in thousands)	2010	2009
Operating expenses:
Compensation expense	$1,628	$2,086
Management fees	1,322	402

Total stock-based compensation cost	$2,950	$2,488

Employee Stock Purchase Plan

Effective January 1, 2007, NFP established an Employee Stock Purchase Plan (“ESPP”). The ESPP is designed to encourage the purchase of common stock by NFP’s employees, further aligning interests of employees and stockholders and providing incentive for current employees. Up to 3,500,000 shares of common stock are currently available for issuance under the ESPP. The ESPP enables all regular and part-time employees who have worked with NFP for at least one year to purchase shares of NFP common stock through payroll deductions of any whole dollar amount of eligible compensation, up to an annual maximum of $10,000. The employees’ purchase price is 85% of the lesser of the market price of the common stock on the first business day or the last business day of the quarterly offering period. The Company recognizes compensation expense related to the compensatory nature of the discount given to employees who participate in the ESPP, which totaled less than $0.1 million and $0.2 million for the three months ended March 31, 2010 and 2009, respectively.

Summarized ESPP information is as follows:

(in thousands, except per share amounts)	For the Period Ended March 31, 2010
Purchase price per share	$7.21
Shares to be acquired	33,215
Employee contributions	$239
Stock compensation expense recognized	$65

Note 8 - Non-Cash Transactions

The following non-cash transactions occurred during the periods indicated:

	Three Months Ended March 31,
	2010	2009
Net assets acquired (liabilities assumed) in connection with acquisitions	$—	$(54)
Stock repurchased, note receivable and satisfaction of an accrued liability in connection with divestitures of acquired firms	(62)	—
Stock repurchased in exchange for satisfaction of a note receivable, due from principal and/or certain entities they own and other assets	(1,002)	—
Excess (reduction in) tax benefit from stock-based awards exercised/lapsed, net	(764)	(2,777)
Stock issued through employee stock purchase plan	210	236
Accrued liability for contingent consideration	$2,294	$765

Note 9 - Commitments and Contingencies

Legal matters

In the ordinary course of business, the Company is involved in lawsuits and other claims. Management considers these lawsuits and claims to be without merit and the Company intends to defend itself vigorously. In addition, the sellers of businesses that the Company acquires typically indemnify the Company for loss or liability resulting from acts or omissions occurring prior to the acquisition, whether or not the sellers were aware of these acts or omissions. Several of the existing lawsuits and claims have triggered these indemnity obligations.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2010—(Consolidated)

(Unaudited)

In addition to the foregoing lawsuits and claims, during 2004, several of the businesses received subpoenas and other informational requests from governmental authorities, including the New York Attorney General’s Office, seeking information regarding compensation arrangements, any evidence of bid rigging and related matters. The Company has cooperated and will continue to cooperate fully with all governmental agencies.

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

Contingent consideration arrangements

The maximum contingent payment which could be payable as purchase consideration based on commitments outstanding as of March 31, 2010 is as follows:

(in thousands)	2010	2011	2012	2013	Thereafter
Maximum contingent payments payable as purchase consideration	$111,896	$80,297	$241	$400	$—

Performance incentives

Management fees include an accrual for certain performance-based incentive amounts payable under NFP’s ongoing incentive plan. As of March 31, 2010, three NFP-owned businesses have elected to continue to participate in the ongoing incentive plan. Incentive amounts were paid in a combination of cash and NFP’s common stock. For businesses remaining within the ongoing incentive plan, the principal is required to take a minimum of 30% (maximum 50%) of the incentive award in common stock. The Company accrues on a current basis for these businesses the additional cash incentive (50% of the stock portion of the award) based upon the principal’s election or the minimum percentage required to be received in NFP stock. As of March 31, 2010, the maximum aggregate additional payment for this cash incentive was approximately $0.1 million. Effective December 31, 2008, NFP has elected to pay all incentive awards under this plan in cash.

For the three month period ended March 31, 2010 and March 31, 2009, the Company recorded ongoing incentive expense of ($0.3) million and ($0.3) million, respectively, which is included in management fee expense in the consolidated statements of operations. Executive officers do not participate in the ongoing incentive plan, which was funded with the Company’s cash flow.

Incentive Plans

NFP views incentive plans as an essential component in compensating principals and as a way to activate growth across the Company. NFP historically incentivized its principals through the ongoing incentive plan, established for principals who have completed their contingent consideration period. In 2009, NFP adopted three new incentive plans that included both a cash and equity component (two annual cash-based plans and one long-term equity-based plan) for principals and key employees of its businesses.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2010—(Consolidated)

(Unaudited)

The Annual Principal Incentive Plan

The Annual Principal Incentive Plan (the “PIP”) is designed to reward annual performance of a business based on the business’s earnings growth. Under the PIP, a cash incentive payment will be made to the extent a business’s earnings exceed its PIP Performance Target (as defined below) for the 12-month performance period ending September 30, 2010. The greater a business’s earnings growth rate exceeds its PIP Performance Target rate for the 12-month performance period, the higher the percentage of the business’s earnings growth the Company will pay the principal under the PIP. The Company accrued $9.0 million within management fees expense relating to the PIP in the fourth quarter of 2009. The Company has reduced the accrual to $5.9 million in the first quarter of 2010. For the initial 12-month performance period of the PIP, the incentive target (the “PIP Performance Target”) for each business participating in the PIP is generally set at the lower of (a) such business’s earnings for the 12 months ended June 30, 2009 or (b) such business’s incentive target under the ongoing incentive plan as of June 30, 2009. NFP’s Executive Management Committee, in its sole discretion, may adjust any PIP Performance Target as necessary to account for extraordinary circumstances, including, without limitation, sub-acquisitions.

The Company calculates and includes a PIP accrual in management fees expense for each quarter on a consolidated basis. Each quarter, the Company calculates the amount of a business’s PIP accrual in management fees expense based on the business’s earnings growth rate above its PIP Performance Target rate. The PIP Performance Target is allocated on a straight line basis over the course of the 12-month performance period. The Company calculates the business’s PIP accrual amount and earnings growth rate on a cumulative basis. For example, for the quarter ended March 31, 2010, the business’s PIP accrual amount and earnings growth rate will be calculated for the six months from October 1, 2009 (the first day of the 12-month performance period for the PIP) to March 31, 2010; for the quarter ended June 30, 2010, for the nine months from October 1, 2009 to June 30, 2010. The amount of management fees expense or benefit the Company will take in a particular quarter for a business’s PIP accrual will depend on the difference between the business’s cumulative PIP accrual for the period ending on the last day of that quarter and the business’s cumulative PIP accrual for the period ending on the last day of the preceding quarter. The amount of PIP accrual taken as management fee expense therefore may vary from quarter to quarter and may be positive or negative.

For example, if a business’s earnings growth rate exceeds its PIP Performance Target at the same level each quarter, the amount of management fee expense the Company will take for the business’s PIP accrual will be the same each quarter during the 12-month performance period. In contrast, if a business has weaker earnings growth for a quarter compared with stronger earnings growth in the previous quarter, the business will have a lower level of projected payout than it had in the previous quarter, based on the business’s cumulative performance. Because the PIP is accrued on a cumulative basis, for the weaker quarter, the cumulative accrual will decrease to account for the lower level of projected payout at the end of the 12-month performance period and the Company will report a smaller PIP accrual management fees expense (or in some cases the Company will report a PIP accrual management fees benefit) for the business.

The PIP is intended to remain in place for successive 12-month performance periods following the initial PIP performance period. The PIP incentive hurdle will be set at the beginning of each such performance period. For businesses that have not at this time completed their three year earn-out period, the initial PIP performance period is expected to commence immediately upon the completion of such business’s three year earn-out period, at which time the PIP incentive hurdle will be determined.

Principals likely to receive an incentive payment under the ongoing incentive plan, which was effective as of January 1, 2002, were given the option to continue to participate in the ongoing incentive plan until the end of their current ongoing incentive plan period. As of March 31, 2010, three NFP-owned businesses elected to continue to participate in the ongoing incentive plan. For principals that did not so elect and all other principals, the ongoing incentive plan terminated on September 30, 2009. The ongoing incentive plan pays an increasing proportion of incremental earnings based on growth in earnings above an incentive target based on a three-year measuring period. The ongoing incentive plan rewards growth above the prior period’s average earnings or prior incentive target, whichever is higher. However, once a business reaches earnings in a three-year period equal to or in excess of the cumulative amount of its original target compounded at 35% over three years, the new incentive target is fixed. If the principal does not receive contingent consideration or an incentive payment in a prior period, the incentive target remains unchanged. The bonus is structured to pay the principal 5% to 40% of NFP’s share of incremental earnings from growth. Effective December 31, 2008, NFP has elected to pay all incentive awards under this plan in cash. Executive officers do not participate in the ongoing incentive or PIP plan, both of which were funded with the Company’s cash flow. See also “Operating expenses—Management fees.”

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2010—(Consolidated)

(Unaudited)

The Business Incentive Plan

Under the Business Incentive Plan (the “BIP”), NFP will fund incentive pools based on the achievement of certain growth targets specific to the reportable segments and business lines within those segments for the 12-month performance period ending December 31, 2010. The Company has accrued $0.6 million within management fees expense relating to the BIP in the first quarter of 2010. Depending on the Company’s performance, the Company anticipates accruing additional expense for the BIP in 2010.

The Long-Term Equity Incentive Plan

Under the Long-Term Equity Incentive Plan (the “EIP”), during the fourth quarter of 2009 NFP issued equity awards to principals and key employees of its businesses generally based on each business’s performance over the two-year period that ended on June 30, 2009 (the “Initial EIP Performance Period”). The payments made under the EIP for the Initial EIP Performance Period were in the form of Restricted Stock Units (“RSUs”). The RSUs vest 100% on the third anniversary of the grant date.

Note 10 – Business Segments

Effective January 1, 2010, NFP changed its financial operating segment reporting to reflect management and organizational changes made to improve the allocation of its resources and the quality and scope of the services provided to the Company’s clients. In addition, NFP completed financial reporting infrastructure improvements in 2010 to facilitate operating segment reporting for the current year and prior year period. Periods prior to January 1, 2010 have been restated to reflect the basis of segmentation presented below. The Company’s three reportable segments provide distinct products and services to different client bases. The Company’s main source of revenue from its reportable segments is commissions and fees revenue from the sale of products and services. Effective January 1, 2010, each reportable segment is separately managed and has separate financial information evaluated regularly by the Company’s chief operating decision maker in determining resource allocation and assessing performance. The Company’s three reportable segments are the CCG, the ICG, and the ASG.

•

The CCG is one of the leading corporate benefits advisors in the middle market, offering independent solutions for health and welfare insurance, retirement planning, executive benefits, and commercial property and casualty insurance. The CCG serves corporate clients by providing advisory and brokerage services related to the planning and administration of benefits plans that take into account the overall business profile and needs of the corporate client.

•

The ICG is a leader in the delivery of independent life insurance and wealth transfer solutions for high net worth individuals and includes wholesale life brokerage, retail life and investment advisory services. In evaluating their clients’ near-term and long-term financial goals, the ICG’s advisors serve wealth accumulation, preservation and transfer needs, including estate planning, business succession, charitable giving and financial advisory services.

•

The ASG serves independent financial advisors whose clients are high net worth individuals and companies by offering, broker-dealer and asset management products and services through NFPSI, NFP’s registered investment advisor and independent broker-dealer. The ASG attracts financial advisors seeking to provide clients with sophisticated resources and an open choice of products.

Expenses associated with NFP’s corporate shared services are allocated to NFP’s three reportable segments largely based on performance by segment and on other reasonable assumptions and estimates as it relates to NFP’s corporate shared services support of the reportable segments.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2010—(Consolidated)

(Unaudited)

Financial information relating to NFP’s reportable segments is as follows (in millions):

(in millions) Three Months Ended March 31, 2010	Corporate Client Group	Individual Client Group	Advisor Services Group	Total

Revenue:
Commissions and fees	$95.2	$78.7	$51.4	$225.3

Operating expenses:
Commissions and fees	8.0	18.4	42.1	68.5
Compensation expense	33.1	28.2	3.9	65.2
Non-compensation expense	19.6	17.5	3.4	40.5
Management fees	15.1	8.5	—	23.6
Amortization of intangibles	5.3	3.0	—	8.3
Depreciation	1.6	1.1	0.3	3.0
Impairment of intangible assets	1.9	1.0	—	2.9
Gain on sale of subsidiaries	(1.3)	(0.9)	—	(2.2)

Total operating expenses	83.3	76.8	49.7	209.8

Income from operations	$11.9	$1.9	$1.7	$15.5

At March 31, 2010	Corporate Client Group	Individual Client Group	Advisor Services Group	Corporate Items and Eliminations	Total

Intangibles, net	$203.8	$161.8	$—	$—	$365.6
Goodwill, net	$36.9	$29.2	$—	$—	$66.1
Total Assets	$409.7	$250.6	$44.8	$217.5	$922.6

Three Months Ended March 31, 2009	Corporate Client Group	Individual Client Group	Advisor Services Group	Total
Revenue:
Commissions and fees	$92.5	$85.1	$39.4	$217.0

Operating expenses:
Commissions and fees	8.9	19.4	34.1	62.4
Compensation expense	33.9	30.3	4.3	68.5
Non-compensation expense	18.4	19.1	1.8	39.3
Management fees	12.6	9.9	—	22.5
Amortization of intangibles	5.9	3.7	—	9.6
Depreciation	1.8	1.5	0.2	3.5
Impairment of intangible assets	354.3	253.0	—	607.3
Loss on sale of subsidiaries	0.6	—	—	0.6

Total operating expenses	436.4	336.9	40.4	813.7

Loss from operations	$(343.9)	$(251.8)	$(1.0)	$(596.7)

At December 31, 2009	Corporate Client Group	Individual Client Group	Advisor Services Group	Corporate Items and Eliminations	Total
Intangibles, net	$212.5	$167.0	$—	$—	$379.5
Goodwill, net	$34.6	$29.3	$—	$—	$63.9
Total Assets	$419.4	$279.5	$73.2	$198.3	$970.4

Note 11 – Subsequent Events

Subsequent to the three months ended March 31, 2010, the outstanding balance on NFP’s credit facility was reduced by $15.0 million, leading to a total outstanding balance of $20.0 million as of May 10, 2010.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements of National Financial Partners Corp. (“NFP”) and its subsidiaries (together with NFP, the “Company”) and the related notes included elsewhere in this report. In addition to historical information, this discussion includes forward-looking information that involves risks and assumptions, which could cause actual results to differ materially from management’s expectations. See “Forward-Looking Statements” included elsewhere in this report.

Executive Overview

NFP and its benefits, insurance and investment businesses provide a full range of advisory and brokerage services to the Company’s clients. NFP serves corporate and high net worth individual clients throughout the United States and in Canada, with a focus on the middle market and entrepreneurs.

Founded in 1998, the Company has grown organically and through acquisitions, operating in the independent distribution channel. This distribution channel offers independent advisors the flexibility to sell products and services from multiple non-affiliated providers to deliver objective, comprehensive solutions. The number of products and services available to independent advisors is large and can lead to a fragmented marketplace. NFP facilitates the efficient sale of products and services in this marketplace by using its scale and market position to contract with leading product providers. These relationships foster access to a broad array of insurance and financial products and services as well as better underwriting support and operational services. In addition, the Company is able to operate effectively in this distribution channel by leveraging financial and intellectual capital, technology solutions, cross-selling, and regulatory compliance support across the Company. The Company’s marketing and wholesale organizations also provide an independent distribution channel for benefits, insurance and investment products and services, serving both third-party affiliates as well as member NFP-owned businesses.

NFP has three reportable segments: the Corporate Client Group (the “CCG”), the Individual Client Group (the “ICG”) and the Advisor Services Group (the “ASG”). The CCG is one of the leading corporate benefits advisors in the middle market, offering independent solutions for health and welfare insurance, retirement planning, executive benefits, and commercial property and casualty insurance. The ICG is a leader in the delivery of independent life insurance and wealth transfer solutions for high net worth individuals and includes wholesale life brokerage, retail life and investment advisory services. The ICG also receives commissions from personal lines property and casualty insurance brokerage. The ASG, including NFP Securities, Inc. (“NFPSI”), a leading independent broker-dealer and registered investment advisor, serves independent financial advisors whose clients are high net worth individuals and companies by offering broker-dealer and asset management products and services. The ASG attracts financial advisors seeking to provide clients with sophisticated resources and an open choice of products. NFP promotes collaboration among its business lines to provide its clients the advantages of a single coordinated resource to address their corporate and individual benefits, insurance and investment planning needs.

NFP enhances its competitive position by offering its clients a broad array of insurance and financial solutions. NFP’s continued investments in marketing, compliance and product support provide its independent advisors with the resources to deliver strong client service. NFP believes its operating structure allows its businesses to effectively and objectively serve clients at the local level while having access to the resources of a national company. NFP’s senior management team is composed of experienced insurance and financial services leaders. The Company’s principals, who manage the day-to-day operations of many of NFP’s businesses, are professionals who are well positioned to understand client needs.

While the challenging economic environment is showing signs of stabilization, there is uncertainty as to the scope of any economic recovery. Additionally, weak economic conditions during the latter part of 2008 largely continued during 2009 and in the first quarter of 2010. Financial market volatility and a distressed economic environment may reduce the demand for the Company’s services or the products the Company distributes and could negatively affect the Company’s results of operations and financial condition.

Key Elements of NFP’s Operating Strategy

NFP’s goal is to provide exceptional client service in order to achieve superior long-term returns for its stockholders. To accomplish this goal, NFP focuses on the following key areas:

•

Align business resources.    In 2009, NFP reorganized to improve the allocation of its resources and the quality and scope of the services provided to the Company’s existing and prospective clients. NFP has organized its businesses into three reportable segments: the CCG, the ICG and the ASG. Operating though this structure allows NFP to more efficiently assess the Company’s performance and align resources within reportable segments. As part of NFP’s reorganization, NFP also restructured its incentive plans to further align the compensation among the principals and the Company. See “—Incentive Plans.”

•

Benefit from independent distribution channel.    The independent distribution channel offers a platform where advisors may sell the products and services of vendors of their choosing based on the most effective solutions available for their clients. For advisors in this channel, building strong client relationships and a local market reputation for service and execution is a key differentiator. The strength of these client relationships can offer a solid foundation for client retention and a platform which promotes business development through cross-selling and new client acquisition.

•

Realize value through economies of scale.    NFP contracts with leading insurance and financial product providers for access to products and services and support for its operations. This allows NFP to aggregate the buying power of a large number of distributors, which can improve the underwriting and other services received by the Company, its advisors and clients. Through its scale, the Company leverages financial and intellectual capital, technology solutions, cross-selling, and regulatory compliance support.

•

Capitalize on the growth of NFP’s attractive target markets.    The trends in the Company’s target corporate and high net worth individual markets provide a strong demographic base for growth. According to the Forbes Insights U.S. Middle Market Outlook 2009, there are approximately 106,000 mid-sized businesses, with revenues of between $25 million and $1 billion. These businesses employ 32 million people and have total revenue of more than $6 trillion. According to Spectrem Group, a financial services industry research and consulting firm, the number of households with net worth, excluding primary residence, in excess of $1 million grew 16% in 2009 compared with 2008. Further, the number of households with net worth, excluding primary residence, in excess of $5 million grew 17% in 2009 compared with 2008. NFP believes that the demand for insurance and financial products and services in these markets will continue to grow. The Company has built its distribution system by attracting advisors targeting these markets, and it expects to grow by expanding its client base and adding additional advisors.

•

Acquire high-quality independent businesses.    NFP anticipates continuing sub-acquisitions and may consider acquisitions that provide recurring revenue and strategically complement its existing businesses during 2010. NFP believes that opportunities remain for growth through disciplined acquisitions of high quality businesses.

Industry Background

NFP believes that it is well positioned to capitalize on a number of trends in the insurance and financial services industry, including:

•

Activity in employer-sponsored benefits plans. According to the Employee Benefit Research Institute, total spending on employee benefits, excluding retirement benefits, grew from an estimated $494 billion in 2000 to an estimated $770 billion in 2008, accounting for approximately 10% of employers’ total spending on compensation in 2008. Of the $770 billion, approximately 88% was related to health benefits, with the balance spent on other benefits. To augment employer-sponsored plans, many businesses have started to make ancillary benefits products available to their employees, such as individual life, long-term care and disability insurance. NFP believes that these factors will continue to provide the Company with significant growth opportunities. In 2008, a protracted recession occurred and unemployment increased, negatively impacting the results of the CCG in 2008, 2009 and the first quarter of 2010. Additionally, the Patient Protection and Affordable Care Act (“PPACA”) and the Health Care and Education Affordability Reconciliation Act of 2010 (together with PPACA, the “Healthcare Bills”), were signed into law in March 2010. As the economic environment stabilizes, and as the impact of the Healthcare Reform Bills on the CCG is more quantifiable, the Company will seek to further capitalize on opportunities in this market. The CCG accounted for 42.3% of NFP’s revenue for the three months ended March 31, 2010 and 42.6% of NFP’s revenue for the three months ended March 31, 2009.

•

Opportunities in the high net worth market. While many households experienced a decrease in personal wealth in 2008, NFP believes that there are still significant opportunities to service the high net worth market. According to Spectrem Group, the number of households with net worth, excluding primary residence, in excess of $1 million grew 16% in 2009 compared with 2008. Further, the number of households with net worth, excluding primary residence, in excess of $5 million grew 17% in 2009 compared with 2008. Also, according to LIMRA, only 36% of surveyed individuals having investable assets in excess of $2.5 million have any type of financial plans in place. As a result of financial planning, 50% of households buy products or place money with the firms or advisors who prepare their households’ financial plans. The ICG accounted for 34.9% of NFP’s revenue for the three months ended March 31, 2010 and 39.2% of NFP’s revenue for the three months ended March 31, 2009.

•

Need for asset transfer products. NFP expects the need for insurance and wealth transfer products and services to increase in the future due to the demand for the efficient intergenerational transfer of assets among high net worth individuals. For example, considerable uncertainty continues to surround the federal estate tax. According to LIMRA, if Congress modified the tax to set the exclusion at $3.5 million, 78% of surveyed individuals having investable assets in excess of $2.5 million would take some type of wealth transfer action.

•

Demand for unbiased solutions and benefit of open architecture approach. NFP believes that clients are increasingly demanding unbiased advice from the financial services industry and that the independent distribution channel is best positioned to offer this service. Distributors in this channel use an “open architecture” approach. This approach allows access to a wide range of products and services from a variety of providers, identifying appropriate financial solutions for corporate and high net worth individual clients. This distribution channel is also well suited to the development of personal relationships that facilitate sales in what can be an extended sales process for companies and high net worth individuals.

•

Need for infrastructure in the independent distribution channel. NFP believes it provides a unique opportunity for entrepreneurs in the independent distribution channel to compete and succeed in a consolidating industry. Within the financial services industry, insurance carriers and financial product providers have undergone tremendous consolidation as financial services companies have sought to broaden their business platforms and gain economies of scale. This ongoing consolidation makes it more difficult for advisors in the independent distribution channel to compete and succeed. As consolidation increases, NFP believes the need for expanding product and service offerings, along with an efficient service model, will be increasingly necessary to compete effectively for the Company’s target clients.

Reportable Segments

NFP operates in three segments that provide distinct products and services to corporate and high net worth individual clients: the CCG, the ICG and the ASG. The Company’s main source of revenue from its reportable segments is commissions and fees earned from the sale of products and services. Information with respect to all sources of revenue and income (loss) from operations by reportable segment for the three months ended March 31, 2010 and March 31, 2009, is as follows (in millions):

	Three Months Ended
	March 31, 2010	March 31, 2009
Revenue
Commissions and fees
Corporate Client Group	$95.2	$92.5
Individual Client Group	78.7	85.1
Advisor Services Group	51.4	39.4

Total	$225.3	$217.0

	March 31, 2010	March 31, 2009
Income (loss) from operations
Corporate Client Group	$11.9	$(343.9)
Individual Client Group	1.9	(251.8)
Advisor Services Group	1.7	(1.0)

Total	$15.5	$(596.7)

Income from operations increased $612.2 million or 102.6% to $15.5 million for the period ended March 31, 2010 from a loss of $596.7 million for the three months ended March 31, 2009. The increase in income from operations was driven by the significant decline in impairments from $607.3 million in the three months ended March 31, 2009 to $2.9 million for the three months ended March 31, 2010. Excluding the impact of impairments, the Company’s income from operations improved due to increases in revenues at the CCG and ASG and a decline in operating expenses at the ICG offset by increases in commissions and fees expense at the ASG. The decline in impairments resulted from the significant impairment taken for the three months ended March 31, 2009 that reflected the incorporation of market data, including NFP’s market value which had remained below net book value for a sustained period in 2009, the performance of the Company in the economic environment in the prior year period, and discount rates that were risk adjusted to reflect both company-specific and market-based credit spreads and other relevant market data. Among other significant factors, the market value in the prior year period reflected the stressed macroeconomic environment and its impact on the Company’s sales.

Corporate Client Group

The CCG is one of the leading corporate benefits advisors in the middle market, offering independent solutions for health and welfare insurance, retirement planning, executive benefits, and commercial property and casualty insurance. The CCG serves corporate clients by providing advisory and brokerage services related to the planning and administration of benefits plans that take into account the overall business profile and needs of the corporate client. The CCG accounted for 42.3% of NFP’s revenue for the three months ended March 31, 2010 and 42.6% of NFP’s revenue for the three months ended March 31, 2009. The CCG is organizing its operations by region in order to facilitate the sharing of resources and investments among its advisors to address clients’ needs. The CCG operates primarily through its corporate benefits and executive benefits business lines.

The corporate benefits business line accounted for approximately 89.2% of the CCG’s revenue for the three months ended March 31, 2010 and 88.4% of the CCG’s revenue for the three months ended March 31, 2009. Generally, corporate benefits are available to a broad base of employees within an organization and include products and services such as group medical and disability insurance, group life insurance and retirement planning. The corporate benefits business line consists of both retail and wholesale benefits operations, advanced benchmarking and analysis tools and comprehensive support services to NFP-owned businesses and non-owned entities that pay membership fees to NFP Benefits Partners. NFP Benefits Partners is a division of NFP Insurance Services, Inc. (“NFPISI”), a licensed insurance agency and an insurance marketing organization wholly owned by NFP. For more information about NFPISI, see “—Individual Client Group.”

The executive benefits business line accounted for 11.2% of the CCG’s revenue for the three months ended March 31, 2010 and 11.6% of the CCG’s revenue for the three months ended March 31, 2009. Executive benefits products and services provide employers with the ability to establish plans that create or reinstate benefits for highly-compensated employees, typically through non-qualified plans or disability plans. Clients may utilize a corporate-owned life insurance funding strategy to finance future compensation due under these plans. The executive benefits business line consists of NFP-owned businesses and non-owned entities that are members of one of NFP’s marketing and wholesale organizations.

In connection with its delivery of corporate benefits products and services, the CCG’s clients range from businesses with employees in the single digits to businesses employing thousands, with a focus on middle-market businesses employing between 50 and 1,000 employees. In connection with its distribution of executive benefits products and services, the CCG actively works with Fortune 2000 companies, while also serving businesses employing between 200 and 2,000 employees. In the sale of bank-owned life insurance, the CCG targets community banks that hold between $100 million and $5 billion of assets.

The CCG provides a suite of services to its clients, including the products and services listed below:

CCG Products	CCG Services

•     401(k)/403(b) plans

•     Bank-owned life insurance (BOLI)

•     Corporate-owned life insurance (COLI)

•     Directors and officers insurance

•     Disability insurance

•     Employee assistance programs

•     Errors and omissions insurance

•     Fiduciary liability

•     Flexible spending accounts (FSAs)

•     Fully insured health plans

•     Health reimbursement arrangements (HRAs)

•     Health savings accounts (HSAs)

•     High limit disability

•     Group dental and vision insurance

•     Group life insurance

•     Group variable annuity programs

•     Long-term care

•     Multi-life individual disability

•     Prescription plans

•     Property and casualty insurance (commercial)

•     Self-funded health plans including stop loss coverage

•     Voluntary employee benefits

•     Wellness/productivity management

•     Workers’ compensation plans

•     Benchmarking analysis

•     Benefits communication

•     COBRA administration

•     Consolidated billing

•     Consulting, administration and funding analysis for:

¡     Non-qualified plans for highly-compensated executives

¡     Qualified and non-qualified stock option programs

¡     Group term carve-out plans

¡     Executive disability programs

•     Consumer health advocacy

•     Enrollment administration

•     Executive compensation consulting

•     Flexible spending administration

•     HIPAA administration

•     Human resource consulting

•     International employee benefits consulting

•     Retirement plan administration and investment analysis

The CCG earns commissions on the sale of insurance policies and fees for the development, implementation and administration of corporate and executive benefits programs. In the corporate benefits business line, commissions and fees are generally paid each year as long as the client continues to use the product and maintains its broker of record relationship with the Company. In some cases, such as for the administration of retirement-focused products like 401(k) plans, fees earned are based on the amount of assets under administration or advisement by the CCG. Generally, in the executive benefits business line, consulting fees are earned relative to the completion of specific client engagements, administration fees are earned throughout the year on policies, and commissions are earned as a calculated percentage of the premium in the year that the policy is originated and during subsequent renewal years, as applicable.

The CCG also offers property and casualty insurance brokerage and consulting services for which it earns commissions and fees. NFP believes that these services complement the corporate and executive benefits services provided to the Company’s clients. NFP Property and Casualty Services, Inc. (“NFP P&C”), one of NFP’s wholly-owned businesses, provides property and casualty insurance brokerage services. NFP continues to position NFP P&C as a single property and casualty insurance resource for its businesses and members of NFP’s marketing and wholesale organizations.

NFP believes that of the Company’s business lines, the corporate benefits business line provides a relatively consistent source of revenue to NFP because recurring revenue is earned each year a policy or service remains in effect. NFP believes that the CCG has a high rate of client retention. NFP believes that revenue from the executive benefits business line tends to be split between recurring revenue and revenue that is concentrated in the year of sale. Historically, revenue earned by the CCG is weighted towards the fourth quarter.

The CCG faces competition which varies based on the products and services provided. The CCG faces competition from Aon Corporation, Arthur J. Gallagher & Co., Brown & Brown, Inc., Hub International Limited, Lockton Companies, LLC, Marsh & McLennan Companies, USI Holdings Corporation, Willis Group Holdings and regional independent providers. The CCG’s regional competitors include local brokerage firms and regional banks, consulting firms, third-party administrators, producer groups and insurance companies.

Individual Client Group

The ICG is a leader in the delivery of independent life insurance and wealth transfer solutions for high net worth individuals. In evaluating their clients’ near-term and long-term financial goals, the ICG’s advisors serve wealth accumulation, preservation and transfer needs, including estate planning, business succession, charitable giving and financial advisory services. The ICG also receives commissions from personal lines property and casualty insurance brokerage. The ICG accounted for 34.9% of NFP’s revenue for the three months ended March 31, 2010 and 39.2% of NFP’s revenue for the three months ended March 31, 2009. The ICG operates through its marketing organization, PartnersFinancial, its wholesale life brokerage businesses, consisting of Highland Capital Brokerage, Inc. and other NFP-owned businesses, as well as through its retail life and investment advisory business lines.

The marketing organization and wholesale life brokerage business line accounted for 56.9% of the ICG’s revenue for the three months ended March 31, 2010 and 49.2% of the ICG’s revenue for the three months ended March 31, 2009. Annual fees are paid for membership in PartnersFinancial, a division of NFPISI. PartnersFinancial develops relationships and contracts with selected preferred insurance carriers, earning override commissions when those contracts are used. PartnersFinancial is supported by shared service technology investments, co-developed tailored products and services for use by life insurance advisors, and enhanced and dedicated underwriting services and other benefits. Highland Capital Brokerage, Inc. has a significant focus on financial institutions, providing point of sale and insurance marketing support. Highland Capital Brokerage, Inc. and the ICG’s other wholesale life brokerage businesses operate through a brokerage general agency model that provides brokers, typically either independent life insurance advisors or institutions, support as needed. The independent life insurance advisors or institutions then distribute life insurance products and services directly to individual clients. The support provided by the wholesale life brokerage businesses may include underwriting, marketing, point of sale, case management, advanced case design, compliance or technical support.

The retail life business line accounted for 26.3% of the ICG’s revenue for the three months ended March 31, 2010 and 35.9% of the ICG’s revenue for the three months ended March 31, 2009. The retail life business line provides individual clients with life insurance products and services and consists of NFP-owned businesses.

The ICG’s investment advisory business line accounted for 17.4% of the ICG’s revenue for the three months ended March 31, 2010 and 15.9% of the ICG’s revenue for the three months ended March 31, 2009. The ICG’s investment advisory business line provides retail financial services to individual clients. This business line consists of NFP-owned businesses.

The ICG’s clients are generally high net worth individuals who the ICG accesses both directly through its retail life and investment advisory business lines and indirectly through its marketing organization and wholesale life brokerage business line. NFP believes that it is well positioned to benefit from any future growth in the high net worth markets.

The ICG provides a suite of services to its clients, including the products and services listed below:

ICG Products	ICG Services

•     Fixed and variable annuities

•     Individual whole, universal and variable life insurance

•     Managed accounts

•     Mutual funds

•     Private placement variable life insurance

•     Property and casualty insurance (individual)

•     Stocks and bonds

•     Survivorship whole, universal and variable life insurance

•     Term life insurance

•     Alternative investment strategies

•     Asset allocation

•     Asset management

•     Case design

•     Charitable giving planning

•     Closely-held business planning

•     Estate planning

•     Financed life insurance product placement

•     Financial planning

•     Investment consulting

•     Life settlements/variable life settlements

•     Preferred underwriting with select carriers

•     Retirement distribution

•     Wealth accumulation planning

Commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. In the marketing organization and wholesale life brokerage business line, the ICG generally receives commissions paid by the insurance carrier for facilitating the placement of the product. Wholesale life brokerage revenue also includes amounts received by NFP’s life brokerage entities, including its life settlements brokerage entities, which assist advisors with the placement and sale of life insurance. In the retail life business line, commissions are generally calculated as a percentage of premiums, generally paid in the first year. The ICG receives renewal commissions for a period following the first year. The ICG’s investment advisory business line earns fees for offering financial advisory and related services. These fees are generally based on a percentage of assets under management and are paid quarterly. In addition, the ICG may earn commissions related to the sale of securities and certain investment-related insurance products. Finally, the ICG may receive commissions from personal lines property and casualty insurance brokerage.

Many of the NFP-owned businesses comprising the investment advisory business line of the ICG conduct securities or investment advisory business through NFPSI. Like the other business lines in the ICG, the investment advisory business line generally targets high net worth individuals as clients. In contrast, the ASG’s primary clients are independent investment advisors, who in turn serve high net worth individuals and companies. The ICG’s investment advisory business line is composed of NFP-owned businesses. In contrast, the ASG serves independent financial advisors associated with both NFP-owned and non-owned businesses. When independent financial advisors associated with NFP-owned businesses place business through NFPSI, NFPSI receives a commission and the independent financial advisor associated with the NFP-owned business receives the remaining commission. When independent financial advisors associated with non-owned businesses place business through NFPSI, NFPSI receives a commission and the independent financial advisor associated with the non-owned business receives the remaining commission. See also “—Advisor Services Group.”

Revenue generated by the marketing organization and wholesale life brokerage and retail life business lines tends to be concentrated in the year that the policy is originated. Historically, revenue earned by the marketing organization and wholesale life brokerage and retail life business lines is weighted towards the fourth quarter as clients finalize tax planning decisions at year-end. Revenue generated by the ICG’s investment advisory business line is generally recurring given high client retention rates, and is influenced by the performance of the financial markets and the economy, as well as asset allocation decisions if fees are based on assets under management.

The ICG’s competitors in the insurance and wealth transfer business include insurance carrier-sponsored producer groups, captive distribution systems of insurance companies, broker-dealers, banks, independent insurance intermediaries, boutique brokerage general agents and distributors. The ICG also competes with a large number of investment management and investment advisory firms, including global and domestic investment management companies, commercial banks, brokerage firms, insurance companies, independent financial planners and other financial institutions. The ICG faces competition from Crump Group, Inc., M Financial Group and Northwestern Mutual.

Advisor Services Group

The ASG serves independent financial advisors whose clients are high net worth individuals and companies by offering broker-dealer and asset management products and services through NFPSI, NFP’s registered investment advisor and independent broker-dealer. The ASG attracts financial advisors seeking to provide clients with sophisticated resources and an open choice of products. The ASG accounted for 22.8% of NFP’s revenue for the three months ended March 31, 2010 and for 18.2% of NFP’s revenue for the three months ended March 31, 2009.

The ASG accesses high net worth individuals through retail investment and insurance planners, corporate benefits advisors who distribute qualified plans or COLI/BOLI and wholesale life insurance advisors who utilize the ASG’s capabilities. The ASG derives a significant portion of revenue from members of NFP’s marketing and wholesale organizations.

The ASG provides a suite of services to its clients, including the products and services listed below:

ASG Products	ASG Services
• Alternative Investments • Fixed Annuities • Hedge Funds • Investment Strategist • Mutual Funds • Mutual Fund Wrap • Options • Separate Account Management • Stocks and Bonds • Variable Annuities

•      Alternative investment strategies

•      Asset allocation design

•      Cash management

•      Compliance support and services

•      Financial planning

•      Investment advisory platforms

•      Investment product and manager due diligence

•      Investment proposal generation

•      Managed account offerings

•      Portfolio management tools

•      Quarterly performance reporting

•      Stocks, bonds and securities trading

The ASG earns fees for offering financial advice and related services. These fees are based on a percentage of assets under management and are generally paid quarterly. The ASG may also earn fees for the development of a financial plan or annual fees for advising clients on asset allocation. The ASG also earns commissions related to the sale of securities and certain investment-related insurance products. Such commission income and related expenses are recorded on a trade date basis. Transaction-based fees, including incentive fees, are recognized when all contractual obligations have been satisfied. Most NFP-owned businesses and members of NFP’s marketing and wholesale organizations conduct securities or investment advisory business through NFPSI.

Independent broker-dealers/registered investment advisors, such as NFPSI, tend to offer extensive product and financial planning services and heavily emphasize investment advisory platforms and packaged products and services such as mutual funds, variable annuities and wrap fee programs. NFP believes that broker-dealers serving the independent channel tend to be more responsive to the product and service requirements of their registered representatives than wire houses or regional brokerage firms. Advisors using the ASG benefit from a compliance program in place at NFPSI, as broker-dealers are subject to regulations which cover all aspects of the securities business.

In February 2010, NFPSI announced the launch of NFP IndeSuiteTM, a wealth management platform designed to bring technology, scale and services to the independent registered investment advisor market.

The ASG generates revenue based on assets under management and the volume of securities transactions, both of which are influenced by the performance of the financial markets and the economy.

The ASG faces competition from Commonwealth Financial Network, LPL Financial Services, Raymond James Financial, Inc., other independent broker-dealers, wire houses and third party custodians.

Acquisitions

NFP anticipates continuing sub-acquisitions, in which an existing NFP-owned business acquires a new entity or book of business, and focusing on businesses that provide high levels of recurring revenue that strategically complement its existing businesses. Businesses that supplement the Company’s geographic reach and improve product capabilities across business lines are of particular interest to NFP.

In addition to providing an opportunity for increased revenue, sub-acquisitions allow the Company to invest in an established business that has a strong management team and is actively seeking to expand by scaling its infrastructure to support new clients. With a known manager in place, sub-acquisitions generally represent an investment with less risk for the Company. The consideration for a sub-acquisition is typically paid in a mix of up front and contingent cash payments. Since NFP’s formation and through March 31, 2010, NFP has completed 46 sub-acquisitions.

NFP has historically utilized an acquisition model in which NFP acquired 100% of the equity of businesses on terms that were relatively standard across acquisitions. Acquisition price was determined by establishing a target business’s earnings, calculated by taking the target business’s annual earnings, before interest, taxes, depreciation and amortization, and adjusted for expenses that will not continue post-acquisition, such as compensation to former owners who become principals (“Target EBITDA”). The target business’s Target EBITDA is considered “target earnings,” typically two times “base earnings.” Base earnings are the portion of target earnings in which NFP has a priority earnings position on a yearly basis. Historically, up front acquisition consideration has been a multiple of base earnings, typically five to six times. Under certain circumstances, NFP has paid higher multiples due to the specific attributes of the target business or transaction that justified the higher value according to NFP estimates. Earnings in excess of target earnings are typically shared between NFP and the principals in the same ratio as base earnings to target earnings.

At the time of acquisition, the business, the principals, an entity owned by the principals and NFP typically enter into a management agreement. Pursuant to the management agreement, NFP generally has the contractual right to approximately 50% of Target EBITDA. The principals/entity owned by the principals generally have the contractual right to the remaining percentage of Target EBITDA in the form of management fees, once the business achieves a minimum amount of base earnings. Post-acquisition, the principals continue to manage the day-to-day operations of the businesses actively for an initial five-year term, renewable annually thereafter, subject to termination for cause and supervisory oversight as required by applicable law and the terms of the management agreements. The principals also agree to certain non-competition and non-solicitation covenants, as set forth in the management agreement.

As NFP continues its sub-acquisition activity, it may also enter into transactions or joint ventures that fall outside its historical acquisition structure in order to address unique opportunities. For instance, NFP has previously purchased a principal’s economic interest in the management agreement, acquiring a greater economic interest in a transaction. NFP may again purchase all or a portion of such economic interest of other principals in the future through a management agreement buyout, generally resulting in an expense to NFP.

NFP has generally required principals to receive a minimum portion of the acquisition price (typically at least 30%) in the form of NFP common stock. However, in transactions involving institutional sellers, the purchase price typically consisted of substantially all cash. Most acquisitions included a contingent consideration component.

Additional contingent consideration may be paid to the principals upon the satisfaction of certain compounded growth rate thresholds over the three-year period generally following the closing of the acquisition, or over a shorter, negotiated period. NFP has incorporated contingent consideration, or earn-out, provisions into the structure of acquisitions since the beginning of 2001. The earn-out paid is a certain multiple times the original acquired base earnings. Multiples have historically been as low as 0.5 times base earnings to as high as 5.0 times base earnings and are linked to the achievement of certain growth thresholds of Target EBITDA over the earn-out period. The earn-out is typically payable in cash and NFP common stock in proportions that vary among acquisitions. As of March 31, 2010, 11 acquisitions are within their initial three-year contingent consideration measurement period.

For acquisitions that were completed prior to the January 1, 2009 adoption of recent accounting guidance related to business combinations, future payments made under these arrangements will be recorded as an adjustment to purchase price when the contingencies are settled. For acquisitions completed after January 1, 2009, in accordance with GAAP, contingent consideration amounts were recorded at fair value at the acquisition date and were included on that basis in the purchase price consideration at the time of the acquisition with subsequent adjustments recorded in the statement of operations.

In the course of NFP’s operating history, certain businesses have required a change in the economic relationship between NFP and the principals. As of March 31, 2010 and since NFP’s inception, NFP has restructured 54 transactions. These restructures generally result in either temporary or permanent reductions in base and target earnings and/or changes in the ratio of base to target earnings and the principals paying cash, surrendering NFP common stock, issuing notes or other concessions by principals. NFP may restructure transactions in the future as the need arises.

At times, NFP may dispose of businesses, certain divisions within a business or assets for one or more of the following reasons: non-performance, changes resulting in businesses no longer being part of the Company’s core business, change in competitive environment, regulatory changes, the cultural incompatibility of a specific management team with the Company, change of business interests of a principal or other issues personal to a principal. In certain instances, NFP may sell the businesses back to the principal or principals. Principals generally buy back businesses by surrendering all of their NFP common stock and paying cash and/or issuing NFP a note. Through March 31, 2010 and since NFP’s inception, NFP has disposed of 53 businesses. Of these 53 dispositions, 6 were effective for the three month period ended March 31, 2010. NFP may dispose of businesses in the future as it deems appropriate.

Incentive Plans

NFP views incentive plans as an essential component in compensating principals and as a way to activate growth across the Company. NFP historically incentivized its principals through the ongoing incentive plan, established for principals who have completed their contingent consideration period. In 2009, NFP adopted three new incentive plans that included both a cash and equity component (two annual cash-based plans and one long-term equity-based plan) for principals and key employees of its businesses.

The Annual Principal Incentive Plan

The Annual Principal Incentive Plan (the “PIP”) is designed to reward annual performance of a business based on the business’s earnings growth. Under the PIP, a cash incentive payment will be made to the extent a business’s earnings exceed its PIP Performance Target (as defined below) for the 12-month performance period ending September 30, 2010. The greater a business’s earnings growth rate exceeds its PIP Performance Target rate for the 12-month performance period, the higher the percentage of the business’s earnings growth the Company will pay the principal under the PIP. The Company accrued $9.0 million within management fees expense relating to the PIP in the fourth quarter of 2009 and reversed an accrual for $3.1 million within management fees expense in the first quarter of 2010. For the initial 12-month performance period of the PIP, the incentive target (the “PIP Performance Target”) for each business participating in the PIP is generally set at the lower of (a) such business’s earnings for the 12 months ended June 30, 2009 or (b) such business’s incentive target under the ongoing incentive plan as of June 30, 2009. NFP’s Executive Management Committee, in its sole discretion, may adjust any PIP Performance Target as necessary to account for extraordinary circumstances, including, without limitation, sub-acquisitions.

NFP calculates and includes a PIP accrual in management fees expense for each quarter on a consolidated basis. Each quarter, NFP calculates the amount of a business’s PIP accrual in management fees expense based on the business’s earnings growth rate above its PIP Performance Target rate. The PIP Performance Target is allocated on a straight line basis over the course of the 12-month performance period. NFP calculates the business’s PIP accrual amount and earnings growth rate on a cumulative basis. For example, for the quarter ended March 31, 2010, the business’s PIP accrual amount and earnings growth rate will be calculated for the six months from October 1, 2009 (the first day of the 12-month performance period for the PIP) to March 31, 2010; for the quarter ended June 30, 2010, for the nine months from October 1, 2009 to June 30, 2010. The amount of management fees expense or benefit the Company will take in a particular quarter for a business’s PIP accrual will depend on the difference between the business’s cumulative PIP accrual for the period ending on the last day of that quarter and the business’s cumulative PIP accrual for the period ending on the last day of the preceding quarter. The amount of PIP accrual taken as management fee expense therefore may vary from quarter to quarter and may be positive or negative.

For example, if a business’s earnings growth rate exceeds its PIP Performance Target at the same level each quarter, the amount of management fee expense the Company will take for the business’s PIP accrual will be the same each quarter during the 12-month performance period. In contrast, if a business has weaker earnings growth for a quarter compared with stronger earnings growth in the previous quarter, the business will have a lower level of projected payout than it had in the previous quarter, based on the business’s cumulative performance. Because the PIP is accrued on a cumulative basis, for the weaker quarter, the cumulative accrual will decrease to account for the lower level of projected payout at the end of the 12-month performance period and the Company will report a smaller PIP accrual management fees expense (or in some cases the Company will report a PIP accrual management fees benefit) for the business.

The PIP is intended to remain in place for successive 12-month performance periods following the initial PIP performance period. The PIP incentive hurdle will be set at the beginning of each such performance period. For businesses that have not at this time completed their three year earn-out period, the initial PIP performance period is expected to commence immediately upon the completion of such business’s three year earn-out period, at which time the PIP incentive hurdle will be determined.

Principals likely to receive an incentive payment under the ongoing incentive plan, which was effective as of January 1, 2002, were given the option to continue to participate in the ongoing incentive plan until the end of their current ongoing incentive plan period. As of March 31, 2010, three NFP-owned businesses elected to continue to participate in the ongoing incentive plan. For principals that did not so elect and all other principals, the ongoing incentive plan terminated on September 30, 2009. The ongoing incentive plan pays an increasing proportion of incremental earnings based on growth in earnings above an incentive target based on a three-year measuring period. The ongoing incentive plan rewards growth above the prior period’s average earnings or prior incentive target, whichever is higher. However, once a business reaches earnings in a three-year period equal to or in excess of the cumulative amount of its original target compounded at 35% over three years, the new incentive target is fixed. If the principal does not receive contingent consideration or an incentive payment in a prior period, the incentive target remains unchanged. The bonus is structured to pay the principal 5% to 40% of NFP’s share of incremental earnings from growth. Effective December 31, 2008, NFP has elected to pay all incentive awards under this plan in cash. Executive officers do not participate in the ongoing incentive or PIP plan, both of which were funded with the Company’s cash flow. See also “Operating expenses—Management fees.”

The Business Incentive Plan

Under the Business Incentive Plan (the “BIP”), NFP will fund incentive pools based on the achievement of certain growth targets specific to the reportable segments and business lines within those segments for the 12-month performance period ending December 31, 2010. The Company has accrued $0.6 million within management fees expense relating to the BIP in the first quarter of 2010. Depending on the Company’s performance, the Company anticipates accruing additional expense for the BIP in 2010.

The Long-Term Equity Incentive Plan

Under the Long-Term Equity Incentive Plan (the “EIP”), during the fourth quarter of 2009 NFP issued equity awards to principals and key employees of its businesses generally based on each business’s performance over the two-year period that ended on June 30, 2009 (the “Initial EIP Performance Period”). The payments made under the EIP for the Initial EIP Performance Period were in the form of Restricted Stock Units (“RSUs”). The RSUs vest 100% on the third anniversary of the grant date.

Business Operations and Shared Services

NFP provides common, cost-efficient services to its businesses to support back office and administrative functions. Additionally, NFP is organizing its CCG operations by region in order to facilitate the sharing of resources and investments among its advisors to address clients’ needs.

Firm Operating Committee and Executive Management Committee

NFP’s Firm Operating Committee is responsible for monitoring performance and allocating resources and capital to the Company’s businesses. The Firm Operating Committee also focuses on helping under-performing businesses improve and, when warranted, directs restructuring or disposition activities. The Firm Operating Committee is composed of senior employees across NFP’s departments.

NFP’s Executive Management Committee has oversight over the Firm Operating Committee and is responsible for decisions in excess of the authority given to the Firm Operating Committee. The Executive Management Committee is also tasked with decision-making on NFP’s general corporate initiatives, business planning and budgeting and other material matters. The Executive Management Committee is composed of senior executives of NFP.

Succession Planning

NFP is actively involved in succession planning with respect to the principals of the Company’s businesses. It is in the Company’s interest to ensure a smooth transition to a successor principal or principals.

Cash Management, Payroll and General Ledger Systems

Generally, all of the Company’s businesses must transition their financial operations to the Company’s cash management and payroll systems and the Company’s common general ledger. Additionally, most principals must transition their broker-dealer registrations to, and be supervised in connection with their securities activities by, the Company’s broker-dealer, NFPSI.

The Company employs a cash management system that requires that substantially all revenue generated by its NFP-owned businesses and/or the advisors affiliated with the NFP-owned businesses are assigned to and deposited directly in centralized bank accounts maintained by NFPSI. The cash management system enables NFP to control and secure its cash flow and more effectively monitor and control the Company’s financial activities.

The Company has used a common payroll system for all employees of NFP-owned businesses. The common payroll system allows NFP to effectively monitor and control new hires, terminations, benefits and any other changes in personnel and compensation because all changes are processed through a central office.

The Company implemented a comprehensive centralized general ledger system for all of its businesses. The general ledger system has been designed to accommodate the varied needs of the individual businesses and permits them to select one of two platforms in which to manage their operations. The shared-service platform is designed to provide businesses with a greater level of support from NFP’s corporate office while continuing to provide principals flexibility in the decision-making process. The self-service platform is designed for the Company’s larger businesses that have a full accounting staff and require less support from NFP’s corporate office.

Compliance and Ethics

During 2009, NFP continued to build a company-wide Compliance and Ethics Department, which was established in 2005 and reports to the chief compliance officer and the Compliance and Ethics Committee. The Compliance and Ethics Committee is comprised of members of the executive management team. NFP’s Compliance and Ethics Department and Compliance and Ethics Committee collaborate on compliance and ethics activities and initiatives. The Compliance and Ethics Department establishes and implements controls and procedures designed to ensure that the Company’s subsidiaries abide by Company policies, applicable laws and regulations.

Corporate Headquarters

NFP and certain of its businesses lease 3 floors representing 99,485 square feet of space at 340 Madison Avenue under a lease with a remaining term of approximately 14 years. During November 2009, NFP entered into a sublease for one floor of NFP’s three floors under lease.

Regulation

The Company is subject to extensive regulation in the United States, certain United States territories and Canada. Failure to comply with applicable federal or state law or regulatory requirements could result in actions by regulators, potentially leading to fines and penalties, adverse publicity and damage to the Company’s reputation. The interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact. In extreme cases, revocation of a subsidiary’s authority to do business in one or more jurisdictions could result from failure to comply with regulatory requirements. NFP could also face lawsuits by clients, insureds or other parties for alleged violations of laws and regulations.

State insurance laws grant regulatory agencies, such as state insurance departments, broad administrative authority. These state agencies regulate many aspects of the insurance business, including the licensing of insurance brokers and agents and other insurance intermediaries, the handling of third-party funds held in a fiduciary capacity, and trade practices. Regulatory review may result in new laws and regulations, or the issuance of interpretations of existing laws and regulations, that could adversely affect the Company’s operations or its ability to conduct business profitably.

Most of NFP’s businesses are licensed to engage in the insurance agency or brokerage business. Further, principals and employees who engage in the solicitation, negotiation or sale of insurance, or provide certain other insurance services, are required to be licensed individually. Insurance laws and regulations govern whether licensees may share insurance commissions with unlicensed entities and individuals. NFP believes that any payments made by the Company to third parties, including payment of management fees to unaffiliated management companies, are in compliance with applicable insurance laws. However, should any insurance department take a contrary position and prevail, NFP will be required to change the manner in which it pays management fees or require entities receiving such payments to become licensed.

A few of NFP’s subsidiaries, including NFPSI, are registered broker-dealers. Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales practices, trading practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure, recordkeeping and the conduct of directors, officers and employees. Violations of applicable laws or regulations promulgated by the SEC or FINRA can result in the imposition of fines or censures, disciplinary actions, including the revocation of licenses or registrations, and reputational damage. Increasingly, federal and state authorities have focused on, and continue to devote substantial attention to, the annuity and insurance industries, as well as to the sale of products and services to seniors. It is difficult at this time to predict whether changes resulting from new laws and regulations will affect the industry or the Company’s business and, if so, to what degree.

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

Providing investment advice to clients is also extensively regulated on both the federal and state level. NFPSI and certain of the Company’s other businesses are investment advisers registered with the SEC under the Investment Advisers Act of 1940, as amended, or the Investment Advisers Act, and certain of the Company’s businesses are regulated by state securities regulators under applicable state securities laws. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including disclosure obligations, recordkeeping and reporting requirements, marketing restrictions and general anti-fraud prohibitions. Each business that is a state-regulated investment adviser is subject to regulation under the laws and regulations of the states in which it provides investment advisory services.

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

The market for many life insurance products the Company sells is based in large part on the favorable tax treatment, including the tax-free build up of cash values, that these products receive relative to other financial product alternatives. A change in the tax treatment of the life insurance products the Company sells or a determination by the Internal Revenue Service (the “IRS”) that certain of these products are not life insurance contracts for federal tax purposes could remove many of the tax advantages policyholders seek in these policies. Similarly, a change in the tax treatment associated with plans and strategies utilizing life insurance, or an adverse determination by the IRS relative to such plans and strategies, could limit the tax advantages associated with the sale of life insurance pursuant to these plans and strategies. If the provisions of the tax code change or new federal tax regulations and IRS rulings are issued in a manner that would make it more difficult for holders of these insurance contracts to qualify for favorable tax treatment, the demand for the life insurance contracts the Company sells could decrease, which may reduce the Company’s revenue and negatively affect its business. Likewise, to the extent the tax treatment associated with the sale of life insurance products is determined to be different than originally anticipated, the Company could be subject to litigation or IRS scrutiny. The Company cannot predict whether changes in the tax treatment, or anticipated tax treatment, of life insurance, or plans or strategies utilizing life insurance, are likely or what the consequences of such changes would ultimately be to the Company.

After much debate, a federal healthcare reform bill has been passed. The Company cannot predict the effect of any healthcare initiatives on the Company, particularly on the Company’s benefits businesses. Such reforms could increase competition, reduce the need for health insurance brokerage services or reduce the demand for health insurance administration, any of which could harm the Company’s business, operating results and financial condition. Consequently, the impact of healthcare reform on the Company is uncertain.

Employees

As of March 31, 2010, the Company had approximately 2,600 employees. NFP believes that its relations with the Company’s employees are generally satisfactory. None of the Company’s employees is represented by a union.

NFP was incorporated in Delaware in 1998. NFP’s principal and executive offices are located at 340 Madison Avenue, 20th Floor, New York, New York, 10173 and its telephone number is (212) 301-4000. On NFP’s Web site, www.nfp.com, NFP posts the following filings as soon as reasonably practicable after they are electronically filed or furnished with the Securities and Exchange Commission, or the SEC: NFP’s annual reports on Form 10-K, NFP’s quarterly reports on Form 10-Q, NFP’s current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All such filings on NFP’s Web site are available free of charge. Information on the Company’s Web site does not constitute part of this report.

Overview of the Three Months Ended March 31, 2010

During the three months ended March 31, 2010, revenue increased $8.3 million, or 3.8%, to $225.3 million from $217.0 million during the three months ended March 31, 2009. The revenue increase of $8.3 million was driven by the revenue increases within the ASG and CCG of $12.0 million and $2.7 million, respectively and offset by a revenue decrease of $6.4 million within the ICG. Net income of approximately $7.0 million for the three months ended March 31, 2010, increased by $522.8 million from a net loss of $515.8 million during the three months ended March 31, 2009. The Company’s net income increased substantially primarily from the decline in impairments from $607.3 million in the three months ended March 31, 2009 to $2.9 million for the three months ended March 31, 2010. The decline in impairments resulted from the significant impairment taken for the three months ended March 31, 2009 that reflected the incorporation of market data, including NFP’s market value which had remained below net book value for a sustained period in the first quarter of 2009, the performance of the Company in the economic environment in the prior year period, and discount rates that were risk adjusted to reflect both company-specific and market-based credit spreads and other relevant market data. Among other significant factors, the market value in the prior year period reflected the stressed macroeconomic environment and its impact on the Company’s sales. In the first quarter of 2010, excluding the after-tax impact of impairments, the Company’s net income and the Company’s income from operations improved due to increases in revenue at the CCG and ASG and a decline in compensation expense at the ASG offset by an increase in commissions and fees expense at the ASG.

The Company earns revenue that consists primarily of commissions and fees earned from the sale of financial products and services to their clients. The Company also incurs commissions and fees expense and compensation and non-compensation expense in the course of earning revenue. NFP pays management fees to non-employee principals and/or certain entities they own based on the financial performance of each respective business. The Company refers to revenue earned by the Company’s businesses less the direct expenses of its businesses and allocated shared expenses associated with shared corporate resources as income (loss) from operations. Income (loss) from operations increased $612.2 million or 102.6% to $15.5 million for the three months ended March 31, 2010 from a loss from operations of $596.7 million in the three months ended March 31, 2009. Excluding the impact of impairments, the Company’s income from operations improved due to increases in revenue at the CCG and ASG and a decline in compensation expense at the ASG offset by an increase in commissions and fees expense at the ASG.

The Company’s revenue consists of commissions and fees. The Company’s operating expenses include compensation and non-compensation expense, management fees, amortization, depreciation, impairment of intangible assets and (gain) loss on sale of subsidiaries. Compensation expense declined from $68.5 million for the three months ended March 31, 2009 to $65.2 million for the three months ended March 31, 2010. Compensation expense as a percentage of revenue declined from 31.6% for the three months ended March 31, 2009 to 28.9% for the three months ended March 31, 2010. Non-compensation expense increased from $39.3 million for the three months ended March 31, 2009 to $40.5 million for the three months ended March 31, 2010. Non-compensation expense as a percentage of revenue declined from 18.1% for the three months ended March 31, 2009 to 18.0% for the three months ended March 31, 2010.

Many external factors affect the Company’s revenue and profitability, including economic and market conditions, legislative and regulatory developments and competition. Because many of these factors are unpredictable and generally beyond the Company’s control, the Company’s revenue and earnings will fluctuate from year to year and quarter to quarter. In the first quarter of 2010, excluding the after-tax impact of impairments, the Company’s net income and the Company’s income from operations improved due to increases in revenue at the CCG and ASG and a decline in compensation expense at the ASG offset by an increase in commissions and fees expense at the ASG.

While the challenging economic environment is showing signs of stabilization, there is uncertainty as to the scope of any economic recovery. Additionally, weak economic conditions during the latter part of 2008 largely continued during 2009 and in the first quarter of 2010. Financial market volatility and a distressed economic environment may reduce the demand for the Company’s services or the products the Company distributes and could negatively affect the Company’s results of operations and financial condition.

Revenue

The Company’s reportable segments generate revenue primarily from the following sources:

•

Corporate Client Group. The CCG earns commissions on the sale of insurance policies and fees for the development, implementation and administration of corporate and executive benefits programs. In the corporate benefits business line, commissions and fees are generally paid each year as long as the client continues to use the product and maintains its broker of record relationship with the Company. In some cases, such as for the administration of retirement-focused products like 401(k) plans, fees earned are based on the amount of assets under administration or advisement by the CCG. Generally, in the executive benefits business line, consulting fees are earned relative to the completion of specific client engagements, administration fees are earned throughout the year on policies, and commissions are earned as a calculated percentage of the premium in the year that the policy is originated and during subsequent renewal years, as applicable. The CCG also offers property and casualty insurance brokerage and advisory services for which it earns commissions and fees. NFP believes that these services complement the corporate and executive benefits services provided to the Company’s clients.

•

Individual Client Group. Commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. In the marketing organization and wholesale life brokerage business line, the ICG generally receives commissions paid by the insurance carrier for facilitating the placement of the product. Wholesale life brokerage revenue also includes amounts received by NFP’s life brokerage entities, including its life settlements brokerage entities which assist advisors with the placement and sale of life insurance. In the retail life business line, commissions are generally calculated as a percentage of premiums, generally paid in the first year. The ICG receives renewal commissions for a period following the first year. The ICG’s investment advisory business line earns fees for offering financial advisory and related services. These fees are generally based on a percentage of assets under management and are paid quarterly. In addition, the ICG may earn commissions related to the sale of securities and certain investment-related insurance products. Finally, the ICG may receive commissions from personal lines property and casualty insurance brokerage.

•

Advisor Services Group. The ASG earns fees for providing the platform for financial advisors to offer financial advice and execute financial planning strategies. These fees are based on a percentage of assets under management and are generally paid quarterly. The ASG may earn fees for the development of a financial plan or annual fees for advising clients on asset allocation. The ASG also earns commissions related to the sale of securities and certain investment-related insurance products. Such commission income and related expenses are recorded on a trade date basis. Transaction-based fees, including incentive fees, are recognized when all contractual obligations have been satisfied. Most NFP-owned businesses and members of NFP’s marketing and wholesale organizations conduct securities or investment advisory business through NFPSI.

Some of the Company’s businesses also earn additional compensation in the form of incentive and marketing support revenue from manufacturers of financial services products, based on the volume, persistency and profitability of business generated by the Company from these three sources. Incentive and marketing support revenue is recognized at the earlier of notification of a payment or when payment is received, unless historical data or other information exists which enables management to reasonably estimate the amount earned during the period. These forms of payments are earned both with respect to sales by the Company’s businesses and sales by NFP’s third-party affiliates.

Although NFP’s operating history is limited, historically the Company earns approximately 65% to 70% of its revenue in the first three quarters of the year and approximately 30% to 35% of its revenue in the fourth quarter. In 2009, NFP earned 29% of its revenue in the fourth quarter. A continued difficult economic environment may result in a change in this historical pattern for the year ended December 31, 2010, as was the case for the year ended December 31, 2009.

Operating expenses

Commissions and fees. Commissions and fees are typically paid to third-party producers, who are producers that are affiliated with the Company’s businesses. Commission and fees are also paid to producers who utilize the services of one or more of NFP’s life brokerage entities including the Company’s life settlements brokerage entities. Additionally, commissions and fees are also paid to producers who provide referrals and specific product expertise. When earnings are generated solely by a principal, no commission expense is incurred because principals are only paid from a share of the cash flow of the business through management fees. However, when income is generated by a third-party producer, the producer is generally paid a portion of the commission income, which is reflected as commission expense. Rather than collecting the full commission and remitting a portion to a third-party producer, a business may include the third-party producer on the policy application submitted to a carrier. The carrier will, in these instances, directly pay each named producer their respective share of the commissions and fees earned. When this occurs the business will record only the commissions and fees it receives directly as revenue and have no commission expense. As a result, the business will have lower revenue and commission expense and a higher income from operations as a percentage of revenue. Dollars generated from income from operations will be the same. The transactions in which a business is listed as the sole producer and pays commissions to a third-party producer, versus transactions in which the carrier pays each producer directly, will cause NFP’s income from operations as a percentage of revenue to fluctuate without affecting income from operations. In addition, within the ASG, NFPSI pays commissions to the Company’s affiliated third-party distributors who transact business through NFPSI.

Compensation expense. The Company’s businesses incur operating expenses related to compensating producing and non-producing staff. In addition, NFP allocates compensation expense associated with corporate shared services to NFP’s three reportable segments largely based on performance by the segments and other reasonable assumptions and estimates as it relates to the corporate shared services support of the operating segments. Compensation expense includes both cash and stock-based compensation. NFP records share-based payments related to employees and activities as well as allocated amounts from its corporate shared services to compensation expense as a component of compensation expense.

Non-compensation expense. The Company’s businesses incur operating expenses related to occupancy, professional fees, insurance, promotional, travel and entertainment, telecommunication, technology, legal, internal audit, certain compliance costs and other general expenses. In addition, NFP allocates non-compensation expense associated with NFP’s corporate shared services to NFP’s three reportable segments largely based on performance and other reasonable assumptions and estimates as it relates to the corporate shared services support of the operating segments.

Management fees. NFP pays management fees to the principals and/or certain entities they own based on the financial performance of the business they manage. NFP typically pays a portion of the management fees monthly in advance. Once NFP receives its cumulative preferred earnings, or base earnings, the principals and/or entity the principals own will earn management fees equal to earnings above base earnings up to target earnings. An additional management fee is paid in respect of earnings in excess of target earnings based on the ratio of base earnings to target earnings. For example, if base earnings equal 40% of target earnings, NFP receives 40% of earnings in excess of target earnings and the principals and/or the entities they own receives 60%. A majority of the Company’s acquisitions have been completed with a ratio of base earnings to target earnings of 50%. Management fees also include an accrual for certain performance-based incentive amounts payable under NFP’s ongoing incentive plan, the PIP, the EIP and the BIP. Incentive amounts were paid in a combination of cash and NFP’s common stock.

As of March 31, 2010, three NFP-owned businesses have elected to continue to participate in the ongoing incentive plan. For businesses electing to continue to participate in the ongoing incentive plan, in addition to the incentive award, NFP pays an additional cash incentive equal to 50% of the incentive award elected to be received in NFP common stock. This election is made subsequent to the completion of the incentive period. For businesses that began their incentive period prior to January 1, 2005, the principal could elect from 0% to 100% to be paid in NFP’s common stock. No accrual is made for these additional cash incentives until the incentive award is earned and the related election is made. For businesses remaining within the ongoing incentive plan, the principal is required to take a minimum of 30% (maximum of 50%) of the incentive award in NFP common stock. The Company accrues on a current basis for these businesses the additional cash incentive (50% of the stock portion of the award based upon the principal’s election) on the minimum percentage required to be received in company stock. Effective December 31, 2008, NFP has elected to pay all incentives under this plan in cash.

Management fees are reduced by amounts paid by the principals and/or certain entities they own under the terms of the management contract for capital expenditures, including sub-acquisitions, in excess of $50,000. These amounts may be paid in full or over a mutually agreeable period of time and are recorded as a “deferred reduction in management fees.” Amounts recorded in deferred reduction in management fees are amortized as a reduction in management fee expense generally over the useful life of the asset. The ratio of management fees to adjusted income before management fees (see definition below) is dependent on the percentage of total earnings of the Company acquired by the Company, the performance of the Company’s businesses relative to base earnings and target earnings, the growth of earnings of the Company’s businesses in the periods after their first three years following acquisition and the CCG and ASG impact on income from operations and a small number of businesses without a principal, to whom which no management fees are paid. Due to NFP’s priority earnings position, if earnings are below target earnings in a given year, NFP’s share of total earnings would be higher for that year for that business. If a business produces earnings at or above target earnings, NFP’s share of total earnings would be equal to the percentage of the earnings acquired by NFP in the initial transaction, less any percentage due to additional management fees earned under the ongoing incentive plan, PIP or BIP. The Company records share-based payments related to principals as management fees.

The table below summarizes the results of operations of NFP’s reportable segments for the periods presented and uses the following non-GAAP measures: (i) income before management fees, (ii) adjusted income before management fees and (iii) management fees as a percentage of adjusted income before management fees.

The Company defines income before management fees as income from operations excluding management fees, amortization, depreciation, impairment of intangible assets and the gain or loss on the sale of subsidiaries. Income before management fees is a metric management utilizes in its evaluation of the profitability of an NFP-owned business before principals receive participation in the earnings.

The Company defines adjusted income before management fees as income before management fees excluding corporate income before management fees. The CCG and ICG’s corporate income before management fees includes revenue and expense allocations from the Company’s corporate shared services that have been allocated to the CCG and ICG. Since the ASG is primarily comprised of NFPSI, an entity for which no management fees are paid, and earnings are not being shared with principals, all revenue and expenses from the ASG are considered a component of corporate income before management fees. The Company does not use these non-GAAP measures to evaluate entities for which no management fees are paid, such as NFPSI, NFP’s registered broker-dealer and investment advisor. Whether or not a principal participates in the earnings of a business is dependent on the specific characteristics and performance of that business.

Management fees as a percentage of adjusted income before management fees represents the percentage of earnings that is not retained by the Company as profit, but is paid out to principals. Management fees as a percentage of adjusted income before management fees may generally be lower for the CCG as compared to the ICG as in recent years the Company has emphasized acquiring larger businesses with a higher level of recurring revenue, such as benefits businesses in the CCG and retaining a larger preferred position in the earnings of these primarily benefits businesses.

	Corporate Client Group Three Months Ended March 31,		Individual Client Group Three Months Ended March 31,		Advisor Services Group Three Months Ended March 31,		Total Three Months Ended March 31,
	2010	2009	2010	2009	2010	2009	2010	2009
Income (loss) from Operations	$11,949	$(343,815)	$1,926	$(251,919)	$1,711	$(1,104)	$15,586	$(596,838)
Management fees	15,126	12,572	8,524	9,935	—	—	23,650	22,507
Amortization of intangibles	5,348	5,906	2,990	3,688	—	—	8,338	9,594
Depreciation	1,559	1,806	1,125	1,470	322	263	3,006	3,539
Impairment of intangible assets	1,931	354,298	970	253,039	—	—	2,901	607,337
(Gain) loss on sale of subsidiaries	(1,321)	580	(910)	37	—	—	(2,231)	617

Income before management fees	$34,592	$31,347	$14,625	$16,250	$2,033	$(841)	$51,250	$46,756
Corporate income before management fees	(6,541)	(7,802)	(4,374)	(1,802)	2,033	(841)	(8,882)	(10,445)

Adjusted income before management fees	$41,133	$39,149	$18,999	$18,052	$—	$—	$60,132	$57,201

Management fees	15,126	12,572	8,524	9,935	—	—	23,650	22,507
Management fees as a percentage of adjusted income before management fees	36.8%	32.1%	44.9%	55.0%	0.0%	0.0%	39.3%	39.3%

The Company uses adjusted income before management fees and management fees as a percentage of adjusted income before management fees to evaluate how much of the reportable segment’s margin and margin growth is being shared with principals. This management fee percentage is a variable, not a fixed, ratio. Management fees as a percentage of adjusted income before management fees will fluctuate based upon the aggregate mix of earnings performance by individual businesses. It is based on the percentage of the Company’s earnings that are acquired at the time of acquisition, the performance relative to NFP’s preferred position in the earnings and the growth of the individual businesses and in the aggregate. Management fees may be higher during periods of strong growth due to the increase in incentive accruals. Higher firm earnings will generally be accompanied by higher incentive accruals. Where business earnings decrease, management fees and management fees as a percentage of adjusted income before management fees may be lower as business’s earnings fall below target and incentive accruals are either reduced are eliminated. In addition, because management fees earned are based on a business’s cumulative performance through the year, to the extent that a business’s performance improves through the year, whether by revenue growth or expense reductions, the management fee as a percentage of adjusted income before management fees may likewise increase through the year. For example, if a business has base earnings and target earnings of $1.0 million and $2.0 million, respectively, and if the business’ cumulative earnings are $0.7 million for the first nine months of the year, no management fee would be earned because the cumulative earnings were below the pro rata base earnings of $0.75 million and the management fee percentage would be zero. In the remaining fourth quarter, if the business was able to achieve cumulative earnings of $2.0 million, the management fee earned would be $1.0 million and the management fee percentage would be equal to approximately 80% for the quarter. Further, since NFP retains a cumulative preferred interest in base earnings, the relative percentage of management fees generally decreases as firm earnings decline. For businesses that do not achieve base earnings, principals typically earn no management fee. Thus, a principal generally earns more management fees only when business earnings grow and, conversely, principals earn less when business earnings decline. This structure provides the Company with protection against earnings shortfalls through reduced management fee expense; in this manner the interests of the principals and shareholders remain aligned.

Management uses these non-GAAP measures to evaluate the performance of the CCG and ICG and the results of the Company’s model. This cannot be effectively illustrated using the corresponding GAAP measures as management fees and corporate income before management fees would be included in these GAAP measures and produce a less meaningful measure for this evaluation. On a reportable segment and individual subsidiary basis, the Company uses these measures to help the Company determine where to allocate corporate and other resources to assist firm principals to develop additional sources of revenue and improve their earnings performance. The Company may assist these businesses in expense reductions, cross selling, providing new products or services, technology improvements, providing capital for sub-acquisitions or coordinating internal mergers. On a macro level, the Company uses these measurements to help it evaluate broad performance of products and services which, in turn, helps shape the Company’s acquisition policy. In recent years, the Company has emphasized acquiring businesses with a higher level of recurring revenue, such as benefits businesses in the CCG, and those which expand the Company’s platform capabilities. The Company also may use these measures to help it assess the level of economic ownership to retain in new acquisitions or existing businesses. Finally, the Company uses these measures to monitor the effectiveness of its incentive plans.

Incentive Plans. For a discussion of incentive plans, please see “Financial Statements (Unaudited)—Note 9—Commitments and Contingencies.”

The amounts that have been accrued relating to the incentive plans have been largely recorded through management fee expense. A lesser portion of expense for the EIP was expensed within compensation expense relating to business activities relating to equity awards granted to certain individual business employees at the discretion of principals and other awards.

Amortization of intangibles. The Company incurs amortization expense related to the amortization of certain identifiable intangible assets.

Depreciation. The Company incurs depreciation expense related to capital assets, such as investments in technology, office furniture and equipment, as well as amortization for its leasehold improvements. Depreciation expense related to the Company’s businesses as well as allocated amounts related to corporate shared services are recorded within this line item.

Impairment of goodwill and intangible assets. The Company evaluates its amortizing (long-lived assets) and non-amortizing intangible assets for impairment in accordance with GAAP. See “Financial Statements (Unaudited)—Note 5—Goodwill and Other Intangible Assets” for further discussion.

(Gain) loss on sale of subsidiaries. From time to time, NFP has disposed of businesses or certain assets of businesses. In these dispositions, NFP may realize a gain or loss on such sale.

Recently adopted accounting standards

For a discussion of recently adopted accounting standards, please see “Financial Statements (Unaudited)—Note 2—Summary of significant accounting policies.”

Results of Operations

In the discussion that follows, NFP provides the following ratios with respect to its operating results: (i) commission expense ratio, compensation expense ratio and non-compensation expense ratio. The commission expense ratio is derived by dividing commissions and fee expense by total revenue. The compensation expense ratio is derived by dividing compensation expense by total revenue. The non-compensation expense ratio is derived by dividing non-compensation expense by total revenue. Included within the CCG’s revenue are amounts required to eliminate intercompany revenue recorded between the Company’s corporate benefits and executive benefits business lines. Included within the ICG revenue are amounts required to be recorded to eliminate intercompany revenue recorded between the Company’s marketing organization and wholesale life brokerage, retail life and investment advisory business lines.

In addition to its evaluation of its reportable segments’ performance, the Company also evaluates the profit it shares with the principals on a reportable segment basis. In order to monitor this it uses the following non-GAAP measures, described above: income before management fees, adjusted income before management fees and management fees as a percentage of adjusted income before management fees. For a reconciliation of these non-GAAP measures to their GAAP counterparts, see “—Overview of the Three Months Ended March 31, 2010—Operating expenses—Management fees”

Corporate Client Group

The CCG accounted for 42.3% of NFP’s revenue for the three months ended March 31, 2010. The CCG is one of the leading corporate benefits advisors in the middle market, offering independent solutions for health and welfare insurance, retirement planning, executive benefits, and property and casualty insurance. The CCG serves corporate clients by providing advisory and brokerage services related to the planning and administration of benefits plans that take into account the overall business profile and needs of the client. The CCG operates primarily through its corporate benefits and its executive benefits business lines.

The financial information below relates to the CCG segment for the periods presented (in millions):

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
Revenue:
Commissions and fees	$95.2	$92.5	2.7	2.9%

Operating expenses:
Commissions and fees	8.0	8.9	(0.9)	(10.1)
Compensation expense	33.1	33.9	(0.8)	(2.4)
Non-compensation expense	19.6	18.4	1.2	6.5
Management fees	15.1	12.6	2.5	19.8
Amortization of intangibles	5.3	5.9	(0.6)	(10.2)
Depreciation	1.6	1.8	(0.2)	(11.1)
Impairment of goodwill and intangible assets	1.9	354.3	(352.4)	(99.5)
(Gain) loss on sale of subsidiaries	(1.3)	0.6	(1.9)	(316.7)

Total operating expenses	83.3	436.4	(353.1)	(80.9)

Income (loss) from operations	$11.9	$(343.9)	355.8	NM %

Commission expense ratio	8.4%	9.6%
Compensation expense ratio	34.8%	36.6%
Non-compensation expense ratio	20.6%	19.9%
Management fees as a percentage of revenue	15.9%	13.6%

NM	indicates the metric is not meaningful

Summary

Income (loss) from operations. Income from operations increased $355.8 million to $11.9 million in the three months ended March 31, 2010 compared with a loss from operations of ($343.9) million for the three months ended March 31, 2009. The increase in income from operations was due to the substantial decline in the level of impairment. Excluding the impact of impairments, income from operations increased due to an increase in revenue along with declines in commission and fees expense, compensation expense, amortization and depreciation offset by a slight increase in management fees. Dispositions were a significant driver in fluctuations this quarter within the CCG’s corporate benefits business line as revenue from disposed firms contributed a decline of $2.4 million offsetting the overall revenue increase. Dispositions also contributed $0.3 million to the overall decline in commission and fees expense, a decline of $0.9 million in compensation expense and a decline of $0.5 million in non-compensation expense.

Revenue

Commissions and fees. Commissions and fees increased $2.7 million, or 2.9%, to $95.2 million in the three months ended March 31, 2010 compared with $92.5 million for the three months ended March 31, 2009. Corporate benefits revenues increased approximately $3.1 million or 3.8% from $81.8 million in the three months ended March 31, 2009 to $84.9 million in the three months ended March 31, 2010. Executive benefits revenues did not fluctuate significantly and remained approximately $10.7 million for both the period ended March 31, 2010 and 2009 respectively. In addition, eliminations within the CCG contributed to a decline of $0.4 million to the overall increase in revenue at the CCG. The CCG saw a slight increase in revenues driven by new business and new product sales, strength in certain specialty benefits, along with medical inflation but also benefitted from large commissions totaling $4.3 million during the quarter. Excluding the effects of these large commission amounts in each of these business lines and the effects of dispositions which negatively impacted revenue for corporate benefits by $2.4 million, corporate benefits revenue would have increased slightly and executive benefits would have experienced a revenue decline during the quarter.

Operating expenses

Commissions and fees. Commissions and fees expense decreased $0.9 million, or 10.1%, to $8.0 million in the three months ended March 31, 2010 compared with $8.9 million in the same period last year. The commission expense ratio was 8.4% in the three months ended March 31, 2010 compared with 9.6% in the same period last year. The declines in commission and fees expense and the corresponding declines in the commission and fees expense ratio were due to the flat or slightly declining revenue amounts, excluding the large commission revenue received within the corporate benefits and executive benefits business lines during the quarter.

Compensation expense. Compensation expense decreased $0.8 million, or 2.4%, to $33.1 million in the three months ended March 31, 2010 compared with $33.9 million in the same period last year. The compensation expense ratio was 34.8% for the three months ended March 31, 2010 compared with 36.6% in the same period last year. Compensation expense declined in both the corporate and executive benefits businesses largely as a result of dispositions, headcount reductions and the continuation of cost cutting initiatives that began in 2009.

Non-compensation expense. Non-compensation expense increased $1.2 million, or 6.5%, to $19.6 million in the three months ended March 31, 2010 compared with $18.4 million in the same period last year. The non-compensation expense ratio was 20.6% for the three months ended March 31, 2010 compared with 19.9% in the same period last year. Non-compensation expense increased primarily due to a $1.9 million loss and related expenses recognized on the sublet of office space for one of the CCG’s executive benefits businesses.

Management fees. Management fees increased $2.5 million, or 19.8%, in the three months ended March 31, 2010 compared with $12.6 million in the same period last year. Management fees as a percentage of revenue was 15.9% for the three months ended March 31, 2010 compared with 13.6% in the same period last year. Adjusted income before management fees for the CCG was $41.1 million, an increase of $2.0 million, or 5.1%, from adjusted income before management fees of $39.1 million for the three months ended March 31, 2009. Management fees as a percentage of adjusted income before management fees increased to 36.8% for the three months ended March 31, 2010 from 32.1% for the three months March 31, 2009. The increase in management fees was commensurate with the related increase in adjusted income before management fees for the CCG, and was somewhat offset by the ($0.6) million accrual reversal in total incentive expense. The majority of the decrease was a result of the $(0.8) million accrual reversed for the PIP and other incentives offset by $0.2 million accrued for the BIP implemented in the first quarter of 2010. Management fees related to stock-based compensation expense increased $0.5 million from $0.3 million for the three months ended March 31, 2009 to $0.8 million for the three months ended March 31, 2010, largely due to the EIP.

Amortization of intangibles. Amortization expense declined $0.6 million, or 10.2%, to $5.3 million in the three months ended March 31, 2010 compared with $5.9 million in the three months ended March 31, 2009. Amortization expense declined as a result of a 4.8% decrease in amortizing intangible assets resulting primarily from dispositions and impairments.

Depreciation. Depreciation expense decreased $0.2 million, or 11.1%, to $1.6 million in the three months ended March 31, 2010 compared with $1.8 million in the same period last year. The decrease in depreciation resulted from a decrease in capital expenditures for the CCG.

Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets decreased $352.4 million to $1.9 million in the three months ended March 31, 2010 compared with $354.3 million in the prior year period. The Company recognized a significant impairment in the first quarter of 2009 as compared with the three months ended March 31, 2010. The impairment taken for the three months ended March 31, 2009 reflected the incorporation of market data, including NFP’s market value which had remained below net book value for a sustained period, the performance of the Company in the economic environment in the prior year period, and discount rates that were risk adjusted to reflect both company-specific and market-based credit spreads and other relevant market data. Among other significant factors, the market value in the prior year period reflected the stressed macroeconomic environment and its impact on the Company’s sales. The company performed a similar analysis for the three months ended March 31, 2010 and impairments recorded for the three months ended March 31, 2010 were less significant than the amounts recorded during the prior year corresponding period.

Loss (gain) on sale of subsidiaries. During the three months ended March 31, 2010, the Company recognized a net gain from the disposition of two subsidiaries totaling $1.3 million. During the first quarter of 2009, the CCG recognized a net loss from the sale of certain assets of a subsidiary totaling $0.6 million.

Individual Client Group

The ICG accounted for 34.9% of NFP’s revenue for the three months ended March 31, 2010. The ICG is a leader in the delivery of independent life insurance and wealth transfer solutions for high net worth individuals. In evaluating the clients’ near-term and long-term financial goals, the ICG’s advisors serve wealth accumulation, preservation and transfer needs, including estate planning, business succession, charitable giving and financial advisory services. The ICG operates through its marketing organization, PartnersFinancial, its wholesale life brokerage businesses, consisting of Highland Capital Brokerage, Inc. and other NFP-owned businesses, as well as through its retail life and investment advisory business lines.

The financial information below relates to NFP’s ICG segment for the periods presented (in millions):

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
Revenue:
Commissions and fees	$78.7	$85.1	(6.4)	(7.5)%

Operating expenses:
Commissions and fees	18.4	19.4	(1.0)	(5.2)
Compensation expense	28.2	30.3	(2.1)	(6.9)
Non-compensation expense	17.5	19.1	(1.6)	(8.4)
Management fees	8.5	9.9	(1.4)	(14.1)
Amortization of intangibles	3.0	3.7	(0.7)	(18.9)
Depreciation	1.1	1.5	(0.4)	(26.7)
Impairment of goodwill and intangible assets	1.0	253.0	(252.0)	(99.6)
Loss (gain) on sale of subsidiaries	(0.9)	—	(0.9)	NM

Total operating expenses	76.8	336.9	(260.1)	(77.2)

Income (loss) from operations	$1.9	$(251.8)	253.7	NM %

Commission expense ratio	23.4%	22.8%
Compensation expense ratio	35.8%	35.6%
Non-compensation expense ratio	22.2%	22.4%
Management fees as a percentage of revenue	10.8%	11.6%

NM	indicates the metric is not meaningful

Summary

Income (loss) from operations. Income from operations increased $253.7 million to $1.9 million in the three months ended March 31, 2010 compared with a loss of $(251.8) million for the three months ended March 31, 2009. The increase in income from operations was due to the substantial decline in the level of impairment. Excluding the impact of impairments, income from operations increased due to decreases in expenses within the ICG including decreases in commission and fees expense, compensation expense, non-compensation expense, amortization and depreciation expense and management fees. Dispositions were a significant driver in fluctuations this quarter within the ICG’s retail life and investment advisory business lines as revenue from disposed firms contributed a decline of $7.7 million to the overall revenue decline. Disposed firms also contributed to declines in commission and fees expense, compensation expense and non-compensation expense in amounts of $1.2 million, $ 3.7 million, and $2.5 million, respectively.

Revenue

Commissions and fees. Commissions and fees decreased $6.4 million, or 7.5%, to $78.7 million, in the three months ended March 31, 2010 compared with $85.1 million for the three months ended March 31, 2009. Results in the ICG were driven by 2009 dispositions of retail life businesses, along with a continuation of an economically challenging environment facing the retail life businesses in the first quarter of 2010. These drivers were somewhat offset by strength in the financial markets which positively impacted the ICG’s investment advisory business. The majority of the decline continued to be concentrated in the retail life business line as it experienced a $9.9 million, or 32.3%, decline from $30.6 million for the three months ended March 31, 2009 to $20.7 million for the three months ended March 31, 2010. Contributing to the overall $9.9 million revenue decline within the retail life business line was a decline of $5.5 million from disposed businesses. This decline was partially offset by the increase in revenues from the ICG’s marketing organization and wholesale life brokerage business line of $2.9 million, or 6.9%, from $41.9 million for the three months ended March 31, 2009 to $44.8 million for the three months ended March 31, 2010. There was also a slight increase in revenues from the ICG’s investment advisory business line of $0.2 million, or 1.5%, from $13.5 million for the three months ended March 31, 2009 to $13.7 million for the three months ended March 31, 2010. In addition, eliminations within the ICG contributed an increase of $0.4 million to the overall decrease in revenue. Excluding the impact of dispositions, this overall revenue decrease would have been smaller.

Operating expenses

Commissions and fees. Commissions and fees expense decreased $1.0 million, or 5.2%, to $18.4 million in the three months ended March 31, 2010 compared with $19.4 million in the same period last year. The commission expense ratio was 23.4% in the three months ended March 31, 2010 compared with 22.8% in the same period last year. The decline corresponded to the decline in retail life revenue, as retail life commissions typically have higher commission payouts, and a decreasing commission rate in the ICG’s investment advisory business line due to dispositions.

Compensation expense. Compensation expense decreased $2.1 million, or 6.9%, to $28.2 million in the three months ended March 31, 2010 compared with $30.3 million in the same period last year. The compensation expense ratio was 35.8% for the three months ended March 31, 2010 compared with 35.6% in the same period last year. The overall decline in compensation expense was primarily driven by the decline in compensation expense from disposed businesses of $3.7 million which was somewhat offset by an increase in compensation expense of $1.6 million at the ICG’s marketing and wholesale life brokerage business line.

Non-compensation expense. Non-compensation expense decreased $1.6 million, or 8.4%, to $17.5 million in the three months ended March 31, 2010 compared with $19.1 million in the same period last year. The non-compensation expense ratio remained largely unchanged and was 22.2% for the three months ended March 31, 2010 compared with 22.4% in the same period last year. The decline in non-compensation expense was primarily a result of $2.5 million from disposed businesses. This decline was offset by an increase in non-compensation expense from the ICG’s marketing organization and wholesale life brokerage business line of $0.7 million.

Management fees. Management fees declined $1.4 million, or 14.1%, to $8.5 million in the three months ended March 31, 2010 compared with $9.9 million in the same period last year. Management fees as a percentage of revenue was 10.8% for the three months ended March 31, 2010 compared with 11.6% in the same period last year. Management fees as a percentage of adjusted income before management fees was 44.9% for the three months ended March 31, 2009 and 55.0% for the three months ended March 31, 2010. Adjusted income before management fees for the ICG increased $0.9 million, or 5.0%, from $18.1 million for the three months ended March 31, 2009 to $19.0 million for the three months ended March 31, 2010. Despite this increase, the management fee percentage declined with the decrease in incentive accruals of $2.2 million, including a decrease of $2.6 million for the PIP offset by $0.4 million accrued for the BIP implemented in 2010. Management fees relating to stock-based compensation expense increased $0.4 million from less than $0.1 million for the three months ended March 31, 2009 to $0.5 million for the three months ended March 31, 2010. The increase largely related to expense from the EIP.

Amortization of intangibles. Amortization expense declined $0.7 million, or 18.9%, from $3.0 million in the three months ended March 31, 2010 compared with $3.7 million in the three months ended March 31, 2009. Amortization expense declined as a result of a 13.1% decrease in amortizing intangible assets resulting primarily from dispositions and impairments.

Depreciation. Depreciation expense decreased $0.4 million, or 26.7%, to $1.1 million in the three months ended March 31, 2010 compared with $1.5 million in the same period last year. The decrease in depreciation resulted from a decrease in capital expenditures for the ICG.

Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets decreased $252.0 million to $1.0 million in the three months ended March 31, 2010 compared with $253.0 million in the prior year corresponding period. In the first quarter of 2009 the Company recognized a significant impairment which reflected the incorporation of market data, including NFP’s market value which had remained below net book value for a sustained period, the performance of the Company in the economic environment in the prior year period, and discount rates that were risk adjusted to reflect both company-specific and market-based credit spreads and other relevant market data. Among other significant factors, the market value in the prior year period reflected the stressed macroeconomic environment and its impact on the Company’s sales. The Company performed a similar analysis for the three months ended March 31, 2010 and impairments recorded for the three months ended March 31, 2010 were less significant than the amounts recorded during the prior year corresponding period.

Loss (gain) on sale of subsidiaries. During the three months ended March 31, 2010, the Company recognized a net gain from the disposition of four subsidiaries totaling $0.9 million. During the first quarter of 2009, the ICG recognized a net loss from the disposition of two subsidiaries totaling less than $0.1 million.

Advisor Services Group

The ASG accounted for 22.8% of NFP’s revenue for the three months ended March 31, 2010. The ASG serves independent financial advisors whose clients are high net worth individuals and companies by offering broker-dealer and asset management products and services. The ASG attracts financial advisors seeking to provide clients with sophisticated resources and an open choice of products.

The financial information below relates to NFP’s ASG segment for the periods presented (in millions):

	Three Months Ended March 31,
	2010	2009	$ Change	% Change
Revenue:
Commissions and fees	$51.4	$39.4	12.0	30.5%

Operating expenses:
Commissions and fees	42.1	34.1	8.0	23.5
Compensation expense	3.9	4.3	(0.4)	(9.3)
Non-compensation expense	3.4	1.8	1.6	88.9
Depreciation	0.3	0.2	0.1	50.0

Total operating expenses	49.7	40.4	9.3	23.0

Income (loss) from operations	$1.7	$(1.0)	2.7	NM %

Commission expense ratio	81.9%	86.5%
Compensation expense ratio	7.6%	10.9%
Non-compensation expense ratio	6.6%	4.6%
Depreciation as a percentage of revenue	0.6%	0.5%

NM	indicates the metric is not meaningful

Summary

Income (loss) from operations. Income from operations increased $2.7 million to $1.7 million in the three months ended March 31, 2010 compared with a loss of $(1.0) million for the three months ended March 31, 2009. The increase in income from operations is due to an increase in revenue and a decline in compensation expense, offset by an increase in commissions and fees expense and non-compensation expense.

Revenue

Commissions and fees. Commissions and fees increased $12.0 million, or 30.5%, to $51.4 in the three months ended March 31, 2010 from $39.4 million in the three months ended March 31, 2009. Results in the ASG were driven by general improvements in the financial markets and increased investor confidence. Assets under management for the ASG increased $2.3 billion, or 37.0%, to $8.5 billion for the quarter ended March 31, 2010 compared to $6.2 billion for the quarter ending March 31, 2009.

Operating expenses

Commissions and fees. Commissions and fees expense increased $8.0 million, or 23.5%, to $42.1 million in the three months ended March 31, 2010 compared with $34.1 million in the same period last year. The commission expense ratio was 81.9% in the three months ended March 31, 2010 compared with 86.5% in the same period last year. The increase in commissions and fees expense was largely attributable to the increase in revenue.

Compensation expense. Compensation expense decreased $0.4 million, or 9.3%, to $3.9 million in the three months ended March 31, 2010 compared with $4.3 million in the same period last year. The compensation expense ratio was 7.6% for the three months ended March 31, 2010 compared with 10.9% in the same period last year. Compensation expense declined commensurate with headcount reductions in the first quarter of 2009.

Non-compensation expense. Non-compensation expense increased $1.6 million, or 88.9%, to $3.4 million in the three months ended March 31, 2010 compared with $1.8 million in the same period last year. The non-compensation expense ratio was 6.6% for the three months ended March 31, 2010 compared with 4.6% in the same period last year. Non-compensation expense increased due to enhancements in technology and service offerings provided to advisors.

Depreciation. Depreciation expense increased $0.1 million, or 50.0%, to $0.3 million in the three months ended March 31, 2010 compared with $0.2 million in the same period last year. The increase in depreciation resulted from increases in capital expenditures for the ASG due to enhancements in technologies and service offerings provided to advisors. As a percentage of revenue, depreciation expense was less than 1% in both the three months ended March 31, 2010 and in the same period last year.

Corporate Items

The financial information below relates to items not allocated to any of NFP’s three reportable segments for the periods presented (in millions):

	Three months ended March 31,		$ Change	% Change
(in millions)	2010	2009
Consolidated Income from operations	$15.5	$(596.7)	$612.2	NM %
Non-operating income and expenses
Interest income	0.9	0.7	0.2	28.6
Interest expense	(4.6)	(5.3)	0.7	(13.2)
Other, net	0.7	1.0	(0.3)	(30.0)

Non-operating income and expenses, net	(3.0)	(3.6)	0.6	(16.7)

Income before income taxes	12.5	(600.3)	612.8	NM
Income tax expense (benefit)	5.5	(84.5)	90.0	NM

Net income	$7.0	$(515.8)	$522.8	NM %

NM	indicates the metric is not meaningful

Interest income. Interest income increased $0.2 million, or 28.6%, to $0.9 million in the three months ended March 31, 2010 compared with $0.7 million in the three months ended March 31, 2009. Interest income increased slightly mainly due to interest income from promissory notes entered into by the Company with its principals during the latter portion of 2009 and early 2010 that were not in place during the corresponding prior year period.

Interest expense. Interest expense decreased $0.7 million, or 13.2%, to $4.6 million in the three months ended March 31, 2010 compared with $5.3 million in the three months ended March 31, 2009. The decrease of $0.7 million in interest expense was largely a result of the lower interest rate environment and the lower average balance on NFP’s credit facility in 2010 as compared with 2009.

Other, net. Other, net decreased $0.3 million, or 30.0%, to $0.7 million in the three months ended March 31, 2010 compared with $1.0 million in the three months ended March 31, 2009. The decline was mainly from the $0.3 million decline in the cash surrender value of NFP’s COLI plan offset against an increase in investment earnings at NFP’s deferred compensation plan and the first month’s rental income from the Company’s sublet of one floor of its corporate headquarters, among other smaller items.

Income tax expense

Income tax expense (benefit). Income tax expense was $5.5 million in the three months ended March 31, 2010 compared with income tax (benefit) of ($84.5) million in the same period during the prior year. The effective tax rate in the first quarter of 2010 was 44.3%, which includes adjustments for interest and penalties totaling $0.4 million, which were treated discretely. This compares with an effective tax rate of 14.1% in the first quarter of 2009, which includes adjustments for interest, penalties and impairments which totaled ($88.1) million.

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

The increase in cash usage during the first quarter of the year generally requires increased borrowings under NFP’s credit facility, but this has not occurred for the year beginning January 1, 2010. As the year progresses, cash flow typically improves as earnings increase and acquisition activities moderate. With this increase in cash flow NFP generally reduces the borrowings under its credit facility. Because the Company suspended nearly all acquisition activity in the latter portion of 2008, the historical pattern of an increase in cash usage during the first half of the year changed. During the three months ended March 31, 2010, the Company has utilized cash flow from operations to reduce indebtedness, paying down $5.0 million of its outstanding credit facility balance.

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

During the second quarter of 2009, NFP executed the third amendment to its credit facility (the “Third Amendment”). As of March 31, 2010, the Company was in compliance with all of its debt covenants. However, if the Company’s earnings deteriorate, it is possible that NFP would fail to comply with the terms of its credit facility in the future, such as the consolidated leverage ratio covenant, and therefore be in default under the credit facility. Upon the occurrence of such event of default, the majority of lenders under the credit facility could cause amounts currently outstanding to be declared immediately due and payable. Such an acceleration could trigger “cross acceleration provisions” under NFP’s indenture governing the notes.

For a discussion of NFP’s borrowings, see “Financial Statements (Unaudited)—Note 6—Borrowings.”

A summary of the changes in cash flow data is provided as follows:

	Three Months Ended March 31,
(in thousands)	2010	2009
Net cash flows (used in):
Operating activities	$4,903	$(1,566)
Investing activities	(4,706)	(1,761)
Financing activities	(5,230)	(2,975)

Net decrease in cash and cash equivalents	(5,033)	(6,302)
Cash and cash equivalents – beginning of period	55,994	48,621

Cash and cash equivalents – end of period	$50,961	$42,319

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

Cash and cash equivalents at March 31, 2010 decreased $5.0 million from $56.0 million at December 31, 2009 to $51.0 million at March 31, 2010. Significant sources of cash flow in 2010 came from cash received from existing receivables at year end totaling approximately $29.6 million, and proceeds from the sale of businesses totaling approximately $5.0 million. Significant uses of cash at March 31, 2010 were for earned management fees to principals and/or certain entities they own of $24.4 million, repayments of the Company’s credit facility of $5.0 million, and payments associated with normal operations.

Operating Activities

During the three months ended March 31, 2010, cash provided by operating activities was approximately $4.9 million compared with cash used in operating activities of $1.6 million for the the prior year three-month period. The improvement in operating cash flow in the three months ended March 31, 2010 as compared with the prior year corresponding period was largely due to lower management fees earned by principals in 2010 for their 2009 performance. During the three months ended March 31, 2010, cash was provided primarily from net income before non-cash charges, which totaled $26.6 million. Working capital was positively impacted by the net effect of collecting receivables outstanding at the beginning of the period and of new receivables established at the end of the period which totaled approximately $29.6 million. Cash used during the three months ended March 31, 2010 was largely the result of a reduction in amounts due to principals and/or certain entities they own of $24.4 million, accrued liabilities of $14.1 million and accounts payable of $6.3 million. During the three months ended March 31, 2009 cash was provided primarily from net income before non-cash charges, which totaled $22.6 million, plus the net effect of collecting receivables outstanding at the beginning of the period and of new receivables established at the end of the period which totaled $31.6 million. Cash used during the three months ended March 31, 2009 was largely the result of payments reducing balances due to principals and/or certain entities they own of $29.2 million, accrued liabilities of $16.3 million and accounts payable of $4.6 million. The large decrease in accrued liabilities was primarily the result of a decrease in the ongoing incentive plan accrual of $3.0 million, the decrease in commissions payable of $9.5 million for commissions paid in the first quarter relating to production bonuses at NFPISI and the reduction of bonus accruals at businesses of $3.1 million for bonuses paid to employee producers in the first quarter of 2009.

Investing Activities

During the three months ended March 31, 2010, cash used in investing activities was $4.7 million, which came principally from $5.0 million in proceeds received from the disposal of subsidiaries, offset by $2.9 million paid for purchases of property and equipment and approximately $6.8 million paid as payments for businesses, net of cash acquired and contingent consideration. For the three months ended March 31, 2010, this $6.8 million was exclusively in connection with contingent consideration. During the three months ended 2009, cash used in investing activities was $1.8 million principally for contingent consideration payments relating to the previous acquisitions of $2.0 million and property and equipment of $1.6 million offset by $2.1 million of proceeds received for dispositions.

Financing Activities

During the three months ended March 31, 2010, cash used in financing activities was approximately $5.2 million, while cash provided by financing activities was $3.0 million during the prior year period. During the three months ended March 31, 2010, NFP did not borrow any amounts under its credit facility but repaid $5.0 million of its outstanding credit facility balance. During the three months ended March 31, 2009, NFP did not borrow or repay any amounts on its line of credit.

Some of the Company’s businesses maintain premium trust accounts, which represent payments collected from policyholders on behalf of carriers. Funds held in these accounts are invested in cash, cash equivalents and securities purchased under resale agreements overnight. At March 31, 2010, the Company had cash, cash equivalents and securities purchased under resale agreements in premium trust accounts listed as fiduciary funds related to premium trust accounts on its balance sheet of $74.2 million, a decrease of $1.7 million from the balance of $75.9 million from December 31, 2009. Changes in these accounts are the result of timing of payments collected from insureds on behalf of insurance carriers.

Off-Balance Sheet Arrangements

The Company had no material off-balance sheet arrangements during the three months ended March 31, 2010.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

NFP has a credit facility and fiduciary funds which includes cash, cash equivalents and securities purchased under resale agreements in premium trust accounts. Interest income and expense on the preceding items are subject to short-term interest rate risk. As further discussed in “Liquidity and Capital Resources,” broad economic and credit market conditions may impact the Company’s access to capital and the availability or attractiveness of certain products from which the Company earns revenue.

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

Through the Company’s broker-dealer subsidiaries, the Company has market risk on buy and sell transactions effected by its customers. The Company is contingently liable to its clearing brokers for margin requirements under customer margin securities transactions, the failure of delivery of securities sold or payment for securities purchased by a customer. If customers do not fulfill their obligations, a gain or loss could be suffered equal to the difference between a customer’s commitment and the market value of the underlying securities. The risk of default depends on the creditworthiness of the customers. The Company assesses the risk of default for each customer accepted to minimize its credit risk.

The Company is exposed to credit risk for commissions receivable from clearing brokers and insurance companies. This credit risk is generally limited to the amount of commissions receivable.

The Company is further exposed to credit risk for promissory notes issued to its principals and third parties. This credit risk is limited to the amount of promissory notes outstanding less the fair value of any related collateral.

The Company has market risk on the fees it earns that are based on the market value of assets under management or the value of assets held in certain mutual fund accounts and variable insurance policies for which ongoing fees or commissions are paid. Certain of the performance-based fees of the Company are impacted by fluctuations in the market performance of the assets managed according to such arrangements.

Based on the weighted average borrowings under NFP’s credit facility during the three months ended March 31, 2010 and 2009, an increase or decrease of 100 basis points change in short-term interest rates would have affected the Company’s income before income taxes by approximately $0.4 million for the three months ended March 31, 2010 and $1.5 million for the three months ended March 31, 2009. Based on the weighted average amount of fiduciary funds related to premium trust accounts during the three months ended March 31, 2010 and 2009, an increase or decrease of 100 basis points change in short-term interest rates would have affected the Company’s income before income taxes by approximately $1.2 million in both periods. As further discussed in “Liquidity and Capital Resources,” broad economic and credit market conditions may impact the Company’s access to capital and the availability or attractiveness of certain products from which the Company earns revenue.

Item 4. Controls and Procedures

As of the end of the period covered by this report, NFP’s management carried out an evaluation, under the supervision and with the participation of NFP’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of NFP’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the CEO and CFO have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. There have been no changes in internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

In the ordinary course of business, the Company is involved in lawsuits and other claims. Management considers these lawsuits and claims to be without merit and the Company intends to defend itself vigorously. In addition, the sellers of businesses that the Company acquires typically indemnify the Company for loss or liability resulting from acts or omissions occurring prior to the acquisition, whether or not the sellers were aware of these acts or omissions. Several of the existing lawsuits and claims have triggered these indemnity obligations.

In addition to the foregoing lawsuits and claims, during 2004, several of the businesses received subpoenas and other informational requests from governmental authorities, including the New York Attorney General’s Office, seeking information regarding compensation arrangements, any evidence of bid rigging and related matters. The Company has cooperated and will continue to cooperate fully with all governmental agencies.

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

Item 1A. Risk Factors

Recently-enacted healthcare reform legislation may have a material adverse effect on the CCG.

The Patient Protection and Affordable Care Act (the “PPACA”) was signed into law on March 23, 2010. Accompanying PPACA was the Health Care and Education Affordability Reconciliation Act of 2010 (together with the PPACA, the “Healthcare Reform Bills”), which contains a number of amendments to the PPACA and was signed into law on March 30, 2010.

The Company cannot predict the effect of the Healthcare Reform Bills on portions of its business. Many provisions of the Healthcare Reform Bills do not go into effect immediately and may be subject to further adjustments through future legislation. Possible outcomes include the reduction or elimination of client healthcare expenditures or postpone expenditure decisions, which could have a significant impact on the commissions that the CCG may earn. The adoption of state-based health insurance exchanges could reduce or eliminate the number of businesses seeking to provide private health insurance, which could reduce the demand for the CCG’s services.

Generally, significant reforms to the manner in which health insurance is distributed in the United States could increase competition, reduce the need for health insurance brokerage services or reduce the demand for health insurance administration, any of which could harm the CCG’s business, operating results and financial condition.

Financial regulatory reform legislation may adversely affect the Company’s business.

With the significant amount of financial regulatory reform legislation currently proposed in Congress, the nature and extent of future legislative and regulatory changes affecting the Company is unpredictable. In December 2009, the House of Representatives passed the “Wall Street Reform and Consumer Protection Act” (the “Act”). The Act proposes establishing a new consumer financial protection agency with broad regulatory powers, which may make it more expensive for the Company to conduct its business, subject the Company to greater regulatory scrutiny and have a material effect on the Company’s results of operations or financial condition.

The Act also proposes instituting a Federal Insurance Office within the Treasury Department to monitor all aspects of the insurance industry, identify regulatory gaps, make recommendations to the Financial Services Oversight Council regarding which insurers are systemically important, and report to Congress on how the current system of insurance regulation should be modernized. The Company cannot predict what financial regulatory reform initiatives, if any, will be finally implemented, or the effect any such legislation will have on the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities

Since January 1, 2010 and through March 31, 2010, NFP has not issued any unregistered equity securities.

Since April 1, 2010 and through May 10, 2010, NFP has issued 535,579 shares of NFP common stock with a value of approximately $3.7 million relating to contingent consideration.

The issuances of common stock described above were made in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), for transactions by an issuer not involving a public offering. The Company did not offer or sell the securities by any form of general solicitation or general advertising, informed each purchaser that the securities had not been registered under the Securities Act and were subject to restrictions on transfer, and made offers only to “accredited investors” within the meaning of Rule 501 of Regulation D and a limited number of sophisticated investors, each of whom the Company believed had the knowledge and experience in financial and business matters to evaluate the merits and risks of an investment in the securities and had access to the kind of information registration would provide.

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2010 – January 31, 2010	4,459	(a)	$8.70	—	$—
February 1, 2010 – February 28, 2010	63,404	(b)	10.50	—	—
March 1, 2010 – March 31, 2010	26,923	(c)	13.38	—	—

Total	94,786		$11.23	—	$—

(a)	2,388 shares were reacquired relating to the satisfaction of a promissory note. 2,071 shares were reacquired by NFP relating to the disposal of a subsidiary.
(b)	63,404 shares were reacquired relating to the satisfaction of two promissory notes.
(c)	8,440 shares were reacquired relating to the satisfaction of a promissory note. 3,954 shares were reacquired by NFP relating to the disposal of a subsidiary. 14,529 shares were reacquired relating to the satisfaction of a receivable.

EXHIBIT INDEX

Item 6. Exhibits

Exhibit No.	Description

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Financial Partners Corp.

Signature	Title	Date

/S/ JESSICA M. BIBLIOWICZ	Chairman, President and Chief Executive Officer	May 10, 2010
Jessica M. Bibliowicz

/S/ DONNA J. BLANK	Executive Vice President and Chief Financial Officer	May 10, 2010
Donna J. Blank

EXHIBIT INDEX

Exhibit No.	Description

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith