Form 10-Q
period 2010-06-30
NATIONAL FINANCIAL PARTNERS CORP
filed 2010-08-04
CIK 1183186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO ___________

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

The number of outstanding shares of the registrant’s Common Stock, $0.10 par value, as of July 31, 2010 was 42,641,618.

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

•	NFP’s success in acquiring and retaining high-quality independent financial services businesses;

•	the financial impact of NFP’s incentive plans;

•	changes that adversely affect NFP’s ability to manage its indebtedness or capital structure, including changes in interest rates, credit market conditions and general economic factors;

•	fluctuations in the price of NFP’s common stock, whether due to securities and capital markets behavior, the dilutive impact of capital-raising efforts, or otherwise;

•	the continued availability of borrowings and letters of credit under NFP’s credit facility;

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

•
the impact of legislation or regulations in jurisdictions in which NFP’s subsidiaries operate, including the possible adoption of comprehensive and exclusive federal regulation over all interstate insurers and the uncertain impact of legislation regulating the financial services industry, such as the recent Dodd-Frank Wall Street Reform and Consumer Protection Act;

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

Additional factors are set forth in NFP’s filings with the Securities and Exchange Commission (the “SEC”), including its Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 12, 2010, its Quarterly Report on Form 10-Q for the period ended March 31, 2010, filed with the SEC on May 10, 2010 and this Quarterly Report on Form 10-Q for the period ended June 30, 2010.

Forward-looking statements speak only as of the date on which they are made. NFP expressly disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Part I – Financial Information

Item 1. Financial Statements (Unaudited)

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
(in thousands, except per share amounts)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$157,769	$55,994
Fiduciary funds – restricted related to premium trust accounts	86,117	75,931
Commissions, fees and premiums receivable, net	95,835	129,833
Due from principals and/or certain entities they own	15,503	14,075
Notes receivable, net	7,459	9,731
Deferred tax assets	11,389	14,283
Other current assets	19,905	14,435
Total current assets	393,977	314,282
Property and equipment, net	36,362	37,291
Deferred tax assets	—	5,820
Intangibles, net	354,086	379,513
Goodwill, net	66,344	63,887
Notes receivable, net	33,158	28,714
Other non-current assets	52,276	39,744
Total assets	$936,203	$869,251
LIABILITIES
Current liabilities:
Premiums payable to insurance carriers	$89,147	$77,941
Borrowings	—	40,000
Income taxes payable	—	6,325
Due to principals and/or certain entities they own	18,232	34,106
Accounts payable	16,737	24,337
Accrued liabilities	54,318	73,105
Total current liabilities	178,434	255,814
Deferred tax liabilities	5,963	4,380
Convertible senior notes	295,368	204,548
Other non-current liabilities	70,702	64,472
Total liabilities	550,467	529,214
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value: Authorized 200,000 shares; none issued	—	—
Common stock, $0.10 par value: Authorized 180,000 shares; 44,982 and 44,142 issued and 42,619 and 41,363 outstanding, respectively	4,498	4,414
Additional paid-in capital	901,207	876,563
Accumulated deficit	(442,354)	(438,109)
Treasury stock, 2,363 and 2,779 shares, respectively, at cost	(77,687)	(102,930)
Accumulated other comprehensive income	72	99
Total stockholders’ equity	385,736	340,037
Total liabilities and stockholders’ equity	$936,203	$869,251

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenue:
Commissions and fees	$234,890	$224,198	$460,163	$441,179

Operating expenses:
Commissions and fees	73,421	62,474	141,727	124,875
Compensation expense	63,722	66,164	128,990	134,807
Non-compensation expense	38,914	37,307	79,363	76,488
Management fees	32,534	29,954	56,184	52,461
Amortization of intangibles	8,206	9,176	16,544	18,770
Depreciation	3,005	3,485	6,011	7,024
Impairment of goodwill and intangible assets	—	2,895	2,901	610,232
Gain on sale of businesses, net	(7,690)	(1,279)	(9,921)	(662)
Total operating expenses	212,112	210,176	421,799	1,023,995

Income (loss) from operations	22,778	14,022	38,364	(582,816)

Non-operating income and expenses
Interest income	888	822	1,776	1,546
Interest expense	(4,880)	(5,386)	(9,459)	(10,717)
Other, net	2,013	6,608	2,671	7,724
Non-operating income and expenses, net	(1,979)	2,044	(5,012)	(1,447)

Income (loss) before income taxes	20,799	16,066	33,352	(584,263)
Income tax expense (benefit)	8,730	6,044	14,293	(78,486)
Net income (loss)	$12,069	$10,022	$19,059	$(505,777)

Earnings (loss) per share:
Basic	$0.28	$0.24	$0.45	$(12.48)
Diluted	$0.27	$0.23	$0.43	$(12.48)

Weighted average shares outstanding:
Basic	42,611	41,144	42,157	40,541
Diluted	44,353	42,833	43,819	40,541

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)
	Six Months Ended
	June 30,
	2010	2009
Cash flow from operating activities:
Net income (loss)	$19,059	$(505,777)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred taxes	5,356	(88,106)
Stock-based compensation	5,678	4,987
Impairment of goodwill and intangible assets	2,901	610,232
Amortization of intangibles	16,544	18,770
Depreciation	6,011	7,024
Accretion of senior convertible notes discount	6,035	5,509
(Gain) loss on sale of businesses, net	(9,921)	(662)
Loss on sublease	1,766	—
Bad debt expense	839	50
Other, net	(948)	—
(Increase) decrease in operating assets:
Fiduciary funds-restricted related to premium trust accounts	(10,186)	(4,149)
Commissions, fees and premiums receivable, net	30,900	35,073
Due from principals and/or certain entities they own	(1,442)	(5,005)
Notes receivable, net – current	2,272	(1,364)
Other current assets	(5,659)	420
Notes receivable, net – non-current	(6,596)	(4,037)
Other non-current assets	59	(1,132)
Increase (decrease) in operating liabilities:
Premiums payable to insurance carriers	11,206	7,967
Income taxes payable	(6,325)	(11)
Due to principals and/or certain entities they own	(17,410)	(22,098)
Accounts payable	(4,562)	(10,163)
Accrued liabilities	(6,224)	(9,556)
Other non-current liabilities	2,803	(5,399)
Total adjustments	23,097	538,350
Net cash provided by operating activities	42,156	32,573
Cash flow from investing activities:
Proceeds from disposal of businesses	5,507	9,062
Purchases of property and equipment, net	(5,267)	(3,142)
Proceeds from (payments for) acquired firms, net of cash, and contingent consideration	(9,481)	(979)
Net cash (used in) provided by investing activities	(9,241)	4,941
Cash flow from financing activities:
Repayments of borrowings	(40,000)	(33,000)
Proceeds from issuance of senior convertible notes	125,000	—
Senior convertible notes issuance costs	(4,113)	—
Purchase of call options	(33,913)	—
Sale of warrants	21,025	—
Proceeds from stock-based awards, including tax benefit	2,834	(3,104)
Shares cancelled to pay withholding taxes	(1, 906)	(159)
Dividends paid	(67)	(50)
Net cash provided by (used in) financing activities	68,860	(36,313)

Net increase in cash and cash equivalents	101,775	1,201
Cash and cash equivalents, beginning of the period	55,994	48,621
Cash and cash equivalents, end of the period	$157,769	$49,822

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$20,703	$13,678
Cash paid for interest	$1,701	$3,796

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2010—(Consolidated)
(Unaudited)

Note 1 - Nature of Operations

National Financial Partners Corp. (“NFP”), a Delaware corporation, was formed on August 27, 1998, but did not commence operations until January 1, 1999. NFP and its benefits, insurance and wealth management businesses (together with NFP, the “Company”), provide a full range of advisory and brokerage services to the Company’s clients. NFP serves corporate and high net worth individual clients throughout the United States and in Canada, with a focus on the middle market and entrepreneurs. As of June 30, 2010, the Company owned over 140 businesses.

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

NFP has three reportable segments: the Corporate Client Group (the “CCG”), the Individual Client Group (the “ICG”) and the Advisor Services Group (the “ASG”). The CCG is one of the leading corporate benefits advisors in the middle market, offering independent solutions for health and welfare, retirement planning, executive benefits, and commercial property and casualty insurance. The ICG is a leader in the delivery of independent life insurance, annuities, long term care and wealth transfer solutions for high net worth individuals. The ICG also receives commissions from personal lines property and casualty insurance brokerage. The ASG, including NFP Securities, Inc. (“NFPSI”), a leading independent broker-dealer and registered investment advisor, serves independent financial advisors whose clients are high net worth individuals and companies by offering broker-dealer and asset management products and services. The ASG attracts financial advisors seeking to provide clients with sophisticated resources and an open choice of products. NFP promotes collaboration among its business lines to provide its clients the advantages of a single coordinated resource to address their corporate and individual benefits, insurance and wealth management needs.

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
June 30, 2010—(Consolidated)
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

Deferred tax adjustments

During the three months ended June 30, 2010, the Company identified that it had incorrectly failed to net current and non-current deferred tax assets and liabilities on a jurisdictional basis in periods prior to June 30, 2010. The Company has evaluated the effects of these errors and concluded that they are not material to any of the Company's previously issued quarterly or annual consolidated financial statements. Nevertheless, the Company has elected to revise its consolidated statement of financial condition to correctly net the balances.

The following financial statements prior periods and line items within the consolidated statements of financial condition have been revised as summarized:

As of December 31, 2009	As Originally Reported	Adjustments	As Revised
(in thousands)
Deferred tax assets – current	$14,779	$(496)	$14,283
Deferred tax assets – non-current	106,495	(100,675)	5,820
Total Assets	970,422	(101,171)	869,251
Deferred tax liabilities – current	496	(496)	—
Deferred tax liabilities – non-current	105,055	(100,675)	4,380
Total Liabilities	$630,385	$(101,171)	$529,214

As of March 31, 2010	As Originally Reported	Adjustments	As Revised
(in thousands)
Deferred tax assets – current	$14,008	$(44)	$13,964
Deferred tax assets – non-current	106,311	(100,621)	5,690
Total Assets	922,614	(100,665)	821,949
Deferred tax liabilities – current	494	(494)	—
Deferred tax liabilities – non-current	104,453	(100,171)	4,282
Total Liabilities	$573,666	$(100,665)	$473,001

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2010—(Consolidated)
(Unaudited)

As of September 30, 2009	As Originally Reported	Adjustments	As Revised
(in thousands)
Deferred tax assets – current	$8,322	$(4,901)	$3,421
Deferred tax assets – non-current	110,561	(109,167)	1,394
Total Assets	965,878	(114,068)	851,810
Deferred tax liabilities – current	239	(239)	—
Deferred tax liabilities – non-current	116,825	(113,829)	2,996
Total Liabilities	$630,142	$(114,068)	$516,074

As of June 30, 2009	As Originally Reported	Adjustments	As Revised
(in thousands)
Deferred tax assets – current	$8,926	$(3,426)	$5,500
Deferred tax assets – non-current	109,983	(107,742)	2,241
Total Assets	977,208	(111,168)	866,040
Deferred tax liabilities – current	7	(7)	—
Deferred tax liabilities – non-current	115,977	(111,161)	4,816
Total Liabilities	$655,017	$(111,168)	$543,849

As of March 31, 2009	As Originally Reported	Adjustments	As Revised
(in thousands)
Deferred tax assets – current	$9,351	$(3,960)	$5,391
Deferred tax assets – non-current	109,661	(107,464)	2,197
Total Assets	972,366	(111,424)	860,942
Deferred tax liabilities – current	3	(3)	—
Deferred tax liabilities – non-current	116,142	(111,421)	4,721
Total Liabilities	$664,922	$(111,424)	$553,498

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
June 30, 2010—(Consolidated)
(Unaudited)
Impairment of goodwill and other intangible assets

The Company evaluates its amortizing (long-lived assets) and non-amortizing intangible assets for impairment in accordance with GAAP.

In accordance with GAAP, long-lived assets, such as purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company generally performs its recoverability test for its long-lived asset groups whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company establishes an internal financial plan for its individual business lines and measures the actual performance of its business lines against this financial plan. These events or changes in circumstances include, but are not limited to, when a reportable segment experiences a significant deterioration in its operating cash flow compared to the financial plan, or prior year performance, a change in the extent or manner in which the long lived asset is being used, and a current expectation that, more likely than not, a long lived asset will be sold or otherwise disposed of before the end of its previously estimated useful life. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted cash flows expected to be generated by the asset and by the eventual disposition of the asset. If the estimated undiscounted cash flows are less than the carrying amount of the underlying asset, an impairment may exist. The Company measures impairments on identifiable intangible assets subject to amortization by comparing the fair value of the asset to the carrying amount of the asset. In the event that the discounted cash flows are less than the carrying amount, an impairment charge will be recognized for the difference in the consolidated statements of operations.

In accordance with GAAP, goodwill and intangible assets not subject to amortization are tested at least annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the intangible asset might be impaired. Indicators at the business line level, which is considered a reporting unit for this analysis, include, but are not limited to, a significant deterioration in its operating cash flow compared to the reportable segment’s financial plan or prior year performance, loss of key personnel, a decrease in NFP’s market capitalization below its book value, and an expectation that a reporting unit will be sold or otherwise disposed of. If one or more indicators of impairment exist, NFP performs an evaluation to identify potential impairments. If an impairment is identified, NFP measures and records the amount of impairment loss.

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
June 30, 2010—(Consolidated)
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

In 2007, the Company adopted guidance which clarified the accounting for uncertain tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements.

The Company believes that the amounts of unrecognized tax benefits may decrease within the next twelve months due to the settlement of state income tax audits and the expiration of statutes of limitations in various federal and state jurisdictions in an amount ranging from $0.5 million to $5.3 million based on current estimates.

Revenue recognition

The Company earns commissions on the sale of insurance policies and fees for the development, implementation and administration of benefits programs. Commissions and fees are generally paid each year as long as the client continues to use the product and maintains its broker of record relationship with the Company. In some cases, fees earned are based on the amount of assets under administration or advisement. Commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. First-year commissions are calculated as a percentage of the first twelve months’ premium on the policy and earned in the year that the policy is originated. In many cases, the Company receives renewal commissions for a period following the first year, if the policy remains in force. Asset-based fees are earned for administrative services or consulting related to certain benefits plans. Insurance commissions are recognized as revenue when the following criteria are met: (1) the policy application and other carrier delivery requirements are substantially complete, (2) the premium is paid, and (3) the insured party is contractually committed to the purchase of the insurance policy. Carrier delivery requirements may include additional supporting documentation, signed amendments and premium payments. Subsequent to the initial issuance of the insurance policy, premiums are billed directly by carriers. Commissions earned on renewal premiums are generally recognized upon receipt from the carrier, since that is typically when the Company is first notified that such commissions have been earned. The Company carries an allowance for policy cancellations, which approximated $1.2 million at both June 30, 2010 and 2009, that is periodically evaluated and adjusted as necessary. Miscellaneous commission adjustments are generally recorded as they occur. Some of the Company’s businesses also receive fees for the settlement of life insurance policies. These fees are generally based on a percentage of the settlement proceeds received by their clients, and recognized as revenue when the policy is transferred and the rescission period has ended. Contingent commissions are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably estimated prior to receipt of the commission.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2010—(Consolidated)
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

Note 3 - Earnings Per Share

The computations of basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
(in thousands, except per share amounts)
Basic:
Net income (loss)	$12,069	$10,022	$19,059	$(505,777)

Average shares outstanding	42,499	41,139	42,044	40,539
Contingent consideration and incentive payments	112	5	113	2
Total	42,611	41,144	42,157	40,541
Basic earnings (loss) per share	$0.28	$0.24	$0.45	$(12.48)

Diluted:
Net income (loss)	$12,069	$10,022	$19,059	$(505,777)
Average shares outstanding	42,499	41,139	42,044	40,539
Contingent consideration and incentive payments	128	390	128	2
Stock-based awards	1,717	1,246	1,639	—
Other	9	58	8	—
Total	44,353	42,833	43,819	40,541
Diluted earnings (loss) per share	$0.27	$0.23	$0.43	$(12.48)

The calculation of diluted loss per share excluded approximately 928,100 shares of stock-based awards and approximately 432,000 of other shares for the six months ended June 30, 2009, because the effect would be antidilutive.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2010—(Consolidated)
(Unaudited)

Note 4 - Acquisitions and Divestitures

Acquisitions

During the six months ended June 30, 2010, NFP acquired a 100% ownership interest for a de minimus amount in one associated entity, which was previously associated with its life settlements joint venture.  During the six months ended June 30, 2009, NFP completed one sub-acquisition to augment the business of one of the Company’s existing benefits firms.

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

When acquisitions include stock as part of the consideration, the number of shares issued by NFP is generally based upon an average fair market value of NFP’s publicly-traded common stock over a specified period of time prior to the closing date of the acquisition. No shares were issued in connection with the sub-acquisition completed during the six months ended June 30, 2009.

In connection with contingent consideration, NFP paid $10.7 million and issued 535,579 shares of common stock with a value of approximately $4.1 million for the six months ended June 30, 2010. For the six months ended June 30, 2009, the Company paid $2.1 million in cash and NFP issued 978,273 shares of common stock with a value of approximately $2.6 million in connection with contingent consideration.

For acquisitions that were completed prior to the adoption on January 1, 2009, of accounting guidance related to business combinations, future payments made under these arrangements will be recorded as an adjustment to purchase price when the contingencies are settled. For acquisitions completed after January 1, 2009, in accordance with GAAP, contingent consideration amounts were recorded at fair value at the acquisition date and were included on that basis in the purchase price consideration at the time of the acquisition with subsequent adjustments recorded in the statement of operations. As of June 30, 2010, there were no adjustments to goodwill as there were no acquisitions that required adjustments to goodwill completed for the first six months of the year. For the six months ended June 30, 2009, the amount of contingent consideration recorded as an adjustment to goodwill relating to the sub-acquisition completed during the six months ended June 30, 2009 was $0.2 million. No subsequent changes have been made to the contingent consideration amounts through June 30, 2010. This arrangement results in the payment of additional consideration to the seller upon the attainment of certain revenue benchmarks following the closing of the sub-acquisition. The range of payments that may be made upon attainment of the benchmarks ranges from $0 through a maximum amount of $0.3 million for the sub-acquisition completed in 2009.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2010—(Consolidated)
(Unaudited)

In connection with the acquisition of a 100% ownership interest during the six months ended June 30, 2010, the Company does not expect any amounts of goodwill to be deductible over 15 years for tax purposes. This acquisition was immaterial in relation to the pro forma combined entity, as if the acquisition occurred at January 1, 2010 and 2009.

Divestitures

During the six months ended June 30, 2010, the Company sold 10 subsidiaries and certain assets of two subsidiaries, receiving aggregate consideration of $5.6 million in cash, $1.1 million in promissory notes and 36,196 shares of NFP common stock with a value of $0.5 million. The Company recognized a net gain from these transactions of $10.3 million and a net loss of $0.4 million related to adjustments from prior year divestures for the six months ended June 30, 2010. Of the $9.9 million gain, $9.2 million is related to the remeasurement of a non-controlling interest in a joint venture which was formed with the contribution of assets of a subsidiary as discussed in further detail below. During the six months ended June 30, 2009, the Company sold eight subsidiaries and certain assets of two other subsidiaries receiving aggregate consideration of $9.0 million in cash, $6.1 million of promissory notes and 6,800 shares of NFP common stock with a value of less than $0.1 million. The Company recognized a net loss on these transactions of $0.7 million for the six months ended June 30, 2009.

Non-controlling interest – deconsolidation of businesses

During the three months ended June 30, 2010, NFP contributed all of the assets of a wholly-owned subsidiary to a newly formed entity which is majority-owned by former Principals, in exchange for preferred units with a fair value of $11.8 million.

The fair value was computed in two steps in which NFP first estimated the fair value of the total equity of the new entity, and then allocated this value to the various classes of equity.  The total equity was fair valued by using an income and market approach.  The income approach was based on the cash flows that the new entity is expected to generate in the future, discounted to present value at a rate of return that considered the relative risk of achieving the cash flows and the time value of money.  The market approach used the projected revenue and EBITDA multiples of comparable companies, adjusted for differences in size and growth between the comparable companies and the new entity.

The second step estimated the fair value of the preferred units using a contingent claims analysis.  The valuation methodology is based on the principles of option pricing theory, whereby each class of securities is modeled as a call option with a unique claim on the assets of the entity.

The contribution of assets resulted in a deconsolidation of the subsidiary and a remeasurement of NFP’s retained investment in the subsidiary.  The overall gain relating to this transaction was $9.2 million and recognized in gain on sale of businesses in the consolidated statements of operations.

The remeasurement to fair value of NFP’s retained non-controlling interest resulted in a $10.8 million gain.  The remeasurement to fair value of NFP’s retained non-controlling interest was calculated as follows:

(in thousands)	Six Months Ended June 30, 2010
Fair value of retained non-controlling investment	$11,800
Carrying value of retained percentage of subsidiary:	992
Gain on retained non-controlling investment	$10,808

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2010—(Consolidated)
(Unaudited)

Note 5 – Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2010 are as follows:

(in thousands)	Corporate Client Group	Individual Client Group	Total
Balance as of January 1,
Goodwill, net of accumulated amortization	$385,996	$324,371	$710,367
Prior years accumulated impairments	(351,442)	(295,038)	(646,480)
	34,554	29,333	63,887
Contingent consideration, firm disposals, firm restructures and other	2,936	(479)	2,457
Impairments of goodwill for the period	—	—	—
Total	$37,490	$28,854	$66,344

The ASG is comprised primarily of NFPSI, NFP’s registered broker-dealer and investment advisor, an entity for which no intangible assets are recorded. See “Note 10—Business Segments” for further detail.

Acquired intangible assets

	As of June 30, 2010		As of December 31, 2009
(in thousands)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortizing identified intangible assets:
Book of business	$209,726	$(115,456)	$215,528	$(110,859)
Management contract	325,826	(81,913)	340,546	(82,090)
Institutional customer relationships	15,700	(4,579)	15,700	(4,143)
Total	$551,252	$(201,948)	$571,774	$(197,092)

Non-amortizing intangible assets:
Goodwill	$68,851	$(2,507)	$66,475	$(2,588)
Trade name	4,841	(59)	4,900	(69)
Total	$73,692	$(2,566)	$71,375	$(2,657)

Aggregate amortization expense for intangible assets subject to amortization for the six months ended June 30, 2010 was $16.5 million. Intangibles related to book of business, management contract and institutional customer relationships are being amortized over a 10-year, 25-year and 18-year period, respectively. Based on the Company’s acquisitions as of June 30, 2010, estimated amortization expense for each of the next five years is $33.4 million per year.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2010—(Consolidated)
(Unaudited)
Impairment of goodwill and intangible assets

In accordance with GAAP, long-lived assets, such as purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company generally performs its recoverability test for its long-lived asset groups whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company establishes an internal financial plan for its individual business lines and measures the actual performance of its business lines against this financial plan. These events or changes in circumstances include, but are not limited to, when a reportable segment experiences a significant deterioration in its operating cash flow compared to its financial plan, or prior year performance, a change in the extent or manner in which the long lived asset is being used, and a current expectation that, more likely than not, a long lived asset will be sold or otherwise disposed of before the end of its previously estimated useful life. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted cash flows expected to be generated by the asset and by the eventual disposition of the asset. If the estimated undiscounted cash flows are less than the carrying amount of the underlying asset, an impairment may exist. The Company measures impairments on identifiable intangible assets subject to amortization by comparing the fair value of the asset to the carrying amount of the asset. In the event that the discounted cash flows are less than the carrying amount, an impairment charge will be recognized for the difference in the consolidated statements of operations.

In accordance with GAAP, goodwill and intangible assets not subject to amortization are tested at least annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the intangible asset might be impaired. Indicators at the business line level, which is considered a reporting unit for this analysis, include, but are not limited to, a significant deterioration in its operating cash flow compared to its financial plan or prior year performance, loss of key personnel, a decrease in NFP’s market capitalization below its book value, and an expectation that a reporting unit will be sold or otherwise disposed of. If one or more indicators of impairment exist, NFP performs an evaluation to identify potential impairments. If an impairment is identified, NFP measures and records the amount of impairment loss.

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

Under the income approach, management uses certain assumptions to determine the reporting unit’s fair value. The Company’s cash flow projections for each reporting unit are based on five-year financial forecasts. The five-year forecasts were based on quarterly financial forecasts developed internally by management for use in managing its business. The forecast assumes that revenue will stabilize and the Company will resume normalized long-term stable growth rates. The significant assumptions of these five-year forecasts included business-level budgets by quarter for the current year which are aggregated to produce reportable segment financial plans. These reportable segment budgets are then projected forward for four years using annual growth assumptions for revenues and expenses. The future cash flows were tax affected and discounted to present value using blended discount rates, ranging from 7.47% to 10.59%. Since NFP retains a cumulative preferred position in its businesses, NFP assigned a rate of return to that portion of its cash flow that would be represented by yields seen on preferred equity securities of 7.40%. For cash flows retained by NFP in excess of target earnings and below base earnings, NFP assigned a discount rate ranging from 9.05% to 17.01%. Terminal values for all reporting units were calculated using a Gordon growth methodology using blended discount rates ranging from 7.82% to 10.59% with a long-term growth rate of 3.0%.

On January 1, 2009, the Company adopted guidance related to accounting for non-financial assets and liabilities, which emphasizes market-based measurement, rather than entity-specific measurement, in calculating reporting unit fair value. In applying the market value approach, management derived an enterprise value of the Company as a whole as of June 30, 2010, taking into consideration NFP’s stock price, an appropriate equity premium and the current capital structure. The market value approach was used to derive the implied equity value of the entity as a whole which was then allocated to the segments based on the proportional fair value of each reporting unit derived using the income approach to the total entity fair value derived using the income approach.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2010—(Consolidated)
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

Non-financial assets measured at fair value on a non-recurring basis are summarized below:

( in thousands)	As of June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Book of business	$94,269	$—	$—	$94,269	$(108)
Management contract	243,913	—	—	243,913	(2,793)

Long-lived assets held and used with a carrying amount of $352.2 million were written down to their fair value of $349.3 million, resulting in an impairment charge of $2.9 million for amortizing intangibles, which was included in earnings for the six months ended June 30, 2010. The impairment related to certain intangible assets that were disposed of.

During the first quarter of 2009, the Company’s market capitalization was significantly below its book value and the Company performed an impairment analysis on its goodwill and other intangible assets as well as its long lived assets of all of its reporting units. The analysis resulted in an impairment charge of $588.4 million for goodwill and trade name and $18.9 million for amortizing intangible long lived assets for the six months ended June 30, 2009.

Note 6 - Borrowings

2006 Credit Facility

As of June 30, 2010, NFP was party to a credit agreement, dated August 22, 2006, with Bank of America, N.A., as administrative agent, and the several lenders from time to time party thereto (as amended, the “2006 Credit Facility”).  Subsequent to June 30, 2010, NFP terminated the 2006 Credit Facility and entered into a new $225.0 million credit facility governed by a new credit agreement among NFP, the lenders party thereto and Bank of America, N.A., as administrative agent (the “2010 Credit Facility”).  See “Note 11—Subsequent Events” for more information about the 2010 Credit Facility.

The 2006 Credit Facility was structured as a revolving credit facility and was scheduled to mature on August 22, 2011. The maximum revolving borrowings under the 2006 Credit Facility was $200.0 million at June 30, 2010. On June 9, 2010, NFP executed the Fourth Amendment to the 2006 Credit Facility (the “Fourth Amendment”). Pursuant to the Fourth Amendment, NFP was permitted to issue $125.0 million aggregate principal amount of 4.0% convertible senior notes due June 15, 2017 (the “2010 Notes”) and, subject to certain conditions set forth in the Fourth Amendment, use an amount equal to the gross proceeds of the offering of the 2010 Notes to purchase, redeem or defease NFP’s $230.0 million (including over-allotment) aggregate principal amount of 0.75% convertible senior notes due February 1, 2012 (the “2007 Notes”) at any time during the period from June 10, 2010 through July 30, 2010.  Additionally, the Fourth Amendment provided that for the purpose of calculating the consolidated leverage ratio solely for the four fiscal quarter period ending June 30, 2010, consolidated total debt on the last day of such period will be reduced by the aggregate amount of unrestricted cash and cash equivalents on deposit in certain accounts subject to control agreements, up to a maximum reduction for purpose of such calculation equal to the then-outstanding aggregate principal amount of the 2010 Notes.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2010—(Consolidated)
(Unaudited)

Subject to legal or regulatory requirements, the 2006 Credit Facility was secured by the assets of NFP and its wholly-owned subsidiaries. Up to $35.0 million of the 2006 Credit Facility was available for the issuance of letters of credit and the sub-limit for swingline loans was the lesser of $10.0 million or the total revolving commitments outstanding. The 2006 Credit Facility contained various customary restrictive covenants, subject to certain exceptions, that prohibited NFP from, among other things: (i) incurring additional indebtedness or guarantees, (ii) creating liens or other encumbrances on property or granting negative pledges, (iii) entering into a merger or similar transaction, (iv) selling or transferring certain property, (v) making certain restricted payments and (vi) making advances or loans. In addition, the 2006 Credit Facility contained financial covenants requiring NFP to maintain certain ratios. The most restrictive negative covenant in the 2006 Credit Facility concerned the consolidated leverage ratio, as defined in the 2006 Credit Facility.

 As of June 30, 2010, the year-to-date weighted average interest rate for the 2006 Credit Facility was 4.08%. The combined weighted average of the 2006 Credit Facility in the prior year period was 3.94%.

On June 30, 2010, NFP paid all principal outstanding and interest due under the 2006 Credit Facility. As of December 31, 2009, NFP had a balance of $40.0 million outstanding under the 2006 Credit Facility. As of June 30, 2010, the Company was in compliance with all of its debt covenants.

2007 Notes

On June 9, 2010, NFP commenced a cash tender offer for any and all of the 2007 Notes, which expired at 12:00 midnight, New York City time, on July 7, 2010.  Subsequent to June 30, 2010 and after giving effect to the purchase of the tendered 2007 Notes, $100,000 aggregate principal amount of 2007 Notes was outstanding. See “Note 11—Subsequent Events” for more information about the tender offer.

In January 2007, NFP issued the 2007 Notes. The 2007 Notes are senior unsecured obligations and rank equally with NFP’s existing or future senior debt and senior to any subordinated debt. The 2007 Notes are structurally subordinated to all existing or future liabilities of NFP’s subsidiaries and will be effectively subordinated to existing or future secured indebtedness to the extent of the value of the collateral. The 2007 Notes were used to pay the net cost of certain convertible note hedge and warrant transactions, as discussed in more detail below, repurchase 2.3 million shares of NFP’s common stock from Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. and to repay a portion of outstanding amounts of principal and interest under the 2006 Credit Facility.

Holders may convert their 2007 Notes at their option on any day prior to the close of business on the scheduled trading day immediately preceding December 1, 2011 only under the following circumstances: (1) during the five business-day period after any five consecutive trading-day period (the “measurement period”) in which the price per 2007 Note for each day of that measurement period was less than 98% of the product of the last reported sale price of NFP’s common stock and the conversion rate on each such day; (2) during any calendar quarter (and only during such quarter) after the calendar quarter ended March 31, 2007, if the last reported sale price of NFP’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (3) upon the occurrence of specified corporate events. The 2007 Notes will be convertible, regardless of the foregoing circumstances, at any time from, and including, December 1, 2011 through the second scheduled trading day immediately preceding the maturity date of the 2007 Notes. Default under the 2006 Credit Facility resulting in its acceleration would, subject to a 30-day grace period, trigger a default under the supplemental indenture governing the 2007 Notes, in which case the trustee under the 2007 Notes or holders of not less than 25% in principal amount of the outstanding 2007 Notes could accelerate the payment of the notes.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2010—(Consolidated)
(Unaudited)

Upon conversion, NFP will pay, at its election, cash or a combination of cash and common stock based on a daily conversion value calculated on a proportionate basis for each trading day of the relevant 20 trading day observation period. The initial conversion rate for the 2007 Notes was 17.9791 shares of common stock per $1,000 principal amount of 2007 Notes, equivalent to a conversion price of approximately $55.62 per share of common stock. The conversion price is subject to adjustment in some events but is not adjusted for accrued interest. As of June 30, 2010 the conversion rate for the 2007 Notes is 18.0679 shares of common stock per $1,000 principal amount of 2007 Notes, equivalent to a conversion price of approximately $55.35 per share of common stock. In addition, if a “fundamental change” (as defined in the First Supplemental Indenture governing the 2007 Notes) occurs prior to the maturity date, NFP will, in some cases and subject to certain limitations, increase the conversion rate for a holder that elects to convert its 2007 Notes in connection with such fundamental change.

Concurrent with the issuance of the 2007 Notes, NFP entered into convertible note hedge and warrant transactions with an affiliate of one of the underwriters for the 2007 Notes. A default under the 2006 Credit Facility would trigger a default under each of the convertible note hedge and warrant transactions, in which case the counterparty could designate early termination under either, or both, of these instruments. The transactions are expected to reduce the potential dilution to NFP’s common stock upon future conversions of the 2007 Notes. Under the convertible note hedge, NFP purchased 230,000 call options for an aggregate premium of $55.9 million. Each call option entitles NFP to repurchase an equivalent number of shares issued upon conversion of the 2007 Notes at the same strike price (initially $55.62 per share), generally subject to the same adjustments. The call options expire on the maturity date of the 2007 Notes. NFP also sold warrants for an aggregate premium of $34.0 million. The warrants expire ratably over a period of 40 scheduled trading days between May 1, 2012 and June 26, 2012, on which dates, if not previously exercised, the warrants will be treated as automatically exercised if they are in the money. The warrants provide for net-share settlement. The net cost of the convertible note hedge and warrants to the Company was $21.9 million. Subsequent to June 30, 2010, and in connection with the expiration of the cash tender offer for the 2007 Notes, the convertible note hedge and warrant transactions were terminated in their entirety for a de minimus amount.

2010 Notes

On June 15, 2010, NFP completed the private placement of $125.0 million aggregate principal amount of the 2010 Notes to several initial purchasers (the "Initial Purchasers") pursuant to an exemption from the registration requirements under the Securities Act of 1933, as amended (the "Securities Act"). The Initial Purchasers subsequently sold the 2010 Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act.

The 2010 Notes are senior unsecured obligations and rank equally with NFP’s existing or future senior debt and senior to any subordinated debt. The 2010 Notes are structurally subordinated to all existing or future liabilities of NFP’s subsidiaries and will be effectively subordinated to existing or future secured indebtedness to the extent of the value of the collateral.  The private placement of the 2010 Notes resulted in proceeds to NFP of $120.3 million, after certain fees and expenses, which was used to pay the net cost of certain convertible note hedge and warrant transactions, as discussed in more detail below, partially fund the purchase the 2007 Notes accepted for purchase in the tender offer, pay related fees and expenses and for general corporate purposes.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2010—(Consolidated)
(Unaudited)

Holders may convert their 2010 Notes at their option on any day prior to the close of business on the scheduled trading day immediately preceding April 15, 2017 only under the following circumstances: (1) during the five business-day period after any five consecutive trading-day period (the “measurement period”) in which the price per 2010 Note for each day of that measurement period was less than 98% of the product of the last reported sale price of NFP’s common stock and the conversion rate on each such day; (2) during any calendar quarter (and only during such quarter) after the calendar quarter ended June 30, 2010, if the last reported sale price of NFP’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 135% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (3) upon the occurrence of specified corporate events. The 2010 Notes will be convertible, regardless of the foregoing circumstances, at any time from, and including, April 15, 2017, through the second scheduled trading day immediately preceding the maturity date of the 2010 Notes. Default under the 2010 Credit Facility resulting in its acceleration would, subject to a 30-day grace period, trigger a default under the indenture governing the 2010 Notes, in which case the trustee under the 2010 Notes or holders of not less than 25% in principal amount of the outstanding 2010 Notes could accelerate the payment of the notes.

Upon conversion, NFP will pay, at its election, cash or a combination of cash and common stock based on a daily conversion value calculated on a proportionate basis for each trading day of the relevant 60 trading day observation period. The initial conversion rate for the 2010 Notes was 77.6714 shares of common stock per $1,000 principal amount of 2010 Notes, equivalent to a conversion price of approximately $12.87 per share of common stock. The conversion price is subject to adjustment in some events but is not adjusted for accrued interest.  In addition, if a “fundamental change” (as defined in the indenture governing the 2010 Notes) occurs prior to the maturity date, NFP will, in some cases and subject to certain limitations, increase the conversion rate for a holder that elects to convert its 2010 Notes in connection with such fundamental change.

Concurrent with the issuance of the 2010 Notes, NFP entered into convertible note hedge and warrant transactions with affiliates of certain of the Initial Purchasers for the 2010 Notes. A default under the 2010 Credit Facility would trigger a default under each of the convertible note hedge and warrant transactions, in which case the counterparty could designate early termination under either, or both, of these instruments. The transactions are expected to reduce the potential dilution to NFP’s common stock upon future conversions of the 2010 Notes. Under the convertible note hedge, NFP purchased 125,000 call options for an aggregate premium of $33.9 million. Each call option entitles NFP to repurchase an equivalent number of shares issued upon conversion of the 2010 Notes at the same strike price (initially $12.87 per share), generally subject to the same adjustments. The call options expire on the maturity date of the 2010 Notes. NFP also sold warrants for an aggregate premium of $21.0 million. The warrants expire ratably over a period of 120 scheduled trading days between September 15, 2017 and March 8, 2018, on which dates, if not previously exercised, the warrants will be treated as automatically exercised if they are in the money. The warrants provide for net-share settlement; but NFP may elect cash settlement subject to certain conditions. The net cost of the convertible note hedge and warrants to NFP was $12.9 million. The economic impact of the convertible note hedge and warrants was to increase the conversion price of the 2010 Notes to approximately $15.77.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2010—(Consolidated)
(Unaudited)

    Note 7 - Stockholders’ Equity

The changes in stockholders’ equity and comprehensive income during the six months ended June 30, 2010 are summarized as follows:

(in thousands)	Par value	Additional paid-in capital	Accumulated (deficit)	Treasury stock	Accumulated other comprehensive income	Total
Balance at December 31, 2009	$4,414	$876,563	$(438,109)	$(102,930)	$99	$340,037
Common stock issued for:
Contingent consideration	—	—	(20,725)	24,824	—	4,099
Common stock repurchased	—	—	—	(2,543)	—	(2,543)
Purchase call of options	—	(33,913)	—	—	—	(33,913)
Sale of warrants	—	21,025	—	—	—	21,025
Equity component of convertible senior notes, net of deferred tax liability	—	23,596	—	—	—	23,596
Equity component of issuance costs	—	(1,323)	—	—	—	(1,323)
Tax benefit from purchase of call options	—	11,694	—	—	—	11,694
Stock issued through Employee Stock Purchase Plan	—	(1)	(2,511)	2,962	—	450
Stock-based awards exercised/lapsed, including tax benefit	84	2,750	—	—	—	2,834
Shares cancelled to pay withholding taxes	—	(1,906)	—	—	—	(1,906)
Amortization of unearned stock-based compensation, net of cancellations	—	5,864	—	—	—	5,864
Dividend Equivalents of stock-based awards	—	1	(68)	—	—	(67)
Other	—	(3,143)	—	—	—	(3,143)
Components of comprehensive income:
Translation adjustments, net of tax effect of $0	—	—	—	—	(27)	(27)
Net income	—	—	19,059	—	—	19,059
Comprehensive income	—	—	—	—	—	19,032
Balance at June 30, 2010	$4,498	$901,207	$(442,354)	$(77,687)	$72	$385,736

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2010—(Consolidated)
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

Stock-based awards issued to the Company’s employees are classified as equity awards.  The Company accounts for equity classified stock-based awards issued to its employees based on the fair value of the award on the date of grant and recorded as an expense as part of compensation expense in the consolidated statements of operations.  The expense is recorded ratably over the service period, which is generally the vesting period.  The offsetting entry is to additional paid in capital in stockholders’ equity.

Stock-based awards issued to the Company’s principals are classified as liability awards, as principals are non-employees. The Company measures the fair value of the stock-based awards granted to its principals at the earlier of the date at which performance is completed or a performance commitment has been reached.  The Company’s stock-based awards to principals do not have disincentives for non-performance other than forfeiture of the award by the principals and therefore the Company measures the fair value of the award when the performance is completed by the principal, which is the completion of the vesting period.  The Company accounts for liability classified stock-based awards issued to its principals as part of management fee expense in the consolidated statements of operations.  Liability classified stock-based compensation is adjusted each reporting period to account for subsequent changes in the fair value of NFP’s common stock.  The offsetting entry is to accrued liabilities.  Prior to June 30, 2010, the Company incorrectly accounted for stock-based awards issued to the Company’s principals as equity-classified awards, and therefore recognized stock-based compensation based on the Company’s stock price on the date of grant.  The impact of the correction was not material to prior period financial statements.  The cumulative impact of the adjustment was recognized in management fee expense during the second quarter of 2010 in an amount of $0.6 million.

Summarized below is the amount of stock-based compensation allocated in the consolidated statement of operations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
(in thousands)
Operating expenses:
Compensation expense	$1,584	$2,098	$3,212	$4,184
Management fees	1,143	402	2,466	803
Total stock-based compensation cost	$2,727	$2,500	$5,678	$4,987

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2010—(Consolidated)
(Unaudited)

 Employee Stock Purchase Plan

Effective January 1, 2007, NFP established an Employee Stock Purchase Plan (“ESPP”). The ESPP is designed to encourage the purchase of common stock by NFP’s employees, further aligning interests of employees and stockholders and providing incentive for current employees. Up to 3,500,000 shares of common stock are currently available for issuance under the ESPP. The ESPP enables all regular and part-time employees who have worked with NFP for at least one year to purchase shares of NFP common stock through payroll deductions of any whole dollar amount of eligible compensation, up to an annual maximum of $10,000. The employees’ purchase price is 85% of the lesser of the market price of the common stock on the first business day or the last business day of the quarterly offering period. The Company recognizes compensation expense related to the compensatory nature of the discount given to employees who participate in the ESPP, which totaled $0.1 million and $0.4 million for the six months ended June 30, 2010 and 2009, respectively.

Summarized ESPP information is as follows:

(in thousands, except per share amounts)	Six Months Ended June 30, 2010
Purchase price per share	$8.30
Shares to be acquired	24,042
Employee contributions	$200
Stock compensation expense recognized	$124

Note 8 – Non-Cash Transactions

The following non-cash transactions occurred during the periods indicated:

	Six Months Ended June 30,
(in thousands)	2010	2009
Net assets acquired (liabilities assumed) in connection with acquisitions	$—	$(54)
Stock issued for contingent consideration and other	4,099	2,359
Stock repurchased, note receivable and satisfaction of an accrued liability in connection with divestitures of acquired firms	(572)	63
Stock repurchased in exchange for satisfaction of a note receivable, due from principal and/or certain entities they own and other assets	(1,971)	256
Excess (reduction in) tax benefit from stock-based awards exercised/lapsed, net	(1,462)	(3,035)
Stock issued through employee stock purchase plan	450	552
Accrued liability for contingent consideration	$1,699	$7,554

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2010—(Consolidated)
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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2010—(Consolidated)
(Unaudited)

Contingent consideration arrangements

The maximum contingent payment which could be payable as purchase consideration based on commitments outstanding as of June 30, 2010 is as follows:

(in thousands)	2010	2011	2012	2013	Thereafter
Maximum contingent payments payable as purchase consideration	$30,396	$80,149	$241	$400	$—

Performance incentives

Management fees include an accrual for certain performance-based incentive amounts payable under NFP’s ongoing incentive plan. As of June 30, 2010, three NFP-owned businesses have elected to continue to participate in the ongoing incentive plan. Incentive amounts were paid in a combination of cash and NFP’s common stock. For businesses remaining within the ongoing incentive plan, the principal is required to take a minimum of 30% (maximum 50%) of the incentive award in common stock. The Company accrues on a current basis for these businesses the additional cash incentive (50% of the stock portion of the award) based upon the principal’s election or the minimum percentage required to be received in NFP stock. As of June 30, 2010, the maximum aggregate additional payment for this cash incentive was approximately $0.1 million. Effective December 31, 2008, NFP has elected to pay all incentive awards under this plan in cash.

For the six months period ended June 30, 2010 and June 30, 2009, the Company recorded ongoing incentive plan expense of ($0.1) million and ($0.4) million respectively, which is included in management fee expense in the consolidated statements of operations. Executive officers do not participate in the ongoing incentive plan, which was funded with the Company’s cash flow.

Incentive Plans

NFP views incentive plans as an essential component in compensating principals and as a way to activate growth across the Company. NFP historically incentivized its principals through the ongoing incentive plan, discussed above which was established for principals who had completed their contingent consideration period. In 2009, NFP adopted three new incentive plans that included both a cash and equity component (two annual cash-based plans and one long-term equity-based plan) for principals and key employees of its businesses.

The Annual Principal Incentive Plan

The Annual Principal Incentive Plan (the “PIP”) is designed to reward annual performance of a business based on the business’s earnings growth. Under the PIP, a cash incentive payment will be made to the extent a business’s earnings exceed its PIP Performance Target (as defined below) for the 12-month performance period ending September 30, 2010. The greater a business’s earnings growth rate exceeds its PIP Performance Target rate for the 12-month performance period, the higher the percentage of the business’s earnings growth the Company will pay the principal under the PIP. The Company has accrued $7.8 million within management fees expense relating to the PIP from October 1, 2009 through June 30, 2010. For the initial 12-month performance period of the PIP, the incentive target (the “PIP Performance Target”) for each business participating in the PIP is generally set at the lower of (a) such business’s earnings for the 12 months ended June 30, 2009 or (b) such business’s incentive target under the ongoing incentive plan as of June 30, 2009. NFP’s Executive Management Committee, in its sole discretion, may adjust any PIP Performance Target as necessary to account for extraordinary circumstances, including, without limitation, sub-acquisitions.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2010—(Consolidated)
(Unaudited)

The Company calculates and includes a PIP accrual in management fees expense for each quarter on a consolidated basis. Each quarter, the Company calculates the amount of a business’s PIP accrual in management fees expense based on the business’s earnings growth rate above its PIP Performance Target rate. The PIP Performance Target is allocated on a straight line basis over the course of the performance period. The Company calculates the business’s PIP accrual amount and earnings growth rate on a cumulative basis. For example, for the quarter ended March 31, 2010, the business’s PIP accrual amount and earnings growth rate will be calculated for the six months from October 1, 2009 (the first day of the initial 12-month performance period for the PIP) to March 31, 2010; for the quarter ended June 30, 2010, for the nine months from October 1, 2009 to June 30, 2010. The amount of management fees expense or benefit the Company will take in a particular quarter for a business’s PIP accrual will depend on the difference between the business’s cumulative PIP accrual for the period ending on the last day of that quarter and the business’s cumulative PIP accrual for the period ending on the last day of the preceding quarter. The amount of PIP accrual taken as management fee expense therefore may vary from quarter to quarter and may be positive or negative.

For example, if a business’s earnings growth rate exceeds its PIP Performance Target at the same level each quarter, the amount of management fee expense the Company will take for the business’s PIP accrual will be the same each quarter during the performance period. In contrast, if a business has weaker earnings growth for a quarter compared with stronger earnings growth in the previous quarter, the business will have a lower level of projected payout than it had in the previous quarter, based on the business’s cumulative performance. Because the PIP is accrued on a cumulative basis, for the weaker quarter, the cumulative accrual will decrease to account for the lower level of projected payout at the end of the performance period and the Company will report a smaller PIP accrual management fees expense (or in some cases the Company will report a PIP accrual management fees benefit) for the business. Conversely, in a stronger quarter, the cumulative accrual will increase sequentially to account for the higher level of projected payout at the end of the performance period and the Company will report a larger PIP accrual in management fees expense for the business.

The PIP is intended to remain in place for successive performance periods following the initial PIP performance period. The PIP incentive hurdle will be set at the beginning of each such performance period. For businesses that have not at this time completed their three year earn-out period, the initial PIP performance period is expected to commence immediately upon the completion of such business’s three year earn-out period, at which time the PIP incentive hurdle will be determined.

Principals likely to receive an incentive payment under the ongoing incentive plan, which was effective as of January 1, 2002, were given the option to continue to participate in the ongoing incentive plan until the end of their current ongoing incentive plan period. As of June 30, 2010, three NFP-owned businesses elected to continue to participate in the ongoing incentive plan. For principals that did not so elect and all other principals, the ongoing incentive plan terminated on September 30, 2009. The ongoing incentive plan pays an increasing proportion of incremental earnings based on growth in earnings above an incentive target based on a three-year measuring period. The ongoing incentive plan rewards growth above the prior period’s average earnings or prior incentive target, whichever is higher. However, once a business reaches earnings in a three-year period equal to or in excess of the cumulative amount of its original target compounded at 35% over three years, the new incentive target is fixed. If the principal does not receive contingent consideration or an incentive payment in a prior period, the incentive target remains unchanged. The bonus is structured to pay the principal 5% to 40% of NFP’s share of incremental earnings from growth. Effective December 31, 2008, NFP has elected to pay all incentive awards under this plan in cash. Executive officers do not participate in the ongoing incentive or PIP plan, both of which were funded with the Company’s cash flow. See also “Operating expenses—Management fees.”

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2010—(Consolidated)
(Unaudited)

The Business Incentive Plan

Under the Business Incentive Plan (the “BIP”), NFP will fund incentive pools based on the achievement of certain growth targets specific to the reportable segments and business lines within those segments for the 12-month performance period ending December 31, 2010. The Company has accrued less than $0.1 million within management fees expense relating to the BIP in the second quarter of 2010. Depending on the Company’s performance, the Company anticipates accruing additional expense for the BIP in 2010.

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

•
The CCG is one of the leading corporate benefits advisors in the middle market, offering independent solutions for health and welfare, retirement planning, executive benefits, and commercial property and casualty insurance. The CCG serves corporate clients by providing advisory and brokerage services related to the planning and administration of benefits plans that take into account the overall business profile and needs of the corporate client.

•
The ICG is a leader in the delivery of independent life insurance, annuities, long term care, and wealth transfer solutions for high net worth individuals.  In evaluating their clients’ near-term and long-term financial goals, the ICG’s advisors serve wealth accumulation, preservation and transfer needs, including estate planning, business succession, charitable giving and financial advisory services.

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
June 30, 2010—(Consolidated)
(Unaudited)

Expenses associated with NFP’s corporate shared services are allocated to NFP’s three reportable segments largely based on performance by segment and on other reasonable assumptions and estimates as it relates to NFP’s corporate shared services support of the reportable segments.

Financial information relating to NFP’s reportable segments is as follows (in millions):

Three Months Ended June 30, 2010	Corporate Client Group	Individual Client Group	Advisor Services Group	Total
Revenue:
Commissions and fees	$89.5	$91.4	$54.0	$234.9

Operating expenses:
Commissions and fees	8.3	20.2	44.9	73.4
Compensation expense	32.3	27.8	3.6	63.7
Non-compensation expense	18.8	16.9	3.2	38.9
Management fees	15.0	17.5	—	32.5
Amortization of intangibles	5.3	2.9	—	8.2
Depreciation	1.5	1.2	0.3	3.0
Impairment of intangible assets	—	—	—	—
Gain on sale of businesses	(6.8)	(0.8)	—	(7.6)
Total operating expenses	74.4	85.7	52.0	212.1
Income from operations	$15.1	$5.7	$2.0	$22.8

Six Months Ended June 30, 2010	Corporate Client Group	Individual Client Group	Advisor Services Group	Total
Revenue:
Commissions and fees	$184.8	$170.1	$105.3	$460.2

Operating expenses:
Commissions and fees	16.3	38.6	86.8	141.7
Compensation expense	65.4	56.1	7.5	129.0
Non-compensation expense	38.4	34.4	6.6	79.4
Management fees	30.2	26.0	—	56.2
Amortization of intangibles	10.6	5.9	—	16.5
Depreciation	3.1	2.2	0.7	6.0
Impairment of intangible assets	1.9	1.0	—	2.9
Gain on sale of businesses	(8.2)	(1.7)	—	(9.9)
Total operating expenses	157.7	162.5	101.6	421.8
Income from operations	$27.1	$7.6	$3.7	$38.4

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2010—(Consolidated)
(Unaudited)

At June 30, 2010	Corporate Client Group	Individual Client Group	Advisor Services Group	Corporate Items and Eliminations	Total
Intangibles, net	$196.4	$157.7	$—	$—	$354.1
Goodwill, net	$37.5	$28.8	$—	$—	$66.3
Total Assets	$404.8	$249.1	$51.9	$230.4	$936.2

Three Months Ended June 30, 2009	Corporate Client group	Individual Client Group	Advisor Services Group	Total
Revenue:
Commissions and fees	$89.8	$92.4	$42.0	$224.2

Operating expenses:
Commissions and fees	8.1	19.4	35.0	62.5
Compensation operating expense	32.3	29.7	4.2	66.2
Non-compensation operating expense	18.4	17.5	1.4	37.3
Management fees	16.0	14.0	—	30.0
Amortization	5.8	3.4	—	9.2
Depreciation	1.7	1.5	0.2	3.4
Loss on impairment of intangible assets	0.1	2.8	—	2.9
Gain on sale of businesses	(0.2)	(1.1)	—	(1.3)
Total operating expenses	82.2	87.2	40.8	210.2
Income from operations	$7.6	$5.2	$1.2	$14.0

	Corporate	Individual	Advisor
Six Months Ended June 30, 2009	Client group	Client Group	Services Group	Total
Revenue:
Commissions and fees	$182.3	$177.5	$81.4	$441.2

Operating Expenses:
Commissions and fees	17.0	38.9	69.0	124.9
Compensation operating expense	66.2	60.0	8.6	134.8
Non-compensation operating expense	36.8	36.6	3.1	76.5
Management fees	28.6	23.9	—	52.5
Amortization	11.7	7.1	—	18.8
Depreciation	3.5	3.0	0.5	7.0
Loss on impairment of intangible assets	354.4	255.8	—	610.2
Loss (gain) on sale of businesses	0.3	(1.0)	—	(0.7)
Total operating expenses	518.5	424.3	81.2	1,024.0
Loss from operations	$(336.2)	$(246.8)	$0.2	$(582.8)

At December 31, 2009	Corporate Client Group	Individual Client Group	Advisor Services Group	Corporate Items and Eliminations	Total
Intangibles, net	$212.5	$167.0	$—	$—	$379.5
Goodwill, net	$34.6	$29.3	$—	$—	$63.9
Total Assets	$419.4	$279.5	$73.2	$97.2	$869.3

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2010—(Consolidated)
(Unaudited)

Note 11 – Subsequent Events

Tender Offer for 2007 Notes

On June 9, 2010, NFP commenced a cash tender offer (the “Tender Offer”) for any and all of the 2007 Notes, on the terms and conditions of the Offer to Purchase dated June 9, 2010 and the accompanying Letter of Transmittal. The Tender Offer expired at 12:00 midnight, New York City time, on July 7, 2010 (the “Expiration Date”). As of the Expiration Date, $229.9 million aggregate principal amount of 2007 Notes were validly tendered and not withdrawn. NFP accepted $229.9 million aggregate principal amount of the tendered 2007 Notes pursuant to the terms of the Tender Offer. The aggregate consideration (including accrued and unpaid interest) for the accepted 2007 Notes of approximately $220.3 million was delivered promptly to The Depository Trust Company for delivery to the tendering holders on a pro rata basis, based on the aggregate principal amount of 2007 Notes validly tendered and not withdrawn in the Tender Offer. After the purchase of the tendered 2007 Notes pursuant to the terms of the Tender Offer, approximately $100,000 aggregate principal amount of the 2007 Notes remains outstanding.  In connection with the expiration of the Tender Offer, the convertible note hedge and warrant transactions entered into concurrently with NFP’s offering of the 2007 Notes were terminated in their entirety for a de minimus amount.  The Company expects to recognize a net gain of approximately $10.0 million related to the Tender Offer.

2010 Credit Facility

On July 8, 2010, NFP entered into the 2010 Credit Facility.   The 2010 Credit Facility is structured as (i) a $100.0 million four-year revolving credit facility that includes a $35.0 million sub-limit for standby letters of credit and a $10.0 million sub-limit for the issuance of swingline loans and (ii) a $125.0 million four-year term loan facility. The term loan facility requires 2.5% quarterly principal amortization payments, beginning on September 30, 2010, with the remaining balance of the term loan facility payable on the maturity date of the 2010 Credit Facility, which is July 8, 2014.

Under the terms of the 2010 Credit Facility, NFP’s leverage ratio will be calculated, commencing with the first fiscal quarter ended September 30, 2010, as follows: as at the last day of any period, the ratio of (a) total debt on such day minus, if a segregated account has been established, the amount of cash on deposit on such day in the account, up to a maximum reduction of an amount not greater than the outstanding aggregate amount of the 2007 Notes to (b) EBITDA (as defined in the 2010 Credit Facility) for such period.

Under the terms of the 2010 Credit Facility, loans will bear interest at either LIBOR or the base rate, at NFP’s election, plus an applicable margin, based on NFP’s leverage ratio, as set forth below:

Leverage Ratio	Applicable Margin for LIBOR Loans	Applicable Margin for Base Rate Loans
Greater than or equal to 2.0 to 1.0	3.25%	2.25%
Less than 2.0 to 1.0 but greater than or equal to 1.5 to 1.0	3.00%	2.00%
Less than 1.5 to 1.0 but greater than or equal to 1.0 to 1.0	2.75%	1.75%
Less than 1.0 to 1.0	2.50%	1.50%

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
June 30, 2010—(Consolidated)
(Unaudited)

Mandatory prepayments of the new term loan facility are required upon the occurrence of certain events, including, without limitation, (i) sales of certain assets, (ii) the sale or issuance of capital stock during the continuance of an event of default under the 2010 Credit Facility and (iii) the incurrence of certain additional indebtedness, subject to certain exceptions and reinvestment rights. Voluntary prepayments are permitted, in whole or in part, in minimum amounts without premium or penalty, other than customary breakage costs.

The 2010 Credit Facility contains representations, warranties and covenants that are customary for similar credit arrangements, including, among other things, covenants relating to (i) financial reporting and notification, (ii) payment of obligations, (iii) compliance with applicable laws and (iv) notification of certain events. Financial covenants will also require NFP to maintain (i) a leverage ratio of no greater than 2.5:1.0, (ii) an interest coverage ratio of no less than 4.0 to 1.0 and (iii) a fixed charge coverage ratio of no less than 2.0 to 1.0. The 2010 Credit Facility contains various customary restrictive covenants, subject to certain exceptions, that prohibit NFP from, among other things, incurring additional indebtedness or guarantees, creating liens or other encumbrances on property or granting negative pledges, entering into merger or similar transactions, selling or transferring certain property, making certain restricted payments, making advances or loans, entering into transactions with affiliates and making payments on conversion of the 2007 Notes or the 2010 Notes under certain circumstances.

The failure to comply with the foregoing covenants will constitute an event of default (subject, in the case of certain covenants, to applicable notice and/or cure periods) under the 2010 Credit Facility. Other events of default under the 2010 Credit Facility include, among other things, (i) the failure to timely pay principal, interest, fees or other amounts due and owing, (ii) a cross-default with respect to certain other indebtedness, (iii) the occurrence of certain bankruptcy or insolvency events, (iv) the inaccuracy of representations or warranties in any material respect, (v) the occurrence of a change of control, or other event constituting a “fundamental change” under the indentures governing the 2007 Notes or the 2010 Notes and (vi) the loss of lien perfection or priority. The occurrence and continuance of an event of default could result in, among other things, the acceleration of all amounts owing under the 2010 Credit Facility and the termination of the lenders’ commitments to make loans under the 2010 Credit Facility. NFP’s obligations under the 2010 Credit Facility are guaranteed by certain of NFP’s existing and future direct and indirect wholly-owned domestic subsidiaries, subject to certain limitations. In addition, NFP’s obligations under the 2010 Credit Facility, subject to certain exceptions, are secured on a first-priority basis by (i) pledges of all the capital stock of certain of NFP’s direct and indirect domestic subsidiaries and up to 65% of the capital stock of certain of NFP’s foreign subsidiaries and (ii) liens on substantially all of the tangible and intangible assets of NFP and the guarantors.

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

NFP was incorporated in Delaware in 1998. NFP’s principal and executive offices are located at 340 Madison Avenue, 20th Floor, New York, New York, 10173 and its telephone number is (212) 301-4000. On NFP’s Web site, www.nfp.com, NFP posts the following filings as soon as reasonably practicable after they are electronically filed or furnished with the Securities and Exchange Commission, or the SEC: NFP’s annual reports on Form 10-K, NFP’s quarterly reports on Form 10-Q, NFP’s current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All such filings on NFP’s Web site are available free of charge. Information on NFP’s Web site does not constitute part of this report.

Executive Overview

NFP and its benefits, insurance and wealth management businesses provide a full range of advisory and brokerage services to the Company’s clients. NFP serves corporate and high net worth individual clients throughout the United States and in Canada, with a focus on the middle market and entrepreneurs.

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

NFP has three reportable segments: the Corporate Client Group (the “CCG”), the Individual Client Group (the “ICG”) and the Advisor Services Group (the “ASG”). The CCG is one of the leading corporate benefits advisors in the middle market, offering independent solutions for health and welfare, retirement planning, executive benefits, and commercial property and casualty insurance. The ICG is a leader in the delivery of independent life insurance, annuities, long term care and wealth transfer solutions for high net worth individuals and includes wholesale life brokerage, retail life and investment advisory services. The ICG also receives commissions from property and casualty insurance brokerage. The ASG, including NFP Securities, Inc. (“NFPSI”), a leading independent broker-dealer and registered investment advisor, serves independent financial advisors whose clients are high net worth individuals and companies by offering broker-dealer and asset management products and services. The ASG attracts financial advisors seeking to provide clients with sophisticated resources and an open choice of products. NFP promotes collaboration among its business lines to provide its clients the advantages of a single coordinated resource to address their corporate and individual benefits, insurance and wealth management planning needs.

NFP enhances its competitive position by offering its clients a broad array of insurance and financial solutions. NFP’s continued investments in marketing, compliance and product support provide its independent advisors with the resources to deliver strong client service. NFP believes its operating structure allows its businesses to effectively and objectively serve clients at the local level while having access to the resources of a national company. NFP’s senior management team is composed of experienced insurance and financial services leaders. The Company’s principals, who manage the day-to-day operations of many of NFP’s subsidiaries, are professionals who are well positioned to understand client needs.

While the challenging economic environment is showing signs of stabilization, there is uncertainty as to the scope of any economic recovery. Additionally, weak economic conditions during the latter part of 2008 largely continued during 2009 and in the second quarter of 2010. Financial market volatility and a distressed economic environment may reduce the demand for the Company’s services or the products the Company distributes and could negatively affect the Company’s results of operations and financial condition.

Key Elements of NFP’s Operating Strategy

NFP’s goal is to provide exceptional client service in order to achieve superior long-term returns for its stockholders. To accomplish this goal, NFP focuses on the following key areas:

•
Align business resources.    NFP has reorganized to improve the allocation of its resources and the quality and scope of the services provided to the Company’s existing and prospective clients. NFP has organized its businesses into three reportable segments: the CCG, the ICG and the ASG. Operating through this structure allows NFP to more efficiently assess the Company’s performance and align resources within reportable segments. As part of NFP’s reorganization, NFP also restructured its incentive plans to further align the compensation among the principals and the Company. See “—Incentive Plans.”

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

•
Acquire high-quality independent businesses.    NFP anticipates continuing sub-acquisitions and may consider acquisitions that provide recurring revenue and/or strategically complement its existing businesses during 2010. NFP believes that opportunities remain for growth through disciplined acquisitions of high quality businesses.

Industry Background

NFP believes that it is well positioned to capitalize on a number of trends in the insurance and financial services industry, including:

•
Activity in employer-sponsored benefits plans. According to the Employee Benefit Research Institute, total spending on employee benefits, excluding retirement benefits, grew from an estimated $494 billion in 2000 to an estimated $770 billion in 2008, accounting for approximately 10% of employers’ total spending on compensation in 2008. Of the $770 billion, approximately 88% was related to health benefits, with the balance spent on other benefits. To augment employer-sponsored plans, many businesses have started to make ancillary benefits products available to their employees, such as individual life, long-term care and disability insurance. NFP believes that these factors will continue to provide the Company with significant growth opportunities. In 2008, a protracted recession occurred and unemployment increased, negatively impacting the results of the CCG in 2008, 2009 and the first quarter of 2010. Additionally, the Patient Protection and Affordable Care Act (“PPACA”) and the Health Care and Education Affordability Reconciliation Act of 2010 (together with PPACA, the “Healthcare Bills”), were signed into law in March 2010. As the economic environment stabilizes, and as the impact of the Healthcare Reform Bills on the CCG is more quantifiable, the Company will seek to further capitalize on opportunities in this market. The CCG accounted for 40.2% of NFP’s revenue for the six months ended June 30, 2010 and 41.3% of NFP’s revenue for the six months ended June 30, 2009.

•
Opportunities in the high net worth market. While many households experienced a decrease in personal wealth in 2008, NFP believes that there are still significant opportunities to service the high net worth market. According to Spectrem Group, the number of households with net worth, excluding primary residence, in excess of $1 million grew 16% in 2009 compared with 2008. Further, the number of households with net worth, excluding primary residence, in excess of $5 million grew 17% in 2009 compared with 2008. Also, according to LIMRA, only 36% of surveyed individuals having investable assets in excess of $2.5 million have any type of financial plans in place. As a result of financial planning, 50% of households buy products or place money with the firms or advisors who prepare their households’ financial plans. The ICG accounted for 37.0% of NFP’s revenue for the six months ended June 30, 2010 and 40.2% of NFP’s revenue for the six months ended June 30, 2009.

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

Reportable Segments

NFP operates in three segments that provide distinct products and services to corporate and high net worth individual clients: the CCG, the ICG and the ASG. The Company’s main source of revenue from its reportable segments is commissions and fees earned from the sale of products and services. Information with respect to all sources of revenue and income (loss) from operations by reportable segment for the three and six months ended June 30, 2010 and June 30, 2009, is as follows (in millions):

	Three Months Ended
	June 30, 2010	June 30, 2009
Revenue
Commissions and fees
Corporate Client Group	$89.5	$89.8
Individual Client Group	91.4	92.4
Advisor Services Group	54.0	42.0
Total	$234.9	$224.2

	June 30, 2010	June 30, 2009
Income from operations
Corporate Client Group	$15.1	$7.6
Individual Client Group	5.7	5.2
Advisor Services Group	2.0	1.2
Total	$22.8	$14.0

	Six Months Ended
	June 30, 2010	June 30, 2009
Revenue
Commissions and fees
Corporate Client Group	$184.8	$182.3
Individual Client Group	170.1	177.5
Advisor Services Group	105.3	81.4
Total	$460.2	$441.2

	June 30, 2010	June 30, 2009
Income (loss) from operations
Corporate Client Group	$27.1	$(336.2)
Individual Client Group	7.6	(246.8)
Advisor Services Group	3.7	0.2
Total	$38.4	$(582.8)

Income from operations increased $621.2 million or 106.6% to $38.4 million for the six month period ended June 30, 2010 from a loss of $(582.8) million for the six months ended June 30, 2009. The increase in income from operations was driven by the significant decline in impairments from $610.2 million in the six months ended June 30, 2009 to $2.9 million for the six months ended June 30, 2010. Excluding the impact of impairments, the Company’s income from operations improved primarily due to increases in revenues at the CCG and ASG and an increase in gain on sale of businesses at the CCG offset by decrease in revenues at the ICG. In addition, compensation expense decreased in each of the three segments, but these declines were offset by increases in non-compensation expenses and management fees. Income from operations in the CCG and ICG also benefited from declines in amortization and depreciation costs. The decline in impairments was driven by the significant impairment taken during the three months ended March 31, 2009 that reflected the incorporation of market data, including NFP’s market value which had remained below net book value for a sustained period through March 31, 2009, the performance of the Company in the economic environment in late 2008 through 2009, and discount rates that were risk adjusted to reflect both company-specific and market-based credit spreads and other relevant market data. Among other significant factors, the market value in the prior year period reflected the stressed macroeconomic environment and its impact on the Company’s sales.

Corporate Client Group

The CCG is one of the leading corporate benefits advisors in the middle market, offering independent solutions for health and welfare, retirement planning, executive benefits, and commercial property and casualty insurance. The CCG serves corporate clients by providing advisory and brokerage services related to the planning and administration of benefits plans that take into account the overall business profile and needs of the corporate client. The CCG accounted for 40.2% of NFP’s revenue for the six months ended June 30, 2010 and 41.3% of NFP’s revenue for the six months ended June 30, 2009. The CCG has organized its operations by region in order to facilitate the sharing of resources and investments among its advisors to address clients’ needs. The CCG operates primarily through its corporate benefits and executive benefits business lines.

The corporate benefits business line accounted for approximately 89.9% of the CCG’s revenue for the six months ended June 30, 2010 and 89.7% of the CCG’s revenue for the six months ended June 30, 2009. Generally, corporate benefits are available to a broad base of employees within an organization and include products and services such as group medical and disability insurance, group life insurance and retirement planning. The corporate benefits business line consists of both retail and wholesale benefits operations. These businesses have access to advanced benchmarking and analysis tools and comprehensive support services which are provided to both NFP-owned businesses and non-owned entities that pay membership fees to NFP Benefits Partners. NFP Benefits Partners is a division of NFP Insurance Services, Inc. (“NFPISI”), a licensed insurance agency and an insurance marketing organization wholly owned by NFP. For more information about NFPISI, see “—Individual Client Group.”

The executive benefits business line accounted for 10.4% of the CCG’s revenue for the six months ended June 30, 2010 and for the six months ended June 30, 2009. Executive benefits products and services provide employers with the ability to establish plans that create or reinstate benefits for highly-compensated employees, typically through non-qualified plans or disability plans. Clients may utilize a corporate-owned life insurance funding strategy to finance future compensation due under these plans. The executive benefits business line consists of NFP-owned businesses and non-owned entities that are members of one of NFP’s marketing and wholesale organizations.

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
•401(k)/403(b) plans
•Bank-owned life insurance (BOLI)
•Corporate-owned life insurance (COLI)
•Directors and officers insurance
•Disability insurance
•Employee assistance programs
•Errors and omissions insurance
•Fiduciary liability
•Flexible spending accounts (FSAs)
•Fully insured health plans
•Health reimbursement arrangements (HRAs)
•Health savings accounts (HSAs)
•High limit disability
•Group dental and vision insurance
•Group life insurance
•Group variable annuity programs
•Multi-life individual disability
•Prescription plans
•Property and casualty insurance (commercial)
•Self-funded health plans including stop
loss coverage
•Voluntary employee benefits
•Wellness/productivity management
•Workers’ compensation plans

•Benchmarking analysis
•Benefits communication
•COBRA administration
•Consolidated billing
•Consulting, administration and funding analysis for:
¡Non-qualified plans for highly-compensated executives
¡Qualified and non-qualified stock option programs
¡Group term carve-out plans
¡Executive disability programs
•Consumer health advocacy
•Enrollment administration
•Executive compensation consulting
•Flexible spending administration
•HIPAA administration
•Human resource consulting
•International employee benefits consulting
•Retirement plan administration and investment analysis

The CCG earns commissions on the sale of insurance policies and fees for the development, implementation and administration of corporate and executive benefits programs. In the corporate benefits business line, commissions and fees are generally paid each year as long as the client continues to use the product and maintains its broker of record relationship with the Company. In some cases, such as for the administration of retirement-focused products like 401(k) plans, fees earned are based on the amount of assets under administration or advisement. Generally, in the executive benefits business line, consulting fees are earned relative to the completion of specific client engagements, administration fees are earned throughout the year on policies, and commissions are earned as a calculated percentage of the premium in the year that the policy is originated and during subsequent renewal years, as applicable.

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

NFP believes that of the Company’s business lines, the corporate benefits business line provides a relatively consistent source of revenue to NFP because recurring revenue is earned each year a policy or service remains in effect. NFP believes that the CCG has a high rate of client retention. NFP estimates that revenue from the executive benefits business line tends to be split between recurring revenue and revenue that is concentrated in the year of sale. Historically, revenue earned by the CCG is weighted towards the fourth quarter.

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

Individual Client Group

The ICG is a leader in the delivery of independent life insurance, annuities, long term care and wealth transfer solutions for high net worth individuals. In evaluating their clients’ near-term and long-term financial goals, the ICG’s advisors serve wealth accumulation, preservation and transfer needs, including estate planning, business succession, charitable giving and financial advisory services. The ICG also receives commissions from property and casualty insurance brokerage. The ICG accounted for 37.0% of NFP’s revenue for the six months ended June 30, 2010 and 40.2% of NFP’s revenue for the six months ended June 30, 2009. The ICG operates through its marketing organization, PartnersFinancial, its wholesale life brokerage businesses, consisting of Highland Capital Brokerage, Inc. and other NFP-owned brokerage general agencies, as well as through its retail life and investment advisory business lines.

The marketing organization and wholesale life brokerage business line accounted for 55.6% of the ICG’s revenue for the six months ended June 30, 2010 and 50.6% of the ICG’s revenue for the six months ended June 30, 2009. Annual fees are paid for membership in PartnersFinancial, a division of NFPISI. PartnersFinancial develops relationships and contracts with selected preferred insurance carriers, earning override commissions when those contracts are used. The ICG is supported by shared service technology investments, product management department, advanced case design team, underwriting advocacy specialists, training and marketing services and other benefits. Highland Capital Brokerage, Inc. has a significant focus on financial institutions, providing point of sale and insurance marketing support. Highland Capital Brokerage, Inc. and the ICG’s other wholesale life brokerage businesses operate through a brokerage general agency model that provides brokers, typically either independent life insurance advisors or institutions, support as needed. The independent life insurance advisors or institutions then distribute life insurance products and services directly to individual clients. The support provided by the wholesale life brokerage businesses may include underwriting, marketing, point of sale, case management, advanced case design, compliance or technical support.

The retail life business line accounted for 29.2% of the ICG’s revenue for the six months ended June 30, 2010 and 36.3% of the ICG’s revenue for the six months ended June 30, 2009. The retail life business line provides individual clients with life insurance products and services and consists of NFP-owned businesses.

The ICG’s investment advisory business line accounted for 16.4% of the ICG’s revenue for the six months ended June 30, 2010 and 14.5% of the ICG’s revenue for the six months ended June 30, 2009. The ICG’s investment advisory business line provides retail financial services to individual clients. This business line consists of NFP-owned businesses.

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
•Fixed and variable annuities
•Individual whole, universal and variable
life insurance
•Long term care insurance
•Managed accounts
•Mutual funds
•Private placement variable life insurance
•Property and casualty insurance (individual)
•Stocks and bonds
•Survivorship whole, universal and variable life insurance
•Term life insurance

•Alternative investment strategies
•Asset allocation
•Asset management
•Case design
•Charitable giving planning
•Closely-held business planning
•Estate planning
•Financial planning
•Investment consulting
•Life settlements/variable life settlements
•Retirement distribution
•Underwriting advocacy
•Wealth accumulation planning

Commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. In the marketing organization and wholesale life brokerage business line, the ICG generally receives commissions paid by the insurance carrier for facilitating the placement of life insurance, annuities and long term care.  Wholesale life brokerage revenue also includes amounts received by NFP’s life brokerage entities, including its life settlements brokerage entities, which assist advisors with the placement and sale of life insurance. In the retail life business line, commissions are generally calculated as a percentage of premiums, generally paid in the first year. The ICG receives renewal commissions for a period following the first year. The ICG’s investment advisory business line earns fees for offering financial advisory and related services. These fees are generally based on a percentage of assets under management and are paid quarterly. In addition, the ICG may earn commissions related to the sale of securities and certain investment-related insurance products. Finally, the ICG may receive commissions from personal lines property and casualty insurance brokerage.

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

Advisor Services Group

The ASG serves independent financial advisors whose clients are high net worth individuals and companies by offering broker-dealer and asset management products and services through NFPSI, NFP’s registered investment advisor and independent broker-dealer. The ASG attracts financial advisors seeking to provide clients with sophisticated resources and an open choice of products. The ASG accounted for 22.8% of NFP’s revenue for the six months ended June 30, 2010 and for 18.5% of NFP’s revenue for the six months ended June 30, 2009.

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
•Alternative investments
•Group variable annuities
•Hedge funds
•Investment strategist
•Mutual funds
•Mutual fund wrap
•Options
•Separate account management
•Stocks and bonds
•Variable annuities
•Variable life

•Alternative investment strategies
•Asset allocation design
•Cash management
•Compliance support and services
•Financial planning
•Investment advisory platforms
•Investment product and manager due diligence
•Investment proposal generation
•Managed account offerings
•Portfolio management tools
•Quarterly performance reporting
•Stocks, bonds and securities trading

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

In addition to providing an opportunity for increased revenue, sub-acquisitions allow the Company to invest in an established business that has a strong management team and is actively seeking to expand by scaling its infrastructure to support new clients. With a known manager in place, sub-acquisitions generally represent an investment with less risk for the Company. The consideration for a sub-acquisition is typically paid in a mix of up front and contingent cash payments. Since NFP’s formation and through June 30, 2010, NFP has completed 46 sub-acquisitions.

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

Additional contingent consideration may be paid to the principals upon the satisfaction of certain compounded growth rate thresholds over the three-year period generally following the closing of the acquisition, or over a shorter, negotiated period. NFP has incorporated contingent consideration, or earn-out, provisions into the structure of acquisitions since the beginning of 2001. The earn-out paid is a certain multiple times the original acquired base earnings. Multiples have historically been as low as 0.5 times base earnings to as high as 5.0 times base earnings and are linked to the achievement of certain growth thresholds of Target EBITDA over the earn-out period. The earn-out is typically payable in cash and NFP common stock in proportions that vary among acquisitions. As of June 30, 2010, 9 acquisitions are within their initial three-year contingent consideration measurement period.

For acquisitions that were completed prior to the adoption on January 1, 2009 of accounting guidance related to business combinations, future payments made under these arrangements will be recorded as an adjustment to purchase price when the contingencies are settled. For acquisitions completed after January 1, 2009, in accordance with GAAP, contingent consideration amounts were recorded at fair value at the acquisition date and were included on that basis in the purchase price consideration at the time of the acquisition with subsequent adjustments recorded in the statement of operations.

In the course of NFP’s operating history, certain businesses have required a change in the economic relationship between NFP and the principals. As of June 30, 2010 and since NFP’s inception, NFP has restructured 61 transactions. These restructures generally result in either temporary or permanent reductions in base and target earnings and/or changes in the ratio of base to target earnings and the principals paying cash, surrendering NFP common stock, issuing notes or other concessions by principals. NFP may restructure transactions in the future as the need arises.

At times, NFP may dispose of businesses, certain divisions within a business or assets for one or more of the following reasons: non-performance, changes resulting in businesses no longer being part of the Company’s core business, change in competitive environment, regulatory changes, the cultural incompatibility of a specific management team with the Company, change of business interests of a principal or other issues personal to a principal. In certain instances, NFP may sell the businesses back to the principal or principals. Principals generally buy back businesses by surrendering all of their NFP common stock and paying cash and/or issuing NFP a note. Through June 30, 2010 and since NFP’s inception, NFP has disposed of 76 businesses. Of these 76 dispositions, 12 were effective for the six month period ended June 30, 2010. NFP may dispose of businesses in the future as it deems appropriate.

Incentive Plans

NFP views incentive plans as an essential component in compensating principals and as a way to activate growth across the Company. NFP historically incentivized its principals through the ongoing incentive plan, which was established for principals who had completed their contingent consideration period. In 2009, NFP adopted three new incentive plans that included both a cash and equity component (two annual cash-based plans and one long-term equity-based plan) for principals and key employees of its businesses.

The Annual Principal Incentive Plan

The Annual Principal Incentive Plan (the “PIP”) is designed to reward annual performance of a business based on the business’s earnings growth. Under the PIP, a cash incentive payment will be made to the extent a business’s earnings exceed its PIP Performance Target (as defined below) for the 12-month performance period ending September 30, 2010. The greater a business’s earnings growth rate exceeds its PIP Performance Target rate for the 12-month performance period, the higher the percentage of the business’s earnings growth the Company will pay the principal under the PIP. The Company has accrued $7.8 million within management fees expense relating to the PIP from October 1, 2009 through June 30, 2010. For the initial 12-month performance period of the PIP, the incentive target (the “PIP Performance Target”) for each business participating in the PIP is generally set at the lower of (a) such business’s earnings for the 12 months ended June 30, 2009 or (b) such business’s incentive target under the ongoing incentive plan as of June 30, 2009. NFP’s Executive Management Committee, in its sole discretion, may adjust any PIP Performance Target as necessary to account for extraordinary circumstances, including, without limitation, sub-acquisitions.

NFP calculates and includes a PIP accrual in management fees expense for each quarter on a consolidated basis. Each quarter, NFP calculates the amount of a business’s PIP accrual in management fees expense based on the business’s earnings growth rate above its PIP Performance Target rate. The PIP Performance Target is allocated on a straight line basis over the course of the performance period. NFP calculates the business’s PIP accrual amount and earnings growth rate on a cumulative basis. For example, for the quarter ended March 31, 2010, the business’s PIP accrual amount and earnings growth rate will be calculated for the six months from October 1, 2009 (the first day of the initial12-month performance period for the PIP) to March 31, 2010; for the quarter ended June 30, 2010, for the nine months from October 1, 2009 to June 30, 2010. The amount of management fees expense or benefit the Company will take in a particular quarter for a business’s PIP accrual will depend on the difference between the business’s cumulative PIP accrual for the period ending on the last day of that quarter and the business’s cumulative PIP accrual for the period ending on the last day of the preceding quarter. The amount of PIP accrual taken as management fee expense therefore may vary from quarter to quarter and may be positive or negative.

For example, if a business’s earnings growth rate exceeds its PIP Performance Target at the same level each quarter, the amount of management fee expense the Company will take for the business’s PIP accrual will be the same each quarter during the performance period. In contrast, if a business has weaker earnings growth for a quarter compared with stronger earnings growth in the previous quarter, the business will have a lower level of projected payout than it had in the previous quarter, based on the business’s cumulative performance. Because the PIP is accrued on a cumulative basis, for the weaker quarter, the cumulative accrual will decrease to account for the lower level of projected payout at the end of the performance period and the Company will report a smaller PIP accrual management fees expense (or in some cases the Company will report a PIP accrual management fees benefit) for the business. Conversely, in a stronger quarter, the cumulative accrual will increase sequentially to account for the higher level of projected payout at the end of the performance period and the Company will report a larger PIP accrual in management fees expense for the business.

The PIP is intended to remain in place for successive performance periods following the initial PIP performance period. The PIP incentive hurdle will be set at the beginning of each such performance period. For businesses that have not at this time completed their three year earn-out period, the initial PIP performance period is expected to commence immediately upon the completion of such business’s three year earn-out period, at which time the PIP incentive hurdle will be determined.

Principals likely to receive an incentive payment under the ongoing incentive plan, which was effective as of January 1, 2002, were given the option to continue to participate in the ongoing incentive plan until the end of their current ongoing incentive plan period. As of June 30, 2010, three NFP-owned businesses elected to continue to participate in the ongoing incentive plan. For principals that did not so elect and all other principals, the ongoing incentive plan terminated on September 30, 2009. The ongoing incentive plan pays an increasing proportion of incremental earnings based on growth in earnings above an incentive target based on a three-year measuring period. The ongoing incentive plan rewards growth above the prior period’s average earnings or prior incentive target, whichever is higher. However, once a business reaches earnings in a three-year period equal to or in excess of the cumulative amount of its original target compounded at 35% over three years, the new incentive target is fixed. If the principal does not receive contingent consideration or an incentive payment in a prior period, the incentive target remains unchanged. The bonus is structured to pay the principal 5% to 40% of NFP’s share of incremental earnings from growth. Effective December 31, 2008, NFP has elected to pay all incentive awards under this plan in cash. Executive officers do not participate in the ongoing incentive or PIP plan, both of which were funded with the Company’s cash flow. See also “Operating expenses—Management fees.”

The Business Incentive Plan

Under the Business Incentive Plan (the “BIP”), NFP will fund incentive pools based on the achievement of certain growth targets specific to the reportable segments and business lines within those segments for the 12-month performance period ending December 31, 2010. The Company has accrued less than $0.1 million within management fees expense relating to the BIP for the six months ended June 30, 2010. Depending on the Company’s performance, the Company anticipates accruing additional expense for the BIP in 2010.

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

Business Operations and Shared Services

NFP provides common, cost-efficient services to its businesses to support back office and administrative functions. Additionally, NFP has organized its CCG operations by region in order to facilitate the sharing of resources and investments among its advisors to address clients’ needs.

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

Corporate Headquarters

NFP and certain of its businesses lease 3 floors representing 99,485 square feet of space at 340 Madison Avenue under a lease that expires on August 31, 2023. During November 2009, NFP entered into a sublease for one of NFP’s three floors under lease.

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

In 2010, a federal healthcare reform bill was passed. The Company cannot predict the effect of any healthcare initiatives on the Company, particularly on the Company’s benefits businesses. Such reforms could increase competition, reduce the need for health insurance brokerage services or result in a reduction in the amount of commissions received, any of which could harm the Company’s business, operating results and financial condition. Consequently, the impact of healthcare reform on the Company is uncertain.

Subsequent to June 30, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was signed into law.  Although few provisions of the Dodd-Frank Act became effective immediately upon signing, and many of its provisions require the adoption of rules to implement, the Dodd-Frank Act is anticipated to have far-reaching implications on the financial services industry generally and may have an impact on the Company’s operations specifically.  For instance, the Dodd-Frank Act established a Federal Insurance Office in the U.S. Treasury Department to monitor aspects of the insurance industry, subject to some exceptions.  At this time, it is not possible to predict with certainty what impact the Dodd-Frank Act or any other such legislation or changes could have on the Company’s business, financial condition or results of operations.

Employees

As of June 30, 2010, the Company had approximately 2,600 employees. NFP believes that its relations with the Company’s employees are generally satisfactory. None of the Company’s employees is represented by a union.

Overview of the Six Months Ended June 30, 2010

During the six months ended June 30, 2010, revenue increased $19.1 million, or 4.3%, to $460.2 million from $441.2 million during the six months ended June 30, 2009. The revenue increase of $19.1 million was driven by the revenue increases within the ASG and CCG of $23.9 million and $2.5 million, respectively, and offset by a revenue decrease of $7.4 million within the ICG. Net income of approximately $19.1 million for the six months ended June 30, 2010, increased by $524.9 million from a net loss of $505.8 million during the six months ended June 30, 2009. The Company’s net income increased substantially primarily due to the decline in impairments from $610.2 million in the six months ended June 30, 2009 to $2.9 million for the six months ended June 30, 2010. The decline in impairments was driven by the significant impairment taken for the six months ended June 30, 2009 that reflected the incorporation of market data, including NFP’s market value which had remained below net book value for a sustained period in the first quarter of 2009, the performance of the Company in the economic environment in the prior year period, and discount rates that were risk adjusted to reflect both company-specific and market-based credit spreads and other relevant market data. Among other significant factors, the market value in the prior year period reflected the stressed macroeconomic environment and its impact on the Company’s sales. In the second quarter of 2010, excluding the after-tax impact of impairments, the Company’s net income improved, notwithstanding the second quarter of 2009’s $5.5 million gain from key person life insurance proceeds.  This improvement in second quarter 2010 net income was due to increases in revenue at the CCG and ASG, an increase in gain on sale of businesses at the CCG, offset by a decline in revenue at the ICG.  In the second quarter of 2010, excluding the impact of impairments, the Company’s income from operations improved due to increases in revenue at the CCG and ASG, an increase in gain on sale of businesses at the CCG, offset by a decline in revenue at the ICG. In addition, compensation expense decreased in each of the three segments, but these declines were more than offset by increases in non-compensation expenses and management fees.  Net income also benefited from declines in amortization and depreciation costs in the CCG and ICG.

The Company earns revenue that consists primarily of commissions and fees earned from the sale of financial products and services to their clients. The Company also incurs commissions and fees expense and compensation and non-compensation expense in the course of earning revenue. NFP pays management fees to non-employee principals and/or certain entities they own based on the financial performance of each respective business. The Company refers to revenue earned by the Company’s businesses less the direct expenses of its businesses and allocated shared expenses associated with shared corporate resources as income (loss) from operations. Income (loss) from operations increased $621.2 million or 106.6% to $38.4 million for the six months ended June 30, 2010 from a loss from operations of $(582.8) million in the six months ended June 30, 2009. Excluding the impact of impairments, the Company’s income from operations improved due to increases in revenue at the CCG and ASG, an increase in gain on sale of businesses at the CCG, offset by a decline in revenue at the ICG. Commission expenses remained stable in the CCG and ICG, and the increases in commission payouts at the ASG were commensurate with the increase in revenue.  In addition, compensation expense decreased in each of the three segments, but these declines were more than offset by increases in non-compensation expenses and management fees.  Net income also benefited from declines in amortization and depreciation costs in the CCG and ICG.

The Company’s revenue consists of commissions and fees. The Company’s operating expenses include commissions and fees, compensation and non-compensation expense, management fees, amortization, depreciation, impairment of intangible assets and (gain) loss on sale of businesses. Compensation expense declined from $134.8 million for the six months ended June 30, 2009 to $129.0 million for the six months ended June 30, 2010. Compensation expense as a percentage of revenue declined from 30.6% for the six months ended June 30, 2009 to 28.0% for the six months ended June 30, 2010. Non-compensation expense increased from $76.5 million for the six months ended June 30, 2009 to $79.4 million for the six months ended June 30, 2010. Non-compensation expense as a percentage of revenue remained at 17.3% for the six months ended June 30, 2009 and for the six months ended June 30, 2010.

Many factors affect the Company’s revenue and profitability, including economic and market conditions, legislative and regulatory developments and competition. Because many of these factors are unpredictable and generally beyond the Company’s control, the Company’s revenue and earnings will fluctuate from year to year and quarter to quarter.

While the challenging economic environment is showing signs of stabilization, there is uncertainty as to the scope of any economic recovery. Additionally, weak economic conditions during the latter part of 2008 largely continued during 2009 and through the second quarter of 2010. Financial market volatility and a distressed economic environment may reduce the demand for the Company’s services or the products the Company distributes and could negatively affect the Company’s results of operations and financial condition.

Revenue

The Company’s reportable segments generate revenue primarily from the following sources:

•
Corporate Client Group. The CCG earns commissions on the sale of insurance policies and fees for the development, implementation and administration of corporate and executive benefits programs. In the corporate benefits business line, commissions and fees are generally paid each year as long as the client continues to use the product and maintains its broker of record relationship with the Company. In some cases, such as for the administration of retirement-focused products like 401(k) plans, fees earned are based on the amount of assets under administration or advisement. Generally, in the executive benefits business line, consulting fees are earned relative to the completion of specific client engagements, administration fees are earned throughout the year on policies, and commissions are earned as a calculated percentage of the premium in the year that the policy is originated and during subsequent renewal years, as applicable. The CCG also offers property and casualty insurance brokerage and advisory services for which it earns commissions and fees. NFP believes that these services complement the corporate and executive benefits services provided to the Company’s clients.

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

Operating expenses

Commissions and fees. Commissions and fees are typically paid to third-party producers, who are producers that are affiliated with the Company’s businesses. Commissions and fees are also paid to producers who utilize the services of one or more of NFP’s life brokerage entities, including the Company’s life settlements brokerage entities. Additionally, commissions and fees are paid to producers who provide referrals and specific product expertise. When earnings are generated solely by a principal, no commission expense is incurred because principals are only paid from a share of the cash flow of the business through management fees. However, when income is generated by a third-party producer, the producer is generally paid a portion of the commission income, which is reflected as commission expense. Rather than collecting the full commission and remitting a portion to a third-party producer, a business may include the third-party producer on the policy application submitted to a carrier. The carrier will, in these instances, directly pay each named producer their respective share of the commissions and fees earned. When this occurs the business will record only the commissions and fees it receives directly as revenue and have no commission expense. As a result, the business will have lower revenue and commission expense and a higher income from operations as a percentage of revenue. Dollars generated from income from operations will be the same. The transactions in which a business is listed as the sole producer and pays commissions to a third-party producer, compared with transactions in which the carrier pays each producer directly, will cause NFP’s income from operations as a percentage of revenue to fluctuate without affecting income from operations. In addition, within the ASG, NFPSI pays commissions to the Company’s affiliated third-party distributors who transact business through NFPSI.

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

The Company accounts for stock-based awards to principals as part of management fee expense in the consolidated statements of operations.  Effective June 30, 2010, NFP accounts for stock-based awards granted to principals as liability awards.  Liability classified stock-based compensation is adjusted each reporting period to account for subsequent changes in the fair value of NFP’s common stock.  Prior to June 30, 2010, NFP incorrectly accounted for stock-based awards issued to principals as equity-classified awards, and therefore recognized stock-based compensation based on NFP’s common stock on the date of grant.  The impact of the correction was not material to the prior period financial statements.

As of June 30, 2010, three NFP-owned businesses have elected to continue to participate in the ongoing incentive plan. For businesses electing to continue to participate in the ongoing incentive plan, in addition to the incentive award, NFP pays an additional cash incentive equal to 50% of the incentive award elected to be received in NFP common stock. This election is made subsequent to the completion of the incentive period. For businesses that began their incentive period prior to January 1, 2005, the principal could elect from 0% to 100% to be paid in NFP’s common stock. No accrual is made for these additional cash incentives until the incentive award is earned and the related election is made. For businesses remaining within the ongoing incentive plan, the principal is required to take a minimum of 30% (maximum of 50%) of the incentive award in NFP common stock. The Company accrues on a current basis for these businesses the additional cash incentive (50% of the stock portion of the award based upon the principal’s election) on the minimum percentage required to be received in company stock. Effective December 31, 2008, NFP has elected to pay all incentives under this plan in cash.

 Management fees are reduced by amounts paid by the principals and/or certain entities they own under the terms of the management contract for capital expenditures, including sub-acquisitions, in excess of $50,000. These amounts may be paid in full or over a mutually agreeable period of time and are recorded as a “deferred reduction in management fees.” Amounts recorded in deferred reduction in management fees are amortized as a reduction in management fee expense generally over the useful life of the asset. The ratio of management fees to adjusted income before management fees (defined below) is dependent on the percentage of total earnings acquired by the Company, the performance of the Company’s businesses relative to base earnings and target earnings, the growth of earnings of the Company’s businesses in the periods after their first three years following acquisition and the ASG’s impact on income from operations and a small number of businesses without a principal, to whom which no management fees are paid. Due to NFP’s priority earnings position, if earnings are below target earnings in a given year, NFP’s share of total earnings would be higher for that year for that business. If a business produces earnings at or above target earnings, NFP’s share of total earnings would be equal to the percentage of the earnings acquired by NFP in the initial transaction, less any percentage due to additional management fees earned under the ongoing incentive plan, PIP or BIP. The Company records share-based payments related to principals as management fees.

The table below summarizes the results of operations of NFP’s reportable segments for the periods presented and uses the following non-GAAP measures: (i) income before management fees, (ii) adjusted income before management fees and (iii) management fees as a percentage of adjusted income before management fees.

The Company defines income before management fees as income from operations excluding management fees, amortization, depreciation, impairment of intangible assets and the gain or loss on the sale of businesses. Income before management fees is a metric management utilizes in its evaluation of the profitability of an NFP-owned business, before principals receive participation in the earnings.

The Company defines adjusted income before management fees as income before management fees excluding corporate income before management fees. The CCG and ICG’s corporate income before management fees includes revenue and expense allocations from the Company’s corporate shared services that have been allocated to the CCG and ICG. Since the ASG is primarily comprised of NFPSI, NFP’s registered broker-dealer and investment advisor, an entity for which no management fees are paid and no earnings are shared with principals, all revenue and expenses from the ASG are considered a component of corporate income before management fees. The Company does not use these non-GAAP measures to evaluate entities for which no management fees are paid, such as NFPSI. Whether or not a principal participates in the earnings of a business is dependent on the specific characteristics and performance of that business.

Management fees as a percentage of adjusted income before management fees represents the percentage of earnings that is not retained by the Company as profit, but is paid out to principals. Management fees as a percentage of adjusted income before management fees may generally be lower for the CCG as compared to the ICG since in recent years the Company has focused on acquiring larger businesses with a higher level of recurring revenue, such as benefits businesses in the CCG, and retaining a larger preferred position in the earnings of these businesses.

	Corporate Client Group Three Months Ended June 30,		Individual Client Group Three Months Ended June 30,		Advisor Services Group Three Months Ended June 30,		Total Three Months Ended June 30,
	2010	2009	2010	2009	2010	2009	2010	2009
Income from Operations	$15,116	$7,653	$5,712	$5,121	$1,950	$1,248	$22,778	$14,022
Management fees	15,045	16,019	17,489	13,935	—	—	32,534	29,954
Amortization of intangibles	5,253	5,760	2,953	3,416	—	—	8,206	9,176
Depreciation	1,516	1,688	1,155	1,561	334	236	3,005	3,485
Impairment of intangible assets	—	110	—	2,785	—	—	—	2,895
(Gain) on sale of businesses	(6,841)	(244)	(849)	(1,035)	—	—	(7,690)	(1,279)
Income before management fees	$30,089	$30,986	$26,460	$25,783	$2,284	$1,484	$58,833	$58,253
Corporate income before management fees	(6,447)	(6,431)	(3,926)	(2,382)	2,284	1,484	(8,089)	(7,329)
Adjusted income before management fees	$36,536	$37,417	$30,386	$28,165	$—	$—	$66,922	$65,582

Management fees	15,045	16,019	17,489	13,935	—	—	32,534	29,954
Management fees as a percentage of adjusted income before management fees	41.2%	42.8%	57.6%	49.5%	0.0%	0.0%	48.6%	45.7%

	Corporate Client Group Six Months Ended June 30,		Individual Client Group Six Months Ended, June 30,		Advisor Services Group Six Months Ended June 30,		Total Six Months Ended June 30,
	2010	2009	2010	2009	2010	2009	2010	2009
Income (loss) from Operations	$27,065	$(336,162)	$7,638	$(246,798)	$3,661	$144	$38,364	$(582,816)
Management fees	30,171	28,591	26,013	23,870	—	—	56,184	52,461
Amortization of intangibles	10,601	11,666	5,943	7,104	—	—	16,544	18,770
Depreciation	3,075	3,494	2,280	3,031	656	499	6,011	7,024
Impairment of intangible assets	1,931	354,408	970	255,824	—	—	2,901	610,232
(Gain) loss on sale of businesses	(8,162)	336	(1,759)	(998)	—	—	(9,921)	(662)
Income before management fees	$64,681	$62,333	$41,085	$42,033	$4,317	$643	$110,083	$105,009
Corporate income before management fees	(12,988)	(14,233)	(8,300)	(4,184)	4,317	643	(16,971)	(17,774)
Adjusted income before management fees	$77,669	$76,566	$49,385	$46,217	$—	$—	$127,054	$122,783

Management fees	30,171	28,591	26,013	23,870	—	—	56,184	52,461
Management fees as a percentage of adjusted income before management fees	38.8%	37.3%	52.7%	51.6%	0.0%	0.0%	44.2%	42.7%

The Company uses adjusted income before management fees and management fees as a percentage of adjusted income before management fees to evaluate how much of the reportable segment’s margin and margin growth is being shared with principals. This management fee percentage is a variable, not a fixed, ratio. Management fees as a percentage of adjusted income before management fees will fluctuate based upon the aggregate mix of earnings performance by individual businesses. It is based on the percentage of the Company’s earnings that are acquired at the time of acquisition (as may be adjusted for restructures), the performance relative to NFP’s preferred position in the earnings and the growth of the individual businesses and in the aggregate. Management fees may be higher during periods of strong growth due to the increase in incentive accruals. Higher firm earnings will generally be accompanied by higher incentive accruals. Where business earnings decrease, management fees and management fees as a percentage of adjusted income before management fees may be lower as business’s earnings fall below target and incentive accruals are either reduced are eliminated. In addition, because management fees earned are based on a business’s cumulative performance through the year, to the extent that a business’s performance improves through the year, whether by revenue growth or expense reductions, the management fee as a percentage of adjusted income before management fees may likewise increase through the year. For example, if a business has base earnings and target earnings of $1.0 million and $2.0 million, respectively, and if the business’ cumulative earnings are $0.7 million for the first nine months of the year, no management fee would be earned because the cumulative earnings were below the pro rata base earnings for the three quarters of $0.75 million and the management fee percentage would be zero. In the remaining fourth quarter, if the business was able to achieve cumulative earnings of $2.0 million, the management fee earned would be $1.0 million and the management fee percentage would be equal to approximately 77% for the quarter. Further, since NFP retains a cumulative preferred interest in base earnings, the relative percentage of management fees generally decreases as firm earnings decline. For businesses that do not achieve base earnings, principals typically earn no management fee. Thus, a principal generally earns more management fees only when business earnings grow and, conversely, principals earn less when business earnings decline. This structure provides the Company with protection against earnings shortfalls through reduced management fee expense; in this manner the interests of the principals and shareholders remain aligned.

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

The amounts that have been accrued relating to the incentive plans have been largely recorded through management fee expense. A portion of the EIP was expensed within compensation expense relating to business activities relating to equity awards granted to certain individual business employees at the discretion of principals and other awards.

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

Results of Operations

In the discussion that follows, NFP provides the following ratios with respect to its operating results: (i) commission expense ratio, (ii) compensation expense ratio and (iii) non-compensation expense ratio. The commission expense ratio is derived by dividing commissions and fee expense by total revenue. The compensation expense ratio is derived by dividing compensation expense by total revenue. The non-compensation expense ratio is derived by dividing non-compensation expense by total revenue. Included within the CCG’s revenue are amounts required to eliminate intercompany revenue recorded between the Company’s corporate benefits and executive benefits business lines. Included within the ICG revenue are amounts required to be recorded to eliminate intercompany revenue recorded between the Company’s marketing organization and wholesale life brokerage, retail life and investment advisory business lines.

In addition to its evaluation of its reportable segments’ performance, the Company also evaluates the profit it shares with the principals on a reportable segment basis. In order to monitor this it uses the following non-GAAP measures: income before management fees, adjusted income before management fees and management fees as a percentage of adjusted income before management fees. For a reconciliation of these non-GAAP measures to their GAAP counterparts, see “—Overview of the Six Months Ended June 30, 2010—Operating expenses—Management fees”

Three months ended June 30, 2010 compared with three months ended June 30, 2009

Corporate Client Group

The CCG accounted for 38.1% of NFP’s revenue for the three months ended June 30, 2010. The CCG is one of the leading corporate benefits advisors in the middle market, offering independent solutions for health and welfare, retirement planning, executive benefits, and property and casualty insurance. The CCG serves corporate clients by providing advisory and brokerage services related to the planning and administration of benefits plans that take into account the overall business profile and needs of the client. The CCG operates primarily through its corporate benefits and its executive benefits business lines.

The financial information below relates to the CCG segment for the periods presented (in millions):

	Three Months Ended June 30,
	2010	2009	$ Change	% Change
Revenue:
Commissions and fees	$89.5	$89.8	$(0.3)	(0.3%)

Operating expenses:
Commissions and fees	8.3	8.1	0.2	2.5
Compensation Expense	32.3	32.3	—	—
Non-compensation operating expense	18.8	18.4	0.4	2.2
Management fees	15.0	16.0	(1.0)	(6.3)
Amortization	5.3	5.8	(0.5)	(8.6)
Depreciation	1.5	1.7	(0.2)	(11.8)
Loss on impairment of intangible assets	—	0.1	(0.1)	(100.0)
Gain on sale of businesses	(6.8)	(0.2)	(6.6)	NM
Total operating expenses	74.4	82.2	(7.8)	(9.5)
Income from operations	$15.1	$7.6	$7.5	98.7%

Commission expense ratio	9.3%	9.0%
Compensation expense ratio	36.1%	36.0%
Non-compensation operating expense ratio	21.0%	20.5%
Management fees as a percentage of revenue	16.8%	17.8%

NM	indicates the metric is not meaningful

Summary

Income from operations. Income from operations increased $7.5 million to $15.1 million in the three months ended June 30, 2010 compared with income from operations of $7.6 million for the three months ended June 30, 2009. The increase in income from operations was due to the substantial increase in gain on sale of businesses.  Excluding the impact of sale of businesses, income from operations increased due to decreases in management fees, amortization, and depreciation expense, offset by a decrease in revenue and increases in commissions and fees and non-compensation operating expense.  Dispositions were a significant driver in fluctuations this quarter within the CCG’s corporate benefits business line as disposed firms contributed a decline of $3.5 million in revenue, $0.3 million in commissions and fees, $1.3 million in compensation expense, and $0.7 million in non-compensation operating expense.

Revenue

Commissions and fees. Commissions and fees decreased $0.3 million, or 0.3%, to $89.5 million in the three months ended June 30, 2010 compared with $89.8 million for the three months ended June 30, 2009. Disposed firms contributed a decline of $3.5 million in revenue.  Existing firms within the CCG saw an increase in revenues driven by new business and new product sales, strength in certain specialty benefits, along with medical inflation.

Operating expenses

Commissions and fees. Commissions and fees expense increased $0.2 million, or 2.5%, to $8.3 million in the three months ended June 30, 2010 compared with $8.1 million in the same period last year. The commission expense ratio was 9.3% in the three months ended June 30, 2010 compared with 9.0% in the same period last year. Disposed firms contributed a decline of $0.3 million in commissions and fees.  Existing firms saw an increase in commissions and fees driven by new business and new product sales.

Compensation expense. Compensation expense was $32.3 million for the three months ended June 30, 2010 and June 30, 2009. The compensation expense ratio was 36.1% for the three months ended June 30, 2010 compared with 36.0% in the same period last year. Compensation expense remained flat in both the corporate and executive benefits businesses as increases in headcount offset a decline of $1.3 million relating to dispositions.

Non-compensation expense. Non-compensation expense increased $0.4 million, or 2.2%, to $18.8 million in the three months ended June 30, 2010 compared with $18.4 million in the same period last year. The non-compensation expense ratio was 21.0% for the three months ended June 30, 2010 compared with 20.5% in the same period last year. Non-compensation expense increased primarily due to increases in occupancy costs and professional fees offset by a decline of $0.7 million from dispositions.

Management fees. Management fees decreased $1.0 million, or 6.3%, to $15.0 million in the three months ended June 30, 2010 compared with $16.0 million in the same period last year. Management fees as a percentage of revenue was 16.8% for the three months ended June 30, 2010 compared with 17.8% in the same period last year. Adjusted income before management fees for the CCG was $36.5 million, a decrease of $0.9 million, or 2.4%, from adjusted income before management fees of $37.4 million for the three months ended June 30, 2009. Management fees as a percentage of adjusted income before management fees decreased to 41.2% for the three months ended June 30, 2010 from 42.8% for the three months June 30, 2009. Included in management fees was an increase of $1.0 million due to incentive plans and $0.3 million for stock-based compensation over the prior period.

Amortization of intangibles. Amortization expense declined $0.5 million, or 8.6%, to $5.3 million in the three months ended June 30, 2010 compared with $5.8 million in the three months ended June 30, 2009. Amortization expense declined as a result of a 5.0% decrease in amortizing intangible assets resulting primarily from dispositions and impairments.

Depreciation. Depreciation expense decreased $0.2 million, or 11.8%, to $1.5 million in the three months ended June 30, 2010 compared with $1.7 million in the same period last year. The decrease in depreciation resulted from a decrease in capital expenditures and from dispositions.

Impairment of goodwill and intangible assets. There was no impairment of goodwill and intangible assets for the three months ended June 30, 2010 compared with $0.1 million in the prior year period.

Loss (gain) on sale of businesses. During the three months ended June 30, 2010, the Company recognized a gain on sale of businesses totaling $6.8 million. During the second quarter of 2010, the Company disposed of one subsidiary, and contributed certain assets of a wholly-owned subsidiary to a newly formed entity in exchange for preferred units.  The contribution of assets resulted in a deconsolidation and remeasurement of the Company’s retained investment for an overall gain of $9.2 million.  During the second quarter of 2009, the CCG recognized a net loss from the disposition of one subsidiary and the sale of certain assets of another subsidiary totaling $0.2 million.

Individual Client Group

The ICG accounted for 38.9% of NFP’s revenue for the three months ended June 30, 2010. The ICG is a leader in the delivery of independent life insurance, annuities, long term care and wealth transfer solutions for high net worth individuals. In evaluating the clients’ near-term and long-term financial goals, the ICG’s advisors serve wealth accumulation, preservation and transfer needs, including estate planning, business succession, charitable giving and financial advisory services. The ICG operates through its marketing organization, PartnersFinancial, its wholesale life brokerage businesses, consisting of Highland Capital Brokerage, Inc. and other NFP-owned businesses, as well as through its retail life and investment advisory business lines.

The financial information below relates to NFP’s ICG segment for the periods presented (in millions):

	Three Months Ended June 30,
	2010	2009	$ Change	% Change
Revenue:
Commissions and fees	$91.4	$92.4	$(1.0)	(1.1%)

Operating expenses:
Commissions and fees	20.2	19.4	0.8	4.1
Compensation Expense	27.8	29.7	(1.9)	(6.4)
Non-compensation operating expense	16.9	17.5	(0.6)	(3.4)
Management fees	17.5	14.0	3.5	25.0
Amortization	2.9	3.4	(0.5)	(14.7)
Depreciation	1.2	1.5	(0.3)	(25.0)
Loss on impairment of intangible assets	—	2.8	(2.8)	(100.0)
Gain on sale of businesses	(0.8)	(1.1)	0.3	(27.3)
Total operating expenses	85.7	87.2	(1.5)	(1.7)
Income from operations	$5.7	$5.2	$0.5	9.6%

Commission expense ratio	22.1%	21.0%
Compensation expense ratio	30.4%	32.1%
Non-compensation operating expense ratio	18.5%	18.9%
Management fees as a percentage of revenue	19.1%	15.2%

NM	indicates the metric is not meaningful

Summary

Income from operations. Income from operations increased $0.5 million, or 9.6%, to $5.7 million in the three months ended June 30, 2010 compared with $5.2 million for the three months ended June 30, 2009. The increase in income from operations was due to the decline in the level of impairments. Excluding the impact of impairments, income from operations decreased due to decreases in revenue and increases in commissions and fees expense and management fees expense, offset by decreases in compensation expense, non-compensation expense, amortization and depreciation expense. Dispositions were a significant driver in fluctuations this quarter within the ICG’s retail life and investment advisory business lines as revenue from disposed firms contributed a decline of $5.7 million to the overall revenue decline offset by an increase from ICG’s marketing organization and wholesale life brokerage business line and ICG’s investment advisory business line. Disposed firms also contributed to declines in commissions and fees expense, compensation expense and non-compensation expense in amounts of $1.0 million, $3.1 million, and $1.9 million, respectively.

Revenue

Commissions and fees. Commissions and fees decreased $1.0 million, or 1.1%, to $91.4 million, in the three months ended June 30, 2010 compared with $92.4 million for the three months ended June 30, 2009. Results in the ICG were driven by 2010 dispositions of retail life businesses, along with a continuation of an economically challenging environment facing the retail life businesses in the second quarter of 2010. The majority of the decline continued to be concentrated in the retail life business line as it experienced a $4.7 million, or 14.3%, decline from $33.7 million for the three months ended June 30, 2009 to $28.9 million for the three months ended June 30, 2010. Contributing to the overall $4.7 million revenue decline within the retail life business line was a decline of $4.7 million from disposed businesses. This decline was offset by the increase in revenues from the ICG’s marketing organization and wholesale life brokerage business line of $1.6 million, or 3.3%, from $48.0 million for the three months ended June 30, 2009 to $49.6 million for the three months ended June 30, 2010. There was also an increase in revenues from the ICG’s investment advisory business line of $1.9 million, or 15.7%, from $12.2 million for the three months ended June 30, 2009 to $14.1 million for the three months ended June 30, 2010.

Operating expenses

Commissions and fees. Commissions and fees expense increased $0.8 million, or 4.1%, to $20.2 million in the three months ended June 30, 2010 compared with $19.4 million in the same period last year. The commission expense ratio was 22.1% in the three months ended June 30, 2010 compared with 21.0% in the same period last year. The increase was primarily related to the increase in revenue generated by the ICG’s marketing organization and wholesale life brokerage business line which typically has higher commission payouts, offset by a decline of $1.0 million relating to dispositions.

Compensation expense. Compensation expense decreased $1.9 million, or 6.4%, to $27.8 million in the three months ended June 30, 2010 compared with $29.7 million in the same period last year. The compensation expense ratio was 30.4% for the three months ended June 30, 2010 compared with 32.1% in the same period last year. The overall decline in compensation expense was primarily driven by the decline in compensation expense from disposed businesses of $3.1 million which was somewhat offset by an increase in compensation expense of $1.0 million at the ICG’s marketing organization and wholesale life brokerage business line.

Non-compensation expense. Non-compensation expense decreased $0.6 million, or 3.4%, to $16.9 million in the three months ended June 30, 2010 compared with $17.5 million in the same period last year. The non-compensation expense ratio was 18.5% for the three months ended June 30, 2010 compared with 18.9% in the same period last year. The decline in non-compensation expense was primarily a result of $1.9 million from disposed businesses. This decline was offset by an increase in non-compensation expense from the ICG’s marketing organization and wholesale life brokerage business line of $0.5 million.

Management fees. Management fees increased $3.5 million, or 25.0%, to $17.5 million in the three months ended June 30, 2010 compared with $14.0 million in the same period last year. Management fees as a percentage of revenue was 19.1% for the three months ended June 30, 2010 compared with 15.2% in the same period last year. Management fees as a percentage of adjusted income before management fees was 49.5% for the three months ended June 30, 2009 and 57.6% for the three months ended June 30, 2010. Adjusted income before management fees for the ICG increased $2.2 million, or 7.8%, from $28.2 million for the three months ended June 30, 2009 to $30.4 million for the three months ended June 30, 2010. Specifically, in the retail life business, management fees increased from the first quarter of 2010 to the second quarter of 2010, as revenues increased and businesses that had not earned meaningful management fees in the first quarter moved into an earnings position in which they were eligible for management fees and performance incentives in the second quarter.  Included in increase of management fees was an increase of $0.7 million due to incentive plans and $0.4 million for stock-based compensation over the prior period.

Amortization of intangibles. Amortization expense declined $0.5 million, or 14.7%, from $2.9 million in the three months ended June 30, 2010 compared with $3.4 million in the three months ended June 30, 2009. Amortization expense declined as a result of a 11.4% decrease in amortizing intangible assets resulting primarily from dispositions and impairments.

Depreciation. Depreciation expense decreased $0.3 million, or 25.0%, to $1.2 million in the three months ended June 30, 2010 compared with $1.5 million in the same period last year. The decrease in depreciation resulted from a decrease in capital expenditures and from dispositions.

Impairment of goodwill and intangible assets. There was no impairment of goodwill and intangible assets for the three months ended June 30, 2010 compared with $2.8 million in the prior year corresponding period.

Loss (gain) on sale of businesses. During the three months ended June 30, 2010, the Company recognized a net gain from the disposition of three businesses and the sale of certain assets of another subsidiary totaling $0.8 million. During the second quarter of 2009, the ICG recognized a net gain from the disposition of five businesses and the sale of certain assets of another subsidiary totaling less than $1.1 million.

Advisor Services Group

The ASG accounted for 23.0% of NFP’s revenue for the three months ended June 30, 2010. The ASG serves independent financial advisors whose clients include high net worth individuals and companies by offering broker-dealer and asset management products and services. The ASG attracts financial advisors seeking to provide clients with sophisticated resources and an open choice of products. The ASG has developed relationships with product manufacturers, clearing firms, custodians, data consolidators, service providers, and technology platforms to build a suite of service offered to the financial advisors and clients of ASG.

The majority of advisors of ASG are members of NFP’s marketing and wholesale organizations, and some of those members are advisors of NFP-owned businesses.  Upon consolidation into NFP’s overall results of operations, revenue earned by ASG from advisors of NFP-owned businesses is eliminated from ASG’s reported revenue and is reported within the CCG or the ICG.  Since there is no revenue reported by ASG from NFP-owned businesses, there are no management fees associated with or incurred by ASG.

The financial information below relates to NFP’s ASG segment for the periods presented (in millions):

	Three Months Ended June 30,
	2010	2009	$ Change	% Change
Revenue:
Commissions and fees	$54.0	$42.0	$12.0	28.6%

Operating expenses:
Commissions and fees	44.9	35.0	9.9	28.3
Compensation Expense	3.6	4.2	(0.6)	(14.3)
Non-compensation operating expense	3.2	1.4	1.8	128.6
Management fees	—	—	—	NM
Amortization	—	—	—	NM
Depreciation	0.3	0.2	0.1	50.0
Loss on impairment of intangible assets	—	—	—	NM
Loss (gain) on sale of businesses	—	—	—	NM
Total operating expenses	52.0	40.8	11.2	27.5
Income from operations	$2.0	$1.2	$0.8	66.7%

Commission expense ratio	83.1%	83.3%
Compensation expense ratio	6.7%	10.0%
Non-compensation operating expense ratio	5.9%	3.3%
Management fees as a percentage of revenue	0.0%	0.0%

NM	indicates the metric is not meaningful

Summary

Income from operations. Income from operations increased $0.8 million to $2.0 million in the three months ended June 30, 2010 compared with $1.2 million for the three months ended June 30, 2009. The increase in income from operations is due to an increase in revenue and a decline in compensation expense, offset by an increase in commissions and fees expense and non-compensation expense.

Revenue

Commissions and fees. Commissions and fees increased $12.0 million, or 28.6%, to $54.0 in the three months ended June 30, 2010 from $42.0 million in the three months ended June 30, 2009. Results in the ASG were driven by general improvements in the financial markets and increased investor confidence. Assets under management for the ASG increased $1.4 billion, or 20.6%, to $8.2 billion for the quarter ended June 30, 2010 compared to $6.8 billion for the quarter ending June 30, 2009.

Operating expenses

Commissions and fees. Commissions and fees expense increased $9.9 million, or 28.3%, to $44.9 million in the three months ended June 30, 2010 compared with $35.0 million in the same period last year. The commission expense ratio was 83.1% in the three months ended June 30, 2010 compared with 83.3% in the same period last year. The increase in commissions and fees expense was largely attributable to the increase in revenue.

Compensation expense. Compensation expense decreased $0.6 million, or 14.3%, to $3.6 million in the three months ended June 30, 2010 compared with $4.2 million in the same period last year. The compensation expense ratio was 6.7% for the three months ended June 30, 2010 compared with 10.0% in the same period last year.  Compensation expense declined commensurate with headcount reductions in the second quarter of 2009.

Non-compensation expense. Non-compensation expense increased $1.8 million, or 128.6%, to $3.2 million in the three months ended June 30, 2010 compared with $1.4 million in the same period last year. The non-compensation expense ratio was 5.9% for the three months ended June 30, 2010 compared with 3.3% in the same period last year. Non-compensation expense increased due to costs associated with enhancements in technology offerings provided to advisors.

Depreciation. Depreciation expense increased $0.1 million, or 50.0%, to $0.3 million in the three months ended June 30, 2010 compared with $0.2 million in the same period last year. The increase in depreciation resulted from increases in capital expenditures for the ASG due to enhancements in technology offerings provided to advisors. As a percentage of revenue, depreciation expense was less than 1% in both the three months ended June 30, 2010 and in the same period last year.

Corporate Items

The financial information below relates to items not allocated to any of NFP’s three reportable segments for the periods presented (in millions):

	Three Months Ended June 30,		$	%
(in millions)	2010	2009	Change	Change
Consolidated Income from operations	$22.8	$14.0	$8.8	62.9%

Interest income	0.9	0.8	0.1	12.5
Interest expense	(4.9)	(5.4)	0.5	(9.3)
Other, net	2.0	6.6	(4.6)	(69.7)
Non-operating income and expenses, net	(2.0)	2.0	(4.0)	(200.0)

Income before income taxes	20.8	16.0	4.8	30.0
Income tax expenses	8.7	6.0	2.7	45.0
Net income	$12.1	$10.0	$2.1	21.0%

NM	indicates the metric is not meaningful

Interest income. Interest income increased $0.1 million, or 12.5%, to $0.9 million in the three months ended June 30, 2010 compared with $0.8 million in the three months ended June 30, 2009. Interest income increased slightly mainly due to interest income from promissory notes entered into by NFP with its principals during the latter portion of 2009 and early 2010 that were not in place during the corresponding prior year period.

Interest expense. Interest expense decreased $0.5 million, or 9.3%, to $4.9 million in the three months ended June 30, 2010 compared with $5.4 million in the three months ended June 30, 2009. The decrease in interest expense was largely a result of a lower average balance on NFP’s 2006 Credit Facility (as defined below) for the three months ended June 30, 2010 compared with June 30, 2009.

Other, net. Other, net decreased $4.6 million, or 69.7%, to $2.0 million in the three months ended June 30, 2010 compared with $6.6 million in the three months ended June 30, 2009. The decline is the result of $5.5 million in key-person life proceeds that was received in the second quarter of 2009.

Income tax expense

Income tax expense. Income tax expense was $8.7 million in the three months ended June 30, 2010 compared with income tax expense of $6.0 million in the same period during the prior year. The effective tax rate in the second quarter of 2010 was 42.0%.  This compares with an effective tax rate of 37.5% in the second quarter of 2009.  The effective tax rate for 2009 was lower due to the non-taxable insurance proceeds received and the tax loss from the disposition of certain businesses.

Six months ended June 30, 2010 compared with six months ended June 30, 2009

Corporate Client Group

The CCG accounted for 40.2% of NFP’s revenue for the six months ended June 30, 2010.

The financial information below relates to the CCG segment for the periods presented (in millions):

	Six Months Ended June 30,
	2010	2009	$ Change	% Change
Revenue:
Commissions and fees	$184.8	$182.3	$2.5	1.4%

Operating expenses:
Commissions and fees	16.3	17.0	(0.7)	(4.1)
Compensation Expense	65.4	66.2	(0.8)	(1.2)
Non-compensation operating expense	38.4	36.8	1.6	4.3
Management fees	30.2	28.6	1.6	5.6
Amortization	10.6	11.7	(1.1)	(9.4)
Depreciation	3.1	3.5	(0.4)	(11.4)
Loss on impairment of intangible assets	1.9	354.4	(352.5)	(99.5)
(Gain) loss on sale of businesses	(8.2)	0.3	(8.5)	NM
Total operating expenses	157.7	518.5	(360.8)	(69.6)
Income (loss) from operations	$27.1	$(336.2)	$363.3	NM

Commission expense ratio	8.8%	9.3%
Compensation expense ratio	35.4%	36.3%
Non-compensation operating expense ratio	20.8%	20.2%
Management fees as a percentage of revenue	16.3%	15.7%

NM	indicates the metric is not meaningful

Summary

Income (loss) from operations. Income from operations increased $363.3 million to $27.1 million in the six months ended June 30, 2010 compared with a loss from operations of $(336.2) million for the six months ended June 30, 2009. The increase in income from operations was due to the substantial decline in the level of impairments. Excluding the impact of impairments, income from operations increased due to an increase in gain on sale of firms. Dispositions were a significant driver in fluctuations within the CCG’s corporate benefits business line as revenue from disposed firms contributed a decline of $5.9 million, offsetting the overall revenue increase. Dispositions also contributed $0.6 million to the overall decline in commissions and fees expense, a decline of $2.2 million in compensation expense and a decline of $1.1 million in non-compensation expense.

Revenue

Commissions and fees. Commissions and fees increased $2.5 million, or 1.4%, to $184.8 million in the six months ended June 30, 2010 compared with $182.3 million for the six months ended June 30, 2009. Corporate benefits revenues increased approximately $2.6 million or 1.6% from $163.5 million in the six months ended June 30, 2009 to $166.1 million in the six months ended June 30, 2010. The CCG saw an increase in revenues driven by new business and new product sales, strength in certain specialty benefits, along with medical inflation which was offset by the revenue decline of $5.9 million relating to dispositions.

Operating expenses

Commissions and fees. Commissions and fees expense decreased $0.7 million, or 4.1%, to $16.3 million in the six months ended June 30, 2010 compared with $17.0 million in the same period last year. The commission expense ratio was 8.8% in the six months ended June 30, 2010 compared with 9.3% in the same period last year. Dispositions contributed a decline of $0.6 million in commissions and fees.  Existing firms saw an increase in commissions and fees driven by new business and new product sales.

Compensation expense. Compensation expense decreased $0.8 million, or 1.2%, to $65.4 million in the six months ended June 30, 2010 compared with $66.2 million in the same period last year. The compensation expense ratio was 35.4% for the six months ended June 30, 2010 compared with 36.3% in the same period last year. Compensation expense declined in the corporate benefits business line by $2.2 million largely as a result of dispositions, offset by increases in headcount and in employee-earned commissions.

Non-compensation expense. Non-compensation expense increased $1.6 million, or 4.3%, to $38.4 million in the six months ended June 30, 2010 compared with $36.8 million in the same period last year. The non-compensation expense ratio was 20.8% for the six months ended June 30, 2010 compared with 20.2% in the same period last year. Non-compensation expense increased primarily due to a $1.9 million loss and related expenses recognized in 2010 on the sublet of office space for one of the CCG’s executive benefits businesses.

Management fees. Management fees increased $1.6 million, or 5.6%, to $30.2 million in the six months ended June 30, 2010 compared with $28.6 million in the same period last year. Management fees as a percentage of revenue was 16.3% for the six months ended June 30, 2010 compared with 15.7% in the same period last year. Adjusted income before management fees for the CCG was $77.7 million, an increase of $1.1 million, or 1.4%, from adjusted income before management fees of $76.6 million for the six months ended June 30, 2009. Management fees as a percentage of adjusted income before management fees increased to 38.8% for the six months ended June 30, 2010 from 37.3% for the six months June 30, 2009. Included in the increase in management fees was an increase of $0.5 million due to incentive plans and $0.7 million for stock-based compensation over the prior period.

Amortization of intangibles. Amortization expense declined $1.1 million, or 9.4%, to $10.6 million in the six months ended June 30, 2010 compared with $11.7 million in the six months ended June 30, 2009. Amortization expense declined as a result of a 5.3% decrease in amortizing intangible assets resulting primarily from dispositions and impairments.

Depreciation. Depreciation expense decreased $0.4 million, or 11.4%, to $3.1 million in the six months ended June 30, 2010 compared with $3.5 million in the same period last year. The decrease in depreciation resulted from a decrease in capital expenditures and from dispositions.

Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets decreased $352.5 million to $1.9 million in the six months ended June 30, 2010 compared with $354.4 million in the prior year period.  The decline in impairments was driven by the significant impairment in the first quarter of 2009 as compared with the six months ended June 30, 2010. The impairment taken for the six months ended June 30, 2009 reflected the incorporation of market data, including NFP’s market value which had remained below net book value for a sustained period, the performance of the Company in the economic environment in the prior year period, and discount rates that were risk adjusted to reflect both company-specific and market-based credit spreads and other relevant market data. Among other significant factors, the market value in the prior year period reflected the stressed macroeconomic environment and its impact on the Company’s sales.

Loss (gain) on sale of businesses. During the six months ended June 30, 2010, the Company recognized a gain on sale of businesses totaling $8.2 million. During the six months ended June 30, 2010, the Company disposed three businesses and contributed certain assets of a wholly-owned subsidiary to a newly formed entity in exchange for preferred units.  The contribution of assets resulted in a deconsolidation and remeasurement of the Company’s retained investment for an overall gain of $9.2 million.  During the six months ended June 30, 2009, the CCG recognized a net loss from the disposition of one subsidiary and the sale of certain assets of another subsidiary totaling $0.3 million.

Individual Client Group

The ICG accounted for 37.0% of NFP’s revenue for the six months ended June 30, 2010.

The financial information below relates to NFP’s ICG segment for the periods presented (in millions):

	Six Months Ended June 30,
	2010	2009	$ Change	% Change
Revenue:
Commissions and fees	$170.1	$177.5	$(7.4)	(4.2%)

Operating expenses:
Commissions and fees	38.6	38.9	(0.3)	(0.8)
Compensation Expense	56.1	60.0	(3.9)	(6.5)
Non-compensation operating expense	34.4	36.6	(2.2)	(6.0)
Management fees	26.0	23.9	2.1	8.8
Amortization	5.9	7.1	(1.2)	(16.9)
Depreciation	2.2	3.0	(0.8)	(26.7)
Loss on impairment of intangible assets	1.0	255.8	(254.8)	(99.6)
Gain on sale of businesses	(1.7)	(1.0)	(0.7)	70.0
Total operating expenses	162.5	424.3	(261.8)	(61.7)
Income (loss) from operations	$7.6	$(246.8)	$254.4	NM

Commission expense ratio	22.7%	21.9%
Compensation expense ratio	33.0%	33.8%
Non-compensation operating expense ratio	20.2%	20.6%
Management fees as a percentage of revenue	15.3%	13.5%

NM	indicates the metric is not meaningful

Summary

Income (loss) from operations. Income from operations increased $254.4 million to $7.6 million in the six months ended June 30, 2010 compared with a loss of $(246.8) million for the six months ended June 30, 2009. The increase in income from operations was due to the substantial decline in the level of impairments. Excluding the impact of impairments, income from operations decreased due to a decrease in revenue and an increase in management fees, offset by decreases in commissions and fees, compensation expense, non-compensation operating expense, amortization, and depreciation.  Dispositions were a significant driver in fluctuations this quarter within the ICG’s retail life and investment advisory business lines as revenue from disposed firms contributed a decline of $13.4 million to the overall revenue decline. Disposed firms also contributed to declines in commissions and fees expense, compensation expense and non-compensation expense in amounts of $2.2 million, $6.8 million, and $4.5 million, respectively.

Revenue

Commissions and fees. Commissions and fees decreased $7.4 million, or 4.2%, to $170.1 million, in the six months ended June 30, 2010 compared with $177.5 million for the six months ended June 30, 2009. Results in the ICG were driven by dispositions of retail life businesses, along with a continuation of an economically challenging environment facing the retail life businesses in the second quarter of 2010. These drivers were somewhat offset by growing strength in the financial markets which positively impacted the ICG’s investment advisory business line. The majority of the decline continued to be concentrated in the retail life business line as it experienced a $14.7 million, or 23.0%, decline from $64.4 million for the six months ended June 30, 2009 to $49.6 million for the six months ended June 30, 2010. Contributing to the overall revenue decline within the retail life business line was a decline of $10.2 million from disposed businesses. This $14.7 million decline in the retail life business line was partially offset by increases in revenues from the ICG’s investment advisory business line of $2.1 million and its marketing organization and wholesale life brokerage business line of $4.6 million.

Operating expenses

Commissions and fees. Commissions and fees expense decreased $0.3 million, or 0.8%, to $38.6 million in the six months ended June 30, 2010 compared with $38.9 million in the same period last year. The commission expense ratio was 22.7% in the six months ended June 30, 2010 compared with 21.9% in the same period last year. The decrease corresponded to the decline in commissions and fees of $2.2 relating to dispositions, offset by an increase in revenue generated by the ICG’s wholesale life brokerage businesses which typically have higher commission payouts.

Compensation expense. Compensation expense decreased $3.9 million, or 6.5%, to $56.1 million in the six months ended June 30, 2010 compared with $60.0 million in the same period last year. The compensation expense ratio was 33.0% for the six months ended June 30, 2010 compared with 33.8% in the same period last year. The overall decline in compensation expense was primarily driven by the decline in compensation expense from disposed businesses of $6.8 million which was somewhat offset by an increase in compensation expense of $2.6 million at the ICG’s marketing organization and wholesale life brokerage business line.

Non-compensation expense. Non-compensation expense decreased $2.2 million, or 6.0%, to $34.4 million in the six months ended June 30, 2010 compared with $36.6 million in the same period last year. The non-compensation expense ratio was 20.2% for the six months ended June 30, 2010 compared with 20.6% in the same period last year. The decline in non-compensation expense was primarily a result of $4.5 million from disposed businesses. This decline was offset by an increase in non-compensation expense from the ICG’s marketing organization and wholesale life brokerage business line of $1.3 million.

Management fees. Management fees increased $2.1 million, or 8.8%, to $26.0 million in the six months ended June 30, 2010 compared with $23.9 million in the same period last year. Management fees as a percentage of revenue was 15.3% for the six months ended June 30, 2010 compared with 13.5% in the same period last year. Management fees as a percentage of adjusted income before management fees was 51.6% for the six months ended June 30, 2009 and 52.7% for the six months ended June 30, 2010. Adjusted income before management fees for the ICG increased $3.2 million, or 7.0%, from $46.2 million for the six months ended June 30, 2009 to $49.4 million for the six months ended June 30, 2010.  The increase in management fees was primarily driven by the investment advisory business line and the marketing organization and wholesale life brokerage business line.  Included in the increase in management fees was an increase of $0.9 million for stock-based compensation, offset by a decrease due to incentive plans of $1.5 million over the prior period.

Amortization of intangibles. Amortization expense declined $1.2 million, or 16.9%, to $5.9 million in the six months ended June 30, 2010 compared with $7.1 million in the six months ended June 30, 2009. Amortization expense declined as a result of a 13.2% decrease in amortizing intangible assets resulting primarily from dispositions and impairments.

Depreciation. Depreciation expense decreased $0.8 million, or 26.7%, to $2.2 million in the six months ended June 30, 2010 compared with $3.0 million in the same period last year. The decrease in depreciation resulted from a decrease in capital expenditures and from dispositions.

Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets decreased $254.8 million to $1.0 million in the six months ended June 30, 2010 compared with $255.8 million in the prior year corresponding period. The decline in impairments was driven by the significant impairment in the first quarter of 2009 as compared with the six months ended June 30, 2010. The impairment taken for the six months ended June 30, 2009 reflected the incorporation of market data, including NFP’s market value which had remained below net book value for a sustained period, the performance of the Company in the economic environment in the prior year period, and discount rates that were risk adjusted to reflect both company-specific and market-based credit spreads and other relevant market data. Among other significant factors, the market value in the prior year period reflected the stressed macroeconomic environment and its impact on the Company’s sales.

Loss (gain) on sale of businesses. During the six months ended June 30, 2010, the Company recognized a net gain from the disposition of seven businesses and the sale of certain assets of another subsidiary totaling $1.7 million. During the six months ended June 30, 2009, the ICG recognized a net gain from the disposition of seven businesses and the sale of certain assets of another subsidiary totaling $1.0 million.

Advisor Services Group

The ASG accounted for 22.9% of NFP’s revenue for the six months ended June 30, 2010.

The financial information below relates to NFP’s ASG segment for the periods presented (in millions):

	Six Months Ended June 30,
	2010	2009	$ Change	% Change
Revenue:
Commissions and fees	$105.3	$81.4	$23.9	29.4%

Cost of services:
Commissions and fees	86.8	69.0	17.8	25.8
Compensation Expense	7.5	8.6	(1.1)	(12.8)
Non-compensation operating expense	6.6	3.1	3.5	112.9
Management fees	—	—	—	NM
Amortization	—	—	—	NM
Depreciation	0.7	0.5	0.2	40.0
Loss on impairment of intangible assets	—	—	—	NM
Loss (gain) on sale of businesses	—	—	—	NM
Total cost of services	101.6	81.2	20.4	25.1
Income from operations	$3.7	$0.2	$3.5	NM

Commission expense ratio	82.4%	84.8%
Compensation expense ratio	7.1%	10.6%
Non-compensation operating expense ratio	6.3%	3.8%
Management fees as a percentage of revenue	0.0%	0.0%

NM	indicates the metric is not meaningful

Summary

Income from operations. Income from operations increased $3.5 million to $3.7 million in the six months ended June 30, 2010 compared with $0.2 million for the six months ended June 30, 2009. The increase in income from operations is due to an increase in revenue and a decline in compensation expense, offset by an increase in commissions and fees expense and non-compensation expense.

Revenue

Commissions and fees. Commissions and fees increased $23.9 million, or 29.4%, to $105.3 in the six months ended June 30, 2010 from $81.4 million in the six months ended June 30, 2009. Results in the ASG were driven by general improvements in the financial markets and increased investor confidence. Assets under management for the ASG increased $1.4 billion, or 20.6%, to $8.2 billion for the six months ended June 30, 2010 compared to $6.8 billion for the six months ended June 30, 2009.

Operating expenses

Commissions and fees. Commissions and fees expense increased $17.8 million, or 25.8%, to $86.8 million in the six months ended June 30, 2010 compared with $69.0 million in the same period last year. The commission expense ratio was 82.4% in the six months ended June 30, 2010 compared with 84.8% in the same period last year. The increase in commissions and fees expense was largely attributable to the increase in revenue.

Compensation expense. Compensation expense decreased $1.1 million, or 12.8%, to $7.5 million in the six months ended June 30, 2010 compared with $8.6 million in the same period last year. The compensation expense ratio was 7.1% for the six months ended June 30, 2010 compared with 10.6% in the same period last year. Compensation expense declined commensurate with headcount reductions in the first quarter of 2009.

Non-compensation expense. Non-compensation expense increased $3.5 million, or 112.9%, to $6.6 million in the six months ended June 30, 2010 compared with $3.1 million in the same period last year. The non-compensation expense ratio was 6.3% for the six months ended June 30, 2010 compared with 3.8% in the same period last year. Non-compensation expense increased due to costs associated with enhancements in technology offerings provided to advisors.

Depreciation. Depreciation expense increased $0.2 million, or 40.0%, to $0.7 million in the six months ended June 30, 2010 compared with $0.5 million in the same period last year. The increase in depreciation resulted from increases in capital expenditures for the ASG due to enhancements in technology offerings provided to advisors. As a percentage of revenue, depreciation expense was less than 1% in both the six months ended June 30, 2010 and in the same period last year.

Corporate Items

The financial information below relates to items not allocated to any of NFP’s three reportable segments for the periods presented (in millions):

	Six Months Ended June 30,		$	%
(in millions)	2010	2009	Change	Change
Consolidated Income (loss) from operations	$38.4	$(582.8)	$621.2	NM

Interest income	1.8	1.5	0.3	20.0
Interest expense	(9.5)	(10.7)	1.2	(11.2)
Other, net	2.7	7.7	(5.0)	(64.9)
Non-operating income and expenses, net	(5.0)	(1.5)	(3.5)	NM

Income (loss)before income taxes	33.4	(584.3)	617.7	NM
Income tax expense (benefit)	14.3	(78.5)	92.8	NM
Net income (loss)	$19.1	$(505.8)	$524.9	NM

NM	indicates the metric is not meaningful

Interest income. Interest income increased $0.3 million, or 20.0%, to $1.8 million in the six months ended June 30, 2010 compared with $1.5 million in the six months ended June 30, 2009. Interest income increased slightly mainly due to interest income from promissory notes entered into by NFP with its principals during the latter portion of 2009 and early 2010 that were not in place during the corresponding prior year period.

Interest expense. Interest expense decreased $1.2 million, or 11.2%, to $9.5 million in the six months ended June 30, 2010 compared with $10.7 million in the six months ended June 30, 2009. The decrease in interest expense was largely a result of a lower average balance on the 2006 Credit Facility for the six months ended June 30, 2010 compared with the six months ended June 30, 2009.

Other, net. Other, net decreased $5.0 million, or 64.9%, to $2.7 million in the six months ended June 30, 2010 compared with $7.7 million in the six months ended June 30, 2009. The decline is the result of $5.5 million in key-person life proceeds that was received in the second quarter of 2009.

Income tax expense

Income tax expense (benefit). Income tax expense was $14.3 million in the six months ended June 30, 2010 compared with income tax (benefit) of $(78.5) million in the same period during the prior year. The effective tax rate in the six months ended June 30, 2010 was 42.9%.  This compares with an effective tax rate of 13.4% in the six months ended June 30, 2009, which includes a discrete treatment of tax benefits relating to impairments totaling ($88.1) million.

Liquidity and Capital Resources

As of June 30, 2010, NFP was party to a credit agreement, dated August 22, 2006, with Bank of America, N.A., as administrative agent, and the several lenders from time to time party thereto (as amended, the “2006 Credit Facility”).  Subsequent to June 30, 2010, NFP terminated the 2006 Credit Facility and entered into a new $225.0 million credit facility governed by the credit agreement among NFP, the lenders party thereto and Bank of America, N.A., as administrative agent (the “2010 Credit Facility”).  See “Financial Statements (Unaudited)—Note 11—Subsequent Events” for more information about the 2010 Credit Facility.

The Company has historically experienced its highest cash usage during the first quarter of each year as balances due to principals and/or certain entities they own for earned management fees above target earnings are finalized and paid out, more acquisitions are completed and the Company experiences the seasonal revenue and earnings decline at the beginning of the year.  The increase in cash usage during the first quarter of the year historically required increased borrowings under the 2006 Credit Facility.  As the year progresses, cash flow typically improves as earnings increase and acquisition activities moderate.

However, this pattern has not occurred year-to-date for the year beginning January 1, 2010, because cash flow was sufficient to fund management fees to principals of firms that performed in excess of target earnings and due to the Company’s reduced acquisition activity.  During the three months ended June 30, 2010, the Company utilized cash flow from operations to reduce indebtedness, paying down $35.0 million of its outstanding 2006 Credit Facility balance. On June 30, 2010, NFP paid all principal outstanding and interest due under the 2006 Credit Facility, and on July 8, 2010, the Company paid all other amounts due in connection with the 2006 Credit Facility.

For a more detailed discussion of NFP’s borrowings, see “Financial Statements (Unaudited)—Note 6—Borrowings.” For a detailed discussion of NFP’s recent recapitalization transactions, see “Financial Statements (Unaudited)—Note 11—Subsequent Events.”

A summary of the changes in cash flow data is provided as follows:

	Six Months Ended June 30,
(in thousands)	2010	2009
Net cash flows (used in):
Operating activities	$42,156	$32,573
Investing activities	(9,241)	4,941
Financing activities	68,860	(36,313)
Net increase in cash and cash equivalents	101,775	1,201
Cash and cash equivalents – beginning of period	55,994	48,621
Cash and cash equivalents – end of period	$157,769	$49,822

NFP periodically assesses the impact of market developments, including reviewing access to liquidity in the capital and credit markets. If difficult economic conditions continue, leading to longer term disruptions in the capital and credit markets, the Company’s access to liquidity needed for its business could be adversely impacted.

Cash and cash equivalents at June 30, 2010 increased $101.8 million from $56.0 million at December 31, 2009 to $157.8 million at June 30, 2010. Significant sources of cash flow in 2010 came from cash received from NFP’s issuance of $125.0 million aggregate principal amount of 4.0% convertible senior notes due June 15, 2017 (the “2010 Notes”), which resulted in proceeds to NFP of $120.3 million, after certain fees and expenses and cash flow provided by operating activities. Significant uses of cash at June 30, 2010 were for the purchase of certain convertible note hedges, entered into concurrently with NFP’s offering of 2010 Notes, of $33.9 million and repayments of the 2006 Credit Facility of $40.0 million.

Operating Activities

During the six months ended June 30, 2010, cash provided by operating activities was approximately $42.2 million compared with cash used in operating activities of $32.6 million for the prior year six-month period. The improvement in operating cash flow in the six months ended June 30, 2010 as compared with the prior year corresponding period was largely due to lower management fees earned by principals in 2010 for their 2009 performance. During the six months ended June 30, 2010, cash was provided primarily from net income before non-cash charges, which totaled $53.3 million. Operating activities were positively impacted by the net effect of collecting receivables outstanding at the beginning of the period and of new receivables established at the end of the period which totaled approximately $30.9 million. Cash provided during the six months ended June 30, 2010 was largely the result of an increase in premiums payable to insurance carriers of $11.2 million and an increase in notes receivable of $4.3 million. During the six months ended June 30, 2009, cash provided by operating activities was $32.6 million compared with cash used during the prior year six-month period of $11.7 million. The improvement in operating cash flow in the six months ended June 30, 2009 as compared to the prior year corresponding period was largely due to lower payments to principals in 2009 for their 2008 performance. During the six months ended June 30, 2009, cash was provided primarily from net income adjusted for non-cash charges, which totaled $52.0 million, offset by changes in working capital. Included within cash provided by operating activities was $5.5 million of cash received for key-person life proceeds during the second quarter. Operating activities were positively impacted by the net effect of collecting receivables outstanding at the beginning of the period and of new receivables established at the end of the period which totaled $35.1 million.  Cash used during the six months ended June 30, 2009 was largely the result of payments reducing balances due to principals and/or certain entities they own of $22.1 million, accrued liabilities of $9.6 million and accounts payable of $10.2 million. Included within the decrease in accrued liabilities was a decrease in the ongoing incentive plan liability balance of $3.1 million.

Some of the Company’s businesses maintain premium trust accounts, which represent payments collected from policyholders on behalf of carriers. Funds held in these accounts are invested in cash, cash equivalents and securities purchased under resale agreements overnight. At June 30, 2010, the Company had cash, cash equivalents and securities purchased under resale agreements in premium trust accounts listed as fiduciary funds related to premium trust accounts on its balance sheet of $86.1 million, an increase of $10.2 million from the balance of $75.9 million from December 31, 2009. Changes in these accounts are the result of timing of payments collected from insureds on behalf of insurance carriers.

Investing Activities

During the six months ended June 30, 2010, cash used in investing activities was $9.2 million, which was primarily due to contingent consideration payments of $9.4 million.  For the six months ended June 30, 2010, the Company received $5.5 million in proceeds from the sale of businesses offset by $5.3 million paid for purchases of property and equipment. During the six months ended June 30, 2009, cash provided by investing activities was $5.0 million, which came principally from $9.1 million in proceeds received from the disposal of businesses, offset by $3.1 million paid for purchases of property and equipment and approximately $1.0 million paid as payments for acquired firms, net of cash acquired and contingent consideration. For the six months ended June 30, 2009, the Company paid $2.1 million in cash in connection with contingent consideration.

Financing Activities

During the six months ended June 30, 2010, cash provided by financing activities was approximately $68.9 million, while cash used in financing activities was ($36.3) million during the prior year period. Cash provided by financing activities consisted mainly of $120.3 million in proceeds from the issuance of the 2010 Notes and $21.0 million in proceeds from the sale of warrants entered into concurrently with NFP’s offering of 2010 Notes, offset by the purchase of convertible note hedges of $33.9 million and repayments of outstanding amounts under the 2006 Credit Facility of $40.0 million. During the six months ended June 30, 2009, cash used in financing activities was $36.3 million, while cash provided by financing activities was $7.2 million during the prior year period. During the six months ended June 30, 2009, NFP did not borrow any amounts under the 2006 Credit Facility but did repay $33.0 million of its outstanding 2006 Credit Facility balance.

Off-Balance Sheet Arrangements

The Company had no material off-balance sheet arrangements during the six months ended June 30, 2010.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

NFP’s 2006 Credit Facility and fiduciary funds include cash, cash equivalents and securities purchased under resale agreements in premium trust accounts. Interest income and expense on the preceding items are subject to short-term interest rate risk. As further discussed in “Liquidity and Capital Resources,” broad economic and credit market conditions may impact the Company’s access to capital.

As of June 30, 2010, NFP was party to the following derivative financial instrument transactions to manage or reduce market risk: (i) convertible note hedge and warrant transactions entered into concurrently with NFP’s offering of 2007 Notes (the “2007 Derivatives”) and (ii) convertible note hedge and warrant transactions entered into concurrently with NFP’s offering of 2010 Notes (the “2010 Derivatives”).  Such transactions were entered into to reduce the potential dilutive effect of the conversion features of the 2007 Notes and the 2010 Notes on NFP’s common stock.   Subsequent to June 30, 2010, in connection with the expiration of NFP’s cash tender offer for the 2007 Notes, the 2007 Derivatives were terminated in their entirety for a de minimus amount.

The counterparties under the 2010 Derivatives are financial institutions or affiliates of financial institutions. Recent global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions. Because NFP’s exposure to the counterparties’ credit risk under the convertible note hedge transactions entered into concurrently with NFP’s offering of 2010 Notes will not be secured by any collateral or subject to netting or set off against NFP’s obligations under the concurrent warrant transactions, if one or more of the counterparties becomes subject to insolvency proceedings, NFP will become an unsecured creditor in those proceedings with a claim equal to NFP’s exposure to such counterparty.

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

The Company is further exposed to credit risk for promissory notes issued to it by its principals and third parties. This credit risk is limited to the amount of promissory notes outstanding less the fair value of any related collateral.

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

Based on the weighted average borrowings under the 2006 Credit Facility during the six months ended June 30, 2010 and 2009, an increase or decrease of 100 basis points change in short-term interest rates would have affected the Company’s income before income taxes by approximately $1.5 million for the six months ended June 30, 2010 and $1.2 million for the six months ended June 30, 2009. Based on the weighted average amount of fiduciary funds related to premium trust accounts during the three months ended June 30, 2010 and 2009, an increase or decrease of 100 basis points change in short-term interest rates would have affected the Company’s income before income taxes by approximately $0.3 million for the six months ended June 30, 2010 and $1.4 million for the six months ended June 30, 2009. As further discussed in “Liquidity and Capital Resources,” broad economic and credit market conditions may impact the Company’s access to capital.

Subsequent to June 30, 2010, NFP entered into a one-month LIBOR interest rate swap, whereby a portion of NFP’s variable rate debt exposure was exchanged for a fixed interest rate.  The interest rate swap is designated as a cash flow hedge.

Item 4. Controls and Procedures

As of the end of the period covered by this report, NFP’s management carried out an evaluation, under the supervision and with the participation of NFP’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of NFP’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the CEO and CFO have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. There have been no changes in internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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

Item 1A. Risk Factors

The Company’s inability to access the capital markets on favorable terms may adversely affect the Company’s future operations. The Company’s business could also be adversely affected by its inability to repay existing debt.

On June 9, 2010, NFP entered into the fourth amendment to the 2006 Credit Facility.  Subsequent to June 30, 2010, NFP terminated the 2006 Credit Facility and entered into the 2010 Credit Facility.

As of June 30, 2010, NFP was in compliance with all of its debt covenants under the 2006 Credit Facility. However, NFP may be unable to satisfy financial covenants under its 2010 Credit Facility, which could materially and adversely affect NFP’s ability to finance future operations, such as acquisitions or capital needs. If the Company’s earnings deteriorate, it is possible that NFP would fail to comply with the terms of the 2010 Credit Facility, such as the consolidated leverage ratio requirement, and therefore be in default under the 2010 Credit Facility. Default under the 2010 Credit Facility resulting in its acceleration would, subject to a 30-day grace period, trigger a default under the indenture governing the 2010 Notes. In that case, the trustee under the 2010 Notes or the holders of not less than 25% in principal amount of the 2010 Notes could accelerate their payment.  Default under the 2010 Credit Facility would trigger a default under NFP’s convertible note hedge and warrant transactions entered into concurrently with NFP’s offering of 2010 Notes, in which case the applicable counterparties could designate early termination under these instruments.

NFP’s access to capital may not be available on acceptable terms, and this may result in the Company’s inability to achieve present objectives for strategic acquisitions and internal growth. To provide financial flexibility, NFP may in the future seek to amend the financial covenants of its 2010 Credit Facility; however, there can be no assurance that NFP will be able to secure such amendments or that such amendments will be on acceptable terms. Even if NFP were able to secure such amendments, NFP could experience an increase in borrowing costs.

Conversion of the 2010 Notes may dilute the ownership interest of existing shareholders.

To the extent NFP issues any shares of common stock upon conversion of the 2010 Notes, the conversion of some or all of the 2010 Notes may dilute the ownership interests of existing shareholders, which may be only partially offset by the convertible note hedge transactions, after settlement of the warrant transactions.  Any sales in the public market of shares of NFP’s common stock issuable upon conversion of the 2010 Notes could adversely affect prevailing market prices of NFP’s common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities

Since April 1, 2010 and through June 30, 2010, NFP has issued the following securities:

NFP has issued 535,579 shares of common stock with a value of approximately $4.1 million to principals related to contingent consideration.

Since July 1, 2010 and through August 3, 2010, NFP did not issue any common stock relating to contingent consideration.

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

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2010 – April 30, 2010	36,013	(a)	$16.04	—	$—
May 1, 2010 – May 31, 2010	52,764	(b)	17.07	—	—
June 1, 2010 – June 30, 2010	—		—	—	—
Total	88,777		$16.65	—	$—

(a)	36,013 shares were reacquired relating to the satisfaction of two promissory notes.
(b)
3,158 shares were returned to NFP from escrow. 15,481 shares were reacquired relating to the satisfaction of a promissory note. 34,125 shares reacquired relating to the disposal of a business. A gain of $0.4 million was recorded on this transaction.

EXHIBIT INDEX

Item 6. Exhibits

Exhibit No.	Description

4.1*	Termination agreement regarding convertible bond hedge transaction, dated July 8, 2010, between National Financial Partners Corp. and Goldman Sachs Financial Markets, L.P.

4.2*	Termination agreement regarding issuer warrant transaction, dated July 8, 2010, between National Financial Partners Corp. and Goldman Sachs Financial Markets, L.P.

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Financial Partners Corp.

Signature	Title	Date
/s / JESSICA M. BIBLIOWICZ	Chairman, President and Chief Executive Officer	August 4, 2010
Jessica M. Bibliowicz

/s / DONNA J. BLANK	Executive Vice President and Chief Financial Officer	August 4, 2010
Donna J. Blank

EXHIBIT INDEX

Exhibit No.	Description

4.1*	Termination agreement regarding convertible bond hedge transaction, dated July 8, 2010, between National Financial Partners Corp. and Goldman Sachs Financial Markets, L.P.

4.2*	Termination agreement regarding issuer warrant transaction, dated July 8, 2010, between National Financial Partners Corp. and Goldman Sachs Financial Markets, L.P.

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith