Form 10-Q
period 2010-09-30
NATIONAL FINANCIAL PARTNERS CORP
filed 2010-11-03
CIK 1183186

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

The number of outstanding shares of the registrant’s Common Stock, $0.10 par value, as of October 31, 2010 was 43,669,573.

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

•
adverse developments in the Company’s markets, such as those related to compensation agreements with insurance companies or activities within the life settlements industry, which could result in decreased sales of financial products or services;

•	NFP’s ability to operate effectively within the restrictive covenants of its credit facility and the continued availability of borrowings and letters of credit under NFP’s credit facility;

•
adverse results, market uncertainty in the financial services industry, or other consequences from litigation, arbitration, regulatory investigations or compliance initiatives, including those related to business practices, compensation agreements with insurance companies, policy rescissions or chargebacks, regulatory investigations or activities within the life settlements industry;

•	the impact of capital markets behavior, such as fluctuations in the price of NFP’s common stock, the dilutive impact of capital raising efforts or the impact of refinancing transactions;

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

•
developments in the availability, pricing, design, tax treatment, or underwriting of insurance products, revisions in mortality tables by life expectancy underwriters or changes in the Company’s relationships with insurance companies;

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

•	the occurrence of adverse economic conditions or an adverse regulatory climate in New York, Florida or California;

•	the loss of services of key members of senior management;

•	the Company’s ability to compete against competitors with greater resources, such as those with greater name recognition; and

•	the Company’s ability to effect smooth succession planning.

Additional factors are set forth in NFP’s filings with the Securities and Exchange Commission (the “SEC”), including its Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 12, 2010, its Quarterly Report on Form 10-Q for the period ended March 31, 2010, filed with the SEC on May 10, 2010, and its Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed with the SEC on August 4, 2010.

Forward-looking statements speak only as of the date on which they are made. NFP expressly disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Part I – Financial Information

Item 1. Financial Statements (Unaudited)

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)
(in thousands, except per share amounts)
	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$94,885	$55,994
Fiduciary funds – restricted related to premium trust accounts	91,112	75,931
Commissions, fees and premiums receivable, net	98,058	129,833
Due from principals and/or certain entities they own	15,900	14,075
Notes receivable, net	8,012	9,731
Deferred tax assets	15,086	14,283
Other current assets	22,123	14,435
Total current assets	345,176	314,282
Property and equipment, net	37,362	37,291
Deferred tax assets	557	5,820
Intangibles, net	345,865	379,513
Goodwill, net	70,835	63,887
Notes receivable, net	32,070	28,714
Other non-current assets	42,829	39,744
Total assets	$874,694	$869,251
LIABILITIES
Current liabilities:
Premiums payable to insurance carriers	$96,356	$77,941
Borrowings	—	40,000
Current portion of long term debt	12,500	—
Income taxes payable	—	6,325
Due to principals and/or certain entities they own	27,767	34,106
Accounts payable	17,530	24,337
Accrued liabilities	63,729	73,105
Total current liabilities	217,882	255,814
Long term debt	109,375	—
Deferred tax liabilities	4,207	4,380
Convertible senior notes	86,575	204,548
Other non-current liabilities	64,089	64,472
Total liabilities	482,128	529,214
STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value: Authorized 200,000 shares; none issued	—	—
Common stock, $0.10 par value: Authorized 180,000 shares; 45,889 and 44,142 issued and 43,574 and 41,363 outstanding, respectively	4,589	4,414
Additional paid-in capital	900,284	876,563
Accumulated deficit	(439,351)	(438,109)
Treasury stock, 2,315 and 2,779 shares, respectively, at cost	(72,360)	(102,930)
Accumulated other comprehensive (loss) income	(596)	99
Total stockholders’ equity	392,566	340,037
Total liabilities and stockholders’ equity	$874,694	$869,251

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenue:
Commissions and fees	$237,478	$229,925	$697,641	$671,104

Operating expenses:
Commissions and fees	70,731	63,059	212,458	187,934
Compensation expense	62,081	64,649	191,071	199,456
Non-compensation expense	37,784	36,507	117,147	112,995
Management fees	53,466	34,855	109,650	87,316
Amortization of intangibles	8,258	8,975	24,802	27,745
Depreciation	3,017	3,361	9,028	10,385
Impairment of goodwill and intangible assets	—	2,002	2,901	612,234
Gain on sale of businesses, net	(100)	(1,190)	(10,021)	(1,852)
Total operating expenses	235,237	212,218	657,036	1,236,213

Income (loss) from operations	2,241	17,707	40,605	(565,109)

Non-operating income and expenses
Interest income	869	703	2,645	2,249
Interest expense	(4,990)	(5,001)	(14,449)	(15,718)
Gain on early extinguishment of debt	9,711	—	9,711	—
Other, net	2,845	3,387	5,516	11,111
Non-operating income and expenses, net	8,435	(911)	3,423	(2,358)

Income (loss) before income taxes	10,676	16,796	44,028	(567,467)
Income tax expense (benefit)	2,446	6,256	16,739	(72,230)
Net income (loss)	$8,230	$10,540	$27,289	$(495,237)

Earnings (loss) per share:
Basic	$0.19	$0.25	$0.65	$(12.11)
Diluted	$0.19	$0.24	$0.62	$(12.11)

Weighted average shares outstanding:
Basic	42,839	41,604	42,302	40,888
Diluted	44,316	43,114	43,831	40,888

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - in thousands)
	Nine Months Ended
	September 30,
	2010	2009
Cash flow from operating activities:
Net income (loss)	$27,289	$(495,237)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred taxes	284	(87,000)
Stock-based compensation	15,676	7,443
Impairment of goodwill and intangible assets	2,901	612,234
Amortization of intangibles	24,802	27,745
Depreciation	9,028	10,385
Accretion of senior convertible notes discount	7,027	8,292
(Gain) on sale of businesses, net	(10,021)	(1,852)
Loss on sublease	1,766	—
Bad debt expense	2,697	768
Gain on early extinguishment of debt	(9,711)	—
Other, net	(1,493)	—
(Increase) decrease in operating assets:
Fiduciary funds-restricted related to premium trust accounts	(15,181)	(729)
Commissions, fees and premiums receivable, net	28,744	38,920
Due from principals and/or certain entities they own	(1,839)	(3,390)
Notes receivable, net – current	1,719	(705)
Other current assets	(7,657)	(396)
Notes receivable, net – non-current	(7,745)	(2,977)
Other non-current assets	680	(1,832)
Increase (decrease) in operating liabilities:
Premiums payable to insurance carriers	18,415	9,424
Income taxes payable	2,474	(11)
Due to principals and/or certain entities they own	(8,507)	(22,072)
Accounts payable	(4,013)	(7,125)
Accrued liabilities	1,905	(8,475)
Other non-current liabilities	(2,868)	(416)
Total adjustments	49,083	578,231
Net cash provided by operating activities	76,372	82,994
Cash flow from investing activities:
Proceeds from disposal of businesses	5,673	10,997
Purchases of property and equipment, net	(9,284)	(4,943)
Proceeds from (payments for) acquired firms, net of cash, and contingent consideration	(10,123)	(1,606)
Change in restricted cash	10,000	—
Net cash (used in) provided by investing activities	(3,734)	4,448
Cash flow from financing activities:
Repayments of borrowings	(40,000)	(73,000)
Proceeds from long term debt	125,000	—
Repayment of long term debt	(3,125)	—
Long term debt costs	(3,923)	—
Proceeds from issuance of senior convertible notes	125,000	—
Senior convertible notes issuance costs	(4,129)	—
Repayment of senior convertible notes	(219,650)	—
Senior convertible notes tender offer costs	(800)	—
Purchase of call options	(33,913)	—
Sale of warrants	21,025	—
Proceeds from stock-based awards, including tax benefit	2,891	(2,719)
Shares cancelled to pay withholding taxes	(2,056)	(210)
Dividends paid	(67)	(50)
Net cash used in financing activities	(33,747)	(75,979)

Net increase in cash and cash equivalents	38,891	11,463
Cash and cash equivalents, beginning of the period	55,994	48,621
Cash and cash equivalents, end of the period	$94,885	$60,084

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$26,100	$18,010
Cash paid for interest	$3,281	$5,771

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

Note 1 - Nature of Operations

National Financial Partners Corp. (“NFP”), a Delaware corporation, was formed on August 27, 1998, but did not commence operations until January 1, 1999. NFP and its benefits, insurance and wealth management businesses (together with NFP, the “Company”), provide a full range of advisory and brokerage services to the Company’s clients. NFP serves corporate and high net worth individual clients throughout the United States and in Canada, with a focus on the middle market and entrepreneurs. As of September 30, 2010, the Company owned over 140 businesses.

The Company has grown organically and through acquisitions, operating in the independent distribution channel. This distribution channel offers independent advisors the flexibility to sell products and services from multiple non-affiliated providers to deliver objective, comprehensive solutions. The number of products and services available to independent advisors is large and can lead to a fragmented marketplace. NFP facilitates the efficient sale of products and services in this marketplace by using its scale and market position to contract with leading product providers. These relationships foster access to a broad array of insurance and financial products and services as well as better underwriting support and operational services. In addition, the Company is able to operate effectively in this distribution channel by leveraging financial and intellectual capital, technology solutions, cross-selling and regulatory compliance support across the Company. The Company’s marketing and wholesale organizations also provide an independent distribution channel for benefits, insurance and investment products and services, serving both third-party affiliates as well as member NFP-owned businesses.

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
September 30, 2010
(Unaudited)

Note 2 - Summary of Significant Accounting Policies

Recently adopted accounting guidance

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance to improve the information a reporting entity provides in its financial statements about transfers of financial assets, including the effect of a transfer on an entity’s financial position, financial performance and cash flows and the transferor’s continuing involvement in the transferred assets. The guidance eliminates the concept of a qualifying special-purpose entity and changes the guidance for evaluation for consolidation. This guidance became effective January 1, 2010 and did not have a significant impact on the Company’s financial position, results of operations or cash flows.

In January 2010, the FASB issued guidance and clarifications for improving disclosures about fair value measurements. The guidance requires enhanced disclosures regarding transfers in and out of the levels within the fair value hierarchy.  Separate disclosures are required for transfers in and out of Level 1 and 2 fair value measurements, and the reasons for the transfers must be disclosed.  In the reconciliation for Level 3 fair value measurements, separate disclosures are required for purchases, sales, issuances, and settlements on a gross basis.  The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements, which are effective for interim and annual reporting periods beginning after December 15, 2010.  The adoption of this guidance on January 1, 2010 did not have a material impact on the Company’s consolidated financial statements, as the Company had no transfers between Level 1 and Level 2 fair value measurements and no material classes of assets and liabilities that required additional disclosure. The Company intends to adopt the remaining Level 3 disclosure requirements effective March 31, 2011. The Company is in the process of evaluating the additional disclosure requirements and does not expect that the additional requirements will have a significant impact on its consolidated financial statements.

In July 2010, the FASB issued amended guidance for disclosures about the credit quality of financing receivables and the allowance for credit losses. This update amends existing guidance by requiring more robust and disaggregated disclosures by an entity about the credit quality of its financing receivables and its allowance for credit losses.  These disclosures will provide financial statement users with additional information about the nature of credit risks inherent in the Company’s financing receivables, how the Company analyzes and assesses credit risk in determining its allowance for credit losses, and the reasons for any changes the Company may make in its allowance for credit losses. This update is generally effective for interim and annual reporting periods ending on or after December 15, 2010; however, certain aspects of the update pertaining to activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company believes the adoption of this update will primarily result in increased notes receivable disclosures, but will not have any other impact on the Company’s consolidated financial statements.

Basis of presentation

The unaudited interim consolidated financial statements of the Company included herein have been prepared in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair presentation of financial position, results of operations and cash flows of the Company for the interim periods presented and are not necessarily indicative of a full year’s results.

All material intercompany balances and transactions have been eliminated. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2009, included in NFP’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on February 12, 2010.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

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

The following financial statements prior periods and line items within the consolidated statements of financial condition have been revised as summarized:

As of December 31, 2009	As Originally Reported	Adjustments	As Revised
(in thousands)
Deferred tax assets - current	$14,779	$(496)	$14,283
Deferred tax assets – non-current	106,495	(100,675)	5,820
Total Assets	970,422	(101,171)	869,251
Deferred tax liabilities - current	496	(496)	—
Deferred tax liabilities – non-current	105,055	(100,675)	4,380
Total Liabilities	630,385	(101,171)	529,214

As of March 31, 2010	As Originally Reported	Adjustments	As Revised
(in thousands)
Deferred tax assets - current	$14,008	$(44)	$13,964
Deferred tax assets – non-current	106,311	(100,621)	5,690
Total Assets	922,614	(100,665)	821,949
Deferred tax liabilities - current	494	(494)	—
Deferred tax liabilities – non-current	104,453	(100,171)	4,282
Total Liabilities	573,666	(100,665)	473,001

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

As of September 30, 2009	As Originally Reported	Adjustments	As Revised
(in thousands)
Deferred tax assets - current	$8,322	$(4,901)	$3,421
Deferred tax assets – non-current	110,561	(109,167)	1,394
Total Assets	965,878	(114,068)	851,810
Deferred tax liabilities - current	239	(239)	—
Deferred tax liabilities – non-current	116,825	(113,829)	2,996
Total Liabilities	630,142	(114,068)	516,074

As of June 30, 2009	As Originally Reported	Adjustments	As Revised
(in thousands)
Deferred tax assets - current	$8,926	$(3,426)	$5,500
Deferred tax assets – non-current	109,983	(107,742)	2,241
Total Assets	977,208	(111,168)	866,040
Deferred tax liabilities - current	7	(7)	—
Deferred tax liabilities – non-current	115,977	(111,161)	4,816
Total Liabilities	655,017	(111,168)	543,849

As of March 31, 2009	As Originally Reported	Adjustments	As Revised
(in thousands)
Deferred tax assets - current	$9,351	$(3,960)	$5,391
Deferred tax assets – non-current	109,661	(107,464)	2,197
Total Assets	972,366	(111,424)	860,942
Deferred tax liabilities - current	3	(3)	—
Deferred tax liabilities – non-current	116,142	(111,421)	4,721
Total Liabilities	664,922	(111,424)	553,498

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
September 30, 2010
(Unaudited)

Impairment of goodwill and other intangible assets

The Company evaluates its amortizing (long-lived assets) and non-amortizing intangible assets for impairment in accordance with GAAP.

In accordance with GAAP, long-lived assets, such as purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company generally performs its recoverability test for its long-lived asset groups whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company establishes an internal financial plan for its individual business lines and measures the actual performance of its business lines against this financial plan. These events or changes in circumstances include, but are not limited to, when a business line experiences a significant deterioration in its operating cash flow compared to the financial plan, or prior year performance, a change in the extent or manner in which the long lived asset is being used, and a current expectation that, more likely than not, a long lived asset will be sold or otherwise disposed of before the end of its previously estimated useful life. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted cash flows expected to be generated by the asset and by the eventual disposition of the asset. If the estimated undiscounted cash flows are less than the carrying amount of the underlying asset, an impairment may exist. The Company measures impairments on identifiable intangible assets subject to amortization by comparing the fair value of the asset to the carrying amount of the asset. In the event that the discounted cash flows are less than the carrying amount, an impairment charge will be recognized for the difference in the consolidated statements of operations.

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)
Derivative Instruments

The Company has limited involvement with derivative financial instruments, and does not use financial instruments or derivatives for any trading or other speculative purposes.  As of September 30, 2010, in connection with its credit facility, the Company had one interest rate swap agreement designated as a hedging instrument in a cash flow hedge.

The Company recognizes derivative instruments as either assets or liabilities at fair value, and recognizes the changes in fair value of the derivative instruments based on the designation of the derivative. For derivative instruments that are designated and qualify as hedging instruments, the Company designates the hedging instrument based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge. As of September 30, 2010, the Company does not have any outstanding derivative instruments designated as fair value hedges. The effective portion of the changes in fair value of derivatives that are designated as cash flow hedges is recorded as a component of accumulated other comprehensive (loss) income. The ineffective portion of changes in the fair value of derivatives designated as cash flow hedges would be recorded in earnings. For derivative instruments that do not qualify for hedge accounting, the Company recognizes gains or losses due to changes in fair value in its condensed consolidated statements of operations during the period in which the changes in fair value occur.

The Company reviews the effectiveness of its hedging instruments on a quarterly basis, recognizes the current period hedge ineffectiveness immediately in earnings, and discontinues hedge accounting for any hedge that the Company no longer considers to be highly effective.

The designation of a derivative instrument as a hedge and its ability to meet the hedge accounting criteria determine how the change in fair value of the derivative instrument is reflected in its condensed consolidated financial statements. A derivative qualifies for hedge accounting if, at inception, the Company expects the derivative to be highly effective in offsetting the underlying hedged cash flows or fair value and the Company fulfills the hedge documentation standards at the time the Company enters into the derivative contract. The asset or liability value of the derivative will change in tandem with its fair value. The Company records changes in fair value, for the effective portion of qualifying hedges, in other comprehensive (loss) income (“OCI”). The Company releases the derivative’s gain or loss from OCI to match the timing of the underlying hedged item’s effect on earnings.

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

During the three months ended September 30, 2010, the Company’s unrecognized tax benefits for positions taken during the prior period decreased by $2.2 million.  The Company’s unrecognized tax benefits decreased by $1.7 million due to settlements with taxing authorities.  The Company’s total amount of unrecognized tax benefits that, if recognized, would effect the effective tax rate and the Company’s liability for interest on unrecognized tax benefits decreased by $2.9 million and $0.9 million, respectively. These amounts were due to settlements with taxing authorities and expiration of statutes of limitations in various federal and state jurisdictions, and were recognized as a reduction in income tax expense during the three months ended September 30, 2010. The Company’s total amount of unrecognized tax benefits at September 30, 2010 was $30.4 million.

The Company believes that the total amount of unrecognized tax benefits may decrease within the next twelve months due to the settlement of state income tax audits and the expiration of statutes of limitations in various federal and state jurisdictions in an amount ranging from $1.9 million to $2.3 million based on current estimates.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

Revenue recognition

The Company earns commissions on the sale of insurance policies and fees for the development, implementation and administration of benefits programs. Commissions and fees are generally paid each year as long as the client continues to use the product and maintains its broker of record relationship with the Company. In some cases, fees earned are based on the amount of assets under administration or advisement. Commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. First-year commissions are calculated as a percentage of the first twelve months’ premium on the policy and earned in the year that the policy is originated. In many cases, the Company receives renewal commissions for a period following the first year, if the policy remains in force. Asset-based fees are earned for administrative services or consulting related to certain benefits plans. Insurance commissions are recognized as revenue when the following criteria are met: (1) the policy application and other carrier delivery requirements are substantially complete, (2) the premium is paid, and (3) the insured party is contractually committed to the purchase of the insurance policy. Carrier delivery requirements may include additional supporting documentation, signed amendments and premium payments. Subsequent to the initial issuance of the insurance policy, premiums are billed directly by carriers. Commissions earned on renewal premiums are generally recognized upon receipt from the carrier, since that is typically when the Company is first notified that such commissions have been earned. The Company carries an allowance for policy cancellations, which approximated $1.2 million at both September 30, 2010 and 2009, that is periodically evaluated and adjusted as necessary. Miscellaneous commission adjustments are generally recorded as they occur. Some of the Company’s businesses also receive fees for the settlement of life insurance policies. These fees are generally based on a percentage of the settlement proceeds received by their clients, and recognized as revenue when the policy is transferred and the rescission period has ended. Contingent commissions are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably estimated prior to receipt of the commission.

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

Note 3 - Earnings Per Share

The computations of basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(in thousands, except per share amounts)
Basic:
Net income (loss)	$8,230	$10,540	$27,289	$(495,237)

Average shares outstanding	42,823	41,211	42,297	40,755
Contingent consideration and incentive payments	16	393	5	133
Total	42,839	41,604	42,302	40,888
Basic earnings (loss) per share	$0.19	$0.25	$0.65	$(12.11)

Diluted:
Net income (loss)	$8,230	$10,540	$27,289	$(495,237)
Average shares outstanding	42,823	41,211	42,297	40,755
Contingent consideration and incentive payments	16	393	16	133
Stock-based awards	1,470	1,503	1,510	—
Other	7	7	8	—
Total	44,316	43,114	43,831	40,888
Diluted earnings (loss) per share	$0.19	$0.24	$0.62	$(12.11)

For the three and nine months ended September 30, 2010, the weighted average shares of common stock related to the 4.0% convertible senior notes due June 15, 2017 have not been included in diluted weighted average shares of common stock as the average market price of NFP’s common stock for the three and nine months ended September 30, 2010 was lower than the conversion price of $12.87.  For the three and nine months ended September 30, 2010 there was no impact to the weighted average shares of common stock related to the convertible note hedge as the average market price of NFP’s common stock for the three and nine months ended September 30, 2010 was lower than the conversion price of $12.87.  In addition, any impact of the convertible note hedge would be excluded from diluted weighted average shares of common stock because the effect would be antidilutive.  For the three and nine months ended September 30, 2010, the weighted average shares of common stock related to the warrants have not been included in the diluted weighted average shares of common stock, as the average market price of NFP’s common stock, for the three and nine months ended September 30, 2010, was lower that the effective conversion price of $15.77.

For the nine months ended September 30, 2009, the calculation of diluted loss per share excluded approximately 1,236,000 shares of stock-based awards and approximately 256,000 of other shares, because the effect would be antidilutive.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

Note 4 - Acquisitions and Divestitures

Acquisitions
During the nine months ended September 30, 2010, NFP completed one sub-acquisition and acquired the remaining interest in two joint ventures, of which one was acquired for a de minimis amount.  Regarding the second joint venture transaction, NFP acquired an additional 25% ownership to 75%  from a previously held 50% interest. This transaction was accounted for as a step acquisition under FASB’s business combination accounting guidance. As a result of the transaction, the entity became a consolidated subsidiary of NFP. During the nine months ended September 30, 2009, NFP completed one sub-acquisition to augment the business of one of the Company’s existing benefits firms.

The following table summarizes the consideration transferred, excluding contingent consideration, to acquire the above entities and the estimated amounts of identifiable assets acquired and liabilities assumed at the acquisition date, as well as the fair value of the non-controlling interest at acquisition date:

	Nine Months Ended September 30,
(in thousands)	2010	2009
Fair value of consideration transferred:
Cash	$420	$279
Other	—	186
Total	$420	$465

Other items to be allocated to identifiable assets acquired and liabilities assumed:
Fair value of controlling interest	$628	—
Fair value of noncontrolling interest	382	—
Gain recognized on step acquisition	564	—
Total	$1,994	$465

Recognized amounts of identifiable assets acquired and liabilities assumed:
Net tangible assets	$—	$—
Cost assigned to intangibles:
Book of business	38	200
Management contract	—	112
Trade name	—	3
Goodwill, net of deferred tax adjustment of $0.1 million in 2009	1,956	150
Total	$1,994	$465

As a result of obtaining control, the previously held 50% interest was remeasured to fair value, resulting in a gain of $0.6 million.  This has been recognized in other income within the non-operating income and expense section of the consolidated statements of operations.

In connection with contingent consideration, NFP paid $10.8 million in cash and issued 648,394 shares of common stock with a value of approximately $5.0 million for the nine months ended September 30, 2010. For the nine months ended September 30, 2009, NFP paid $2.8 million in cash and issued 978,273 shares of common stock with a value of approximately $2.6 million in connection with contingent consideration.

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

For acquisitions that were completed prior to the adoption on January 1, 2009, of accounting guidance related to business combinations, future payments made under these arrangements will be recorded as an adjustment to purchase price when the contingencies are settled. For acquisitions completed after January 1, 2009, in accordance with GAAP, contingent consideration amounts were recorded at fair value at the acquisition date and were included on that basis in the purchase price consideration at the time of the acquisition with subsequent adjustments recorded in the statement of operations. As of September 30, 2010, the adjustment to goodwill for the step acquisition was approximately $1.9 million. For the nine months ended September 30, 2009, the amount of contingent consideration recorded as an adjustment to goodwill relating to the sub-acquisition completed during the nine months ended September 30, 2009 was $0.2 million. This arrangement resulted in the payment of additional consideration to the seller upon the attainment of certain revenue benchmarks following the closing of the sub-acquisition. The range of payments that may be made upon attainment of the benchmarks ranges from $0 through a maximum amount of $0.3 million for the sub-acquisition completed in 2009.  No subsequent changes have been made to contingent consideration amounts through September 30, 2010.

In connection with the above acquisitions during the nine months ended September 30, 2010, the Company does not expect any amounts of goodwill to be deductible over 15 years for tax purposes. These acquisitions were immaterial in relation to the pro forma combined entity, as if the acquisition occurred at January 1, 2010 and 2009.

       Divestitures

During the nine months ended September 30, 2010, the Company sold ten subsidiaries and certain assets of two subsidiaries, receiving aggregate consideration of $5.7 million in cash, $1.1 million in promissory notes and 36,196 shares of NFP common stock with a value of $0.5 million. The Company recognized a net gain from these transactions of $10.4 million and a net loss of $0.4 million related to adjustments from prior year divestures for the nine months ended September 30, 2010. Of the $10.4 million gain, $9.2 million is related to the remeasurement of a non-controlling interest in a joint venture which was formed with the contribution of assets of a subsidiary as discussed in further detail below. During the nine months ended September 30, 2009, the Company sold fifteen subsidiaries and certain assets of four other subsidiaries receiving aggregate consideration of $11.0 million in cash, $9.1 million of promissory notes, and 23,683 shares of NFP common stock with a value of $0.2 million. The Company recognized a net loss on these transactions of $1.8 million for the nine months ended September 30, 2009.

Non-controlling interest – deconsolidation of businesses

On May 14, 2010, NFP contributed all of the assets of a wholly-owned subsidiary to a newly formed entity which is majority-owned by former principals, in exchange for preferred units with a fair value of $11.8 million.

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
September 30, 2010
(Unaudited)

The remeasurement to fair value of NFP’s retained non-controlling interest resulted in a $10.8 million gain.  The remeasurement to fair value of NFP’s retained non-controlling interest was calculated as follows:

(in thousands)	September 30, 2010
Fair value of retained non-controlling investment	$11,800
Carrying value of retained percentage of subsidiary:	992
Gain on retained non-controlling investment	$10,808

Note 5 – Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2010 are as follows:

(in thousands)	Corporate Client Group	Individual Client Group	Total
Balance as of January 1,
Goodwill, net of accumulated amortization	$385,996	$324,371	$710,367
Prior years accumulated impairments	(351,442)	(295,038)	(646,480)
	34,554	29,333	63,887

Goodwill acquired during the year	1,956	—	1,956
Contingent consideration, firm disposals, firm restructures and other	5,471	(479)	4,992
Impairments of goodwill for the period	—	—	—
Total	$41,981	$28,854	$70,835

The ASG is comprised primarily of NFPSI, NFP’s registered broker-dealer and investment advisor, an entity for which no intangible assets are recorded. See “Note 10—Business Segments” for further detail.

Acquired intangible assets

	As of September 30, 2010		As of December 31, 2009
(in thousands)	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization
Amortizing identified intangible assets:
Book of business	$209,732	$(120,209)	$215,528	$(110,859)
Management contract	325,815	(85,158)	340,546	(82,090)
Institutional customer relationships	15,700	(4,797)	15,700	(4,143)
Total	$551,247	$(210,164)	$571,774	$(197,092)

Non-amortizing intangible assets:
Goodwill	$73,342	$(2,507)	$66,475	$(2,588)
Trade name	4,841	(59)	4,900	(69)
Total	$78,183	$(2,566)	$71,375	$(2,657)

Aggregate amortization expense for intangible assets subject to amortization for the nine months ended September 30, 2010 was $24.8 million. Intangibles related to book of business, management contract and institutional customer relationships are being amortized over a 10-year, 25-year and 18-year period, respectively. Based on the Company’s acquisitions as of September 30, 2010, estimated amortization expense for each of the next five years is $32.9 million per year.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

Impairment of goodwill and intangible assets

In accordance with GAAP, long-lived assets, such as purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company generally performs its recoverability test for its long-lived asset groups whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company establishes an internal financial plan for its individual business lines and measures the actual performance of its business lines against this financial plan. These events or changes in circumstances include, but are not limited to, when a business line experiences a significant deterioration in its operating cash flow compared to its financial plan, or prior year performance, a change in the extent or manner in which the long lived asset is being used, and a current expectation that, more likely than not, a long lived asset will be sold or otherwise disposed of before the end of its previously estimated useful life. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted cash flows expected to be generated by the asset and by the eventual disposition of the asset. If the estimated undiscounted cash flows are less than the carrying amount of the underlying asset, an impairment may exist. The Company measures impairments on identifiable intangible assets subject to amortization by comparing the fair value of the asset to the carrying amount of the asset. In the event that the discounted cash flows are less than the carrying amount, an impairment charge will be recognized for the difference in the consolidated statements of operations.

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

Under the income approach, management uses certain assumptions to determine the reporting unit’s fair value. The Company’s cash flow projections for each reporting unit are based on five-year financial forecasts. The five-year forecasts were based on quarterly financial forecasts developed internally by management for use in managing its business. The forecast assumes that revenue will stabilize and the Company will resume normalized long-term stable growth rates. The significant assumptions of these five-year forecasts included business-level budgets by quarter for the current year which are aggregated to produce reportable segment financial plans. These reportable segment budgets are then projected forward for four years using annual growth assumptions for revenue and expenses. The future cash flows were tax affected and discounted to present value using blended discount rates, ranging from 7.16% to 10.10%. Since NFP retains a cumulative preferred position in its businesses, NFP assigned a rate of return to that portion of its cash flow that would be represented by yields seen on preferred equity securities of 6.90%. For cash flows retained by NFP in excess of target earnings and below base earnings, NFP assigned a discount rate ranging from 8.75% to 16.30%. Terminal values for all reporting units were calculated using a Gordon growth methodology using blended discount rates ranging from 7.54% to 10.10% with a long-term growth rate of 3.0%

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

On January 1, 2009, the Company adopted guidance related to accounting for non-financial assets and liabilities, which emphasizes market-based measurement, rather than entity-specific measurement, in calculating reporting unit fair value. In applying the market value approach, management derived an enterprise value of the Company as a whole as of September 30, 2010, taking into consideration NFP’s stock price, an appropriate equity premium and the current capital structure. The market value approach was used to derive the implied equity value of the entity as a whole which was then allocated to the segments based on the proportional fair value of each reporting unit derived using the income approach to the total entity fair value derived using the income approach.

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

Non-financial assets measured at fair value on a non-recurring basis are summarized below:

( in thousands)	As of September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Book of business	$89,523	$—	$—	$89,523	$(108)
Management contract	240,657	—	—	240,657	(2,793)

Long-lived assets held and used with a carrying amount of $344.0 million were written down to their fair value of $341.1 million, resulting in an impairment charge of $2.9 million for amortizing intangibles, which was included in earnings for the nine months ended September 30, 2010. The impairment related to certain intangible assets that were disposed of.

During the first quarter of 2009, the Company’s market capitalization was significantly below its book value and the Company performed an impairment analysis on its goodwill and other intangible assets as well as its long lived assets of all of its reporting units. The analysis resulted in an impairment charge of $591.1 million for goodwill and trade name and $21.1 million for amortizing intangible long lived assets for the nine months ended September 30, 2009.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)
Note 6 - Borrowings

2006 Credit Facility

As of June 30, 2010, NFP was party to a credit agreement, dated August 22, 2006, with Bank of America, N.A., as administrative agent, and the several lenders from time to time party thereto (as amended, the “2006 Credit Facility”).  On July 8, 2010, NFP terminated the 2006 Credit Facility and entered into a new $225.0 million credit facility governed by a new credit agreement among NFP, the lenders party thereto and Bank of America, N.A., as administrative agent (the “2010 Credit Facility”). See “—2010 Credit Facility” below.

The 2006 Credit Facility was structured as a revolving credit facility and was scheduled to mature on August 22, 2011. The maximum revolving borrowings under the 2006 Credit Facility was $200.0 million at June 30, 2010. On June 9, 2010, NFP executed the Fourth Amendment to the 2006 Credit Facility (the “Fourth Amendment”). Pursuant to the Fourth Amendment, NFP was permitted to issue $125.0 million aggregate principal amount of 4.0% convertible senior notes due June 15, 2017 (the “2010 Notes”) and, subject to certain conditions set forth in the Fourth Amendment, use an amount equal to the gross proceeds of the offering of the 2010 Notes to purchase, redeem or defease NFP’s $230.0 million (including over-allotment) aggregate principal amount of 0.75% convertible senior notes due February 1, 2012 (the “2007 Notes”) at any time during the period from June 10, 2010 through July 30, 2010.  Additionally, the Fourth Amendment provided that for the purpose of calculating the consolidated leverage ratio solely for the four fiscal quarter period ended June 30, 2010, consolidated total debt on the last day of such period was reduced by the aggregate amount of unrestricted cash and cash equivalents on deposit in certain accounts subject to control agreements, up to a maximum reduction for purpose of such calculation equal to the then-outstanding aggregate principal amount of the 2010 Notes.

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

Upon termination, the year-to-date weighted average interest rate for the 2006 Credit Facility was 4.08%. As of September 30, 2009, the combined weighted average of the 2006 Credit Facility was 3.92%.

On June 30, 2010, NFP paid all principal outstanding and interest due under the 2006 Credit Facility. As of December 31, 2009, NFP had a balance of $40.0 million outstanding under the 2006 Credit Facility. As of June 30, 2010 and through the date of termination, the Company was in compliance with all of its debt covenants under the 2006 Credit Facility.

2007 Notes

As of September 30, 2010, no 2007 Notes remained outstanding. See “—Retirement of 2007 Notes” below.

In January 2007, NFP issued the 2007 Notes. The 2007 Notes were senior unsecured obligations and ranked equally with NFP’s existing or future senior debt and senior to any subordinated debt. The 2007 Notes were structurally subordinated to all existing or future liabilities of NFP’s subsidiaries and effectively subordinated to existing or future secured indebtedness to the extent of the value of the collateral. The 2007 Notes were used to pay the net cost of certain convertible note hedge and warrant transactions, as discussed in more detail below, repurchase 2.3 million shares of NFP’s common stock from Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. and to repay a portion of outstanding amounts of principal and interest under the 2006 Credit Facility.

Holders were able to convert their 2007 Notes at their option on any day prior to the close of business on the scheduled trading day immediately preceding December 1, 2011 only under the following circumstances: (1) during the five business-day period after any five consecutive trading-day period (the “measurement period”) in which the price per 2007 Note for each day of that measurement period was less than 98% of the product of the last reported sale price of NFP’s common stock and the conversion rate on each such day; (2) during any calendar quarter (and only during such quarter) after the calendar quarter ended March 31, 2007, if the last reported sale price of NFP’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeded 130% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (3) upon the occurrence of specified corporate events. The 2007 Notes were convertible, regardless of the foregoing circumstances, at any time from, and including, December 1, 2011 through the second scheduled trading day immediately preceding the maturity date of the 2007 Notes. Default under the 2006 Credit Facility resulting in its acceleration would, subject to a 30-day grace period, trigger a default under the supplemental indenture governing the 2007 Notes, in which case the trustee under the 2007 Notes or holders of not less than 25% in principal amount of the outstanding 2007 Notes could have accelerated the payment of the notes.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

Upon conversion, NFP would have paid, at its election, cash or a combination of cash and common stock based on a daily conversion value calculated on a proportionate basis for each trading day of the relevant 20 trading day observation period. The initial conversion rate for the 2007 Notes was 17.9791 shares of common stock per $1,000 principal amount of 2007 Notes, equivalent to a conversion price of approximately $55.62 per share of common stock. The conversion price was subject to adjustment in some events but was not adjusted for accrued interest. As of June 30, 2010 and through the completion of the retirement of the 2007 Notes, the conversion rate for the 2007 Notes was 18.0679 shares of common stock per $1,000 principal amount of 2007 Notes, equivalent to a conversion price of approximately $55.35 per share of common stock. In addition, if a “fundamental change” (as defined in the First Supplemental Indenture governing the 2007 Notes) occurred prior to the maturity date, NFP could, in some cases and subject to certain limitations, increase the conversion rate for a holder that elects to convert its 2007 Notes in connection with such fundamental change.

Concurrent with the issuance of the 2007 Notes, NFP entered into convertible note hedge and warrant transactions with an affiliate of one of the underwriters for the 2007 Notes. A default under the 2006 Credit Facility would have triggered a default under each of the convertible note hedge and warrant transactions, in which case the counterparty could have designated early termination under either, or both, of these instruments. The transactions were expected to reduce the potential dilution to NFP’s common stock upon future conversions of the 2007 Notes. Under the convertible note hedge, NFP purchased 230,000 call options for an aggregate premium of $55.9 million. Each call option entitled NFP to repurchase an equivalent number of shares issued upon conversion of the 2007 Notes at the same strike price (initially $55.62 per share), generally subject to the same adjustments. The call options were scheduled to expire on the maturity date of the 2007 Notes. NFP also sold warrants for an aggregate premium of $34.0 million. The warrants were scheduled to expire ratably over a period of 40 scheduled trading days between May 1, 2012 and June 26, 2012, on which dates, if not previously exercised, the warrants would have been treated as automatically exercised if they were in the money. The warrants provided for net-share settlement.

Retirement of 2007 Notes

On June 9, 2010, NFP commenced a cash tender offer (the “Tender Offer”) for any and all of the 2007 Notes, on the terms and conditions of the Offer to Purchase dated June 9, 2010 and the accompanying Letter of Transmittal. The Tender Offer expired at 12:00 midnight, New York City time, on July 7, 2010 (the “Expiration Date”). As of the Expiration Date, $229.9 million aggregate principal amount of 2007 Notes were validly tendered and not withdrawn. NFP accepted $229.9 million aggregate principal amount of the tendered 2007 Notes pursuant to the terms of the Tender Offer. The aggregate consideration (including accrued and  unpaid interest) for the accepted 2007 Notes of approximately $220.3 million was delivered promptly to The Depository Trust Company for delivery to the tendering holders on a pro rata basis, based on the aggregate principal amount of 2007 Notes validly tendered and not withdrawn in the Tender Offer. After the purchase of the tendered 2007 Notes pursuant to the terms of the Tender Offer, $100,000 aggregate principal amount of the 2007 Notes remained outstanding.

In connection with the expiration of the Tender Offer, the convertible note hedge and warrant transactions entered into concurrently with NFP’s offering of the 2007 Notes were terminated in their entirety for a de minimis amount. The Company recognized a net gain of approximately $9.7 million related to these transactions.

On August 10, 2010, the remaining outstanding $100,000 principal amount of the 2007 Notes was repurchased in a privately-negotiated transaction, executed on the same terms as the Tender Offer, for consideration of approximately $0.1 million (including accrued and unpaid interest).

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)
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

The 2010 Notes are senior unsecured obligations and rank equally with NFP’s existing or future senior debt and senior to any subordinated debt. The 2010 Notes are structurally subordinated to all existing or future liabilities of NFP’s subsidiaries and will be effectively subordinated to existing or future secured indebtedness to the extent of the value of the collateral.  The private placement of the 2010 Notes resulted in proceeds to NFP of $120.3 million, after certain fees and expenses, which was used to pay the net cost of certain convertible note hedge and warrant transactions, as discussed in more detail below, partially fund the purchase of the 2007 Notes accepted for purchase in the Tender Offer, pay related fees and expenses and for general corporate purposes.

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
September 30, 2010
(Unaudited)

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

The liability and equity components related to the 2010 Notes consist of the following:

September 30,
2010
(in thousand)
Principal amount of the liability component	$125,000
Unamortized debt discount	(38,425)
Net carrying amount of the liability component	$86,575
Carrying amount of the equity component	$39,578

The unamortized debt discount will be amortized as additional interest expense through June 15, 2017.  The equity component associated with the 2010 Notes is reflected as an increase to additional paid-in capital. Additional paid-in capital has also been reduced by $12.9 million representing the net cost of the convertible note hedge transactions.

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
September 30, 2010
(Unaudited)

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

As of September 30, 2010, the year-to-date weighted average interest rate for NFP’s 2010 Credit Facility was 3.79%.

Scheduled long-term debt principal repayments under the 2010 Credit Facility are as follows:

Years Ending December 31,
2011	12,500
2012	12,500
2013	12,500
2014	81,250

Note 7 – Derivative Instruments and Hedging Activities

In connection with the 2010 Credit Facility, NFP is exposed to changes in the benchmark interest rate, which is the British Bankers Association LIBOR Rate (“BBA LIBOR”). To reduce this exposure, NFP executed a one-month LIBOR interest rate swap (“IRS”) on July 14, 2010 to economically hedge $50.0 million of general corporate variable debt based on one-month BBA LIBOR, beginning on April 14, 2011.  Although NFP has the ability to roll the debt over one, two, three, six, nine or twelve months, NFP’s intention is to select one-month BBA LIBOR and to continue rolling $50.0 million of general corporate debt in one-month BBA LIBOR.

The IRS has been designated as a hedging instrument in a cash flow hedge of interest payments on $50.0 million of borrowings under the term loan facility by effectively converting a portion of the variable rate debt to a fixed rate basis. Under the terms of the IRS, NFP has agreed to pay the counterparty a fixed interest rate and the counterparty has agreed to pay NFP a floating interest rate based upon the one-month BBA LIBOR on a notional amount of $50.0 million. The interest rate swap agreement expires concurrently with the term loan facility on July 18, 2014.

        At September 30, 2010, the fair value of the interest rate swap liability was approximately $1.3 million, and is included in other long-term liabilities in the consolidated statements of financial condition. The fair value measurement is classified within Level 2 of the hierarchy as an observable market input was readily available as the basis for the fair value measurement.

The following table provides a summary of the fair value and balance sheet classification of the derivative financial instrument designated as an interest rate hedging instrument in a cash flow hedge:

	September 30, 2010	December 31, 2009
(in thousands)
Other non-current liabilities	$1,256	$—
Accumulated other comprehensive (loss) income, net of tax of $500	756	—

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

 Note 8 - Stockholders’ Equity

The changes in stockholders’ equity and comprehensive income during the nine months ended September 30, 2010 are summarized as follows:

	Par value	Additional paid-in capital	Accumulated (deficit)	Treasury stock	Accumulated other comprehensive income	Total
(in thousands)
Balance at December 31, 2009	$4,414	$876,563	$(438,109)	$(102,930)	$99	$340,037
Common stock issued for:
Contingent consideration	—	—	(25,037)	30,053	—	5,016
Common stock repurchased	—	—	—	(3,559)	—	(3,559)
Purchase call of options	—	(33,913)	—	—	—	(33,913)
Tax benefit from purchase of call options	—	11,694	—	—	—	11,694
Sale of warrants	—	21,025	—	—	—	21,025
Equity component of convertible senior notes, net of deferred tax liability	—	23,390	—	—	—	23,390
Equity component of issuance costs	—	(1,166)	—	—	—	(1,166)
Extinguishment of 2007 convertible senior notes equity component	—	(12,861)	—	—	—	(12,861)
Stock issued through Employee Stock Purchase Plan	—	(1)	(3,426)	4,076	—	649
Stock-based awards exercised/lapsed, including tax benefit	175	13,232	—	—	—	13,407
Shares cancelled to pay withholding taxes	—	(2,056)	—	—	—	(2,056)
Amortization of unearned stock-based compensation, net of cancellations	—	7,515	—	—	—	7,515
Dividend Equivalents of stock-based awards	—	1	(68)	—	—	(67)
Other	—	(3,139)	—	—	—	(3,139)
Components of comprehensive income:
Translation adjustments, net of tax effect of $0	—	—	—	—	61	61
Unrealized gain (loss) on derivative transactions, net of tax effect of $500	—	—	—	—	(756)	(756)
Net income	—	—	27,289	—	—	27,289
Comprehensive income	—	—	—	—	—	26,594
Balance at September 30, 2010	$4,589	$900,284	$(439,351)	$(72,360)	$(596)	$392,566

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
September 30, 2010
(Unaudited)

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

On September 17, 2010, NFP accelerated the vesting of approximately 1.5 million restricted stock units (“RSUs”) granted to certain principals primarily through the 2009 Stock Incentive Plan, which funded the Long-Term Equity Incentive Plan, discussed below. There was no acceleration of vesting for RSU awards granted to directors or executive officers of NFP. Payment upon vesting of the RSUs was made 60% in restricted shares and 40% in cash.  These actions resulted in a pre-tax charge of $13.4 million in the third quarter of 2010.

The RSUs became fully vested on September 17, 2010 with a fair market value based on the closing price of NFP’s common stock on the same day of $12.61.  The restricted shares were primarily subject to liquidity restrictions until November 24, 2012, which is the original vesting date of the RSUs awarded under the 2009 Stock Incentive Plan.

Summarized below is the amount of stock-based compensation allocated in the consolidated statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
(in thousands)
Operating expenses:
Compensation expense	$1,650	$2,051	4,862	6,234
Management fees	15,745	405	18,210	1,209
Total stock-based compensation cost	$17,395	$2,456	23,072	7,443

 Employee Stock Purchase Plan

Effective January 1, 2007, NFP established an Employee Stock Purchase Plan (“ESPP”). The ESPP is designed to encourage the purchase of common stock by NFP’s employees, further aligning interests of employees and stockholders and providing incentive for current employees. Up to 3,500,000 shares of common stock are currently available for issuance under the ESPP. The ESPP enables all regular and part-time employees who have worked with NFP for at least one year to purchase shares of NFP common stock through payroll deductions of any whole dollar amount of eligible compensation, up to an annual maximum of $10,000. The employees’ purchase price is 85% of the lesser of the market price of the common stock on the first business day or the last business day of the quarterly offering period. The Company recognizes compensation expense related to the compensatory nature of the discount given to employees who participate in the ESPP, which totaled $0.2 million and $0.5 million for the nine months ended September 30, 2010 and 2009, respectively.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

Summarized ESPP information is as follows:
Nine Months Ended September 30, 2010
(in thousands, except per share amounts)
Purchase price per share	$8.19
Shares to be acquired	25,754
Employee contributions	$211
Stock compensation expense recognized	$192

Note 9 – Non-Cash Transactions

The following non-cash transactions occurred during the periods indicated:
	Nine Months Ended September 30,
	2010	2009
(in thousands)
Net assets acquired (liabilities assumed) in connection with acquisitions	$(427)	$(54)
Stock issued for contingent consideration and other	5,016	2,358
Stock repurchased, note receivable and satisfaction of an accrued liability in connection with divestitures of acquired firms	1,206	199
Stock repurchased in exchange for satisfaction of a note receivable, due from principal and/or certain entities they own and other assets	2,353	294
Excess (reduction in) tax benefit from stock-based awards exercised/lapsed, net	(2,169)	(2,651)
Stock issued through employee stock purchase plan	649	844
Accrued liability for contingent consideration	$3,930	$7,170

Note 10 - Commitments and Contingencies

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
September 30, 2010
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

Contingent consideration arrangements

The maximum contingent payment which could be payable as purchase consideration based on commitments outstanding as of September 30, 2010 is as follows:

(in thousands)	2010	2011	2012	2013	Thereafter
Maximum contingent payments payable as purchase consideration	$14,700	$80,769	$241	$400	$—

Performance incentives

Management fees include an accrual for certain performance-based incentive amounts payable under NFP’s ongoing incentive plan. As of September 30, 2010, two NFP-owned businesses have elected to continue to participate in the ongoing incentive plan. Incentive amounts were paid in a combination of cash and NFP’s common stock. For businesses remaining within the ongoing incentive plan, the principal is required to take a minimum of 30% (maximum 50%) of the incentive award in common stock. The Company accrues on a current basis for these businesses the additional cash incentive (50% of the stock portion of the award) based upon the principal’s election or the minimum percentage required to be received in NFP stock. As of September 30, 2010, the maximum aggregate additional payment for this cash incentive was approximately $0.1 million. Effective December 31, 2008, NFP has elected to pay all incentive awards under this plan in cash.

For the nine months period ended September 30, 2010 and September 30, 2009, the Company recorded ongoing incentive plan expense of ($0.1) million and less than ($0.1) million respectively, which is included in management fee expense in the consolidated statements of operations. Executive officers do not participate in the ongoing incentive plan, which was funded with the Company’s cash flow.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

Incentive Plans

NFP views incentive plans as an essential component in compensating principals and as a way to activate growth across the Company. NFP historically incentivized its principals through the ongoing incentive plan, discussed above which was established for principals who had completed their contingent consideration period. In 2009, NFP adopted three new incentive plans that included both a cash and equity component (two annual cash-based plans and one long-term equity-based plan) for principals and key employees of its businesses. During the quarter ended September 30, 2010, NFP introduced a revised long-term incentive plan.

The Annual Principal Incentive Plan

The Annual Principal Incentive Plan (the “PIP”) is designed to reward the annual performance of a business based on the business’s earnings growth. Under the PIP, a cash incentive payment will be made to the extent a business’s earnings exceed its PIP Performance Target (as defined below) for the 12-month performance period ended September 30, 2010. The PIP was established such that the greater a business’s earnings growth rate exceeded its PIP Performance Target rate for the 12-month performance period, the higher the percentage of the business’s earnings growth the Company would pay the principal under the PIP. The Company has accrued $10.7 million within management fees expense relating to the PIP from October 1, 2009 through September 30, 2010, for payment in the fourth quarter of 2010. For this initial 12-month performance period of the PIP, the incentive target (the “PIP Performance Target”) for each business participating in the PIP was generally set at the lower of (a) such business’s earnings for the 12 months ended June 30, 2009 or (b) such business’s incentive target under the ongoing incentive plan as of June 30, 2009. NFP’s Executive Management Committee, in its sole discretion, may adjust any PIP Performance Target as necessary to account for extraordinary circumstances, including, without limitation, sub-acquisitions.

NFP calculates and includes a PIP accrual in management fees expense. NFP calculated the amount of a business’s PIP accrual in management fees expense based on the business’s earnings growth rate above its PIP Performance Target rate. The PIP Performance Target is allocated on a straight line basis over the course of the performance period. NFP calculated the business’s PIP accrual amount and earnings growth rate on a cumulative basis. For example, for the quarter ended March 31, 2010, the business’s PIP accrual amount and earnings growth rate was calculated for the six months from October 1, 2009 (the first day of the initial 12-month performance period for the PIP) to March 31, 2010; and for the quarter ended September 30, 2010, for the twelve months from October 1, 2009 to September 30, 2010. The amount of management fees expense or benefit the Company will take in a particular quarter for a business’s PIP accrual will depend on the difference between the business’s cumulative performance against the PIP target and what has been accrued on a plan to date basis for the period ending on the last day of that quarter and the business’s cumulative performance for the period ending on the last day of the preceding quarter. The amount of PIP accrual taken as management fee expense therefore may vary from quarter to quarter and may be positive or negative.

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

The PIP will remain in place for successive performance periods following the initial PIP performance period and the PIP incentive hurdle will be set at the beginning of each performance period. The PIP effective October 1, 2010 through December 31, 2011 is a 15-month plan and will be payable beginning in the first quarter 2012.  The 15-month plan is payable in cash and based on specific performance criteria for each business, similar to the initial PIP.

Principals likely to receive an incentive payment under the ongoing incentive plan, which was effective as of January 1, 2002, were given the option to continue to participate in the ongoing incentive plan until the end of their current ongoing incentive plan period. As of September 30, 2010, two NFP-owned businesses elected to continue to participate in the ongoing incentive plan. For principals that did not so elect and all other principals, the ongoing incentive plan terminated on September 30, 2009. The ongoing incentive plan pays an increasing proportion of incremental earnings based on growth in earnings above an incentive target based on a three-year measuring period. The ongoing incentive plan rewards growth above the prior period’s average earnings or prior incentive target, whichever is higher. However, once a business reaches earnings in a three-year period equal to or in excess of the cumulative amount of its original target compounded at 35% over three years, the new incentive target is fixed. If the principal does not receive contingent consideration or an incentive payment in a prior period, the incentive target remains unchanged. The bonus is structured to pay the principal 5% to 40% of NFP’s share of incremental earnings from growth. Effective December 31, 2008, NFP has elected to pay all incentive awards under this plan in cash. Executive officers do not participate in the ongoing incentive or PIP plan, both of which were funded with the Company’s cash flow. See also “Operating expenses—Management fees.”

The Business Incentive Plan

Under the Business Incentive Plan (the “BIP”), NFP will fund incentive pools based on the achievement of certain growth targets specific to the reportable segments and business lines within those segments for the 12-month performance period ending December 31, 2010. The Company has accrued $0.3 million within management fees expense relating to the BIP in the third quarter of 2010. Depending on the Company’s performance, the Company anticipates accruing additional expense for the BIP in the fourth quarter of 2010.  After the year ending December 31, 2010, the BIP will not be continued for subsequent fiscal years.

The Long-Term Equity Incentive Plan

Under the Long-Term Equity Incentive Plan (the “EIP”), during the fourth quarter of 2009 NFP issued equity awards to principals and key employees of its businesses generally based on each business’s performance over the two-year period that ended on June 30, 2009 (the “Initial EIP Performance Period”). The payments made under the EIP for the Initial EIP Performance Period were in the form of RSUs. On September 17, 2010, NFP accelerated the vesting of approximately 1.5 million RSUs granted to certain principals, the majority of which were awarded pursuant to the EIP.   See “Note 8—Stock-based Compensation.”

The Revised Long-Term Incentive Plan

To drive continued economic alignment with shareholders and motivate growth, during the quarter ended September 30, 2010, NFP introduced a revised Long-Term Incentive Plan (the “RTIP”).  The RTIP will cover the three-year period from January 1, 2011 through December 31, 2013 and will be based on NFP’s Adjusted EBITDA growth over this period.  Plan participants will be eligible for cash payments in the first quarter 2014, to the extent incentive targets are achieved.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

Note 11 – Business Segments

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

Financial information relating to NFP’s reportable segments is as follows (in millions):

Three Months Ended September 30, 2010	Corporate Client Group	Individual Client Group	Advisor Services Group	Total
Revenue:
Commissions and fees	$94.6	$91.9	$51.0	$237.5

Operating expenses:
Commissions and fees	9.7	18.8	42.2	70.7
Compensation expense	32.1	25.9	4.1	62.1
Non-compensation expense	18.4	16.0	3.4	37.8
Management fees	24.6	28.9	—	53.5
Amortization of intangibles	5.4	2.9	—	8.3
Depreciation	1.6	1.0	0.4	3.0
Impairment of intangible assets	—	—	—	—
Gain on sale of businesses	(0.1)	—	—	(0.1)
Total operating expenses	91.7	93.5	50.1	235.3
Income (loss) from operations	$2.9	$(1.6)	$0.9	$2.2

Nine Months Ended September 30, 2010	Corporate Client Group	Individual Client Group	Advisor Services Group	Total
Revenue:
Commissions and fees	$279.3	$262.0	$156.3	$697.6

Operating expenses:
Commissions and fees	25.9	57.4	129.2	212.5
Compensation expense	97.5	82.0	11.6	191.1
Non-compensation expense	56.8	50.4	9.9	117.1
Management fees	54.7	54.9	—	109.6
Amortization of intangibles	16.0	8.8	—	24.8
Depreciation	4.7	3.3	1.0	9.0
Impairment of intangible assets	1.9	1.0	—	2.9
Gain on sale of businesses	(8.2)	(1.8)	—	(10.0)
Total operating expenses	249.3	256.0	151.7	657.0
Income from operations	$30.0	$6.0	$4.6	$40.6

At September 30, 2010	Corporate Client Group	Individual Client Group	Advisor Services Group	Corporate Items and Eliminations	Total
Intangibles, net	$191.1	$154.8	$—	$—	$345.9
Goodwill, net	$41.9	$28.9	$—	$—	$70.8
Total Assets	$411.7	$249.7	$61.9	$151.4	$874.7

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)

Three Months Ended September 30, 2009	Corporate Client Group	Individual Client Group	Advisor Services Group	Total
Revenue:
Commissions and fees	$90.7	$97.4	$41.8	$229.9

Operating expenses:
Commissions and fees	8.8	18.8	35.4	63.0
Compensation expense	31.8	29.0	3.8	64.6
Non-compensation expense	17.2	17.9	1.4	36.5
Management fees	17.6	17.3	—	34.9
Amortization of intangibles	5.7	3.3	—	9.0
Depreciation	1.7	1.5	0.2	3.4
Loss on impairment of intangible assets	—	2.0	—	2.0
Gain on sale of businesses	(0.2)	(1.0)	—	(1.2)
Total operating expenses	82.6	88.8	40.8	212.2
Income from operations	$8.1	$8.6	$1.0	$17.7

	Corporate	Individual	Advisor
Nine Months Ended September 30, 2009	Client Group	Client Group	Services Group	Total
Revenue:
Commissions and fees	$273.0	$274.9	$123.2	$671.1

Operating Expenses:
Commissions and fees	25.8	57.7	104.4	187.9
Compensation expense	98.1	89.0	12.4	199.5
Non-compensation expense	54.0	54.5	4.5	113.0
Management fees	46.1	41.2	—	87.3
Amortization of intangibles	17.3	10.4	—	27.7
Depreciation	5.2	4.5	0.7	10.4
Loss on impairment of intangible assets	354.4	257.8	—	612.2
Loss (gain) on sale of businesses	0.1	(2.0)	—	(1.9)
Total operating expenses	601.0	513.1	122.0	1,236.1
(Loss) income from operations	$(328.0)	$(238.2)	$1.2	$(565.0)

At December 31, 2009	Corporate Client Group	Individual Client Group	Advisor Services Group	Corporate Items and Eliminations	Total
Intangibles, net	$212.5	$167.0	$—	$—	$379.5
Goodwill, net	$34.6	$29.3	$—	$—	$63.9
Total Assets	$419.4	$279.5	$73.2	$97.2	$869.3

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

NFP was incorporated in Delaware in 1998. NFP’s principal and executive offices are located at 340 Madison Avenue, 20th Floor, New York, New York, 10173 and its telephone number is (212) 301-4000. On NFP’s Web site, www.nfp.com, NFP posts the following filings as soon as reasonably practicable after they are electronically filed or furnished with the Securities and Exchange Commission (the “SEC”): NFP’s annual reports on Form 10-K, NFP’s quarterly reports on Form 10-Q, NFP’s current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All such filings on NFP’s Web site are available free of charge. Information on NFP’s Web site does not constitute part of this report.

Certain percentages within this section may not recalculate precisely based on the numbers presented as those numbers have been rounded to the nearest million. The percentages were calculated based on actual amounts rather than rounded numbers.

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

While the challenging economic environment is showing signs of stabilization, there is uncertainty as to the scope of an economic recovery. Additionally, weak economic conditions during the latter part of 2008 largely continued during 2009 and uncertainty remained through the third quarter of 2010. Financial market volatility and an uncertain economic environment may reduce the demand for the Company’s services or the products the Company distributes and could negatively affect the Company’s results of operations and financial condition.

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

•
Capitalize on the growth of NFP’s attractive target markets.    The trends in the Company’s target corporate and high net worth individual markets provide a strong demographic base for growth. According to available U.S. Census Bureau data, as quoted by the Forbes Insights U.S. Middle Market Outlook 2009, there are approximately 106,000 mid-sized businesses, with revenue of between $25 million and $1 billion. These businesses employ 32 million people and have total revenue of more than $6 trillion. According to Spectrem Group, a financial services industry research and consulting firm, the number of households with net worth, excluding primary residence, in excess of $1 million grew 16% in 2009 compared with 2008. Further, the number of households with net worth, excluding primary residence, in excess of $5 million grew 17% in 2009 compared with 2008. NFP believes that the demand for insurance and financial products and services in these markets will continue to grow. The Company has built its distribution system by attracting advisors targeting these markets, and it expects to grow by expanding its client base and adding additional advisors.

•
Acquire high-quality independent businesses.    NFP anticipates continuing acquisitions and sub-acquisitions that provide recurring revenue and/or strategically complement its existing businesses. NFP believes that opportunities remain for growth through disciplined acquisitions of high quality businesses.

Industry Background

NFP believes that it is well positioned to capitalize on a number of trends in the insurance and financial services industry, including:

•
Activity in employer-sponsored benefits plans. According to the Employee Benefit Research Institute, total spending on employee benefits, excluding retirement benefits, grew from an estimated $494 billion in 2000 to an estimated $770 billion in 2008, accounting for approximately 10% of employers’ total spending on compensation in 2008. Of the $770 billion, approximately 88% was related to health benefits, with the balance spent on other benefits. To augment employer-sponsored plans, many businesses have started to make ancillary benefits products available to their employees, such as individual life, long-term care and disability insurance. NFP believes that these factors will continue to provide the Company with significant growth opportunities. In 2008, a protracted recession occurred and unemployment increased, negatively impacting the results of the CCG in 2008, 2009 and the first quarter of 2010. Additionally, the Patient Protection and Affordable Care Act (“PPACA”) and the Health Care and Education Affordability Reconciliation Act of 2010 (together with PPACA, the “Healthcare Reform Bills”), were signed into law in March 2010. As the economic environment stabilizes, and as the impact of the Healthcare Reform Bills on the CCG is more quantifiable, the Company will seek to further capitalize on opportunities in this market. The CCG accounted for 40.0% of NFP’s revenue for the nine months ended September 30, 2010 and 40.6% of NFP’s revenue for the nine months ended September 30, 2009.

•
Opportunities in the high net worth market. While many households experienced a decrease in personal wealth in 2008, NFP believes that there are still significant opportunities to service the high net worth market. According to Spectrem Group, the number of households with net worth, excluding primary residence, in excess of $1 million grew 16% in 2009 compared with 2008. Further, the number of households with net worth, excluding primary residence, in excess of $5 million grew 17% in 2009 compared with 2008. Also, according to LIMRA, only 36% of surveyed individuals having investable assets in excess of $2.5 million have any type of financial plans in place. As a result of financial planning, 50% of households buy products or place money with the firms or advisors who prepare their households’ financial plans. The ICG accounted for 37.6% of NFP’s revenue for the nine months ended September 30, 2010 and 41.0% of NFP’s revenue for the nine months ended September 30, 2009.

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

Reportable Segments

NFP operates in three segments that provide distinct products and services to corporate and high net worth individual clients: the CCG, the ICG and the ASG. The Company’s main source of revenue from its reportable segments is commissions and fees earned from the sale of products and services. Information with respect to all sources of revenue and income (loss) from operations by reportable segment for the three and nine months ended September 30, 2010 and September 30, 2009, is as follows (in millions):

	Three Months Ended
	September 30, 2010	September 30, 2009
Revenue
Commissions and fees
Corporate Client Group	$94.6	$90.7
Individual Client Group	91.9	97.4
Advisor Services Group	51.0	41.8
Total	$237.5	$229.9

	September 30, 2010	September 30, 2009
Income from operations
Corporate Client Group	$2.9	$8.1
Individual Client Group	(1.6)	8.6
Advisor Services Group	0.9	1.0
Total	$2.2	$17.7

	Nine Months Ended
	September 30, 2010	September 30, 2009
Revenue
Commissions and fees
Corporate Client Group	$279.3	$273.0
Individual Client Group	262.0	274.9
Advisor Services Group	156.3	123.2
Total	$697.6	$671.1

	September 30, 2010	September 30, 2009
Income (loss) from operations
Corporate Client Group	$30.0	$(328.0)
Individual Client Group	6.0	(238.2)
Advisor Services Group	4.6	1.2
Total	$40.6	$(565.0)

Income from operations decreased $15.5 million or 87.3% to $2.2 million for the three month period ended September 30, 2010 from $17.7 million for the three months ended September 30, 2009. This decline in third quarter of 2010 was due to the substantial increase in management fees primarily as a result of the accelerated vesting of certain restricted stock units (“RSUs”) of $13.4 million, and the accrual of $2.9 million relating to the Principal Incentive Plan (the “PIP”). In the third quarter of 2010, excluding the impact of the accelerated vesting of certain RSUs, the Company’s income from operations declined due to the PIP accrual.  Increases in revenue at the CCG and ASG, offset by a decline in revenue at the ICG due to dispositions also contributed to this fluctuation.  In addition, compensation and non-compensation expense increased in the CCG and ASG, offset by corresponding decreases in the ICG. Net income benefited from slight declines in amortization and depreciation costs in the CCG and ICG.

Income from operations increased $605.6 million or 107.2% to $40.6 million for the nine month period ended September 30, 2010 from a loss of $(565.0) million for the nine months ended September 30, 2009. The increase in income from operations was driven by the significant decline in impairments from $612.2 million in the nine months ended September 30, 2009 to $2.9 million for the nine months ended September 30, 2010. The decline in impairments was driven by the significant impairment taken during the three months ended March 31, 2009 that reflected the incorporation of market data, including NFP’s market value which had remained below net book value for a sustained period through March 31, 2009, the performance of the Company in the economic environment in late 2008 through 2009, and discount rates that were risk adjusted to reflect both company-specific and market-based credit spreads and other relevant market data. Among other significant factors, the market value in the prior year period reflected the stressed macroeconomic environment and its impact on the Company’s sales. Excluding the impact of impairments, the Company’s income from operations improved primarily due to increases in revenue at the CCG and ASG and an increase in gain on sale of businesses at the CCG, offset by decreases in revenue at the ICG, due to dispositions. Commission expense remained stable in the CCG and ICG, and the increases in commission payouts at the ASG were commensurate with the increase in revenue.  In addition, compensation expense decreased in each of the three segments, but these declines were more than offset by increases in non-compensation expenses and management fees primarily as a result of the accelerated vesting of certain RSUs. Income from operations in the CCG and ICG also benefited from declines in amortization and depreciation costs.

Corporate Client Group

The CCG is one of the leading corporate benefits advisors in the middle market, offering independent solutions for health and welfare, retirement planning, executive benefits, and property and casualty insurance. The CCG serves corporate clients by providing advisory and brokerage services related to the planning and administration of benefits plans that take into account the overall business profile and needs of the corporate client. The CCG accounted for 40.0% of NFP’s revenue for the nine months ended September 30, 2010 and 40.6% of NFP’s revenue for the nine months ended September 30, 2009. The CCG has organized its operations by region in order to facilitate the sharing of resources and investments among its advisors to address clients’ needs. The CCG operates primarily through its corporate benefits and executive benefits business lines.

The corporate benefits business line accounted for approximately 89.7% of the CCG’s revenue for the nine months ended September 30, 2010 and 89.6% of the CCG’s revenue for the nine months ended September 30, 2009. Generally, corporate benefits are available to a broad base of employees within an organization and include products and services such as group medical and disability insurance, group life insurance and retirement planning. The corporate benefits business line consists of both retail and wholesale benefits operations. These businesses have access to advanced benchmarking and analysis tools and comprehensive support services which are provided to both NFP-owned businesses and non-owned entities that pay membership fees to NFP Benefits Partners. NFP Benefits Partners is a division of NFP Insurance Services, Inc. (“NFPISI”), a licensed insurance agency and an insurance marketing organization wholly owned by NFP. For more information about NFPISI, see “—Individual Client Group.”

The executive benefits business line accounted for approximately 10.3% of the CCG’s revenue for the nine months ended September 30, 2010 and 10.4% of the CCG’s revenue for the nine months ended September 30, 2009. Executive benefits products and services provide employers with the ability to establish plans that create or reinstate benefits for highly-compensated employees, typically through non-qualified plans or disability plans. Clients may utilize a corporate-owned life insurance funding strategy to finance future compensation due under these plans. The executive benefits business line consists of NFP-owned businesses and non-owned entities that are members of one of NFP’s marketing and wholesale organizations.

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

Individual Client Group

The ICG is a leader in the delivery of independent life insurance, annuities, long term care and wealth transfer solutions for high net worth individuals. In evaluating their clients’ near-term and long-term financial goals, the ICG’s advisors serve wealth accumulation, preservation and transfer needs, including estate planning, business succession, charitable giving and financial advisory services. The ICG accounted for 37.6% of NFP’s revenue for the nine months ended September 30, 2010 and 41.0% of NFP’s revenue for the nine months ended September 30, 2009. The ICG operates through its marketing organization, PartnersFinancial, its wholesale life brokerage businesses, consisting of Highland Capital Brokerage, Inc. and other NFP-owned brokerage general agencies, as well as through its retail life and investment advisory business lines.

The marketing organization and wholesale life brokerage business line accounted for 54.0% of the ICG’s revenue for the nine months ended September 30, 2010 and 51.0% of the ICG’s revenue for the nine months ended September 30, 2009. Annual fees are paid for membership in PartnersFinancial, a division of NFPISI. PartnersFinancial develops relationships and contracts with selected preferred insurance carriers, earning override commissions when those contracts are used. The ICG is supported by shared service technology investments, product management department, advanced case design team, underwriting advocacy specialists, training and marketing services and other benefits. Highland Capital Brokerage, Inc. has a significant focus on financial institutions, providing point of sale and insurance marketing support. Highland Capital Brokerage, Inc. and the ICG’s other wholesale life brokerage businesses operate through a brokerage general agency model that provides brokers, typically either independent life insurance advisors or institutions, support as needed. The independent life insurance advisors or institutions then distribute life insurance products and services directly to individual clients. The support provided by the wholesale life brokerage businesses may include underwriting, marketing, point of sale, case management, advanced case design, compliance or technical support.

The retail life business line accounted for 30.0% of the ICG’s revenue for the nine months ended September 30, 2010 and 35.0% of the ICG’s revenue for the nine months ended September 30, 2009. The retail life business line provides individual clients with life insurance products and services and consists of NFP-owned businesses.

The ICG’s investment advisory business line accounted for 16.0% of the ICG’s revenue for the nine months ended September 30, 2010 and 14.0% of the ICG’s revenue for the nine months ended September 30, 2009. The ICG’s investment advisory business line provides retail financial services to individual clients. This business line consists of NFP-owned businesses.

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

Advisor Services Group

The ASG serves independent financial advisors whose clients are high net worth individuals and companies by offering broker-dealer and asset management products and services through NFPSI, NFP’s registered investment advisor and independent broker-dealer. The ASG attracts financial advisors seeking to provide clients with sophisticated resources and an open choice of products. The ASG accounted for 22.4% of NFP’s revenue for the nine months ended September 30, 2010 and for 18.4% of NFP’s revenue for the nine months ended September 30, 2009.

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

Acquisitions

NFP anticipates continuing acquisitions and sub-acquisitions, in which an existing NFP-owned business acquires a new entity or book of business, focusing on businesses that provide high levels of recurring revenue that strategically complement its existing businesses. Businesses that supplement the Company’s geographic reach and improve product capabilities across business lines are of particular interest to NFP.

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

At the time of acquisition, the business, the principals, an entity owned by the principals and NFP typically enter into a management agreement. Pursuant to the management agreement, NFP generally has the contractual right to approximately 50% of Target EBITDA, with a priority interest in base earnings. The principals/entity owned by the principals generally have the contractual right to the remaining percentage of Target EBITDA in the form of management fees, once the business achieves a minimum amount of base earnings. Post-acquisition, the principals continue to manage the day-to-day operations of the businesses actively for an initial five-year term, renewable annually thereafter, subject to termination for cause and supervisory oversight as required by applicable law and the terms of the management agreements. The principals also agree to certain non-competition and non-solicitation covenants, as set forth in the management agreement.

In addition to providing an opportunity for increased revenue, sub-acquisitions allow the Company to invest in an established business that has a strong management team and is actively seeking to expand by scaling its infrastructure to support new clients. With a known manager in place, sub-acquisitions generally represent an investment with less risk for the Company. The consideration for a sub-acquisition is typically paid in a mix of up front and contingent cash payments. Since NFP’s formation and through September 30, 2010, NFP has completed 48 sub-acquisitions.

As NFP continues its acquisition and sub-acquisition activity, it may also enter into transactions or joint ventures that fall outside its historical acquisition structure in order to address unique opportunities. For instance, NFP has previously purchased a principal’s economic interest in the management agreement, acquiring a greater economic interest in a transaction. NFP may again purchase all or a portion of such economic interest of other principals in the future through a management agreement buyout, generally resulting in an expense to NFP.

NFP has generally required principals to receive a minimum portion of the acquisition price (typically at least 30%) in the form of NFP common stock. However, in transactions involving institutional sellers, the purchase price typically consisted of substantially all cash. Most acquisitions included a contingent consideration component.

Additional contingent consideration may be paid to the principals upon the satisfaction of certain compounded growth rate thresholds over the three-year period generally following the closing of the acquisition, or over a shorter, negotiated period. NFP has incorporated contingent consideration, or earn-out, provisions into the structure of acquisitions since the beginning of 2001. The earn-out paid is a certain multiple times the original acquired base earnings. Multiples have historically been as low as 0.5 times base earnings to as high as 5.0 times base earnings and are linked to the achievement of certain growth thresholds of Target EBITDA over the earn-out period. The earn-out is typically payable in cash and NFP common stock in proportions that vary among acquisitions. As of September 30, 2010, six acquisitions are within their initial three-year contingent consideration measurement period.

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

In the course of NFP’s operating history, certain businesses have required a change in the economic relationship between NFP and the principals. As of September 30, 2010 and since NFP’s inception, NFP has restructured 64 transactions. These restructures generally result in either temporary or permanent reductions in base and target earnings and/or changes in the ratio of base to target earnings and the principals paying cash, surrendering NFP common stock, issuing notes or other concessions by principals. NFP may restructure transactions in the future as the need arises.

At times, NFP may dispose of businesses, certain divisions within a business or assets for one or more of the following reasons: non-performance, changes resulting in businesses no longer being part of the Company’s core business, change in competitive environment, regulatory changes, the cultural incompatibility of a specific management team with the Company, change of business interests of a principal or other issues personal to a principal. In certain instances, NFP may sell the businesses back to the principal or principals. Principals generally buy back businesses by surrendering all of their NFP common stock and paying cash and/or issuing NFP a note. Through September 30, 2010 and since NFP’s inception, NFP has disposed of 76 businesses. Of these 76 dispositions, 12 were effective for the nine month period ended September 30, 2010. NFP may dispose of businesses in the future as it deems appropriate.

Incentive Plans

NFP views incentive plans as an essential component in compensating principals and as a way to activate growth across the Company. NFP historically incentivized its principals through the ongoing incentive plan, which was established for principals who had completed their contingent consideration period. In 2009, NFP adopted three new incentive plans that included both a cash and equity component (two annual cash-based plans and one long-term equity-based plan) for principals and key employees of its businesses. For a more detailed discussion of NFP’s incentive plans, see “Financial Statements (Unaudited)—Note 10—Commitments and Contingencies.”

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

The market for many life insurance products the Company sells is based in large part on the favorable tax treatment, including the tax-free build up of cash values, that these products receive relative to other financial product alternatives. A change in the tax treatment of the life insurance products the Company sells or a determination by the Internal Revenue Service that certain of these products are not life insurance contracts for federal tax purposes could remove many of the tax advantages policyholders seek in these policies. Similarly, a change in the tax treatment associated with plans and strategies utilizing life insurance, or an adverse determination by the Internal Revenue Service relative to such plans and strategies, could limit the tax advantages associated with the sale of life insurance pursuant to these plans and strategies. If the provisions of the tax code change or new federal tax regulations and Internal Revenue Service rulings are issued in a manner that would make it more difficult for holders of these insurance contracts to qualify for favorable tax treatment, the demand for the life insurance contracts the Company sells could decrease, which may reduce the Company’s revenue and negatively affect its business. Likewise, to the extent the tax treatment associated with the sale of life insurance products is determined to be different than originally anticipated, the Company could be subject to litigation or Internal Revenue Service scrutiny. The Company cannot predict whether changes in the tax treatment, or anticipated tax treatment, of life insurance, or plans or strategies utilizing life insurance, are likely or what the consequences of such changes would ultimately be to the Company.

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") was signed into law.  Although few provisions of the Dodd-Frank Act became effective immediately upon signing, and many of its provisions require the adoption of rules to implement, the Dodd-Frank Act is anticipated to have far-reaching implications on the financial services industry generally and may have an impact on the Company’s operations specifically.  For instance, the Dodd-Frank Act established a Federal Insurance Office in the U.S. Treasury Department to monitor aspects of the insurance industry, subject to some exceptions.  At this time, it is not possible to predict with certainty what impact the Dodd-Frank Act or any other such legislation or changes could have on the Company’s business, financial condition or results of operations.

Employees

As of September 30, 2010, the Company had approximately 2,553 employees. NFP believes that its relations with the Company’s employees are generally satisfactory. None of the Company’s employees is represented by a union.

Overview of the Nine Months Ended September 30, 2010

During the nine months ended September 30, 2010, revenue increased $26.5 million, or 4.0%, to $697.6 million from $671.1 million during the nine months ended September 30, 2009. The revenue increase was driven by the revenue increases within the ASG and CCG of $33.1 million and $6.3 million, respectively, and offset by a revenue decrease of ($12.9) million within the ICG. Net income of approximately $27.3 million for the nine months ended September 30, 2010, increased by $522.5 million from a net loss of ($495.2) million during the nine months ended September 30, 2009. The Company’s net income increased substantially primarily due to the decline in impairments from $612.2 million in the nine months ended September 30, 2009 to $2.9 million for the nine months ended September 30, 2010. The decline in impairments was driven by the significant impairment taken for the nine months ended September 30, 2009 that reflected the incorporation of market data, including NFP’s market value which had remained below net book value for a sustained period in the first quarter of 2009, the performance of the Company in the economic environment in the prior year period, and discount rates that were risk adjusted to reflect both company-specific and market-based credit spreads and other relevant market data. Among other significant factors, the market value in the prior year period reflected the stressed macroeconomic environment and its impact on the Company’s sales. In the third quarter of 2010, excluding the after-tax impact of impairments, the Company’s net income declined.  This decline was due to the substantial increase in management fees primarily as a result of the accelerated vesting of approximately 1.5 million RSUs granted to certain principals, as well as the PIP accrual, offset by an early extinguishment of debt that was part of NFP’s recent recapitalization transactions.  In the third quarter of 2010, excluding the impact of the acceleration, the Company’s income from operations improved due to increases in revenue at the CCG and ASG, and a gain on sale of businesses at the CCG, offset by a decline in revenue at the ICG due to dispositions.  In addition, compensation expense decreased in each of the three segments, but these declines were offset by increases in non-compensation expense.  Net income also benefited from slight declines in amortization and depreciation costs in the CCG and ICG.

The Company earns revenue that consists primarily of commissions and fees earned from the sale of financial products and services to their clients. The Company also incurs commissions and fees expense and compensation and non-compensation expense in the course of earning revenue. NFP pays management fees to non-employee principals and/or certain entities they own based on the financial performance of each respective business. The Company refers to revenue earned by the Company’s businesses less the direct expenses of its businesses and allocated shared expenses associated with shared corporate resources as income (loss) from operations. Income (loss) from operations increased $605.6 million or 107.2% to $40.6 million for the nine months ended September 30, 2010 from a loss from operations of $(565.0) million in the nine months ended September 30, 2009. Excluding the impact of impairments, the Company’s income from operations improved primarily due to an increase in revenues at the CCG and ASG and an increase in gain on sale of businesses at the CCG, offset by decrease in revenue at the ICG, due to dispositions. Commission expense remained stable in the CCG and ICG, with commission expense of $25.9 million and $57.4 million, respectively, for the nine months ended September 30, 2010. This is compared with commission expense of $25.8 million and $57.7 million, respectively, for the nine months ended September 30, 2009.  The increases in commission payouts at the ASG were commensurate with the increase in revenue.  In addition, compensation expense decreased in each of the three segments, but these declines were more than offset by increases in management fees. Net income also benefited from declines in amortization and depreciation costs in the CCG and ICG.

The Company’s operating expenses include commissions and fees, compensation and non-compensation expense, management fees, amortization, depreciation, impairment of intangible assets and (gain) loss on sale of businesses. Compensation expense declined from $199.5 million for the nine months ended September 30, 2009 to $191.1 million for the nine months ended September 30, 2010. Dispositions accounted for $13.2 million of this decline, offset by increases in compensation expense due to salary increases, and increases in headcount. Compensation expense as a percentage of revenue declined from 29.7% for the nine months ended September 30, 2009 to 27.4% for the nine months ended September 30, 2010. Non-compensation expense increased from $113.0 million for the nine months ended September 30, 2009 to $117.1 million for the nine months ended September 30, 2010. Increases in rent and professional fees contributed to this increase, offset by dispositions of $8.1 million.  Non-compensation expense as a percentage of revenue was 16.8% for both the nine months ended September 30, 2009 and the nine months ended September 30, 2010.

Many factors affect the Company’s revenue and profitability, including economic and market conditions, legislative and regulatory developments and competition. Because many of these factors are unpredictable and generally beyond the Company’s control, the Company’s revenue and earnings will fluctuate from year to year and quarter to quarter.

While the challenging economic environment is showing signs of stabilization, there is uncertainty as to the scope of an economic recovery. Additionally, weak economic conditions during the latter part of 2008 largely continued during 2009 and uncertainty remained through the third quarter of 2010. Financial market volatility and uncertain economic environment may reduce the demand for the Company’s services or the products the Company distributes and could negatively affect the Company’s results of operations and financial condition.

Revenue

The Company’s reportable segments generate revenue primarily from the following sources:

•
Corporate Client Group. The CCG earns commissions on the sale of insurance policies and fees for the development, implementation and administration of corporate and executive benefits programs. In the corporate benefits business line, commissions and fees are generally paid each year as long as the client continues to use the product and maintains its broker of record relationship with the Company. Commissions are based on a percentage of revenue but they may also be based on a fee per plan participant. In some cases, such as for the administration of retirement-focused products like 401(k) plans, fees earned are based on the amount of assets under administration or advisement. Generally, in the executive benefits business line, consulting fees are earned relative to the completion of specific client engagements, administration fees are earned throughout the year on policies, and commissions are earned as a calculated percentage of the premium in the year that the policy is originated and during subsequent renewal years, as applicable. The CCG also offers property and casualty insurance brokerage and advisory services for which it earns commissions and fees. NFP believes that these services complement the corporate and executive benefits services provided to the Company’s clients.

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

Although NFP’s operating history is limited, historically the Company earns approximately 65% to 70% of its revenue in the first three quarters of the year and approximately 30% to 35% of its revenue in the fourth quarter. In 2009, NFP earned 29% of its revenue in the fourth quarter. A continued uncertain economic environment may result in a change in this historical pattern for the year ended December 31, 2010, as was the case for the year ended December 31, 2009.

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

Management fees. NFP pays management fees to the principals and/or certain entities they own based on the financial performance of the business they manage. From a cash perspective NFP may advance monthly management fees that have not yet been earned due to the seasonality of the earnings of certain subsidiaries, particularly in the ICG. NFP typically pays a portion of the management fees monthly in advance. Once NFP receives its cumulative preferred earnings, or base earnings, the principals and/or entity the principals own will earn management fees equal to earnings above base earnings up to target earnings. An additional management fee is paid in respect of earnings in excess of target earnings based on the ratio of base earnings to target earnings. For example, if base earnings equal 40% of target earnings, NFP receives 40% of earnings in excess of target earnings and the principals and/or the entities they own receives 60%. A majority of the Company’s acquisitions have been completed with a ratio of base earnings to target earnings of 50%. Management fees also include an accrual for certain performance-based incentive amounts payable under NFP’s ongoing incentive plan, the PIP, the EIP and the BIP. Incentive amounts are paid in a combination of cash and NFP’s common stock.

The Company accounts for stock-based awards to principals as part of management fee expense in the consolidated statements of operations.  Effective June 30, 2010, NFP accounts for stock-based awards granted to principals as liability awards.  Liability classified stock-based compensation is adjusted each reporting period to account for subsequent changes in the fair value of NFP’s common stock.  Prior to June 30, 2010, NFP incorrectly accounted for stock-based awards issued to principals as equity-classified awards, and therefore recognized stock-based compensation based on NFP’s common stock on the date of grant.  The impact of the correction was not material to the prior period financial statements. On September 17, 2010 NFP accelerated the vesting of approximately 1.5 million RSUs granted to certain principals primarily through the 2009 Stock Incentive Plan.  This action resulted in a reduction of NFP’s fully diluted shares, eliminated potential earnings volatility associated with the variable accounting treatment of the principals’ RSUs and resulted in a pre-tax charge of approximately $13.4 million in the third quarter of 2010.

As of September 30, 2010, two NFP-owned businesses have elected to continue to participate in the ongoing incentive plan. For businesses electing to continue to participate in the ongoing incentive plan, in addition to the incentive award, NFP pays an additional cash incentive equal to 50% of the incentive award elected to be received in NFP common stock. This election is made subsequent to the completion of the incentive period. For businesses that began their incentive period prior to January 1, 2005, the principal could elect from 0% to 100% to be paid in NFP’s common stock. No accrual is made for these additional cash incentives until the incentive award is earned and the related election is made. For businesses remaining within the ongoing incentive plan, the principal is required to take a minimum of 30% (maximum of 50%) of the incentive award in NFP common stock. The Company accrues on a current basis for these businesses the additional cash incentive (50% of the stock portion of the award based upon the principal’s election) on the minimum percentage required to be received in company stock. Effective December 31, 2008, NFP has elected to pay all incentives under this plan in cash.

 Management fees may be offset by amounts paid by the principals and/or certain entities they own under the terms of the management contract for capital expenditures, including sub-acquisitions, in excess of $50,000. These amounts may be paid in full or over a mutually agreeable period of time and are recorded as a “deferred reduction in management fees.” Amounts recorded in deferred reduction in management fees are amortized as a reduction in management fee expense generally over the useful life of the asset. The ratio of management fees to adjusted income before management fees (defined below) is dependent on the percentage of total earnings acquired by the Company, the performance of the Company’s businesses relative to base earnings and target earnings, the growth of earnings of the Company’s businesses in the periods after their first three years following acquisition and the ASG’s impact on income from operations and a small number of businesses without a principal, to whom which no management fees are paid. Due to NFP’s priority earnings position, if earnings are below target earnings in a given year, NFP’s share of total earnings would be higher for that year for that business. If a business produces earnings at or above target earnings, NFP’s share of total earnings would be equal to the percentage of the earnings acquired by NFP in the initial transaction, less any percentage due to additional management fees earned under the ongoing incentive plan, PIP or BIP. The Company records share-based payments related to principals as management fees.

The table below summarizes the results of operations of NFP’s reportable segments for the periods presented and uses the following non-GAAP measures: (i) income before management fees, (ii) adjusted income before management fees (iii) management fees as a percentage of adjusted income before management fees and (iv) management fees (excluding accelerated vesting of certain RSUs).

The Company defines income before management fees as income from operations excluding management fees, amortization, depreciation, impairment of intangible assets and the gain or loss on the sale of businesses. Income before management fees is a metric management utilizes in its evaluation of the profitability of an NFP-owned business, before principals receive participation in the earnings.

The Company defines adjusted income before management fees as income before management fees excluding corporate income, which is the allocation of corporate revenue and expenses to businesses where management fees are earned on a standalone basis. The CCG and ICG’s corporate income includes revenue and expense allocations from the Company’s corporate shared services. Since the ASG is primarily comprised of NFPSI, NFP’s registered broker-dealer and investment advisor, an entity for which no management fees are paid and no earnings are shared with principals, all revenue and expenses from the ASG are considered a component of corporate income. The Company does not use these non-GAAP measures to evaluate entities for which no management fees are paid, such as NFPSI. Whether or not a principal participates in the earnings of a business is dependent on the specific characteristics and performance of that business.

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

The Company uses management fees (excluding accelerated vesting of certain RSUs) to show management fees without the one-time impact of the accelerated vesting of certain RSUs on September 17, 2010.  Management fees (excluding accelerated vesting of certain RSUs) as a percentage of adjusted income before management fees is a non-GAAP measure useful to investors because it shows the portion of earnings that would have been paid out to principals but for the disproportionate impact of the one-time accelerated vesting of certain RSUs.

	Corporate Client Group Three Months Ended September 30,		Individual Client Group Three Months Ended September 30,		Advisor Services Group Three Months Ended September 30,		Total Three Months Ended September 30,
	2010	2009	2010	2009	2010	2009	2010	2009
Income from Operations	$2,970	$8,132	$(1,625)	$8,568	$896	$1,007	$2,241	$17,707
Management fees	24,600	17,524	28,866	17,331	—	—	53,466	34,855
Amortization of intangibles	5,402	5,678	2,856	3,297	—	—	8,258	8,975
Depreciation	1,599	1,657	1,065	1,441	353	263	3,017	3,361
Impairment of intangible assets	—	—	—	2,002	—	—	—	2,002
(Gain) on sale of businesses	(125)	(206)	25	(984)	—	—	(100)	(1,190)
Income before management fees	$34,446	$32,785	$31,187	$31,655	$1,249	$1,270	$66,882	$65,710
Corporate income	5,848	5,907	3,628	1,298	(1,249)	(1,270)	8,227	5,935
Adjusted income before management fees	$40,294	$38,692	$34,815	$32,953	$—	$—	$75,109	$71,645

Management fees	24,600	17,524	28,866	17,331	—	—	53,466	34,855
Portion of management fees attributed to the accelerated vesting of certain RSUs	7,394	—	6,001	—	—	—	13,395	—
Management fees as a percentage of adjusted income before management fees	61.1%	45.3%	82.9%	52.6%	NM	NM	71.2%	48.6%
Management fees (excluding accelerated vesting of certain RSUs)	17,206	17,524	22,865	17,331	—	—	40,071	34,855
Management fees (excluding accelerated vesting of certain RSUs) as a % of adjusted income before management fees	42.7%	45.3%	65.7%	52.6%	NM	NM	53.4%	48.6%

NM	indicates the metric is not meaningful

	Corporate Client Group Nine Months Ended September 30,		Individual Client Group Nine Months Ended, September 30,		Advisor Services Group Nine Months Ended September 30,		Total Nine Months Ended September 30,
	2010	2009	2010	2009	2010	2009	2010	2009
Income (loss) from Operations	$30,035	$(328,030)	$6,013	$(238,230)	$4,557	$1,151	$40,605	$(565,109)
Management fees	54,771	46,115	54,879	41,201	—	—	109,650	87,316
Amortization of intangibles	16,003	17,344	8,799	10,401	—	—	24,802	27,745
Depreciation	4,674	5,151	3,345	4,472	1,009	762	9,028	10,385
Impairment of intangible assets	1,931	354,408	970	257,826	—	—	2,901	612,234
(Gain) loss on sale of businesses	(8,287)	130	(1,734)	(1,982)	—	—	(10,021)	(1,852)
Income before management fees	$99,127	$95,118	$72,272	$73,688	$5,566	$1,913	$176,965	$170,719
Corporate income	18,836	20,140	11,928	5,482	(5,566)	(1,913)	25,198	23,709
Adjusted income before management fees	$117,963	$115,258	$84,200	$79,170	$—	$—	$202,163	$194,428

Management fees	54,771	46,115	54,879	41,201	—	—	109,650	87,316
Portion of management fees attributed to the accelerated vesting of certain RSUs	7,394	—	6,001	—	—	—	13,395	—
Management fees as a percentage of adjusted income before management fees	46.4%	40.0%	65.2%	52.0%	NM	NM	54.2%	44.9%
Management fees (excluding accelerated vesting of certain RSUs)	47,377	46,115	48,878	41,201	—	—	96,255	87,316
Management fees (excluding accelerated vesting of certain RSUs) as a % of adjusted income before management fees	40.2%	40.0%	58.1%	52.0%	NM	NM	47.6%	44.9%

NM	indicates the metric is not meaningful

The Company uses adjusted income before management fees, management fees as a percentage of adjusted income before management fees and management fees (excluding accelerated vesting of certain RSUs) to evaluate how much of the reportable segment’s margin and margin growth is being shared with principals. This management fee percentage is a variable, not a fixed, ratio. Management fees as a percentage of adjusted income before management fees will fluctuate based upon the aggregate mix of earnings performance by individual businesses. It is based on the percentage of the Company’s earnings that are acquired at the time of acquisition (as may be adjusted for restructures), the performance relative to NFP’s preferred position in the earnings and the growth of the individual businesses and in the aggregate. Management fees may be higher during periods of strong growth due to the increase in incentive accruals. Higher firm earnings will generally be accompanied by higher incentive accruals. Where business earnings decrease, management fees and management fees as a percentage of adjusted income before management fees may be lower as business’s earnings fall below target and incentive accruals are either reduced or eliminated. In addition, because management fees earned are based on a business’s cumulative performance through the year, to the extent that a business’s performance improves through the year, whether by revenue growth or expense reductions, the management fee as a percentage of adjusted income before management fees may likewise increase through the year. For example, if a business has base earnings and target earnings of $1.0 million and $2.0 million, respectively, and if the business’ cumulative earnings are $0.7 million for the first nine months of the year, no management fee would be earned because the cumulative earnings were below the pro rata base earnings for the three quarters of $0.75 million and the management fee percentage would be zero. In the remaining fourth quarter, if the business was able to achieve cumulative earnings of $2.0 million, the management fee earned would be $1.0 million and the management fee percentage would be equal to approximately 77% for the quarter. Additionally, management fees for the three months ended September 30, 2010 were disproportionately impacted by the one-time accelerated vesting of certain RSUs on September 17, 2010. Further, since NFP retains a cumulative preferred interest in base earnings, the relative percentage of management fees generally decreases as firm earnings decline. For businesses that do not achieve base earnings, principals typically earn no management fee. Thus, a principal generally earns more management fees only when business earnings grow and, conversely, principals earn less when business earnings decline. This structure provides the Company with protection against earnings shortfalls through reduced management fee expense; in this manner the interests of the principals and shareholders remain aligned.

Management uses these non-GAAP measures to evaluate the performance of the CCG and ICG and the results of the Company’s model. This cannot be effectively illustrated using the corresponding GAAP measures as management fees, the impact of the accelerated vesting of certain RSUs and corporate income would be included in these GAAP measures and produce a less meaningful measure for this evaluation. On a reportable segment and individual subsidiary basis, the Company uses these measures to help the Company determine where to allocate corporate and other resources to assist firm principals to develop additional sources of revenue and improve their earnings performance. The Company may assist these businesses in expense reductions, cross selling, providing new products or services, technology improvements, providing capital for sub-acquisitions or coordinating internal mergers. On a macro level, the Company uses these measurements to help it evaluate broad performance of products and services which, in turn, helps shape the Company’s acquisition policy. In recent years, the Company has emphasized acquiring businesses with a higher level of recurring revenue, such as benefits businesses in the CCG, and those which expand the Company’s platform capabilities. The Company also may use these measures to help it assess the level of economic ownership to retain in new acquisitions or existing businesses. Finally, the Company uses these measures to monitor the effectiveness of its incentive plans.

Incentive Plans. For a discussion of incentive plans, please see “Financial Statements (Unaudited)—Note 10—Commitments and Contingencies.”

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

In addition to its evaluation of its reportable segments’ performance, the Company also evaluates the profit it shares with the principals on a reportable segment basis. In order to monitor this it uses the following non-GAAP measures: income before management fees, adjusted income before management fees and management fees as a percentage of adjusted income before management fees. For a reconciliation of these non-GAAP measures to their GAAP counterparts, see “—Overview of the Nine Months Ended September 30, 2010—Operating expenses—Management fees.”

Three months ended September 30, 2010 compared with three months ended September 30, 2009

Corporate Client Group

The CCG accounted for 39.8% of NFP’s revenue for the three months ended September 30, 2010. The CCG is one of the leading corporate benefits advisors in the middle market, offering independent solutions for health and welfare, retirement planning, executive benefits, and property and casualty insurance. The CCG serves corporate clients by providing advisory and brokerage services related to the planning and administration of benefits plans that take into account the overall business profile and needs of the client. The CCG operates primarily through its corporate benefits and its executive benefits business lines.

The financial information below relates to the CCG segment for the periods presented (in millions):

	Three Months Ended September 30,
	2010	2009	$ Change	% Change
Revenue:
Commissions and fees	$94.6	$90.7	$3.9	4.4%

Operating expenses:
Commissions and fees	9.7	8.8	0.9	9.5
Compensation Expense	32.1	31.8	0.3	1.0
Non-compensation operating expense	18.4	17.2	1.2	6.5
Management fees	24.6	17.6	7.0	40.4
Amortization	5.4	5.7	(0.3)	(4.9)
Depreciation	1.6	1.7	(0.1)	(3.5)
Loss on impairment of intangible assets	—	—	—	NM
Gain on sale of businesses	(0.1)	(0.2)	0.1	39.3
Total operating expenses	91.7	82.6	9.1	11.0
Income from operations	$2.9	$8.1	$(5.2)	(63.5%)

Commission expense ratio	10.2%	9.7%
Compensation expense ratio	34.0%	35.1%
Non-compensation operating expense ratio	19.4%	19.0%
Management fees as a percentage of revenue	26.0%	19.3%

NM	indicates the metric is not meaningful

Summary

Income from operations. Income from operations decreased $5.2 million to $2.9 million in the three months ended September 30, 2010 compared with income from operations of $8.1 million for the three months ended September 30, 2009. The decrease in income from operations was largely due to the substantial increase in management fees, as a result of the accelerated vesting of certain RSUs of $7.4 million.  Excluding the impact of the acceleration, income from operations increased due to decreases in amortization and depreciation expense, increases in revenue and gains on sale of businesses, offset by an increase in commissions and fees and non-compensation operating expense.

Revenue

Commissions and fees. Commissions and fees increased $3.9 million, or 4.4%, to $94.6 million in the three months ended September 30, 2010 compared with $90.7 million for the three months ended September 30, 2009. Disposed firms contributed a decline of $4.4 million in revenue.  Existing firms within the CCG saw an increase in revenue which more than offset the decrease from dispositions driven by new clients and product sales, strength in certain specialty benefits, and with medical inflation, which leads to increases in health insurance premiums and the commissions earned from them.

Operating expenses

Commissions and fees. Commissions and fees expense increased $0.9 million, or 9.5%, to $9.7 million in the three months ended September 30, 2010 compared with $8.8 million in the same period last year. The commission expense ratio was 10.2% in the three months ended September 30, 2010 compared with 9.7% in the same period last year. Disposed firms contributed a decline of $0.2 million in commissions and fees.

Compensation expense. Compensation expense increased $0.3 million, or 1.0%, to $32.1 million in the three months ended September 30, 2010 compared with $31.8 million in the same period last year. The compensation expense ratio was 34.0% for the three months ended September 30, 2010 compared with 35.1% in the same period last year. Compensation expense remained flat in both the corporate and executive benefits businesses as increases in headcount offset a decline of $1.3 million relating to dispositions.

Non-compensation expense. Non-compensation expense increased $1.2 million, or 6.5%, to $18.4 million in the three months ended September 30, 2010 compared with $17.2 million in the same period last year. The non-compensation expense ratio was 19.4% for the three months ended September 30, 2010 compared with 19.0% in the same period last year. Non-compensation expense increased primarily due to increases in professional fees and in reserves for promissory notes, offset by a decline of $0.6 million from dispositions.

Management fees. Management fees increased $7.0 million, or 40.4%, to $24.6 million in the three months ended September 30, 2010 compared with $17.6 million in the same period last year. Management fees as a percentage of revenue was 26.0% for the three months ended September 30, 2010 compared with 19.3% in the same period last year. Included in management fees for CCG was $7.4 million of stock-based compensation related to the accelerated vesting of certain RSUs to principals. Adjusted income before management fees for the CCG was $40.3 million, an increase of $1.6 million, or 4.1%, from adjusted income before management fees of $38.7 million for the three months ended September 30, 2009. Management fees as a percentage of adjusted income before management fees increased to 61.1% for the three months ended September 30, 2010 from 45.3% for the three months September 30, 2009. Included in management fees was an increase of $0.6 million due to incentive plans and $8.4 million for stock-based compensation over the prior period, which included the previously-mentioned $7.4 million related to the accelerated vesting of certain RSUs.

Amortization of intangibles. Amortization expense declined $0.3 million, or 4.9%, to $5.4 million in the three months ended September 30, 2010 compared with $5.7 million in the three months ended September 30, 2009. Amortization expense declined as a result of a 4.7% decrease in amortizing intangible assets resulting primarily from dispositions.

Depreciation. Depreciation expense decreased $0.1 million, or 3.5%, to $1.6 million in the three months ended September 30, 2010 compared with $1.7 million in the same period last year. The decrease in depreciation resulted from a decrease in capital expenditures and from dispositions.

Impairment of goodwill and intangible assets. There was no impairment of goodwill and intangible assets for the three months ended September 30, 2010 and 2009.

Loss (gain) on sale of businesses. During the third quarter of 2009, the CCG recognized a net loss from the disposition of one subsidiary and the sale of certain assets of another subsidiary totaling $0.2 million. During the third quarter of 2010, there were no such dispositions.

Individual Client Group

The ICG accounted for 38.7% of NFP’s revenue for the three months ended September 30, 2010. The ICG is a leader in the delivery of independent life insurance, annuities, long term care and wealth transfer solutions for high net worth individuals. In evaluating the clients’ near-term and long-term financial goals, the ICG’s advisors serve wealth accumulation, preservation and transfer needs, including estate planning, business succession, charitable giving and financial advisory services. The ICG operates through its marketing organization, PartnersFinancial, its wholesale life brokerage businesses, consisting of Highland Capital Brokerage, Inc. and other NFP-owned businesses, as well as through its retail life and investment advisory business lines.

The financial information below relates to NFP’s ICG segment for the periods presented (in millions):

	Three Months Ended September 30,
	2010	2009	$ Change	% Change
Revenue:
Commissions and fees	$91.9	$97.4	$(5.5)	(5.7%)

Operating expenses:
Commissions and fees	18.8	18.8	—	—
Compensation Expense	25.9	29.0	(3.1)	(10.6)
Non-compensation operating expense	16.0	17.9	(1.9)	(10.5)
Management fees	28.9	17.3	11.6	66.6
Amortization	2.9	3.3	(0.4)	(13.4)
Depreciation	1.0	1.5	(0.5)	(26.1)
Loss on impairment of intangible assets	—	2.0	(2.0)	(100.0)
Gain on sale of businesses	—	(1.0)	1.0	NM
Total operating expenses	93.5	88.8	4.7	5.3
(Loss) Income from operations	$(1.6)	$8.6	$(10.2)	(119.0%)

Commission expense ratio	20.4%	19.3%
Compensation expense ratio	28.2%	29.8%
Non-compensation operating expense ratio	17.5%	18.4%
Management fees as a percentage of revenue	31.4%	17.8%

NM	indicates the metric is not meaningful

Summary

(Loss) Income from operations. (Loss) Income from operations decreased $10.2 million, or 119.0%, to ($1.6) million in the three months ended September 30, 2010 compared with $8.6 million for the three months ended September 30, 2009. The decrease in (loss) income from operations was due to an increase in management fees as a result of the accelerated vesting of certain RSUs of $6.0 million and additional incentive accruals of $2.3 million.  Dispositions were a significant driver in fluctuations in revenue this quarter within the ICG, as revenue from disposed firms contributed a decline of $6.4 million.  Disposed firms also contributed to declines in commissions and fees expense, compensation expense and non-compensation expense in the amounts of $0.8 million, $2.8 million, and $1.9 million, respectively.

Revenue

Commissions and fees. Commissions and fees decreased $5.5 million, or 5.7%, to $91.9 million, in the three months ended September 30, 2010 compared with $97.4 million for the three months ended September 30, 2009. The majority of the decline was driven by $6.4 million of dispositions.

Operating expenses

Commissions and fees. Commissions and fees expense was $18.8 million for both the three months ended September 30, 2010 and September 30, 2009. The commission expense ratio was 20.4% in the three months ended September 30, 2010 compared with 19.3% in the same period last year. The increase was primarily related to the increase in revenue generated by the ICG’s marketing organization and wholesale life brokerage business line which typically has higher commission payouts than retail life, offset by a decline of $0.8 million relating to dispositions.

Compensation expense. Compensation expense decreased $3.1 million, or 10.6%, to $25.9 million in the three months ended September 30, 2010 compared with $29.0 million in the same period last year. The compensation expense ratio was 28.2% for the three months ended September 30, 2010 compared with 29.8% in the same period last year. The overall decline in compensation expense was primarily driven by the decline in compensation expense from disposed businesses of $2.8 million which was somewhat offset by an increase in compensation expense of $0.1 million at the ICG’s marketing organization and wholesale life brokerage business line.

Non-compensation expense. Non-compensation expense decreased $1.9 million, or 10.5%, to $16.0 million in the three months ended September 30, 2010 compared with $17.9 million in the same period last year. The non-compensation expense ratio was 17.5% for the three months ended September 30, 2010 compared with 18.4% in the same period last year. The decline in non-compensation expense was primarily a result of $1.9 million from disposed businesses. This decline was offset by an increase in non-compensation expense from the ICG’s marketing organization and wholesale life brokerage business line of $0.2 million.

Management fees. Management fees increased $11.6 million, or 66.6%, to $28.9 million in the three months ended September 30, 2010 compared with $17.3 million in the same period last year. The increase in management fees is the result of the accelerated vesting of certain RSUs of $6.0 million and incentive accruals of $2.3 million. Management fees as a percentage of revenue was 31.4% for the three months ended September 30, 2010 compared with 17.8% in the same period last year. Management fees as a percentage of adjusted income before management fees was 52.6% for the three months ended September 30, 2009 and 82.9% for the three months ended September 30, 2010. Adjusted income before management fees for the ICG increased $1.9 million, or 5.8%, from $33.0 million for the three months ended September 30, 2009 to $34.8 million for the three months ended September 30, 2010.

Amortization of intangibles. Amortization expense declined $0.4 million, or 13.4%, to $2.9 million in the three months ended September 30, 2010 compared with $3.3 million in the three months ended September 30, 2009. Amortization expense declined as a result of a 9.4% decrease in amortizing intangible assets resulting primarily from dispositions.

Depreciation. Depreciation expense decreased $0.5 million, or 26.1%, to $1.0 million in the three months ended September 30, 2010 compared with $1.5 million in the same period last year. The decrease in depreciation resulted from a decrease in capital expenditures and from dispositions.

Impairment of goodwill and intangible assets. There was no impairment of goodwill and intangible assets for the three months ended September 30, 2010 compared with $2.0 million in the prior year corresponding period.

Loss (gain) on sale of businesses. There were no dispositions during the three months ended September 30, 2010. During the third quarter of 2009, the ICG recognized a net gain from the disposition of six businesses and the sale of certain assets of another subsidiary totaling less than $1.0 million.

Advisor Services Group

The ASG accounted for 21.5% of NFP’s revenue for the three months ended September 30, 2010. The ASG serves independent financial advisors whose clients include high net worth individuals and companies by offering broker-dealer and asset management products and services. The ASG attracts financial advisors seeking to provide clients with sophisticated resources and an open choice of products. The ASG has developed relationships with product manufacturers, clearing firms, custodians, data consolidators, service providers, and technology platforms to build a suite of service offered to the financial advisors and clients of ASG.

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

The financial information below relates to NFP’s ASG segment for the periods presented (in millions):

	Three Months Ended September 30,
	2010	2009	$ Change	% Change
Revenue:
Commissions and fees	$51.0	$41.8	$9.2	21.8%

Operating expenses:
Commissions and fees	42.2	35.4	6.8	19.6
Compensation Expense	4.1	3.8	0.3	5.0
Non-compensation operating expense	3.4	1.4	2.0	150.9
Management fees	—	—	—	NM
Amortization	—	—	—	NM
Depreciation	0.4	0.2	0.2	34.2
Loss on impairment of intangible assets	—	—	—	NM
Loss (gain) on sale of businesses	—	—	—	NM
Total operating expenses	50.1	40.8	9.3	22.6
Income from operations	$0.9	$1.0	$(0.1)	(11.0%)

Commission expense ratio	83.0%	84.6%
Compensation expense ratio	7.9%	9.2%
Non-compensation operating expense ratio	6.6%	3.2%
Management fees as a percentage of revenue	0.0%	0.0%

NM	indicates the metric is not meaningful

Summary

Income from operations. Income from operations decreased $0.1 million to $0.9 million in the three months ended September 30, 2010 compared with income from operations of $1.0 million for the three months ended September 30, 2009. The decrease in income from operations is due to an increase in revenue more than offset by increases in compensation expense, commissions and fees expense and non-compensation expense, offset by an increase in revenue.

Revenue

Commissions and fees. Commissions and fees increased $9.2 million, or 21.8%, to $51.0 million in the three months ended September 30, 2010 from $41.8 million in the three months ended September 30, 2009. Results in the ASG were driven by general improvements in the financial markets. Assets under management for the ASG increased 16.1%, to $8.9 billion for the quarter ended September 30, 2010 compared to $7.6 billion for the quarter ended September 30, 2009.

Operating expenses

Commissions and fees. Commissions and fees expense increased $6.8 million, or 19.6%, to $42.2 million in the three months ended September 30, 2010 compared with $35.4 million in the same period last year. The commission expense ratio was 83.0% in the three months ended September 30, 2010 compared with 84.6% in the same period last year. The increase in commissions and fees expense was largely attributable to the increase in revenue.

Compensation expense. Compensation expense increased $0.3 million, or 5.0%, to $4.1 million in the three months ended September 30, 2010 compared with $3.8 million in the same period last year. The compensation expense ratio was 7.9% for the three months ended September 30, 2010 compared with 9.2% in the same period last year.

Non-compensation expense. Non-compensation expense increased $2.0 million, or 150.9%, to $3.4 million in the three months ended September 30, 2010 compared with $1.4 million in the same period last year. The non-compensation expense ratio was 6.6% for the three months ended September 30, 2010 compared with 3.2% in the same period last year. Non-compensation expense increased due to costs associated with enhancements in technology offerings provided to advisors, and a loss associated with terminating a sublease.

Depreciation. Depreciation expense increased $0.2 million, or 34.2%, to $0.4 million in the three months ended September 30, 2010 compared with $0.2 million in the same period last year. The increase in depreciation resulted from increases in capital expenditures for the ASG due to enhancements in technology offerings provided to advisors. As a percentage of revenue, depreciation expense was less than 1% in both the three months ended September 30, 2010 and in the same period last year.

Corporate Items

The financial information below relates to items not allocated to any of NFP’s three reportable segments for the periods presented (in millions):

	Three Months Ended September 30,
(in millions)	2010	2009	$ Change	% Change
Consolidated Income from operations	$2.2	$17.7	$(15.5)	(87.3%)

Interest income	0.9	0.7	0.2	23.6
Interest expense	(5.0)	(5.0)	—	0.0
Gain on early extinguishment of debt	(9.7)	—	9.7	NM
Other, net	2.8	3.4	(0.6)	(16.0)
Non-operating income and expenses, net	8.4	(0.9)	9.3	NM

Income before income taxes	10.6	16.8	(6.2)	(36.4)
Income tax expenses	2.4	6.3	(3.9)	(60.9)
Net income	$8.2	$10.5	$(2.3)	(21.9%)

NM	indicates the metric is not meaningful

Interest income. Interest income increased $0.2 million, or 23.6%, to $0.9 million in the three months ended September 30, 2010 compared with $0.7 million in the three months ended September 30, 2009. Interest income increased slightly mainly due to interest income from an increase in promissory notes entered into by NFP with its principals that were not in place during the corresponding prior year period, primarily due to dispositions.

Interest expense. Interest expense was $5.0 million in the three months ended September 30, 2010 and in the three months ended September 30, 2009.

Gain on early extinguishment of debt. For the three months ended September 30, 2010, NFP recognized a pre-tax gain of approximately $9.7 million related to the tender offer for its 0.75% convertible senior notes (the “2007 Notes”) which expired in July 2010.

Other, net. Other, net decreased $0.6 million, or 16.0%, to $2.8 million in the three months ended September 30, 2010 compared with $3.4 million in the three months ended September 30, 2009. The decline results from the receipt of $1.9 million in proceeds from the settlement of an NFP owned key-person life insurance policy on a principal in the third quarter of 2009.

Income tax expense

Income tax expense. Income tax expense was $2.4 million in the three months ended September 30, 2010 compared with income tax expense of $6.3 million in the same period during the prior year. The effective tax rate in the third quarter of 2010 was 22.9%.  This compares with an effective tax rate of 37.2% in the third quarter of 2009.  The effective tax rate for 2010 was lower primarily as a result of a decrease in unrecognized tax benefits due to settlements with tax authorities and statutes of limitation expirations.

Nine months ended September 30, 2010 compared with nine months ended September 30, 2009

Corporate Client Group

The CCG accounted for 40.0% of NFP’s revenue for the nine months ended September 30, 2010.

The financial information below relates to the CCG segment for the periods presented (in millions):

	Nine Months Ended September 30,
	2010	2009	$ Change	% Change
Revenue:
Commissions and fees	$279.3	$273.0	$6.3	2.3%

Operating expenses:
Commissions and fees	25.9	25.8	0.1	0.4
Compensation Expense	97.5	98.1	(0.6)	(0.5)
Non-compensation operating expense	56.8	54.0	2.8	5.1
Management fees	54.7	46.1	8.6	18.8
Amortization	16.0	17.3	(1.3)	(7.7)
Depreciation	4.7	5.2	(0.5)	(9.3)
Loss on impairment of intangible assets	1.9	354.4	(352.5)	(99.5)
(Gain) loss on sale of businesses	(8.2)	0.1	(8.3)	NM
Total operating expenses	249.3	601.0	(351.7)	(58.5%)
Income (loss) from operations	$30.0	$(328.0)	$358.0

Commission expense ratio	9.3%	9.5%
Compensation expense ratio	34.9%	35.9%
Non-compensation operating expense ratio	20.3%	19.8%
Management fees as a percentage of revenue	19.6%	16.9%

NM	indicates the metric is not meaningful

Summary

Income (loss) from operations. Income from operations increased $358.0 million to $30.0 million in the nine months ended September 30, 2010 compared with a loss from operations of $(328.0) million for the nine months ended September 30, 2009. The increase in income from operations was due to the substantial decline in the level of impairments. Excluding the impact of impairments, income from operations increased as increased revenue and an increase in gain on sale of businesses were offset by an increase in management fees related to the accelerated vesting of certain RSUs of $7.4 million. In addition, while commission expense remained stable and the decline in compensation expense was more than offset by increases in non compensation expense and management fees, primarily due to the accelerated vesting of certain RSUs. Dispositions were also a significant driver in fluctuations within the CCG’s corporate benefits business line as these transactions contributed to a decline in revenue of $10.3 million. Dispositions also contributed $0.9 million to the overall decline in commissions and fees expense, a decline of $3.5 million in compensation expense and a decline of $1.7 million in non-compensation expense.

Revenue

Commissions and fees. Commissions and fees increased $6.3 million, or 2.3%, to $279.3 million in the nine months ended September 30, 2010 compared with $273.0 million for the nine months ended September 30, 2009. Corporate benefits revenue increased approximately $6.1 million or 2.5% from $244.7 million in the nine months ended September 30, 2009 to $250.8 million in the nine months ended September 30, 2010. Disposed firms contributed to a decline of $10.3 million in revenue. The CCG saw an increase in revenue, which more than offset the decrease from dispositions, driven by new clients and product sales, strength in certain specialty benefits, and medical inflation, which leads to increases in health insurance premiums and the commissions earned from them.

Operating expenses

Commissions and fees. Commissions and fees expense increased $0.1 million, or 0.4%, to $25.9 million in the nine months ended September 30, 2010 compared with $25.8 million in the same period last year. The commission expense ratio was 9.3% in the nine months ended September 30, 2010 compared with 9.5% in the same period last year. Dispositions contributed a decline of $0.9 million in commissions and fees.

Compensation expense. Compensation expense decreased $0.6 million, or 0.5%, to $97.5 million in the nine months ended September 30, 2010 compared with $98.1 million in the same period last year. The compensation expense ratio was 34.9% for the nine months ended September 30, 2010 compared with 35.9% in the same period last year. Compensation expense declined by $0.5 million, due to dispositions, offset by increases in headcount and in employee-earned commissions.

Non-compensation expense. Non-compensation expense increased $2.8 million, or 5.1%, to $56.8 million in the nine months ended September 30, 2010 compared with $54.0 million in the same period last year. The non-compensation expense ratio was 20.3% for the nine months ended September 30, 2010 compared with 19.8% in the same period last year. Non-compensation expense increased primarily due to a $1.9 million loss and related expenses recognized in 2010 on the sublet of office space for one of the CCG’s executive benefits businesses, as well as increases in referral fees and conference expenses.

Management fees. Management fees increased $8.6 million, or 18.8%, to $54.7 million in the nine months ended September 30, 2010 compared with $46.1 million in the same period last year. Management fees as a percentage of revenue was 19.6% for the nine months ended September 30, 2010 compared with 16.9% in the same period last year. Included in management fees was $7.4 million of stock based compensation relating to the accelerated vesting of certain RSUs. Adjusted income before management fees was $118.0 million, an increase of $2.7 million, or 2.3%, from adjusted income before management fees of $115.3 million for the nine months ended September 30, 2009. Management fees as a percentage of adjusted income before management fees increased to 46.4% for the nine months ended September 30, 2010 from 40.0% for the nine months ended September 30, 2009. Included in the increase in management fees was an increase of $1.0 million due to incentive plans and $9.2 million for stock-based compensation over the prior period.

Amortization of intangibles. Amortization expense declined $1.3 million, or 7.7%, to $16.0 million in the nine months ended September 30, 2010 compared with $17.3 million in the nine months ended September 30, 2009. Amortization expense declined as a result of a 5.1% decrease in amortizing intangible assets resulting primarily from dispositions and impairments.

Depreciation. Depreciation expense decreased $0.5 million, or 9.3%, to $4.7 million in the nine months ended September 30, 2010 compared with $5.2 million in the same period last year. The decrease in depreciation resulted from a decrease in capital expenditures and from dispositions.

Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets decreased $352.5 million to $1.9 million in the nine months ended September 30, 2010 compared with $354.4 million in the prior year period.  The decline in impairments was driven by the significant impairment in the first quarter of 2009 as compared with the nine months ended September 30, 2010. The impairment taken for the nine months ended September 30, 2009 reflected the incorporation of market data, including NFP’s market value which had remained below net book value for a sustained period, the performance of the Company in the economic environment in the prior year period, and discount rates that were risk adjusted to reflect both company-specific and market-based credit spreads and other relevant market data. Among other significant factors, the market value in the prior year period reflected the stressed macroeconomic environment and its impact on the Company’s sales.

Loss (gain) on sale of businesses. During the nine months ended September 30, 2010, the Company recognized a gain on sale of businesses totaling $8.2 million. During the nine months ended September 30, 2010, the Company disposed three subsidiaries and contributed certain assets of a wholly-owned subsidiary to a newly formed entity in exchange for preferred units.  The contribution of assets resulted in a deconsolidation and remeasurement of the Company’s retained investment for an overall gain of $9.2 million.  During the nine months ended September 30, 2009, the CCG recognized a net loss from the disposition of two subsidiaries and the sale of certain assets of another subsidiary totaling $0.1 million.

Individual Client Group

The ICG accounted for 37.6% of NFP’s revenue for the nine months ended September 30, 2010.

The financial information below relates to NFP’s ICG segment for the periods presented (in millions):

	Nine Months Ended September 30,
	2010	2009	$ Change	% Change
Revenue:
Commissions and fees	$262.0	$274.9	$(12.9)	(4.7%)

Operating expenses:
Commissions and fees	57.4	57.7	(0.3)	(0.6)
Compensation Expense	82.0	89.0	(7.0)	(7.9)
Non-compensation operating expense	50.4	54.5	(4.1)	(7.6)
Management fees	54.9	41.2	13.7	33.2
Amortization	8.8	10.4	(1.6)	(15.4)
Depreciation	3.3	4.5	(1.2)	(25.2)
Loss on impairment of intangible assets	1.0	257.8	(256.8)	(99.6)
Gain on sale of businesses	(1.8)	(2.0)	0.2	(12.5)
Total operating expenses	256.0	513.1	(257.1)	(50.1)
Income (loss) from operations	$6.0	$(238.2)	$244.2	(102.5%)

Commission expense ratio	21.9%	21.0%
Compensation expense ratio	31.3%	32.4%
Non-compensation operating expense ratio	19.2%	19.8%
Management fees as a percentage of revenue	20.9%	15.0%

NM	indicates the metric is not meaningful

Summary

Income (loss) from operations. Income from operations increased $244.2 million to $6.0 million in the nine months ended September 30, 2010 compared with a loss of $238.2 million for the nine months ended September 30, 2009. The increase in income from operations was due to the substantial decline in the level of impairments. Excluding the impact of impairments, income from operations decreased due to a decrease in revenue and an increase in management fees, due to the accelerated vesting of certain RSUs of $6.0 million and incentive accruals of $0.5 million, all of which was offset by decreases in commissions and fees, compensation expense, non-compensation operating expense, amortization, and depreciation.  Dispositions were a significant driver in fluctuations this quarter within the ICG’s retail life and investment advisory business lines as revenue from disposed firms contributed a decline of $20.0 million to the overall revenue decline. Disposed firms also contributed to declines in commissions and fees expense, compensation expense and non-compensation expense in amounts of $3.0 million, $9.7 million, and $6.4 million, respectively.

Revenue

Commissions and fees. Commissions and fees decreased $12.9 million, or 4.7%, to $262.0 million, in the nine months ended September 30, 2010 compared with $274.9 million for the nine months ended September 30, 2009. The majority of the decline was driven by $20.0 million of dispositions.

Operating expenses

Commissions and fees. Commissions and fees expense decreased $0.3 million, or 0.6%, to $57.4 million in the nine months ended September 30, 2010 compared with $57.7 million in the same period last year. The commission expense ratio was 21.9% in the nine months ended September 30, 2010 compared with 21.0% in the same period last year. The decrease corresponded to the decline in commissions and fees of $3.0 relating to dispositions, offset by an increase in revenue generated by the wholesale life brokerage businesses which typically have higher commission payouts than retail life.

Compensation expense. Compensation expense decreased $7.0 million, or 7.9%, to $82.0 million in the nine months ended September 30, 2010 compared with $89.0 million in the same period last year. The compensation expense ratio was 31.3% for the nine months ended September 30, 2010 compared with 32.4% in the same period last year. The overall decline in compensation expense was primarily driven by the decline in compensation expense from disposed businesses of $9.7 million which was somewhat offset by an increase in compensation expense of $2.6 million at the ICG’s marketing organization and wholesale life brokerage business line.

Non-compensation expense. Non-compensation expense decreased $4.1 million, or 7.6%, to $50.4 million in the nine months ended September 30, 2010 compared with $54.5 million in the same period last year. The non-compensation expense ratio was 19.2% for the nine months ended September 30, 2010 compared with 19.8% in the same period last year. The decline in non-compensation expense was primarily a result of $6.4 million from disposed businesses. This decline was offset by an increase in non-compensation expense from ICG’s retail life business line of $1.4 million primarily due to an increase in reserves for  promissory notes.

Management fees. Management fees increased $13.7 million, or 33.2%, to $54.9 million in the nine months ended September 30, 2010 compared with $41.2 million in the same period last year. Management fees as a percentage of revenue was 20.9% for the nine months ended September 30, 2010 compared with 15.0% in the same period last year. Management fees as a percentage of adjusted income before management fees was 52.0% for the nine months ended September 30, 2009 and 65.2% for the nine months ended September 30, 2010. Adjusted income before management fees for the ICG increased $5.0 million, or 6.3%, from $79.2 million for the nine months ended September 30, 2009 to $84.2 million for the nine months ended September 30, 2010.  The increase in management fees was primarily driven by the investment advisory business line and the marketing organization and wholesale life brokerage business line. Included in the increase in management fees was an increase of $7.8 million for stock-based compensation, and an increase in incentive plan accruals of $0.5 million over the prior period. Included in the increase of $7.8 million for stock-based compensation was $6.0 million related to the accelerated vesting of certain RSUs during the third quarter of 2010.

Amortization of intangibles. Amortization expense declined $1.6 million, or 15.4%, to $8.8 million in the nine months ended September 30, 2010 compared with $10.4 million in the nine months ended September 30, 2009. Amortization expense declined as a result of a 12.1% decrease in amortizing intangible assets resulting primarily from dispositions and impairments.

Depreciation. Depreciation expense decreased $1.2 million, or 25.2%, to $3.3 million in the nine months ended September 30, 2010 compared with $4.5 million in the same period last year. The decrease in depreciation resulted from a decrease in capital expenditures and from dispositions.

Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets decreased $256.8 million to $1.0 million in the nine months ended September 30, 2010 compared with $257.8 million in the prior year corresponding period. The decline in impairments was driven by the significant impairment in the first quarter of 2009 as compared with the nine months ended September 30, 2010. The impairment taken for the nine months ended September 30, 2009 reflected the incorporation of market data, including NFP’s market value which had remained below net book value for a sustained period, the performance of the Company in the economic environment in the prior year period, and discount rates that were risk adjusted to reflect both company-specific and market-based credit spreads and other relevant market data. Among other significant factors, the market value in the prior year period reflected the stressed macroeconomic environment and its impact on the Company’s sales.

Loss (gain) on sale of businesses. During the nine months ended September 30, 2010, the Company recognized a net gain from the disposition of seven subsidiaries and the sale of certain assets of another subsidiary totaling $1.8 million. During the nine months ended September 30, 2009, the ICG recognized a net gain from the disposition of thirteen subsidiaries and the sale of certain assets of three subsidiaries totaling $2.0 million.

Advisor Services Group

The ASG accounted for 22.4% of NFP’s revenue for the nine months ended September 30, 2010.

The financial information below relates to NFP’s ASG segment for the periods presented (in millions):

	Nine Months Ended September 30,
	2010	2009	$ Change	% Change
Revenue:
Commissions and fees	$156.3	$123.2	$33.1	26.9%

Cost of services:
Commissions and fees	129.2	104.4	24.8	23.7
Compensation Expense	11.6	12.4	(0.8)	(6.6)
Non-compensation operating expense	9.9	4.5	5.4	124.0
Management fees	—	—	—	NM
Amortization	—	—	—	NM
Depreciation	1.0	0.7	0.3	32.4
Loss on impairment of intangible assets	—	—	—	NM
Loss (gain) on sale of businesses	—	—	—	NM
Total cost of services	151.7	122.0	29.7	24.4
Income from operations	$4.6	$1.2	$3.4	295.9

Commission expense ratio	82.6%	84.8%
Compensation expense ratio	7.4%	10.1%
Non-compensation operating expense ratio	6.4%	3.6%
Management fees as a percentage of revenue	0.0%	0.0%

NM	indicates the metric is not meaningful

Summary

Income from operations. Income from operations increased $3.4 million to $4.6 million in the nine months ended September 30, 2010 compared with $1.2 million for the nine months ended September 30, 2009. The increase in income from operations is due to an increase in revenue and a decline in compensation expense, offset by an increase in commissions and fees expense and non-compensation expense.

Revenue

Commissions and fees. Commissions and fees increased $33.1 million, or 26.9%, to $156.3 in the nine months ended September 30, 2010 from $123.2 million in the nine months ended September 30, 2009. Results in the ASG were driven by general improvements in the financial markets and increased investor confidence. Assets under management for the ASG increased 16.1%, to $8.9 billion for the nine months ended September 30, 2010 compared to $7.6 billion for the nine months ended September 30, 2009.

Operating expenses

Commissions and fees. Commissions and fees expense increased $24.8 million, or 23.7%, to $129.2 million in the nine months ended September 30, 2010 compared with $104.4 million in the same period last year. The commission expense ratio was 82.6% in the nine months ended September 30, 2010 compared with 84.8% in the same period last year. The increase in commissions and fees expense was largely attributable to the increase in revenue.

Compensation expense. Compensation expense decreased $0.8 million, or 6.6%, to $11.6 million in the nine months ended September 30, 2010 compared with $12.4 million in the same period last year. The compensation expense ratio was 7.4% for the nine months ended September 30, 2010 compared with 10.1% in the same period last year. Compensation expense declined commensurate with headcount reductions in the first quarter of 2009.

Non-compensation expense. Non-compensation expense increased $5.4 million, or 124.0%, to $9.9 million in the nine months ended September 30, 2010 compared with $4.5 million in the same period last year. The non-compensation expense ratio was 6.3% for the nine months ended September 30, 2010 compared with 3.6% in the same period last year. Non-compensation expense increased due to costs associated with enhancements in technology offerings provided to advisors.

Depreciation. Depreciation expense increased $0.3 million, or 32.4%, to $1.0 million in the nine months ended September 30, 2010 compared with $0.7 million in the same period last year. The increase in depreciation resulted from increases in capital expenditures for the ASG due to enhancements in technology offerings provided to advisors. As a percentage of revenue, depreciation expense was less than 1% in both the nine months ended September 30, 2010 and in the same period last year.

Corporate Items

The financial information below relates to items not allocated to any of NFP’s three reportable segments for the periods presented (in millions):
	Nine Months Ended September 30,
(in millions)	2010	2009	$ Change	% Change
Consolidated Income (loss) from operations	$40.6	$(565.0)	$605.4	(107.2%)

Interest income	2.6	2.2	0.4	17.6
Interest expense	(14.4)	(15.7)	1.3	(8.1)
Gain on early extinguishment of debt	9.7	—	9.7	NM
Other, net	5.5	11.1	(5.6)	(50.4)
Non-operating income and expenses, net	3.4	(2.4)	5.8	245.2

Income (loss)before income taxes	44.0	(567.4)	611.4	(107.8)
Income tax expense (benefit)	16.7	(72.2)	88.9	(123.2)
Net income (loss)	$27.3	$(495.2)	$522.5	(105.5%)

NM	indicates the metric is not meaningful

Interest income. Interest income increased $0.4 million, or 17.6%, to $2.6 million in the nine months ended September 30, 2010 compared with $2.2 million in the nine months ended September 30, 2009. Interest income increased slightly mainly due to interest income from an increase in promissory notes entered into by NFP with its principals that were not in place during the corresponding prior year period, primarily due to dispositions.

Interest expense. Interest expense decreased $1.3 million, or 8.1%, to $14.4 million in the nine months ended September 30, 2010 compared with $15.7 million in the nine months ended September 30, 2009. The decrease in interest expense was largely a result of a lower average balance on the 2006 Credit Facility (as defined below) for the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009.

Gain on early extinguishment of debt. For the nine months ended September 30, 2010, NFP recognized a pre-tax gain of approximately $9.7 million related to the tender offer for its 2007 Notes which expired in July 2010.

Other, net. Other, net decreased $5.6 million, or 50.4%, to $5.5 million in the nine months ended September 30, 2010 compared with $11.1 million in the nine months ended September 30, 2009. The decline was largely the result from key-person life insurance proceeds of $5.5 million and the receipt of $1.9 million in proceeds from the settlement of an NFP owned key-person life insurance policy on a principal for the nine months ended September 30, 2009.

Income tax expense

Income tax expense (benefit). Income tax expense was $16.7 million in the nine months ended September 30, 2010 compared with income tax (benefit) of $(72.2) million in the same period during the prior year. The effective tax rate in the nine months ended September 30, 2010 was 38.0%.  This compares with an effective tax rate of 12.7% in the nine months ended September 30, 2009, which includes a discrete treatment of tax benefits relating to impairments totaling ($88.1) million.

Liquidity and Capital Resources

Until July 8, 2010, NFP was party to a credit agreement, dated August 22, 2006, with Bank of America, N.A., as administrative agent, and the several lenders from time to time party thereto (as amended, the “2006 Credit Facility”).  On July 8, 2010, NFP terminated the 2006 Credit Facility and entered into a new $225.0 million credit facility governed by the credit agreement among NFP, the lenders party thereto and Bank of America, N.A., as administrative agent (the “2010 Credit Facility”).  See “Financial Statements (Unaudited)—Note 6—Borrowings” for more information about the 2010 Credit Facility.

The Company has historically experienced its highest cash usage during the first quarter of each year as balances due to principals and/or certain entities they own for earned management fees above target earnings are finalized and paid out, more acquisitions are completed and the Company experiences the seasonal revenue and earnings decline at the beginning of the year.  The increase in cash usage during the first quarter of the year historically required increased borrowings.  As the year progresses, cash flow typically improves as earnings increase and acquisition activities moderate.

Historically, this pattern has led to additional borrowings in the first quarter.  However, additional borrowings have not occurred year-to-date for the year beginning January 1, 2010, because cash flow was sufficient to fund management fees to principals of firms that performed in excess of target earnings and the Company did not make any material acquisitions during this period.  This pattern could change to the extent acquisitions or sub-acquisitions increase. The Company utilized cash flow from operations to reduce indebtedness, paying down all principal outstanding and interest due under the 2006 Credit Facility.

For a more detailed discussion of NFP’s borrowings and NFP’s recent recapitalization transactions, see “Financial Statements (Unaudited)—Note 6—Borrowings.”

A summary of the changes in cash flow data is provided as follows:
	Nine Months Ended September 30,
(in thousands)	2010	2009
Net cash flows (used in):
Operating activities	$76,372	$82,994
Investing activities	(3,734)	4,448
Financing activities	(33,747)	(75,979)
Net increase in cash and cash equivalents	38,891	11,463
Cash and cash equivalents – beginning of period	55,994	48,621
Cash and cash equivalents – end of period	$94,885	$60,084

NFP periodically assesses the impact of market developments, including reviewing access to liquidity in the capital and credit markets. Given NFP’s recent recapitalization completed early in the third quarter, the Company anticipates that short/medium-term liquidity and capital needs have currently been addressed, although such needs may change in the future. To the extent that financing needs change due to changing business needs, or to the extent the general economic environment changes, an evaluation of access to the credit markets and capital will be performed. Continuing uncertain conditions in these markets may adversely affect the Company.

Cash and cash equivalents at September 30, 2010 increased $38.9 million from $56.0 million at December 31, 2009 to $94.9 million at September 30, 2010. Significant sources of cash flow in 2010 came from cash received from NFP’s issuance of $125.0 million aggregate principal amount of 4.0% convertible senior notes due June 15, 2017 (the “2010 Notes”), which resulted in proceeds to NFP of $120.3 million, after certain fees and expenses and cash flow provided by operating activities. Significant uses of cash at September 30, 2010 were for the purchase of certain convertible note hedges, entered into concurrently with NFP’s offering of 2010 Notes, of $33.9 million and repayments of the 2006 Credit Facility of $40.0 million.

Operating Activities

During the nine months ended September 30, 2010, cash provided by operating activities was approximately $76.4 million compared with $83.0 million for the nine months ended September 30, 2009.  The decrease was largely due to a decrease in net income adjusted for non-cash charges to $70.2 million for the nine months ended September 30, 2010 from $82.8 million for the nine months ended September 30, 2009.  Included in net income for the nine months ended September 30, 2009 was $5.5 million of cash received for key man life processed and $1.9 million in proceeds from the settlement of an NFP-owned key man life insurance policy.  During the third quarter of 2010, the Company accelerated the vesting of approximately 1.5 million RSUs granted to certain principals primarily through the 2009 Stock Incentive Plan, of which 40% was paid out in cash in the amount of $7.4 million.

Some of the Company’s businesses maintain premium trust accounts, which represent payments collected from policyholders on behalf of carriers. Funds held in these accounts are invested in cash, cash equivalents and securities purchased under resale agreements overnight. At September 30, 2010, the Company had cash, cash equivalents and securities purchased under resale agreements in premium trust accounts listed as fiduciary funds related to premium trust accounts on its balance sheet of $91.1 million, an increase of $15.2 million from the balance of $75.9 million from December 31, 2009. Changes in these accounts are the result of timing of payments collected from insureds on behalf of insurance carriers.

Investing Activities

During the nine months ended September 30, 2010, cash used in investing activities was $3.7 million, which was primarily due to contingent consideration payments of $10.8 million and $9.3 million paid for purchases of property and equipment, offset by $5.6 million in proceeds from the sale of businesses and the release of $10.0 million in restricted cash.  In connection with NFP’s 2010 Credit Facility, NFPSI was no longer required to reserve such restricted cash. During the nine months ended September 30, 2009, cash provided by investing activities was $4.4 million, which came principally from $11.0 million in proceeds received from the disposal of businesses, offset by $4.9 million paid for purchases of property and equipment and approximately $1.6 million paid as payments for acquired firms, net of cash acquired and contingent consideration. For the nine months ended September 30, 2009, the Company paid $2.8 million in cash in connection with contingent consideration.

Financing Activities

During the nine months ended September 30, 2010, cash used in financing activities was approximately $33.8 million, while cash used in financing activities was $76.0 million during the prior year period. Cash provided by financing activities consisted mainly of $120.3 million in net proceeds from the issuance of the 2010 Notes, $21.0 million in proceeds from the sale of warrants entered into concurrently with NFP’s offering of 2010 Notes, and $125.0 million in proceeds from the issuance of long term debt, offset by the purchase of convertible note hedges of $33.9 million, the purchase of the 2007 Notes of $219.7 million, and repayment of outstanding amounts under the 2006 Credit Facility of $40.0 million. During the nine months ended September 30, 2009, cash used in financing activities was $76.0 million, while cash provided by financing activities was $0.5 million during the prior year period. During the nine months ended September 30, 2009, NFP did not borrow any amounts under the 2006 Credit Facility but did repay $73.0 million of its outstanding 2006 Credit Facility balance.

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

During all or a portion of the three months ended September 30, 2010, NFP was party to the following derivative financial instrument transactions to manage or reduce market risk: (i) convertible note hedge and warrant transactions entered into concurrently with NFP’s offering of 2007 Notes (the “2007 Derivatives”) and (ii) convertible note hedge and warrant transactions entered into concurrently with NFP’s offering of 2010 Notes (the “2010 Derivatives”).  Such transactions were entered into to reduce the potential dilutive effect of the conversion features of the 2007 Notes and the 2010 Notes on NFP’s common stock. On July 8, 2010, in connection with the expiration of NFP’s cash tender offer for the 2007 Notes, the 2007 Derivatives were terminated in their entirety for a de minimis amount.

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

 Based on the weighted average borrowings under the 2010 Credit Facility during the nine months ended September 30, 2010, an increase or decrease of 100 basis points change in short-term interest rates would have affected the Company’s income before income taxes by approximately $1.2 million. Based on the weighted average borrowings under the 2006 Credit Facility during the nine months ended September 30, 2009, an increase or decrease of 100 basis points change in short-term interest rates would have affected the Company’s income before income taxes by approximately $1.3 million. Based on the weighted average amount of fiduciary funds related to premium trust accounts during the three months ended September 30, 2010 and 2009, an increase or decrease of 100 basis points change in short-term interest rates would have affected the Company’s income before income taxes by approximately $1.6 million for the nine months ended September 30, 2010 and $1.3 million for the nine months ended September 30, 2009. As further discussed in “Liquidity and Capital Resources,” broad economic and credit market conditions may impact the Company’s access to capital.

During the quarter ended September 30, 2010, NFP entered into a one-month LIBOR interest rate swap, whereby a portion of NFP’s variable rate debt exposure was exchanged for a fixed interest rate.  The interest rate swap is designated as a hedging instrument in a cash flow hedge. For a more detailed discussion of NFP’s one-month LIBOR interest rate swap, see “Financial Statements (Unaudited)—Note 2—Summary of Significant Accounting Policies—Derivative Instruments” and “Financial Statements (Unaudited)—Note 7—Derivative Instruments and Hedging Activities.”

Item 4. Controls and Procedures

As of the end of the period covered by this report, NFP’s management carried out an evaluation, under the supervision and with the participation of NFP’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of NFP’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the CEO and CFO have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. There have been no changes in internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities

Since July 1, 2010 and through September 30, 2010, NFP has issued the following securities:

NFP has issued 112,815 shares of common stock with a value of approximately $0.9 million to principals related to contingent consideration.

Since October 1, 2010 and through November 2, 2010, NFP did not issue any common stock relating to contingent consideration.

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

(c) Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2010 – July 31, 2010	8,529	(a)	$15.20	—	$—
August 1, 2010 – August 31, 2010	60,258	(b)	10.83	—	—
September 1, 2010 – September 30, 2010	19,911	(c)	11.76	—	—
Total	88,698		$11.46	—	$—

(a)	8,529 shares were reacquired relating to the satisfaction of one promissory note.

(b)	12,842 shares were reacquired relating to the satisfaction of two promissory notes. 47,416 shares reacquired relating to the satisfaction of a due from principal.

(c)	9,594 shares were reacquired relating to the satisfaction of three promissory notes. 10,317 shares reacquired relating to the satisfaction of a due from principal.

No gains or losses were recognized on these transactions.

EXHIBIT INDEX

Item 6. Exhibits

Exhibit No.	Description

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Financial Partners Corp.

Signature	Title	Date
/S / JESSICA M. BIBLIOWICZ	Chairman, President and Chief Executive Officer	November 3, 2010
Jessica M. Bibliowicz

/S / DONNA J. BLANK	Executive Vice President and Chief Financial Officer	November 3, 2010
Donna J. Blank

EXHIBIT INDEX

Exhibit No.	Description

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith