Form 10-K
period 2010-12-31
NATIONAL FINANCIAL PARTNERS CORP
filed 2011-02-10
CIK 1183186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2010 was $410,534,423.

The number of outstanding shares of the registrant’s Common Stock, $0.10 par value, as of January 31, 2011, was 43,553,558.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2011 Annual Meeting of Stockholders to be held June 8, 2011 are incorporated by reference in this Form 10-K in response to certain items in Part II and Part III.

NATIONAL FINANCIAL PARTNERS CORP.

Form 10-K

For the Year Ended December 31, 2010

i

Forward-Looking Statements

National Financial Partners Corp. (“NFP”) and its subsidiaries (together with NFP, the “Company”) and their representatives may from time to time make verbal or written statements, including certain statements in this report, which are forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words “anticipate,” “expect,” “intend,” “plan,” “believe,” “estimate,” “may,” “project,” “will,” “continue” and similar expressions of a future or forward-looking nature. Forward-looking statements may include discussions concerning revenue, expenses, earnings, cash flow, impairments, losses, dividends, capital structure, market and industry conditions, premium and commission rates, interest rates, contingencies, the direction or outcome of regulatory investigations and litigation, income taxes and the Company’s operations or strategy.

These forward-looking statements are based on management’s current views with respect to future results. Forward-looking statements are based on beliefs and assumptions made by management using currently-available information, such as market and industry materials, experts’ reports and opinions, and current financial trends. These statements are only predictions and are not guarantees of future performance. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by a forward-looking statement. These risks and uncertainties include, without limitation: (1) NFP’s ability, through its operating structure, to respond quickly to operational, financial or regulatory situations impacting its businesses; (2) the ability of the Company’s businesses to perform successfully following acquisition, including through cross-selling initiatives, and NFP’s ability to manage its business effectively and profitably through its principals and the Company’s reportable segments; (3) any losses that NFP may take with respect to dispositions, restructures or otherwise; (4) an economic environment that results in fewer sales of financial products or services; (5) the impact of the adoption or change in interpretation of certain accounting treatments or policies and changes in underlying assumptions relating to such treatments or policies, which may lead to adverse financial statement results; (6) NFP’s success in acquiring and retaining high-quality independent financial services businesses; (7) the effectiveness or financial impact of NFP’s incentive plans; (8) changes that adversely affect NFP’s ability to manage its indebtedness or capital structure, including changes in interest rates or credit market conditions; (9) adverse developments in the Company’s markets, such as those related to compensation agreements with insurance companies or activities within the life settlements industry, which could result in decreased sales of financial products or services; (10) NFP’s ability to operate effectively within the restrictive covenants of its credit facility; (11) adverse results or other consequences from litigation, arbitration, regulatory investigations or compliance initiatives, including those related to business practices, compensation agreements with insurance companies, policy rescissions or chargebacks, regulatory investigations or activities within the life settlements industry; (12) the impact of capital markets behavior, such as fluctuations in the price of NFP’s common stock, the dilutive impact of capital raising efforts or the impact of refinancing transactions; (13) the impact of legislation or regulations on NFP’s businesses, such as the possible adoption of exclusive federal regulation over interstate insurers, the uncertain impact of legislation regulating the financial services industry, such as the recent Dodd-Frank Wall Street Reform and Consumer Protection Act, the impact of newly-adopted healthcare legislation and resulting changes in business practices, or changes in regulations affecting the value or use of benefits programs, any of which may adversely affect the demand for or profitability of the Company’s services; (14) developments in the availability, pricing, design, tax treatment, or underwriting of insurance products, revisions in mortality tables by life expectancy underwriters or changes in the Company’s relationships with insurance companies; (15) changes in premiums and commission rates or the rates of other fees paid to the Company’s businesses; (16) the reduction of the Company’s revenue and earnings due to the elimination or modification of compensation arrangements, including contingent compensation arrangements and the adoption of internal initiatives to enhance compensation transparency, including the transparency of fees paid for life settlements transactions; (17) the occurrence of adverse economic conditions or an adverse regulatory climate in New York, Florida or California; (18) the loss of services of key members of senior management; (19) the Company’s ability to compete against competitors with greater resources, such as those with greater name recognition; and (20) the Company’s ability to effect smooth succession planning.

ii

Additional factors are set forth in NFP’s filings with the Securities and Exchange Commission (the “SEC”), including this Annual Report on Form 10-K.

Forward-looking statements speak only as of the date on which they are made. NFP expressly disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

iii

PART I

Item 1. Business

Overview

National Financial Partners Corp.

NFP and its benefits, insurance and wealth management businesses provide a full range of advisory and brokerage services to the Company’s clients. NFP serves corporate and high net worth individual clients throughout the United States and in Canada, with a focus on the middle market and entrepreneurs. As of December 31, 2010, the Company operated over 140 businesses.

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

Effective January 1, 2010, NFP organized its businesses into three reportable segments: the Corporate Client Group (the “CCG”), the Individual Client Group (the “ICG”) and the Advisor Services Group (the “ASG”). Periods prior to January 1, 2010 have been restated to reflect this basis of segmentation. The CCG is one of the leading corporate benefits advisors in the middle market, offering independent solutions for health and welfare, retirement planning, executive benefits, and commercial property and casualty insurance. The ICG is a leader in the delivery of independent life insurance, annuities, long term care and wealth transfer solutions for high net worth individuals and includes wholesale life brokerage, retail life and investment advisory services. The ASG, including NFP Securities, Inc. (“NFPSI”), a leading independent broker-dealer and registered investment advisor, serves independent financial advisors whose clients are high net worth individuals and companies by offering broker-dealer and asset management products and services. The ASG attracts financial advisors seeking to provide clients with sophisticated resources and an open choice of products. NFP promotes collaboration among its business lines to provide its clients the advantages of a single coordinated resource to address their corporate and individual benefits, insurance and wealth management planning needs.

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

NFP’s principal and executive offices are located at 340 Madison Avenue, New York, New York, 10173 and the telephone number is (212) 301-4000. On NFP’s Web site, www.nfp.com, NFP posts the following filings as soon as reasonably practicable after they are electronically filed or furnished with the SEC: NFP’s annual reports on Form 10-K, NFP’s quarterly reports on Form 10-Q, NFP’s current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All such filings on NFP’s Web site are available free of charge. Information on NFP’s Web site does not constitute part of this report.

Key Elements of NFP’s Operating Strategy

NFP’s goal is to provide exceptional client service in order to achieve superior long-term returns for its stockholders. To accomplish this goal, NFP focuses on the following key areas:

•

Align business resources. Beginning in late 2009, NFP reorganized to improve the allocation of its resources and the quality and scope of the services provided to the Company’s existing and prospective clients. NFP has organized its businesses into three reportable segments: the CCG, the ICG and the ASG. Operating through this structure allows NFP to more efficiently assess the Company’s performance and align resources within reportable segments. For a detailed discussion of NFP’s reportable segments, see “Note 18—Segment Information” to the Company’s Consolidated Financial Statements contained in this report.

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

Industry Background

NFP believes that it is well positioned to capitalize on a number of trends in the insurance and financial services industry, including:

•

Activity in employer-sponsored benefits plans. According to the Employee Benefit Research Institute, total spending on employee benefits, excluding retirement benefits, grew from an estimated $501 billion in 2000 to an estimated $766 billion in 2009, accounting for approximately 10% of employers’ total spending on compensation in 2009. Of the $766 billion, approximately 85% was related to health benefits, with the balance spent on other benefits. To augment employer-sponsored plans, many businesses have started to make ancillary benefits products available to their employees, such as individual life, long-term care and disability insurance. Despite steadily high unemployment rates in the U.S. and potential changes resulting from healthcare reform legislation, NFP believes that the need for employee benefits represents a significant market opportunity.

•

Opportunities in the high net worth market. While many households experienced a decrease in personal wealth in 2008 and 2009, NFP believes that there are still significant opportunities to service the high net worth market. According to Spectrem Group, a financial services industry research and consulting firm, the number of households with net worth, excluding primary residence, in excess of $1 million grew 16% in 2009 compared with 2008. Further, the number of households with net worth, excluding primary residence, in excess of $5 million grew 17% in 2009 compared with 2008. Also, according to LIMRA, only 36% of surveyed individuals having investable assets in excess of $2.5 million have any type of financial plans in place. As a result of financial planning, 50% of households buy products or place money with the firms or advisors who prepare their households’ financial plans. NFP believes this represents a significant market opportunity.

•

Need for asset transfer products. NFP expects the need for insurance and wealth transfer products and services to increase in the future due to the demand for the efficient intergenerational transfer of assets among high net worth individuals. For instance, while legislation passed in December 2010 has established an estate tax rate of 35% with an exclusion of $5 million through 2012, uncertainty remains regarding long-term wealth management strategies. The Company expects that its clients will continue to seek out and to rely on their advisors’ expertise.

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

•

Need for infrastructure in the independent distribution channel. Within the financial services industry, insurance carriers and financial product providers have undergone tremendous consolidation as financial services companies have sought to broaden their business platforms and gain economies of scale. This ongoing consolidation makes it more difficult for advisors in the independent distribution channel to compete and succeed. NFP believes it provides a unique opportunity for entrepreneurs in the independent distribution channel to compete and succeed in a consolidating industry, by offering scale without inhibiting independent options. As consolidation increases, NFP believes the need for expanding product and service offerings, along with an efficient service model, will be increasingly necessary to compete effectively for the Company’s target clients.

Reportable Segments

Corporate Client Group

The CCG is one of the leading corporate benefits advisors in the middle market, offering independent solutions for health and welfare, retirement planning, executive benefits, and property and casualty insurance. The CCG serves corporate clients by providing advisory and brokerage services related to the planning and administration of benefits plans that take into account the overall business profile and needs of the corporate client. The CCG accounted for 39.5%, 40.0%, and 35.2% of NFP’s revenue for the years ended December 31, 2010, 2009, and 2008, respectively. The CCG has organized its operations by region in order to facilitate the sharing of resources and investments among its advisors to address clients’ needs. The CCG operates primarily through its corporate benefits and executive benefits business lines.

The corporate benefits business line accounted for approximately 88.5% of the CCG’s revenue for the years ended December 31, 2010, 2009, and 2008. Generally, corporate benefits are available to a broad base of employees within an organization and include products and services such as group medical and disability insurance, group life insurance and retirement planning. The corporate benefits business line consists of both retail and wholesale benefits operations. These businesses have access to advanced benchmarking and analysis tools and comprehensive support services which are provided to both NFP-owned businesses and non-owned entities that pay membership fees to NFP Benefits Partners. NFP Benefits Partners is a division of NFP Insurance Services, Inc. (“NFPISI”), a licensed insurance agency and an insurance marketing organization wholly owned by NFP. For more information about NFPISI, see “—Individual Client Group.”

The executive benefits business line accounted for approximately 11.7% of the CCG’s revenue for the years ended December 31, 2010, 2009, and 2008. Executive benefits products and services provide employers with the ability to establish plans that create or reinstate benefits for highly-compensated employees, typically through non-qualified plans or disability plans. Clients may utilize a corporate-owned life insurance funding strategy to finance future compensation due under these plans. The executive benefits business line consists of NFP-owned businesses and non-owned entities that pay membership fees for membership in one of NFP’s marketing and wholesale organizations.

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

•    Consolidated billing

•    Consulting, administration and funding analysis for:

•    Non-qualified plans for highly-compensated executives

•    Qualified and non-qualified stock option programs

•    Group term carve-out plans

•    Executive disability programs

•    Consumer health advocacy

•    Enrollment administration

•    Executive compensation consulting

•    Flexible spending administration

•    HIPAA administration

CCG Products	CCG Services

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

Individual Client Group

The ICG is a leader in the delivery of independent life insurance, annuities, long term care and wealth transfer solutions for high net worth individuals. In evaluating their clients’ near-term and long-term financial goals, the ICG’s advisors serve wealth accumulation, preservation and transfer needs, including estate planning, business succession, charitable giving and financial advisory services. The ICG accounted for 38.5%, 42.0%, and 46.8% of NFP’s revenue for the years ended December 31, 2010, 2009, and 2008, respectively. The ICG operates through its marketing organization, PartnersFinancial, its wholesale life brokerage businesses, consisting of Highland Capital Brokerage, Inc. and other NFP-owned brokerage general agencies, as well as through its retail life and investment advisory business lines.

The marketing organization and wholesale life brokerage business line accounted for 52.5%, 49.2%, and 47.5% of the ICG’s revenue for the years ended December 31, 2010, 2009, and 2008, respectively. Annual fees are paid for membership in PartnersFinancial, which develops relationships and contracts with selected preferred insurance carriers, earning override commissions when those contracts are used. The ICG is supported by shared service technology investments, product management department, advanced case design team, underwriting advocacy specialists, training and marketing services. Highland Capital Brokerage, Inc. has a significant focus on financial institutions, providing point of sale and insurance marketing support. Highland Capital Brokerage, Inc. and the ICG’s other wholesale life brokerage businesses operate through a brokerage general agency model that provides brokers, typically either independent life insurance advisors or institutions, support as needed. The independent life insurance advisors or institutions then distribute life insurance products and services directly to individual clients. The support provided by the wholesale life brokerage businesses may include underwriting, marketing, point of sale, case management, advanced case design, compliance or technical support.

The retail life business line accounted for 33.6%, 36.6%, and 39.7% of the ICG’s revenue for the years ended December 31, 2010, 2009, and 2008, respectively. The retail life business line provides individual clients with life insurance products and services and consists of NFP-owned businesses.

The ICG’s investment advisory business line accounted for 13.9%, 14.2%, and 12.8% of the ICG’s revenue for the years ended December 31, 2010, 2009, and 2008, respectively. The ICG’s investment advisory business line provides retail financial services to individual clients. This business line consists of NFP-owned businesses.

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

•    Long term care insurance

•    Managed accounts

•    Mutual funds

•    Private placement variable life insurance

•    Property and casualty insurance (individual)

•    Stocks and bonds

•    Survivorship whole, universal and variable life insurance

•    Term life insurance

•    Alternative investment strategies

•    Asset allocation

•    Asset management

•    Case design

•    Charitable giving planning

•    Closely-held business planning

•    Estate planning

•    Financial planning

•    Investment consulting

•    Life settlements/variable life settlements

•    Retirement distribution

•    Underwriting advocacy

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

Advisor Services Group

The ASG serves independent financial advisors whose clients are high net worth individuals and companies by offering broker-dealer and asset management products and services through NFPSI, NFP’s registered investment advisor and independent broker-dealer. The ASG attracts financial advisors seeking to provide clients with sophisticated resources and an open choice of products. The ASG accounted for 22.0%, of NFP’s revenue for the year ended December 31, 2010 and 18.0% of NFP’s revenue for the years ended December 31, 2009, and 2008.

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

•    Group variable annuities

•    Hedge funds

•    Investment strategist

•    Mutual funds

•    Mutual fund wrap

•    Options

•    Separate account management

•    Stocks and bonds

•    Variable annuities

•    Variable life

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

Revenue generated by the ASG based on assets under management and the volume of securities transactions is influenced by the performance of the financial markets and the economy.

The ASG faces competition from Commonwealth Financial Network, LPL Financial Services, Raymond James Financial, Inc., other independent broker-dealers, wire houses and third-party custodians.

Acquisitions

NFP anticipates continuing acquisitions and sub-acquisitions, in which an existing NFP-owned business acquires a new entity or book of business, focusing on businesses that provide high levels of recurring revenue and strategically complement its existing businesses. Businesses that supplement the Company’s geographic reach and improve product capabilities across business lines are of particular interest to NFP.

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

At the time of acquisition, the business, the principals, an entity owned by the principals and NFP typically enter into a management agreement. Pursuant to the management agreement, NFP generally has the contractual right to approximately 50% of Target EBITDA, with a priority interest in base earnings. The principals/entity owned by the principals generally have the contractual right to the remaining percentage of Target EBITDA in the form of management fees, once the business achieves a minimum amount of base earnings. Post-acquisition, the principals continue to manage the day-to-day operations of the businesses actively for an initial five-year term, renewable annually thereafter, subject to termination for cause and supervisory oversight as required by applicable law and the terms of the management agreements. The principals also agree to certain non-competition and non-solicitation covenants, as set forth in the management agreement, which unless otherwise negotiated, takes effect at the time of a principal’s departure.

In addition to providing an opportunity for increased revenue, sub-acquisitions allow the Company to invest in an established business that has a strong management team and is actively seeking to expand by scaling its infrastructure to support new clients. With a known manager in place, sub-acquisitions generally represent an investment with less risk for the Company. The consideration for a sub-acquisition is typically paid in a mix of up front and contingent cash payments. Since NFP’s formation and through December 31, 2010, NFP has completed 48 sub-acquisitions.

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

Additional contingent consideration may be paid to the principals upon the satisfaction of certain compounded growth rate thresholds over the three-year period generally following the closing of the acquisition, or over a shorter, negotiated period. NFP has incorporated contingent consideration, or earn-out, provisions into the structure of acquisitions since the beginning of 2001. The earn-out paid is a certain multiple times the original acquired base earnings. Multiples have historically been as low as 0.5 times base earnings to as high as 5.0 times base earnings and are linked to the achievement of certain growth thresholds of Target EBITDA over the earn-out period. The earn-out is typically payable in cash and NFP common stock in proportions that vary among acquisitions. As of December 31, 2010, six acquisitions are within their initial three-year contingent consideration measurement period.

For acquisitions that were completed prior to the adoption on January 1, 2009 of accounting guidance related to business combinations, future payments made under these arrangements will be recorded as an adjustment to purchase price when the contingencies are settled. For acquisitions completed after January 1, 2009, in accordance with U.S. generally accepted accounting principles (“GAAP”), contingent consideration amounts were recorded at fair value at the acquisition date and were included on that basis in the purchase price consideration at the time of the acquisition with subsequent adjustments recorded in the statement of operations.

In the course of NFP’s operating history, certain businesses have required a change in the economic relationship between NFP and the principals. As of December 31, 2010 and since NFP’s inception, NFP has restructured 61 transactions. These restructures generally result in either temporary or permanent reductions in base and target earnings and/or changes in the ratio of base to target earnings and the principals paying cash, surrendering NFP common stock, issuing notes or other concessions by principals. NFP may restructure transactions in the future as the need arises.

At times, NFP may dispose of businesses, certain divisions within a business or assets for one or more of the following reasons: non-performance, changes resulting in businesses no longer being part of the Company’s core business, change in competitive environment, regulatory changes, the cultural incompatibility of a specific management team with the Company, change of business interests of a principal or other issues personal to a principal. In certain instances, NFP may sell the businesses back to the principal or principals. Principals generally buy back businesses by surrendering all of their NFP common stock and paying cash and/or issuing NFP a note. Through December 31, 2010 and since NFP’s inception, NFP has disposed of 57 entities and internally consolidated 19 businesses. Of these 57 dispositions, 10 were effective for the year ended December 31, 2010. There were no internal consolidations for the year ended December 31, 2010. NFP may dispose of businesses in the future as it deems appropriate.

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

The Company uses a common payroll system for all employees of NFP-owned businesses. The common payroll system allows NFP to effectively monitor and control new hires, terminations, benefits and any other changes in personnel and compensation because all changes are processed through a central office.

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

Succession Planning

NFP is actively involved in succession planning with respect to the principals of the Company’s businesses, as it is in the Company’s interest to ensure a smooth transition to a successor principal or principals.

Compliance and Ethics

NFP’s company-wide Compliance and Ethics Department was established in 2005 and reports to NFP’s general counsel and chief compliance officer and the Compliance and Ethics Committee. The Compliance and Ethics Committee is comprised of members of the executive management team. NFP’s Compliance and Ethics Department and Compliance and Ethics Committee collaborate on compliance and ethics activities and initiatives. The Compliance and Ethics Department establishes and implements controls and procedures designed to ensure that the Company’s subsidiaries abide by Company policies, applicable laws and regulations.

Incentive Plans

NFP views incentive plans as an essential component in compensating principals and as a way to activate growth across the Company. NFP historically incentivized its principals through the ongoing incentive plan, effective as of January 1, 2002, which was established for principals who had completed their contingent consideration period. In 2009, NFP adopted three new incentive plans that included both a cash and equity component (two annual cash-based plans and one long-term equity-based plan) for principals and key employees of its businesses. During the quarter ended September 30, 2010, NFP introduced a new cash incentive plan for principals, which covers the three-year period from January 1, 2011 through December 31, 2013. For a more detailed discussion of NFP’s incentive plans, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Incentive Plans.”

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

For a discussion of certain regulatory risks facing the Company, see “Risk Factors—Non-compliance with or changes in licensing requirements, laws and regulations applicable to the Company could restrict the Company’s ability to conduct its business;” “Risk Factors—The Company’s business is subject to risks related to legal proceedings and governmental inquiries;” “Risk Factors—Failure to comply with net capital requirements could subject the Company’s wholly-owned broker-dealers to suspension or revocation of their licenses by the SEC or expulsion from FINRA;” and “Risk Factors—A change in the tax treatment of life insurance products the Company sells or a determination that these products are not life insurance contracts for federal tax purposes could reduce the demand for these products, which may reduce the Company’s revenue.”

Employees

As of December 31, 2010, the Company had approximately 2,542 employees. NFP believes that its relations with the Company’s employees are generally satisfactory. None of the Company’s employees are represented by a union.

Item 1A. Risk Factors

The Company’s operating strategy and structure may make it difficult to respond quickly to operational, financial or regulatory issues, which could negatively affect the Company’s financial results.

The Company’s businesses report their results to NFP’s corporate headquarters on a monthly basis. The Company has implemented a consolidated general ledger, cash management and management information systems that allow NFP to monitor the overall performance of its businesses. However, if the Company’s businesses delay reporting results, correcting inaccurate results, or informing corporate headquarters of negative business developments, such as the loss of an important client or relationship, a threatened liability or a regulatory inquiry, NFP may not be able to take action to remedy the situation on a timely basis. This in turn could have a negative effect on the Company’s financial results.

Beginning in 2009, NFP reorganized its businesses into three reportable segments: the CCG, the ICG and the ASG. The reorganization is intended to improve the allocation of the Company’s resources and the quality and scope of the services provided to the Company’s clients. NFP’s failure to facilitate internal growth, cross-selling and other growth initiatives among its businesses may negatively impact the Company’s earnings or revenue growth.

Acquired businesses may not perform as expected. NFP’s dependence on the Company’s principals may limit its ability to manage the Company effectively and profitably.

While the Company intends that acquisitions will improve profitability, past or future acquisitions may not be accretive to earnings or otherwise meet operational or strategic expectations. The failure of businesses to perform as expected at the time of acquisition may have an adverse effect on the Company’s internal earnings and revenue growth rates, and may result in impairment charges and/or generate losses or charges to its earnings if businesses are disposed. Through December 31, 2010, NFP has completed a total of 268 acquisition transactions, including 48 sub-acquisitions. NFP has also disposed of 57 entities and internally consolidated 19 businesses. Through December 31, 2010, NFP has restructured 61 transactions. Recent economic conditions, poor operating performance, the cultural incompatibility of a firm’s management team with the Company, issues specific to a principal, or other circumstances may lead to restructures or increased dispositions, which may lead to losses incurred by the Company.

Most of the Company’s acquisitions result in the acquired business becoming NFP’s wholly-owned subsidiary. The principals enter into management agreements pursuant to which they continue to manage the day-to-day operations of the acquired business. The principals retain responsibility for operations of the acquired business for an initial five-year term, renewable annually thereafter by the principals and/or certain entities they own, subject to termination for cause and supervisory oversight as required by applicable securities and insurance laws and regulations and the terms of the Company’s management agreements. The principals are responsible for ordinary course operational decisions, including personnel, culture and office location. The principals also maintain the primary relationship with clients and in some cases vendors. Unsatisfactory performance by the principals could hinder the Company’s ability to grow and could have a material adverse effect on its business. Although NFP maintains internal controls that allow it to oversee the Company’s operations, and non-ordinary course transactions require NFP’s consent, the Company is exposed to losses resulting from day-to-day decisions of the principals. To the extent that a wholly-owned subsidiary has liabilities or expenses in excess of what it can pay, NFP may be liable for such payment.

A depressed economic environment and its impact on consumer confidence could negatively affect the Company.

Beginning in late 2008, consumer confidence and consumer spending have decreased significantly, and could remain depressed for an extended period. Consumer purchases of the products the Company distributes may decline during periods where disposable income is adversely affected or there is economic uncertainty. The tightening of credit in financial markets also adversely affects the ability of customers to obtain financing for the products and services the Company distributes.

Adverse general economic conditions may cause potential customers to defer or forgo the purchase of products that the Company’s businesses sell. Additionally, the Company’s businesses earn recurring commission revenue on certain products over a period after the initial sale, provided the customer retains the product. Customers may surrender or terminate these products due to a depressed economic environment, ending this recurring revenue. Moreover, insolvencies associated with an economic downturn could adversely affect the Company’s business through the loss of carriers, clients or by hampering the Company’s ability to place business. Further, reduced employee headcount due to widespread layoffs could also impact the Company’s corporate benefits sales. Lower stock prices, associated with a general decline in market conditions, could reduce fees to the Company’s businesses that earn commissions based on assets under management.

General economic and market factors may reduce the size or slow the rate of growth of the Company’s clients. Finally, if the Company’s earnings deteriorate, it is possible that NFP would fail to comply with the terms of its credit facility, which could have a significant impact on the Company.

Changes in the Company’s accounting or reporting assumptions could negatively affect its financial position and operating results.

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

The Company may not be successful in acquiring suitable acquisition candidates, which could adversely affect the Company’s growth.

NFP anticipates continuing acquisitions and sub-acquisitions, focusing on businesses that provide recurring revenue and/or strategically complement its existing businesses. NFP’s acquisition activity may be inhibited in light of economic conditions, and there can be no assurance that the Company’s level of acquisition activity and growth from acquisitions will be consistent with past levels. If the Company is not successful in acquiring suitable acquisition candidates, its business, earnings, revenue and strategies may be adversely affected.

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

Under GAAP, if NFP determines goodwill or intangible assets are impaired, NFP will be required to write down these assets. Any write-down would have a negative effect on the Company’s Consolidated Financial Statements. As of December 31, 2010, goodwill of $60.9 million, net, represented 14.9% of the Company’s total stockholders’ equity. As of December 31, 2010, other intangible assets, including book of business, management contracts, institutional customer relationships and trade name, of $337.8 million, net, represented 82.8% of the Company’s total stockholders’ equity.

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

For the years ended December 31, 2009 and 2008, the Company recorded impairment losses of $591.5 million, and $35.0 million, respectively, related to goodwill and trade name, which is reflected in the consolidated statements of operations. For the year ended December 31, 2010, no such impairment was recorded. For the years ended December 31, 2010, 2009, and 2008, the Company recorded impairment losses of $2.9 million, $27.0 million, and $6.3 million respectively, related to management contract and book of business, which is reflected in the consolidated statements of operations. For more detail regarding impairments, see “Note 15—Goodwill and other intangible assets” to the Company’s Consolidated Financial Statements contained in this report. Additionally, significant impairment charges may impact compliance with the financial covenants of NFP’s credit facility.

Principal incentive plans may not have their intended effect.

NFP views incentive plans as an essential component in compensating principals and as a way to activate growth across the Company. NFP historically incentivized its principals through the ongoing incentive plan, which was established for principals who had completed their contingent consideration period. In 2009, NFP adopted three new incentive plans, the Annual Principal Incentive Plan, the Business Incentive Plan and the Long-Term Equity Incentive Plan, for principals and key employees of its businesses. During the quarter ended September 30, 2010, NFP introduced a revised Long-Term Incentive Plan. For a more detailed discussion of NFP’s incentive plans, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Incentive Plans.”

While NFP believes that meaningful incentives are an important part of the Company’s operating structure, the financial impact of the principal incentive plans on the Company could be negative. For instance, NFP’s portion of the earnings generated by a particular firm or firms could be higher without the payouts associated with the principal incentive plans. Additionally, the principal incentive plans may not be accurately calibrated to motivate principals, which could have a material adverse effect on the Company’s results of operations and financial condition.

Because the revenue the Company earns on the sale of certain insurance products is based on premiums and commission rates set by insurers, any decreases in these premiums or commission rates could result in revenue decreases for the Company. The decrease in other fees that the Company earns may also impact the Company’s revenue.

The Company is engaged in insurance agency and brokerage activities and derives revenue from commissions on the sale of insurance products to clients that are paid by the insurance underwriters from whom the Company’s clients purchase insurance. Because payments for the sale of insurance products are processed internally by insurance underwriters, the Company may not receive a payment that is otherwise expected in any particular period until after the end of that period, which can adversely affect the Company’s ability to budget for significant future expenditures.

The commission rates are set by insurance underwriters and are based on the premiums that the insurance underwriters charge. Commission rates and premiums can change based on the prevailing economic and competitive factors that affect insurance underwriters. These factors, which are not within the Company’s control, include the capacity of insurance underwriters to place new business, underwriting and non-underwriting profits of insurance underwriters, consumer demand for insurance products, the availability of comparable products from other insurance underwriters at a lower cost and the availability of alternative insurance products, such as government benefits and self-insurance plans, to consumers.

In March 2010, the federal government enacted the Patient Protection and Affordable Care Act (the “PPACA”) and the Health Care and Education Affordability Reconciliation Act of 2010 (together with the PPACA, the “Healthcare Reform Laws”). As a result of new regulations created by the Healthcare Reform Laws as well as other factors, certain insurance carriers have either reduced or eliminated compensation paid to intermediaries. These actions have and will likely continue to cause a reduction in compensation the Company receives from certain carriers. In response to these changes, the Company may modify some of its compensation arrangements such that it receives fees from clients as opposed to commissions from carriers. Fees from clients may be lower than commissions previously received from carriers and some clients may not be receptive to paying fees to intermediaries if the carriers’ premiums are not reduced accordingly. NFP cannot predict the timing or extent of future changes in commission rates, premiums or life settlement and investment advisory fees. Any changes may result in revenue decreases for the Company, which may adversely affect results of operations for the periods in which they occur.

While the Company does not believe it has experienced any significant revenue reductions in the aggregate in its business to date due to these occurrences, the Company is aware of several instances in recent years of insurance underwriters reducing commission payments on certain life insurance and employee benefits products.

Additionally, the elimination or modification of compensation arrangements, including contingent compensation arrangements and the adoption of internal initiatives to enhance compensation transparency, may also result in revenue decreases for the Company.

The Company’s business may be adversely affected by restrictions and limitations under its credit facility. Changes in the Company’s ability to access capital could adversely affect the Company’s operations.

On June 9, 2010, NFP entered into the fourth amendment to the credit agreement, among NFP, the lenders party thereto and Bank of America, N.A., as administrative agent (as amended, the “2006 Credit Facility”). On July 8, 2010, NFP terminated the 2006 Credit Facility and entered into a new $225.0 million credit agreement, among NFP, the lenders party thereto and Bank of America, N.A., as administrative agent (the “2010 Credit Facility”).

As of December 31, 2010, NFP was in compliance with the financial covenants under the 2010 Credit Facility. However, if the Company’s earnings deteriorate, it is possible that NFP would fail to comply with its financial covenants and be in default under the 2010 Credit Facility. Default under the 2010 Credit Facility resulting in its acceleration would, subject to a 30-day grace period, trigger a default under the indenture governing NFP’s $125.0 million principal amount of 4.0% convertible senior notes due June 15, 2017 (the “2010 Notes”). In that case, the trustee under the 2010 Notes or the holders of not less than 25% in principal amount of the 2010 Notes could accelerate their payment. Default under the 2010 Credit Facility would trigger a default under NFP’s convertible note hedge and warrant transactions entered into concurrently with NFP’s offering of 2010 Notes, in which case the applicable counterparties could designate early termination under these instruments.

The restrictions in the 2010 Credit Facility may prevent NFP from taking actions that it believes would be in the best interest of the Company and its stockholders and may make it difficult for NFP to execute its business strategy successfully. Subject to certain exceptions, the 2010 Credit Facility contains covenants that restrict the Company’s ability to, among other things, incur additional indebtedness or guarantees, create liens or other encumbrances on property or grant negative pledges, enter into a merger or similar transaction, sell or transfer certain property, make certain restricted payments or make certain advances or loans. A restrictive covenant limits the total balance of notes outstanding to principals that are entered into in connection with the over-advancement of management fees. To the extent NFP exceeds its covenant limit on the total balance of such notes outstanding, such advances in excess of the limit could impact NFP’s financial results.

NFP may not be able to access capital on acceptable terms, or raise additional capital in the future, which could result in the Company’s inability to achieve operational objectives. Any disruption in NFP’s access to capital could require the Company to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for business needs can be arranged. Such measures could include deferring capital expenditures, acquisitions or other discretionary uses of cash.

Certain events may dilute the ownership interest of existing shareholders.

To the extent NFP issues any shares of common stock upon conversion of the 2010 Notes, the conversion of some or all of the 2010 Notes may dilute the ownership interests of existing shareholders, which may be only partially offset by the convertible note hedge transactions, after settlement of the warrant transactions. The potential issuance of additional shares in connection with future financing activities could adversely impact the price of NFP’s common stock.

The price of NFP’s common stock may fluctuate significantly, which could negatively affect the Company and the holders of NFP’s common stock.

The trading price of NFP’s common stock may be volatile in response to a number of factors, including a decrease in insurance premiums and commission rates, actual or anticipated variations in NFP’s quarterly financial results, changes in financial estimates by securities analysts and announcements by competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments. In addition, financial results may be below the expectations of securities analysts and investors. If this were to occur, the market price of NFP’s common stock could decrease, perhaps significantly. Any volatility or a significant decrease in the market price of NFP’s common stock could also negatively affect the Company’s ability to make acquisitions using its common stock as consideration.

In addition, stock markets have generally experienced a high level of price and volume volatility, and the market prices of equity securities of many listed companies have experienced wide price fluctuations not necessarily related to the operating performance of such companies. These broad market fluctuations may adversely affect the price of NFP’s common stock. In the past, securities class action lawsuits frequently have been instituted against companies following periods of volatility in the market price of such companies’ securities. If any such litigation is initiated against NFP, it could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

The Company’s business is subject to risks related to legal proceedings and governmental inquiries.

The Company is subject to investigations and other claims arising out of its business operations, including actions relating to the suitability of insurance and financial services products and other actions related to the purchase or sale of insurance and investment products and services. In addition, actions and claims against insurance and other financial services companies may result in such companies rescinding the sales of insurance policies or other financial products and seeking to recoup commissions paid to the Company. The outcome of these actions cannot be predicted, and such litigation or actions could have a material adverse effect on the Company’s results of operations and financial condition.

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

There have been a number of revisions to existing, or proposals to modify or enact new, laws and regulations regarding insurance agents and brokers. These actions have imposed or could impose additional obligations on the Company with respect to the insurance and other financial products sold by the Company’s businesses. For instance, the New York Insurance Department promulgated Regulation No. 194, which is effective as of January 1, 2011. Regulation No. 194 does not prohibit producers from accepting contingent commissions as compensation from insurers, but does obligate all insurance producers to abide by certain minimally prescribed uniform standards of compensation disclosure. In addition, some insurance companies have agreed with regulatory authorities to end the payment of contingent commissions on insurance products. A portion of the Company’s commissions or payments from manufacturers of financial services products is based on the volume, consistency and profitability of business generated by the Company. If clients seek alternatives to the Company’s products and services, the volume and consistency of business could decrease, having a negative effect on the Company’s revenue.

During 2004, several of NFP’s subsidiaries received subpoenas and other informational requests from governmental authorities, including the New York Attorney General’s Office, seeking information regarding compensation arrangements, any evidence of bid rigging and related matters. In March 2006, NFP received a subpoena from the New York Attorney General’s Office seeking information regarding life settlement transactions. One of NFP’s subsidiaries received a subpoena seeking the same information. In December 2010, such subsidiary entered into a settlement agreement with the New York Attorney General’s Office regarding life settlement transactions, pursuant to which the Company agreed to the payment of an immaterial amount. Certain changes, if adopted by the Company, the federal government or the states where the Company markets insurance or conducts life settlements or other insurance-related business, could adversely affect the Company’s revenue and financial results. The Company cooperated and will continue to cooperate fully with all governmental agencies.

NFP cannot predict the impact that any new laws, rules or regulations may have on the Company’s business and financial results. Given the current regulatory environment and the number of NFP’s subsidiaries operating in local markets throughout the country, it is possible that the Company will become subject to further governmental inquiries and subpoenas and have lawsuits filed against it. Regulators may raise issues during investigations, examinations or audits that could, if determined adversely, have a material impact on the Company. The interpretations of regulations by regulators may change and statutes may be enacted with retroactive impact, particularly in areas such as accounting or statutory reserve requirements. The Company could also be materially adversely affected by any new industry-wide regulations or practices that may result from these proceedings.

The Company’s involvement in any investigations and lawsuits would cause the Company to incur additional legal and other costs and, if the Company were found to have violated any laws, it could be required to pay fines, damages and other costs, perhaps in material amounts. Regardless of eventual costs, these matters could have a material adverse effect on the Company by exposing it to negative publicity, reputational damage, harm to client relationships, or diversion of personnel and management resources.

Non-compliance with or changes in licensing requirements, laws and regulations applicable to the Company could restrict the Company’s ability to conduct its business.

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

Further, the Company cannot predict the effect of the Healthcare Reform Laws on portions of its business. Many provisions of the Healthcare Reform Laws do not go into effect immediately and may be subject to further adjustments through future legislation. Possible impacts include the reduction or elimination of client healthcare expenditures or postponed expenditure decisions, which could have a significant impact on the commissions that the CCG earns through the sale of healthcare products and services. The adoption of state-based health insurance exchanges, the additional regulatory burden on employers, and the increase in premium costs may reduce the number of employers seeking to provide employer-sponsored coverage for their employees, which could also reduce the demand for the CCG’s services.

The regulation of the financial services industry has also been a focus of lawmakers. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. Although few provisions of the Dodd-Frank Act became effective immediately upon enactment, and many of the law’s provisions require the adoption of rules governing implementation of the law, the Dodd-Frank Act is anticipated to have far-reaching implications on the financial services industry generally and may have an impact on the Company’s operations specifically. For instance, the Dodd-Frank Act established a Federal Insurance Office in the U.S. Treasury Department to monitor aspects of the insurance industry, subject to some exceptions. The Company is unable to predict with certainty what impact the Dodd-Frank Act or any other such legislation could have on the Company’s business, financial condition or results of operations.

Further modification of the federal estate tax could also adversely affect revenue from the Company’s life insurance, wealth transfer and estate planning businesses. Legislation enacted in the spring of 2001 under the Economic Growth and Tax Relief Reconciliation Act of 2001 (“EGTRRA”), increased the size of estates exempt from the federal estate tax and phased in additional increases between 2002 and 2009. EGTRRA also phased in reductions in the federal estate tax rate between 2002 and 2009 and repealed the federal estate tax entirely in 2010. As enacted, EGTRRA has had a modest negative impact on the Company’s revenue from the sale of estate planning services and products including certain life insurance products that are often used to fund estate tax obligations and could have a further negative impact in the future.

As originally enacted, EGTRRA would have reinstated the federal estate tax in 2011 and thereafter, without an increased exemption or reduced tax rate. However, in December 2010, significant legislation was passed to extend or amend certain provisions of EGTRRA, including the establishment of an estate tax rate of 35% with an exclusion of $5.0 million through 2012. Uncertainty remains regarding long-term wealth management strategies. Any additional increases in the size of estates exempt from the federal estate tax, further reductions in the federal estate tax rate or other legislation to permanently repeal the federal estate tax, could have a material adverse effect on the Company’s revenue.

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

State insurance laws grant supervisory agencies, including state insurance departments, broad administrative authority. State insurance regulators and the National Association of Insurance Commissioners (“NAIC”) continually review existing laws and regulations, some of which affect the Company. These supervisory agencies regulate many aspects of the insurance business, including, among other things, the licensing of insurance brokers and agents and other insurance intermediaries, the handling of third-party funds held in a fiduciary capacity, and trade practices, such as marketing, advertising and compensation arrangements entered into by insurance brokers and agents. Regulatory review or the issuance of interpretations of existing laws and regulations may result in the enactment of new laws and regulations that could adversely affect the Company’s operations or its ability to conduct business profitably. The Company is unable to predict whether any such laws or regulations will be enacted and to what extent such laws and regulations would affect its business.

Although the federal government generally does not directly regulate the insurance business, federal initiatives often and increasingly have an impact on the Company’s business in a variety of ways. From time to time, federal measures are proposed which may significantly affect the insurance business, including proposals for exclusive federal regulation over interstate insurers, limitations on antitrust immunity, tax incentives for lifetime annuity payouts and simplification bills affecting tax-advantaged or tax-exempt savings and retirement vehicles. In addition, various forms of direct federal regulation of insurance have been proposed from time to time. NFP cannot predict whether proposals will be adopted, or what impact, if any, such proposals may have on the Company’s business, financial condition or results of operation.

A few of NFP’s subsidiaries, including NFPSI, are registered broker-dealers. The regulation of broker-dealers is performed, to a large extent, by the SEC and self-regulatory organizations, principally the Financial Industry Regulatory Authority (“FINRA”). Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales practices, trading practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure, recordkeeping and the conduct of directors, officers and employees. Continued efforts by market regulators to increase transparency and reduce the transaction costs for investors, such as decimalization and FINRA’s Trade Reporting and Compliance Engine, has affected and could continue to affect the Company’s trading revenue.

Providing investment advice to clients is also regulated on both the federal and state level. Each firm that is a state-regulated investment adviser is subject to regulation under the laws and regulation of the states in which it provides investment advisory services. NFPSI and certain of NFP’s businesses are investment advisers registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”), and certain of NFP’s businesses are regulated by state securities regulators under applicable state securities laws. Each firm that is a federally registered investment adviser is regulated and subject to examination by the SEC. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including disclosure obligations, recordkeeping and reporting requirements, marketing restrictions and general anti-fraud prohibitions. Additionally, changes to Rule 12b-1 under the Investment Company Act of 1940, as amended (the “Investment Company Act”) governing the payment of mutual fund marketing and distribution fees may adversely affect the Company’s financial performance. The failure to comply with the Investment Advisers Act or the Investment Company Act could cause the SEC to institute proceedings and impose sanctions for violations, including censure, termination of an investment adviser’s registration or prohibition to serve as adviser to SEC-registered funds, and could lead to litigation by investors in those funds.

The influence of model acts may also have an impact on the Company. The NAIC Model Act and the National Conference of Insurance Legislators (NCOIL) Model Act are serving as templates for new state proposed legislation relating to life settlement transactions and may have the effect of reducing the number of life settlement transactions generally, which may lead to a decrease in the Company’s revenue. The Company is unable to predict the effect of this legislation on the life settlement industry, which may have the effect of reducing the number of life settlement transactions, which in turn may lead to a decrease in the Company’s revenue.

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

Conditions impacting insurance carriers may also affect the Company.

Regulations affecting the insurance carriers with whom the Company’s brokers place business can affect how the Company conducts its operations. Significant reforms to the manner in which health insurance is distributed in the United States could impact competition, reduce the need for health insurance brokerage services or reduce the demand for health insurance administration, any of which could harm the CCG’s business, operating results and financial condition.

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

The business of providing financial services to high net worth individuals and companies is highly competitive and the Company expects competition to intensify. The Company’s businesses compete for clients on the basis of reputation, client service, program and product offerings and their ability to tailor products and services to meet the specific needs of a client.

The Company actively competes with numerous integrated financial services organizations as well as insurance companies and brokers, producer groups, individual insurance agents, investment management firms, independent financial planners and broker-dealers. Many of the Company’s competitors have greater financial and marketing resources than the Company does and may be able to offer products and services that the Company’s businesses do not currently offer and may not offer in the future. NFP believes, in light of increasing industry consolidation and the regulatory overhaul of the financial services industry, that competition will continue to increase from manufacturers and other marketers of financial services products.

A change in the tax treatment of life insurance products the Company sells or a determination that these products are not life insurance contracts for federal tax purposes could reduce the demand for these products, which may reduce the Company’s revenue.

The market for many life insurance products the Company sells is based in large part on the favorable tax treatment, including the tax-free build up of cash values and the tax-free nature of death benefits that these products receive relative to other investment alternatives. A change in the tax treatment associated with plans and strategies utilizing life insurance, or an adverse determination by the Internal Revenue Service (the “IRS”) relative to such plans and strategies, could remove many of the tax advantages policyholders seek in these policies. In addition, the IRS from time to time releases guidance on the tax treatment of products the Company sells. If the provisions of the tax code were changed or new federal tax regulations and IRS rulings and releases were issued in a manner that would make it more difficult for holders of these insurance contracts to qualify for favorable tax treatment or subject holders to special tax reporting requirements, the demand for the life insurance contracts the Company sells could decrease, which may reduce the Company’s revenue and negatively affect its business.

Under current law, both death benefits and accrual of cash value under a life insurance contract are treated favorably for federal income tax purposes. From time to time, legislation that would affect such tax treatment has been proposed, and sometimes it is enacted. For example, federal legislation that would eliminate the tax-free nature of corporate-owned and bank-owned life insurance in certain narrow circumstances was introduced in 2004 and enacted in 2006. Although the effect of the legislation was mitigated as many of the Company’s businesses, in line with the life insurance industry generally, modified their business practices in advance of this legislation in order to remain eligible for the tax benefits on such insurance acquisitions, there can be no assurance that the Company’s businesses will be able to anticipate and prepare for future legislative changes in a timely manner. In addition, a proposal that would have imposed an excise tax on the acquisition costs of certain life insurance contracts in which a charity and a person other than the charity held an interest was included in the administration’s Fiscal Year 2006 Budget, but the provision was not ultimately enacted. The Pension Protection Act of 2006 requires the U.S. Treasury Department to conduct a study on these contracts, and it is possible that an excise tax or similarly focused provision could be imposed in the future. Such a provision could adversely affect, among other things, the utility of and the appetite of clients to employ insurance strategies involving charitable giving of life insurance policy benefits when the policy is or has been owned by someone other than the charity, and the Company’s revenue from the sale of policies pursuant to such strategies could materially decline.

If the tax treatment associated with the sale of life insurance products is determined to be different than originally anticipated, the Company could be subject to litigation or IRS scrutiny. The Company cannot predict whether changes in the tax treatment, or anticipated tax treatment, of life insurance, or plans or strategies utilizing life insurance, are likely or what the consequences of such changes would ultimately be to the Company.

Changes in the pricing, design or underwriting of products and services the Company sells could adversely affect the Company’s revenue.

Insurance premiums may vary widely based on market conditions, which the Company does not control. Market cycles for insurance product pricing can lead to the Company’s brokerage revenues and profitability to be volatile or lowered for extended periods of time. Additionally, the Company believes that changes in the reinsurance market have made it more difficult for insurance carriers to obtain reinsurance coverage for life insurance, including certain types of financed life insurance transactions. This has caused some insurance carriers to become more conservative in their underwriting and to change the design and pricing of universal life insurance policies, which may reduce their attractiveness to customers. Revisions in mortality tables by life expectancy underwriters could have an additional negative impact on the Company.

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

A decrease in stock prices can have a significant effect on the sale of financial services products that are linked to the stock market, such as variable life insurance, variable annuities, mutual funds and managed accounts. Additionally, a portion of the Company’s earnings is derived from businesses offering financial advisory services, which are typically based on a percentage of assets under management. A decrease in the value of assets under management could lead to a corresponding decrease in the Company’s earnings derived from these businesses.

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

The SEC, FINRA and various other regulatory agencies have stringent laws, regulations and rules with respect to the maintenance of specific levels of net capital by securities brokerage firms. Failure to maintain the required net capital may subject a business to suspension or revocation of registration by the SEC or FINRA, which ultimately could prevent NFPSI or the Company’s other broker-dealers from performing as a broker-dealer. Although the Company’s broker-dealers have compliance procedures in place to ensure that the required levels of net capital are maintained, there can be no assurance that the Company’s broker-dealers will remain in compliance with the net capital requirements. In addition, a change in the net capital rules, the imposition of new rules or any unusually large charge against net capital could limit the operations of NFPSI or the Company’s other broker-dealers, which could harm the Company’s business.

The geographic concentration of the Company’s businesses could leave the Company vulnerable to economic downturns, regulatory changes, or severe climate conditions in those areas, resulting in a decrease in the Company’s revenue.

The Company’s businesses located in New York produced approximately 10.6%, 12.1%, 10.8%, 9.8% and 10.1% of the Company’s revenue for the years ended December 31, 2010, 2009, 2008, 2007, and 2006, respectively. The Company’s businesses located in Florida produced approximately 4.6%, 4.4%, 7.8%, 10.8% and 14.2% of the Company’s revenue for the years ended December 31, 2010, 2009, 2008, 2007, and 2006, respectively. The Company’s businesses located in California produced approximately 6.2%, 6.6%, 8.2%, 9.7% and 11.3% of the Company’s revenue for the years ended December 31, 2010, 2009, 2008, 2007, and 2006, respectively.

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

Businesses in California and Florida may be particularly susceptible to natural disasters, such as earthquakes or hurricanes. To the extent broad environmental factors, triggered by climate change or otherwise, lead to disruptions in business or unexpected relocation costs, the performance of businesses in these regions could be adversely impacted.

The loss of key personnel could negatively affect the Company’s financial results and impair the Company’s ability to implement its business strategy.

The Company’s success substantially depends on its ability to attract and retain key members of NFP’s senior management team and the principals of the businesses. If the Company were to lose one or more of these key employees or principals, its ability to successfully implement its business plan and the value of NFP’s common stock could be materially adversely affected. Jessica M. Bibliowicz, the chairman of NFP’s board of directors, president and chief executive officer, is particularly important to the Company. Although she has an employment agreement, there can be no assurance that she will serve the term of her employment agreement or renew her employment agreement upon expiration. Other than with respect to Ms. Bibliowicz and certain of the Company’s principals, the Company does not maintain key person life insurance policies.

The Company’s business, financial condition and results of operations may be negatively affected by errors and omissions claims.

The Company has significant insurance agency, brokerage, intermediary and life settlement operations as well as securities brokerage and investment advisory operations and activities, and is subject to claims and litigation in the ordinary course of business resulting from alleged and actual errors and omissions in placing insurance, effecting life settlement and securities transactions and rendering investment advice. These activities involve substantial amounts of money. Since errors and omissions claims against NFP’s businesses may allege the Company’s liability for all or part of the amounts in question, claimants may seek large damage awards. These claims can involve significant defense costs. Errors and omissions could include, for example, failure, whether negligently or intentionally, to place coverage or effect securities transactions on behalf of clients, to provide insurance carriers with complete and accurate information relating to the risks being insured or to appropriately apply funds that the Company holds on a fiduciary basis. It is not always possible to prevent or detect errors and omissions, and the precautions the Company takes may not be effective in all cases.

The Company has errors and omissions insurance coverage to protect against the risk of liability resulting from alleged and actual errors and omissions by the Company. Prices for this insurance and the scope and limits of the coverage terms available are dependent on market conditions that are outside of the control of the Company. While the Company endeavors to purchase coverage that is appropriate to its assessment of the Company’s risk, NFP is unable to predict with certainty the frequency, nature or magnitude of claims for direct or consequential damages. Although management does not believe that claims against the Company, either individually or in the aggregate, will materially affect its business, financial condition or results of operations, there can be no assurance that the Company will successfully dispose of or settle these claims or that insurance coverage will be available or adequate to pay the amounts of any award or settlement.

Because clients can withdraw the assets the Company manages on short notice, poor performance of the investment products and services the Company’s businesses recommend or sell may have a material adverse effect on the Company’s business.

The Company’s investment advisory and administrative contracts with their clients are generally terminable upon 30 days’ notice. These clients can terminate their relationship with the Company’s businesses, reduce the aggregate amount of assets under management or shift their funds to other types of accounts with different rate structures for any of a number of reasons, including investment performance, changes in prevailing interest rates, financial market performance and personal client liquidity needs. Poor performance of the investment products and services that the Company’s businesses recommend or sell relative to the performance of other products available in the market or the performance of other investment management firms tends to result in the loss of accounts. The decrease in revenue that could result from such an event could have a material adverse effect on the Company’s business.

The Company’s results of operations could be adversely affected if the Company is unable to facilitate smooth succession planning at its businesses.

NFP seeks to acquire businesses in which the principals are not ready to retire, are motivated to grow earnings and participate in the growth incentives that the Company offers. However, NFP cannot predict with certainty how long the principals of its businesses will continue working. The personal reputation of the principals of the Company’s businesses and the relationships they have are crucial to success in the independent distribution channel. Upon retirement of a principal, a business may be adversely affected if that principal’s successor is not as successful as the original principal. As a result of NFP’s short operating history, succession will be a larger issue for the Company in the future. The Company will attempt to facilitate smooth transitions but if the Company is not successful, the Company’s results of operations could be adversely affected.

The Company’s revenue and earnings may be more exposed than other financial services firms to the revocation or suspension of the licenses or registrations of the Company’s principals because the revenue and earnings of many of the Company’s businesses are largely dependent on the individual production of their respective principals for whom designated successors may not be in place.

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

In the course of providing financial services, certain of the Company’s businesses electronically store personally identifiable information, such as social security numbers, of clients or employees of clients. Breaches in data security or infiltration by unauthorized persons of the Company’s network security could cause interruptions in operations and damage to the Company’s reputation. While the Company maintains policies, procedures and technological safeguards designed to protect the security and privacy of this information, the Company cannot entirely eliminate the risk of improper access to or disclosure of personally identifiable information. Further, despite security measures taken, systems may be vulnerable to physical break-ins, viruses or other disruptive problems. If the Company’s systems or facilities were infiltrated or damaged, the Company’s clients could experience data loss, financial loss and significant business interruption leading to a material adverse effect on the Company’s business, financial condition and results of operations.

NFP may overestimate management fees advanced to principals and/or certain entities they own, which may negatively affect its financial condition and results.

NFP typically advances management fees monthly to principals and/or certain entities they own. NFP sets each principal’s and/or such entity’s management fee amount after estimating how much operating cash flow the business that the principal and/or such entity manages will produce. If the business produces less operating cash flow than what NFP estimated, an overadvance may occur, which may negatively affect the Company’s financial condition and results. Further, since contractually NFP is unable to unilaterally adjust payments to the principals and/or certain entities they own until after a three, six or nine-month calculation period depending on the businesses, NFP may not be able to promptly take corrective measures, such as adjusting the monthly management fee lower or requiring the principal and/or such entity to repay the overadvance within a limited time period. Additionally, a restrictive covenant under NFP’s 2010 Credit Facility limits the total balance of notes outstanding to principals that are entered into in connection with the over-advancement of management fees. To the extent NFP exceeds its covenant limit on the total balance of such notes outstanding, such advances in excess of the limit could impact NFP’s financial results. In addition, if a principal and/or certain entities they own fail to repay an overadvance in a timely manner and any security NFP receives from the principal and/or such entities for the overadvance is insufficient, the Company’s financial condition and results may be negatively affected, which could negatively affect the Company’s results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company leases office space to support its reportable segments. NFP’s corporate headquarters is located at 340 Madison Avenue, New York, New York, where NFP leases three floors. In November 2009, NFP subleased one floor to a third party. NFP and certain of its businesses occupy the remaining two floors. NFPISI and NFPSI occupy office space at 1250 Capital of Texas Highway South, Austin, Texas, where NFPISI leases six floors. NFPISI has subleased a portion of this space to various third parties. Additionally, the Company’s businesses lease properties for use as offices throughout the United States.

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

During 2004, several of NFP’s subsidiaries received subpoenas and other informational requests from governmental authorities, including the New York Attorney General’s Office, seeking information regarding compensation arrangements, any evidence of bid rigging and related matters. In March 2006, NFP received a subpoena from the New York Attorney General’s Office seeking information regarding life settlement transactions. One of NFP’s subsidiaries received a subpoena seeking the same information. In December 2010, such subsidiary entered into a settlement agreement with the New York Attorney General’s Office regarding life settlement transactions, pursuant to which the Company agreed to the payment of an immaterial amount. The Company has cooperated and will continue to cooperate fully with all governmental agencies. Management continues to believe that the resolution of these governmental inquiries will not have a material adverse impact on the Company’s consolidated financial position.

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

Item 4. [Removed and Reserved]

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

NFP’s shares of common stock have been traded on the New York Stock Exchange (“NYSE”) under the symbol “NFP” since NFP’s initial public offering in September 2003. Prior to that time, there was no public market for NFP’s common stock.

On January 31, 2011, the last reported sales price of the common stock was $12.68 per share, as reported on the NYSE. As of January 31, 2011, there were 399 common stockholders of record. These figures do not include stockholders with shares held under beneficial ownership in nominee name, which are estimated to be in excess of 5,885.

The following table sets forth the high and low intraday prices of NFP’s common stock for the periods indicated as reported on the NYSE:

2009	High	Low	Dividends
First Quarter	$4.49	$2.08	$—
Second Quarter	$9.20	$2.95	$—
Third Quarter	$9.40	$5.57	$—
Fourth Quarter	$10.23	$7.33	$—

2010	High	Low	Dividends
First Quarter	$14.89	$8.24	$—
Second Quarter	$17.34	$9.70	$—
Third Quarter	$12.97	$9.15	$—
Fourth Quarter	$14.61	$11.53	$—

NFP’s Board of Directors suspended NFP’s quarterly cash dividend on November 5, 2008. The declaration and payment of future dividends to holders of its common stock will be at the discretion of NFP’s Board of Directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements and other factors as the Board of Directors deems relevant. Additionally, the 2010 Credit Facility contains customary covenants that require NFP to meet certain conditions before making restricted payments such as dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Borrowings—2010 Credit Facility.”

The information set forth under the caption “Equity Compensation Plan Information” in NFP’s definitive proxy statement for its 2011 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

Comparison of Cumulative Five-Year Total Return

	Base Period	Indexed Returns for the Years Ended

Company/Market/Peer Group	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
National Financial Partners	$100.00	$84.88	$89.46	$6.14	$16.33	$27.06
S&P 500 Index	100.00	115.79	122.16	76.96	97.33	111.99
S&P 500 Insurance Brokers Index	100.00	99.30	106.42	101.54	91.21	114.32

Recent Sales of Unregistered Securities

Common Stock

Since January 1, 2011 and through February 10, 2011, NFP has not issued any unregistered securities.

Since January 1, 2010 and through December 31, 2010, NFP has issued 648,394 shares of NFP common stock to principals of its businesses with a value of approximately $5.0 million in connection with contingent consideration.

Since January 1, 2009 and through December 31, 2009, NFP has issued 1,083,889 shares of NFP common stock to principals of its firms with a value of approximately $3.4 million in connection with the ongoing incentive plan, contingent consideration and other.

Since January 1, 2008 and through December 31, 2008, NFP has issued 669,471 shares of its common stock with a value of approximately $18.5 million to principals in connection with the acquisition of firms. NFP has also issued 647,554 shares of NFP common stock to principals of its firms with a value of approximately $19.9 million in connection with ongoing incentive plans, contingent consideration and other.

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

Convertible Notes

On June 15, 2010, NFP completed the private placement of $125.0 million aggregate principal amount of the 2010 Notes to Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (the “Initial Purchasers”) pursuant to an exemption from the registration requirements under the Securities Act. The Initial Purchasers subsequently sold the 2010 Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act. For a detailed discussion of NFP’s 2010 Notes, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Borrowings—Issuance of 2010 Notes.”

Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2010–January 31, 2010	4,459	(a)	$8.70	—	$—
February 1, 2010–February 28, 2010	63,404	(b)	10.50	—	—
March 1, 2010–March 31, 2010	26,923	(c)	13.38	—	—
April 1, 2010–April 30, 2010	36,013	(d)	16.04	—	—
May 1, 2010–May 31, 2010	52,764	(e)	17.07	—	—
June 1, 2010–June 30, 2010	—		—	—	—
July 1, 2010–July 31, 2010	8,529	(f)	15.20	—	—
August 1, 2010–August 31, 2010	60,258	(g)	10.83	—	—
September 1, 2010–September 30, 2010	19,911	(h)	11.76	—	—
October 1, 2010–October 31, 2010	—		—	—	—
November 1, 2010–November 30, 2010	—		—	—	—
December 1, 2010–December 31, 2010	171,856	(i)	13.35	—	—

Total	444,117		$13.18	—	$—

(a)	2,388 shares were reacquired relating to the satisfaction of a promissory note. There was no gain or loss associated with this transaction. 2,071 shares were reacquired by NFP relating to the disposal of a business. A gain of $0.7 million was recorded on this transaction.
(b)	63,404 shares were reacquired relating to the satisfaction of a promissory note. There was no gain or loss associated with this transaction.
(c)	8,440 shares were reacquired relating to the satisfaction of a promissory note. There was no gain or loss associated with this transaction. 3,954 shares were reacquired by NFP relating to the disposal of a business. A gain of $0.5 million was recorded on this transaction. 14,529 shares were reacquired relating to the satisfaction of amounts due from a principal. There was no gain or loss associated with this transaction.
(d)	36,013 shares were reacquired relating to the satisfaction of two promissory notes. There was no gain or loss associated with this transaction.
(e)	3,158 shares were returned to NFP from escrow. 15,481 shares were reacquired relating to the satisfaction of a promissory note. There was no gain or loss associated with this transaction. 34,125 shares were reacquired relating to the disposal of a business. A gain of $0.4 million was recorded on this transaction.
(f)	8,529 shares were reacquired relating to the satisfaction of one promissory note. There was no gain or loss associated with this transaction.
(g)	12,842 shares were reacquired relating to the satisfaction of two promissory notes. 47,416 shares were reacquired relating to the satisfaction of amounts due from a principal. There was no gain or loss associated with these transactions.
(h)	9,594 shares were reacquired relating to the satisfaction of three promissory notes. 10,317 shares were reacquired relating to the satisfaction of amounts due from a principal. There was no gain or loss associated with these transactions.
(i)	36,261 shares were reacquired relating to the satisfaction of three promissory notes. There was no gain or loss associated with this transaction. 135,595 shares were reacquired relating to amounts due from a former principal. A gain of $1.4 million was recorded on this transaction.

Item 6. Selected Financial Data

You should read the selected consolidated financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and the related notes contained in this report. The Company derived the following selected financial information (excluding Other Data) as of December 31, 2010 and 2009 and for each of the three years in the period ended December 31, 2010 from the Company’s audited Consolidated Financial Statements and the related notes contained in this report. The Company derived the selected financial information (excluding Other Data) as of December 31, 2008, 2007, and 2006 from the Company’s audited Consolidated Financial Statements and the related notes not contained in this report.

Although NFP was founded in August 1998, the Company commenced operations on January 1, 1999. In each year since the Company commenced operations, the Company has completed a significant number of acquisitions with the exception of the years ended December 31, 2010 and December 31, 2009. See “Business—Acquisitions.” As a result of the Company’s acquisitions, the results in the periods shown below may not be directly comparable.

	For the years ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share amounts)
Statement of Operations Data:
Revenue:
Commissions and fees	$981,917	$948,285	$1,150,387	$1,194,294	$1,077,113
Operating expenses:
Commissions and fees	303,794	263,947	362,868	386,460	348,062
Compensation expense	256,181	268,335	291,753	261,717	216,162
Non-compensation expense	156,538	159,523	181,404	168,388	146,984
Management fees	161,958	146,181	170,683	211,825	217,934
Amortization of intangibles	33,013	36,551	39,194	34,303	27,984
Depreciation	12,123	19,242	13,371	11,010	9,136
Impairment of goodwill and intangible assets	2,901	618,465	41,257	7,877	10,745
Gain on sale of businesses, net	(10,295)	(2,096)	(7,663)	11,182	34

Total operating expenses	916,213	1,510,148	1,092,867	1,092,762	977,041
Income (loss) from operations	65,704	(561,863)	57,520	101,532	100,072
Non-operating income and expenses
Interest income	3,854	3,077	4,854	7,920	6,890
Interest expense	(18,533)	(20,567)	(21,764)	(18,620)	(6,851)
Gain on early extinguishment of debt	9,711	—	—	—	—
Other, net	8,303	11,583	1,199	1,124	1,250

Non-operating income and expenses, net	3,335	(5,907)	(15,711)	(9,576)	1,289
Income (loss) before income taxes	69,039	(567,770)	41,809	91,956	101,361
Income tax expense (benefit)	26,481	(74,384)	33,338	43,205	43,783

Net income (loss)	$42,558	$(493,386)	$8,471	$48,751	$57,578

Earnings (loss) per share:
Basic	$1.00	$(12.02)	$0.21	$1.28	$1.52

Diluted	$0.96	$(12.02)	$0.21	$1.21	$1.43

Weighted average shares outstanding
Basic	42,638	41,054	39,543	38,119	37,850

Diluted	44,136	41,054	40,933	40,254	40,344

Dividends declared per share	$—	$—	$0.63	$0.75	$0.63

	For the years ended December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Statement of Financial Condition Data:
Cash and cash equivalents	$128,830	$55,994	$48,621	$114,182	$98,206
Intangibles, net	337,833	379,513	462,123	475,149	390,252
Goodwill, net	60,894	63,887	635,693	610,499	466,391
Total assets	893,063	869,251	1,542,121	1,558,543	1,237,044
Short term debt	—	40,000	148,000	126,000	83,000
Long term debt	106,250	—	—	—	—
Convertible senior notes	87,581	204,548	193,475	183,087	—
Total stockholders’ equity	$408,212	$340,037	$823,518	$809,123	$774,872

	For the years ended December 31,
	2009	2008	2007	2006
Other Data (unaudited):
Internal revenue growth (a)	-15.9%	-8.7%	0.3%	5.0%
Internal net revenue growth (b)	-11.6%	-6.9%	2.6%	1.0%
Total NFP-owned firms (at period end)	154	181	184	176
Ratio of earnings to combined fixed charges	NM	2.44x	4.88x	10.11x

Year Ended December 31, 2010
Organic revenue growth (c)
Corporate Client Group	5.8%
Individual Client Group	1.8%
Advisor Services Group	17.7%

Consolidated	6.9%
Total NFP-owned firms (at period end)	145

a)	Prior to January 1, 2010, the Company calculated the internal growth rate of the revenue of its businesses as a measure of financial performance. This calculation compared the change in revenue of a comparable group of businesses for the same time period in successive years. The Company included businesses in this calculation at the beginning of the first fiscal quarter that began one year after acquisition, unless a business internally consolidated with another owned business, made a sub-acquisition that represented more than 25% of the base earnings of the acquiring business, or a significant portion of the business’ assets were sold. With respect to two owned businesses that consolidated, the consolidated business was excluded from the calculation from the time of the consolidation until the first fiscal quarter that began one year after acquisition of the most recently acquired firm participating in the consolidation. However, if both firms involved in a consolidation were included in the internal growth rate calculation at the time of the consolidation, the combined firm continued to be included in the calculation after the consolidation. With respect to sub-acquisitions, to the extent the sub-acquired firm did not separately report financial statements to NFP, the acquiring firm was excluded from the calculation from the time of the sub-acquisition until the first fiscal quarter beginning one year following the sub-acquisition. Sub-acquisitions that represent less than 25% of the base earnings of the acquiring business were considered internal growth. With respect to situations where a significant portion of a business’ assets were sold, the surviving entity was excluded from the internal growth rate calculation from the time of the sale until one year following the sale. With respect to dispositions, the Company included businesses up to the time of disposition and excluded such businesses for all periods after the disposition.
b)

Because the Company’s revenues include amounts that are passed through to producers as commissions and fees, the Company’s organic net revenue growth represents the Company’s internal growth rate, as defined in footnote (a) above, less the amount of commissions and fees included in operating expenses.

c)	Effective January 1, 2010, the Company calculates organic revenue growth as a measure of financial performance. Organic revenue growth is generally calculated consistently with the internal revenue growth calculation described above, but with certain principal differences. First, other than for sub-acquisitions, the Company excludes revenue from new acquisitions for the first twelve months after acquisition, rather than waiting until the start of the first fiscal quarter that begins one year after acquisition. With respect to sub-acquisitions, the Company establishes an internal revenue generation expectation (the “acquired revenue”) of a new sub-acquisition. During the first twelve months immediately following a sub-acquisition, the Company subtracts this acquired revenue amount from the actual revenue generated by the business that made the sub-acquisition, and thereby includes only the revenue growth above or below the acquired revenue within the organic growth percentage. Additionally, where a significant portion of a business’ assets have been disposed, the Company reduces the prior year’s comparable revenue proportionally to the percentage of assets that have been disposed of in making the organic growth comparison.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the related notes contained elsewhere in this report. In addition to historical information, this discussion includes forward-looking information that involves risks and assumptions, which could cause actual results to differ materially from management’s expectations. See “Forward-Looking Statements” included elsewhere in this report.

Executive Overview

NFP and its benefits, insurance and wealth management businesses provide a full range of advisory and brokerage services to the Company’s clients. NFP serves corporate and high net worth individual clients throughout the United States and in Canada, with a focus on the middle market and entrepreneurs. As of December 31, 2010, the Company operated over 140 businesses.

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

Effective January 1, 2010, NFP organized its businesses into three reportable segments: the CCG, the ICG and the ASG. Periods prior to January 1, 2010 have been restated to reflect this basis of segmentation. The CCG is one of the leading corporate benefits advisors in the middle market, offering independent solutions for health and welfare, retirement planning, executive benefits, and commercial property and casualty insurance. The ICG is a leader in the delivery of independent life insurance, annuities, long term care and wealth transfer solutions for high net worth individuals and includes wholesale life brokerage, retail life and investment advisory services. The ASG, including NFPSI, a leading independent broker-dealer and registered investment advisor, serves independent financial advisors whose clients are high net worth individuals and companies by offering broker-dealer and asset management products and services. The ASG attracts financial advisors seeking to provide clients with sophisticated resources and an open choice of products. NFP promotes collaboration among its business lines to provide its clients the advantages of a single coordinated resource to address their corporate and individual benefits, insurance and wealth management planning needs.

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

While the challenging economic environment is showing signs of stabilization, there is uncertainty as to the scope of a full economic recovery. Market volatility and an uncertain economic environment may reduce the demand for the Company’s services or the products the Company distributes and could negatively affect the Company’s results of operations and financial condition.

Results of Operations

The Company earns revenue that consists primarily of commissions and fees earned from the sale of financial products and services to their clients. The Company also incurs commissions and fees expense and compensation and non-compensation expense in the course of earning revenue. NFP pays management fees to non-employee principals and/or certain entities they own based on the financial performance of each respective business. The Company refers to revenue earned by the Company’s businesses less the operating expenses of its businesses and allocated shared expenses associated with shared corporate resources as income (loss) from operations. The Company’s operating expenses include commissions and fees, compensation and non-compensation expense, management fees, amortization, depreciation, impairment of intangible assets and (gain) loss on sale of businesses.

In addition to its evaluation of its reportable segments’ performance, the Company also evaluates the profit it shares with the principals on a reportable segment basis. In order to monitor this it uses the following non-GAAP measures: income before management fees, adjusted income before management fees and management fees as a percentage of adjusted income before management fees. For a reconciliation of these non-GAAP measures to their GAAP counterparts, see “—Operating expenses—Management fees.”

Information with respect to all sources of revenue and income (loss) from operations and income before management fees by reportable segment for the years ended December 31, 2010, 2009, and 2008, is presented below (in millions).

	For the Years Ended December 31,
	2010	2009	2008
Revenue
Commissions and fees
Corporate Client Group	$387.9	$380.0	$405.0
Individual Client Group	378.8	397.3	538.3
Advisor Services Group	215.2	171.0	207.1

Total	$981.9	$948.3	$1,150.4

Income (loss) from operations
Corporate Client Group	$43.0	$(319.8)	$52.3
Individual Client Group	15.2	(244.2)	8.6
Advisor Services Group	7.5	2.2	(3.5)

Total	$65.7	$(561.8)	$57.4

Income before management fees
Corporate Client Group	$145.4	$137.3	$148.8
Individual Client Group	111.2	116.0	168.2
Advisor Services Group	8.8	3.2	(2.6)

Total	$265.4	$256.5	$314.4

Overview of the Year ended December 31, 2010 compared with the year ended December 31, 2009

During the year ended December 31, 2010, revenue increased $33.6 million, or 3.5%, to $981.9 million from $948.3 million during the year ended December 31, 2009. The revenue increase was driven by revenue increases within the ASG and CCG of $44.2 million and $7.9 million, respectively, and offset by a revenue decrease of $18.5 million within the ICG. During the year ended December 31, 2010, ICG revenue was negatively impacted by dispositions and changing product offerings at carriers and uncertainty around estate tax exemption levels that were only resolved in December 2010. Existing firms within all segments contributed to an overall revenue increase of $72.8 million, offset by a $39.2 million decline in revenue from disposed firms.

Income (loss) from operations increased $627.6 million or 111.7% to $65.7 million for the year ended December 31, 2010 from a loss from operations of $(561.8) million for the year ended December 31, 2009. The Company’s income from operations increased substantially primarily due to the decline in impairments from $618.5 million in 2009 to $2.9 million in 2010. The decline in impairments was driven by the significant impairment taken during the three months ended March 31, 2009. Income before management fees increased $8.9 million or 3.5% to $265.4 million for the year ended December 31, 2010 from $256.5 million for the year ended December 31, 2009. The Company’s income before management fees improved primarily due to increases in revenue within the CCG and ASG, offset by decreases in revenue at the ICG. Commission expense increased slightly in the CCG and ICG, with commission expense of $37.1 million and $89.4 million, respectively, for the year ended December 31, 2010. This is compared with commission expense of $34.4 million and $84.3 million, respectively for the year ended December 31, 2009. The increase in commission payouts at the ASG was commensurate with the increase in revenue. In addition, compensation expense decreased in each of the three segments and non-compensation expense decreased within the CCG and ICG, primarily due to a $9.0 million loss and related expenses recognized on the sublet of one of the floors of the Company’s New York corporate headquarters in the fourth quarter of 2009. This expense was allocated among the segments.

As of December 31, 2010 the ratio of base earnings to target earnings by segment was 60.7% for the CCG and 47.2% for the ICG. Since the ASG is primarily comprised of NFPSI, NFP’s registered broker-dealer and investment advisor, no management fees are paid and no earnings are shared with principals. Management fees increased primarily as a result of the accelerated vesting of certain RSUs. Excluding the impact of this one-time vesting, management fees increased slightly, due to increases in management fees within the CCG, offset by decreases in management fees within the ICG. The increase in management fees within the CCG is attributable to the year-over-year increase in stock-based compensation, related to the Long-Term Equity Incentive Plan (the “EIP”). The EIP was in place in November 2009, and was terminated in September 2010. The decrease in management fees within the ICG is attributable to increases related to restructuring of certain management agreements and the year-over-year increase in stock-based compensation, offset by decreases in the Annual Principal Incentive Plan (“PIP”) expense.

Overview of the Year ended December 31, 2009 compared with the year ended December 31, 2008

During the year ended December 31, 2009, revenue decreased $202.1 million, or 17.6%, to $948.3 million from $1,150.4 million during the year ended December 31, 2008. The revenue decrease was driven by revenue decreases within all three business segments. ICG revenue was negatively impacted by the broader economic environment and uncertainty regarding the financial stability of insurance carriers in the first months of 2009. The Company also experienced declines in the CCG, as some clients reduced benefits offered to employees due to cost-cutting measures and rising unemployment. ASG revenue decreased as fees for assets under management declined with declining market values during 2009 as compared to 2008. Acquired firms within the CCG and ICG contributed to an overall revenue increase of $6.2 million, offset by a $24.3 million decline in revenue from disposed firms.

Income (loss) from operations decreased $619.3 million to $(561.8) million for the year ended December 31, 2009 from $57.5 million for the year ended December 31, 2008. The Company’s income (loss) from operations decreased substantially primarily due to an increase in the level of impairments of goodwill and intangible assets from $41.3 million in 2008 to $618.5 million in 2009. Income before management fees decreased $58.0 million to $256.5 million for the year ended December 31, 2009 from $314.4 million for the year ended December 31, 2008. The decline in income before management fees was a result of lower revenue across all three segments. Compensation expense declined from $292.0 million in 2008 to $268.3 million in 2009. Dispositions accounted for $6.1 million of this decline. Compensation expense as a percentage of revenue increased from 25.4% for the year ended December 31, 2008 to 28.3% for the year ended December 31, 2009. Non-compensation expense declined from $181.4 million from the year ended December 31, 2008 to $159.5 million for the year ended December 31, 2009. The decline in non-compensation expense during 2009 was largely a result of cost reduction initiatives across the businesses, offset by a $9.0 million loss and related expenses recognized on the sublet of one of the floors of the Company’s New York corporate headquarters in the fourth quarter of 2009, which was allocated through the segments. Dispositions also accounted for $5.3 million of this decline. Non-compensation expense as a percentage of revenue was 16.8% for the year ended December 31, 2009 and 15.8% for the year ended December 31, 2008. The increase in compensation expense and non-compensation expense as a percentage of revenue was largely a result of the sharp decline in revenue.

In 2009, the increase in management fees as a percentage of adjusted income before management fees was largely due to the increase in the accrual during the fourth quarter for the PIP of $9.0 million, of which $2.0 million was allocated to the CCG and the remaining $7.0 million to the ICG. Excluding the effect of this accrual, management fees was lower compared with the prior year period due to a decline in the ongoing incentive plan accrual and lower business earnings. On a segment level, management fees increased slightly within the CCG, and decreased by $27.1 million in the ICG.

Revenue

Many factors affect the Company’s revenue and profitability, including economic and market conditions, legislative and regulatory developments and competition. Because many of these factors are unpredictable and generally beyond the Company’s control, the Company’s revenue and earnings will fluctuate from year to year and quarter to quarter.

The Company generates revenue primarily from the following sources:

•

Corporate Client Group. The CCG earns commissions on the sale of insurance policies and fees for the development, implementation and administration of corporate and executive benefits programs. In the corporate benefits business line, commissions and fees are generally paid each year as long as the client continues to use the product and maintains its broker of record relationship with the Company. Commissions are based on a percentage of insurance premium or are based on a fee per plan participant. In some cases, such as for the administration of retirement-focused products like 401(k) plans, fees earned are based on the amount of assets under administration or advisement. Generally, in the executive benefits business line, consulting fees are earned relative to the completion of specific client engagements, administration fees are earned throughout the year on policies, and commissions are earned as a calculated percentage of the premium in the year that the policy is originated and during subsequent renewal years, as applicable. The CCG also offers property and casualty insurance brokerage and consulting services for which it earns commissions and fees. NFP believes that these services complement the corporate and executive benefits services provided to the Company’s clients.

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

Some of the Company’s businesses also earn additional compensation in the form of incentive and marketing support revenue from manufacturers of financial services products, based on the volume, consistency and profitability of business generated by the Company from these three sources. Incentive and marketing support revenue is recognized at the earlier of notification of a payment or when payment is received, unless historical data or other information exists which enables management to reasonably estimate the amount earned during the period. These forms of payments are earned both with respect to sales by the Company’s businesses and sales by NFP’s third-party affiliates. The vast majority of the Company’s revenue is generated from its United States operations.

Although NFP’s operating history is limited, until 2009 the Company earned approximately 65% to 70% of its revenue in the first three quarters of the year and approximately 30% to 35% of its revenue in the fourth quarter. In 2010 and 2009, NFP earned 29% of its revenue in the fourth quarter. This change resulted primarily from a weaker sales environment for life insurance products in the ICG. Historically, life insurance sales had been concentrated in the fourth quarter as clients’ finalized their estate and tax planning decisions. Continued relative weakness in this market has meant a change in the revenue patterns for the business.

Operating expenses

In the discussion that follows, NFP provides the following ratios with respect to its operating results: (i) commission expense ratio, (ii) compensation expense ratio and (iii) non-compensation expense ratio. The commission expense ratio is derived by dividing commissions and fee expense by total revenue. The compensation expense ratio is derived by dividing compensation expense by total revenue. The non-compensation expense ratio is derived by dividing non-compensation expense by total revenue. Included within the CCG’s revenue are amounts required to eliminate intercompany revenue recorded between the Company’s corporate benefits and executive benefits business lines. Included within the ICG revenue are amounts required to be recorded to eliminate intercompany revenue recorded between the Company’s marketing organization and wholesale life brokerage, retail life and investment advisory business lines. Included within ASG revenue are amounts required to be recorded to eliminate intercompany revenue recorded between NFPSI and the ICG.

Commissions and fees. Commissions and fees are typically paid to third-party producers, who are producers that are affiliated with the Company’s businesses. Commissions and fees are also paid to producers who utilize the services of one or more of the Company’s life brokerage entities, including the Company’s life settlements brokerage entities. Additionally, commissions and fees are paid to producers who provide referrals and specific product expertise. When earnings are generated solely by a principal, no commission expense is incurred because principals are only paid from a share of the cash flow of the business through management fees. However, when income is generated by a third-party producer, the producer is generally paid a portion of the commission income, which is reflected as commission expense. Rather than collecting the full commission and remitting a portion to a third-party producer, a business may include the third-party producer on the policy application submitted to a carrier. The carrier will, in these instances, directly pay each named producer their respective share of the commissions and fees earned. When this occurs the business will record only the commissions and fees it receives directly as revenue and have no commission expense. As a result, the business will have lower revenue and commission expense and a higher income from operations as a percentage of revenue. Dollars generated from income from operations will be the same. The transactions in which a business is listed as the sole producer and pays commissions to a third-party producer, compared with transactions in which the carrier pays each producer directly, will cause NFP’s income from operations as a percentage of revenue to fluctuate without affecting income from operations. In addition, within the ASG, NFPSI pays commissions to the Company’s affiliated third-party distributors who transact business through NFPSI.

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

Management fees. NFP pays management fees to the principals and/or certain entities they own based on the financial performance of the business they manage. From a cash perspective NFP may advance monthly management fees that have not yet been earned due to the seasonality of the earnings of certain subsidiaries, particularly in the ICG. NFP typically pays a portion of the management fees monthly in advance. Once NFP receives its cumulative preferred earnings, or base earnings, the principals and/or entity the principals own will earn management fees equal to earnings above base earnings up to target earnings. An additional management fee is paid in respect of earnings in excess of target earnings based on the ratio of base earnings to target earnings. For example, if base earnings equal 40% of target earnings, NFP receives 40% of earnings in excess of target earnings and the principals and/or the entities they own receives 60%. As of December 31, 2010 the ratio of base earnings to target earnings by segment was 60.7% for the CCG and 47.2% for the ICG. Since the ASG is primarily comprised of NFPSI, NFP’s registered broker-dealer and investment advisor, no management fees are paid and no earnings are shared with principals. Management fees also include an accrual for certain performance-based incentive amounts payable under NFP’s ongoing incentive plan, the PIP, the Business Incentive Plan (the “BIP”) and the EIP. For a more detailed discussion of NFP’s incentive plans, see “—Incentive Plans” below.

The Company accounts for stock-based awards to principals as part of management fee expense in the consolidated statements of operations. Effective June 30, 2010, NFP accounts for stock-based awards granted to principals as liability awards. Liability classified stock-based compensation is adjusted each reporting period to account for subsequent changes in the fair value of NFP’s common stock. Prior to June 30, 2010, NFP incorrectly accounted for stock-based awards issued to principals as equity-classified awards, and therefore recognized stock-based compensation based on NFP’s common stock on the date of grant. The impact of the correction was not material to the prior period financial statements. On September 17, 2010 NFP accelerated the vesting of approximately 1.5 million restricted stock units (“RSUs”) granted to certain principals primarily through the 2009 Stock Incentive Plan. This action resulted in a reduction of NFP’s fully diluted shares, eliminated potential earnings volatility associated with the variable accounting treatment of the principals’ RSUs and resulted in a pre-tax charge of approximately $13.4 million in the third quarter of 2010.

Principals likely to receive an incentive payment under the ongoing incentive plan, were given the option to continue to participate in the ongoing incentive plan until the end of their current ongoing incentive plan period. As of December 31, 2010, two NFP-owned businesses elected to continue to participate in the ongoing incentive plan. For principals that did not so elect and all other principals, the ongoing incentive plan terminated on September 30, 2009. The ongoing incentive plan pays an increasing proportion of incremental earnings based on growth in earnings above an incentive target based on a three-year measuring period. NFP pays an additional cash incentive equal to 50% of the incentive award received. The ongoing incentive plan rewards growth above the prior period’s average earnings or prior incentive target, whichever is higher. However, once a business reaches earnings in a three-year period equal to or in excess of the cumulative amount of its original target compounded at 35% over three years, the new incentive target is fixed. If the principal does not receive contingent consideration or an incentive payment in a prior period, the incentive target remains unchanged. The bonus is structured to pay the principal 5% to 40% of NFP’s share of incremental earnings from growth. Effective December 31, 2008, NFP has elected to pay all incentive awards under this plan in cash. Executive officers do not participate in the ongoing incentive or PIP plan, both of which were funded with the Company’s cash flow.

Management fees may be offset by amounts paid by the principals and/or certain entities they own under the terms of the management contract for capital expenditures, including sub-acquisitions, in excess of $50,000. These amounts may be paid in full or over a mutually agreeable period of time and are recorded as a “deferred reduction in management fees.” Amounts recorded in deferred reduction in management fees are amortized as a reduction in management fee expense generally over the useful life of the asset. The ratio of management fees to adjusted income before management fees is dependent on the percentage of total earnings generated by the Company, the performance of the Company’s businesses relative to base earnings and target earnings, the growth of earnings of the Company’s businesses in the periods after their first three years following acquisition and the ASG’s impact on income from operations and a small number of businesses without a principal, to which no management fees are paid. Due to NFP’s priority earnings position, if earnings are below target earnings in a given year, NFP’s share of total earnings would be higher for that year for that business. If a business produces earnings at or above target earnings, NFP’s share of total earnings would be equal to the percentage of the earnings acquired by NFP in the initial transaction, less any percentage due to additional management fees earned under the ongoing incentive plan, PIP or BIP. The Company records share-based payments related to principals as management fees.

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

The Company defines adjusted income before management fees as income before management fees excluding corporate income, which is the allocation of corporate revenue and expenses to businesses where management fees are earned by principals/an entity owned by the principals. The CCG and ICG’s corporate income includes revenue and expense allocations from the Company’s corporate shared services. As previously discussed, since the ASG is primarily comprised of NFPSI, an entity for which no management fees are paid and no earnings are shared with principals, all revenue and expenses from the ASG are considered a component of corporate income. The Company does not use these non-GAAP measures to evaluate entities for which no management fees are paid, such as NFPSI. Whether or not a principal participates in the earnings of a business is dependent on the specific characteristics and performance of that business.

Management fees as a percentage of adjusted income before management fees represents the percentage of earnings that is not retained by the Company as profit, but is paid out to principals. Management fees as a percentage of adjusted income before management fees may generally be lower for the CCG as compared to the ICG since in the last several years of acquisitions through 2008, the Company focused on acquiring larger businesses with a higher level of recurring revenue, such as benefits businesses in the CCG, and retaining a larger preferred position in the earnings of these businesses.

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

	Corporate Client Group Years Ended December 31,
	2010	2009	2008
Income (loss) from operations	$43,046	$(319,863)	$52,299
Management fees	80,780	70,506	67,930
Amortization of intangibles	21,398	22,957	23,428
Depreciation	6,298	9,277	5,613
Impairment of goodwill and intangible assets	1,931	354,409	6,735
Gain on sale of businesses, net	(8,058)	—	(7,236)

Income before management fees	$145,395	$137,286	$148,769
Corporate income	24,537	29,091	25,175

Adjusted income before management fees	$169,932	$166,377	$173,944
Management fees	80,780	70,506	67,930
Management fees as a % of adjusted income before management fees	47.5%	42.4%	39.1%
Portion of management fees attributed to the accelerated vesting of certain RSUs	(7,394)	—	—
Management fees (excluding accelerated vesting of certain RSUs)	73,386	70,506	67,930
Management fees (excluding accelerated vesting of certain RSUs) as a % of adjusted income before management fees	43.2%	42.4%	39.1%

	Individual Client Group Years Ended December 31,
	2010	2009	2008
Income (loss) from operations	$15,202	$(244,124)	$8,697
Management fees	81,178	75,675	102,753
Amortization of intangibles	11,615	13,594	15,766
Depreciation	4,458	8,884	6,883
Impairment of goodwill and intangible assets	970	264,056	34,522
Gain on sale of businesses, net	(2,237)	(2,096)	(427)

Income before management fees	$111,186	$115,989	$168,194
Corporate income	14,628	11,806	13,781

Adjusted income before management fees	$125,814	$127,795	$181,975
Management fees	81,178	75,675	102,753
Management fees as a % of adjusted income before management fees	64.5%	59.2%	56.5%
Portion of management fees attributed to the accelerated vesting of certain RSUs	(6,001)	—	—
Management fees (excluding accelerated vesting of certain RSUs)	75,177	75,675	102,753
Management fees (excluding accelerated vesting of certain RSUs) as a % of adjusted income before management fees	59.8%	59.2%	56.5%

	Advisor Services Group Years Ended December 31,
	2010	2009	2008
Income (loss) from operations	$7,456	$2,124	$(3,476)
Management fees	—	—	—
Amortization of intangibles	—	—	—
Depreciation	1,367	1,081	875
Impairment of goodwill and intangible assets	—	—	—
Gain on sale of businesses, net	—	—	—

Income before management fees	$8,823	$3,205	$(2,601)
Corporate income	(8,823)	(3,205)	2,601

Adjusted income before management fees	$—	$—	$—
Management fees	—	—	—
Management fees as a % of adjusted income before management fees	N/M	N/M	N/M
Portion of management fees attributed to the accelerated vesting of certain RSUs	—	—	—
Management fees (excluding accelerated vesting of certain RSUs)	—	—	—
Management fees (excluding accelerated vesting of certain RSUs) as a % of adjusted income before management fees	N/M	N/M	N/M

	Total Years Ended December 31,
	2010	2009	2008
Income (loss) from operations	$65,704	$(561,863)	$57,520
Management fees	161,958	146,181	170,683
Amortization of intangibles	33,013	36,551	39,194
Depreciation	12,123	19,242	13,371
Impairment of goodwill and intangible assets	2,901	618,465	41,257
Gain on sale of businesses, net	(10,295)	(2,096)	(7,663)

Income before management fees	$265,404	$256,480	$314,362
Corporate income	30,342	37,693	41,557

Adjusted income before management fees	$295,746	$294,173	$355,919
Management fees	161,958	146,181	170,683
Management fees as a % of adjusted income before management fees	54.8%	49.7%	48.0%
Portion of management fees attributed to the accelerated vesting of certain RSUs	(13,395)	—	—
Management fees (excluding accelerated vesting of certain RSUs)	148,563	146,181	170,683
Management fees (excluding accelerated vesting of certain RSUs) as a % of adjusted income before management fees	50.2%	49.7%	48.0%

N/M indicates the metric is not meaningful

The Company uses adjusted income before management fees, management fees as a percentage of adjusted income before management fees and management fees (excluding accelerated vesting of certain RSUs) to evaluate how much of the reportable segment’s margin and margin growth is being shared with principals. This management fee percentage is a variable, not a fixed, ratio. Management fees as a percentage of adjusted income before management fees will fluctuate based upon the aggregate mix of earnings performance by individual businesses. It is based on the percentage of the Company’s earnings that are acquired at the time of acquisition (as may be adjusted for restructures), the performance relative to NFP’s preferred position in the earnings and the growth of the individual businesses and in the aggregate. Management fees may be higher during periods of strong growth due to the increase in incentive accruals. Higher firm earnings will generally be accompanied by higher incentive accruals. Where business earnings decrease, management fees and management fees as a percentage of adjusted income before management fees may be lower as business’s earnings fall below target and incentive accruals are either reduced or eliminated. In addition, because management fees earned are based on a business’s cumulative performance through the year, to the extent that a business’s performance improves through the year, whether by revenue growth or expense reductions, the management fee as a percentage of adjusted income before management fees may likewise increase through the year. For example, if a business has base earnings and target earnings of $1.0 million and $2.0 million, respectively, and if the business’ cumulative earnings are $0.7 million for the first nine months of the year, no management fee would be earned because the cumulative earnings were below the pro rata base earnings for the three quarters of $0.75 million and the management fee percentage would be zero. In the remaining fourth quarter, if the business was able to achieve cumulative earnings of $2.0 million, the management fee earned would be $1.0 million and the management fee percentage would be equal to approximately 77% for the quarter. Additionally, management fees for the three months ended September 30, 2010 were disproportionately impacted by the one-time accelerated vesting of certain RSUs on September 17, 2010. Further, since NFP retains a cumulative preferred interest in base earnings, the relative percentage of management fees generally decreases as earnings decline. For businesses that do not achieve base earnings, principals typically earn no management fee. Thus, a principal generally earns more management fees only when business earnings grow and, conversely, principals earn less when business earnings decline. This structure provides the Company with protection against earnings shortfalls through reduced management fee expense; in this manner the interests of the principals and shareholders remain aligned.

Management uses these non-GAAP measures, in conjunction with GAAP measures, to evaluate the performance of the CCG and ICG. This cannot be effectively illustrated using the corresponding GAAP measures as management fees, the impact of the accelerated vesting of certain RSUs and corporate income would be included in these GAAP measures and do not show the standalone profitability of the acquired businesses. On a reportable segment and individual subsidiary basis, the Company uses these measures to help the Company determine where to allocate corporate and other resources to assist principals to develop additional sources of revenue and improve their earnings performance. The Company may assist these businesses in expense reductions, cross selling, providing new products or services, technology improvements, providing capital for sub-acquisitions or coordinating internal mergers. On a macro level, the Company uses these measurements to help it evaluate broad performance of products and services which, in turn, helps shape the Company’s acquisition policy. In the last several years of acquisitions through 2008 (no material acquisitions were completed in the last 2 years), the Company has emphasized acquiring businesses with a higher level of recurring revenue, such as benefits businesses in the CCG, and those which expand the Company’s platform capabilities. The Company also may use these measures to help it assess the level of economic ownership to retain in new acquisitions or existing businesses. Finally, the Company uses these measures to monitor the effectiveness of its incentive plans.

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

Impairment of goodwill and intangible assets. The Company evaluates its amortizing (long-lived assets) and non-amortizing intangible assets for impairment in accordance with GAAP. See “Note 2—Summary of Significant Accounting Policies” and “Note 15—Goodwill and Other Intangible Assets” to the Company’s Consolidated Financial Statements contained in this report.

(Gain) loss on sale of businesses. From time to time, NFP has disposed of businesses or certain assets of businesses. In these dispositions, NFP may realize a gain or loss on such sale.

Incentive Plans

NFP views incentive plans as an essential component in compensating principals and as a way to activate growth across the Company. NFP historically incentivized its principals through the ongoing incentive plan, effective as of January 1, 2002 and in which two NFP-owned businesses participated as of December 31, 2010. In 2009, NFP adopted three new incentive plans that included both a cash and equity component (two annual cash-based plans and one long-term equity-based plan) for principals and key employees of its businesses. During the quarter ended September 30, 2010, NFP introduced a revised long-term incentive plan.

The Annual Principal Incentive Plan

The PIP is designed to reward the annual performance of a business based on the business’s earnings growth. For the initial 12-month performance period of October 1, 2009 through September 30, 2010, a cash incentive payment was made to the extent a business’s earnings exceeded its PIP Performance Target (as defined below). The PIP was established such that the greater a business’s earnings growth rate exceeded its PIP Performance Target rate for the 12-month performance period, the higher the percentage of the business’s earnings growth the Company would pay the principal under the PIP. NFP calculates and includes a PIP accrual in management fees expense. The Company accrued $10.7 million within management fees expense relating to the initial 12-month performance period, which was paid in the fourth quarter of 2010. For this initial 12-month performance period, the incentive target (the “PIP Performance Target”) for each business participating in the PIP was generally set at the lower of (a) such business’s earnings for the 12 months ended June 30, 2009 or (b) such business’s incentive target under the ongoing incentive plan as of June 30, 2009. The initial 12-month performance period used performance targets that rewarded principals for advancing certain corporate goals and initiatives related to the Company’s reorganization and also took the difficult economic environment during the initial 12-month performance period into account. NFP’s Executive Management Committee, in its sole discretion, was able to adjust any PIP Performance Target as necessary to account for extraordinary circumstances, including, without limitation, sub-acquisitions.

For the initial 12-month performance period, NFP calculated the amount of a business’s PIP accrual in management fees expense based on the business’s earnings growth rate above its PIP Performance Target rate. The PIP Performance Target over the course of the initial 12-month performance period was allocated on a straight line basis. NFP calculated a business’s PIP accrual amount and earnings growth rate on a cumulative basis. For example, for the quarter ended March 31, 2010, the business’s PIP accrual amount and earnings growth rate was calculated for the six months from October 1, 2009 (the first day of the initial 12-month performance period for the PIP) to March 31, 2010; and for the quarter ended September 30, 2010, for the twelve months from October 1, 2009 to September 30, 2010. The amount of management fees expense or benefit the Company took in a particular quarter for a business’s PIP accrual depended on the difference between the business’s cumulative performance against the PIP Performance target and what was accrued on a plan to date basis for the period ended on the last day of that quarter and the business’s cumulative performance for the period ended on the last day of the preceding quarter. The amount of PIP accrual taken as management fee expense therefore varied from quarter to quarter.

For example, if a business’s earnings growth rate exceeded its PIP Performance Target at the same level each quarter, the amount of management fee expense the Company took for the business’s PIP accrual was the same each quarter during the performance period. In contrast, if a business had weaker earnings growth for a quarter compared with stronger earnings growth in the previous quarter, the business would have a lower level of projected payout than it had in the previous quarter, based on the business’s cumulative performance. Because the PIP was accrued on a cumulative basis, for the weaker quarter, the cumulative accrual decreased to account for the lower level of projected payout at the end of the performance period and the Company reported a smaller PIP accrual management fees expense (or in some cases the Company reported a PIP accrual management fees benefit) for the business. Conversely, in a stronger quarter, the cumulative accrual increased sequentially to account for the higher level of projected payout at the end of the performance period and the Company reported a larger PIP accrual in management fees expense for the business.

A new PIP is in place for the 15-month performance period of October 1, 2010 through December 31, 2011 (the “Second PIP”). Management migrated to an incentive program that rewards only incremental growth but still maintains potential for material incentive payments. The Second PIP will be payable in cash beginning in the first quarter of 2012 and, similar to the initial PIP, is based on specific performance criteria for each business. Incentive targets (“Second PIP Performance Targets”) have been set based on the earnings of each business during the last PIP incentive period, with the fourth quarter of 2009 counted twice. The calculation of a business’s Second PIP Performance Target is based on a 15-month period and reflects the fact that the Second PIP will include 2 fourth quarter periods. The 15-month performance period was selected in order to align the plan with the calendar year. It is envisioned that future plans will be 12 months, consistent with the calendar year. NFP’s Executive Management Committee, in its sole discretion, may adjust any Second PIP Performance Target as necessary to account for extraordinary circumstances, including, without limitation, sub-acquisitions. The Second PIP accrual in management fee expense is based on the business’s earnings growth rate above its Second PIP Performance Target. To measure growth, the target will be allocated on a seasonally adjusted basis, using the seasonal earnings pattern by quarter for the past 2 years. NFP calculates the business’s Second PIP accrual amount and earnings growth rate on a cumulative basis. The Company has accrued $3.3 million within management fees expense relating to the Second PIP from October 1, 2010 through December 31, 2010, for potential payment in the first quarter of 2012.

The Business Incentive Plan

Under the BIP, NFP funded incentive pools based on the achievement of certain growth targets specific to the reportable segments and business lines within those segments for the 12-month performance period ended December 31, 2010. The Company accrued $0.4 million within management fees expense relating to the BIP for the year ended December 31, 2010. The BIP will not be continued for subsequent fiscal years.

The Long-Term Equity Incentive Plan

Under the EIP, during the fourth quarter of 2009 NFP issued equity awards to principals and key employees of its businesses generally based on each business’s performance over the two-year period that ended on June 30, 2009 (the “Initial EIP Performance Period”). The payments made under the EIP for the Initial EIP Performance Period were in the form of RSUs. On September 17, 2010, NFP accelerated the vesting of approximately 1.5 million RSUs granted to certain principals, the majority of which were awarded pursuant to the EIP, which was then terminated. See “Note 11—Stock-Incentive Plans” to the Company’s Consolidated Financial Statements contained in this report.

The Revised Long-Term Incentive Plan

To drive continued economic alignment with shareholders and motivate growth, during the quarter ended September 30, 2010, NFP introduced a revised Long-Term Incentive Plan (the “RTIP”). The RTIP will cover the three-year period from January 1, 2011 through December 31, 2013 and will be based on a modified calculation of adjusted EBITDA growth over this period. As currently envisioned, the RTIP’s calculation of adjusted EBITDA will include no more than $24.0 million in acquired EBITDA earned from new acquisitions at any time during the three-year period and will exclude certain extraordinary items. As currently envisioned, adjusted EBITDA growth of 6% would generate a $5.0 million total payout over three years, and be accrued for on a quarterly basis. The maximum amount payable under the RTIP is anticipated to be $20.0 million over three years, generated by growth in adjusted EBITDA of 12% or higher. Plan participants may be eligible for cash payments in the first quarter of 2014, to the extent incentive targets are achieved.

Corporate Client Group

The CCG accounted for 39.5%, 40.0% and 35.2% of NFP’s revenue for the years ended December 31, 2010, 2009, and 2008, respectively. The financial information below relates to the CCG for the periods presented (in millions):

	Years Ended December 31,
	2010	2009	% Change	2008	% Change
Revenue:
Commissions and fees	$387.9	$380.0	2.1%	$405.0	-6.2%

Operating expenses:
Commissions and fees	37.1	34.4	7.8%	45.0	-23.6%
Compensation expense	130.4	132.5	-1.6%	134.3	-1.3%
Non-compensation expense	75.2	75.8	-0.8%	77.0	-1.6%
Management fees	80.8	70.5	14.6%	67.9	3.8%
Amortization of intangibles	21.4	23.0	-7.0%	23.4	-1.7%
Depreciation	6.2	9.2	-32.6%	5.6	64.3%
Impairment of goodwill and intangible assets	1.9	354.4	-99.5%	6.8	5111.8%
Gain on sale of businesses, net	(8.1)	—	N/M	(7.3)	(1.0)

Total operating expenses	344.9	699.8	-50.7%	352.7	98.4%

Income (loss) from operations	$43.0	$(319.8)	-113.4%	$52.3	-711.5%

Commission expense ratio	9.6%	9.1%		11.1%
Compensation expense ratio	33.6%	34.9%		33.2%
Non-compensation operating expense ratio	19.4%	19.9%		19.0%
Management fees as a percentage of revenue	20.8%	18.6%		16.8%

N/M indicates the metric is not meaningful

Year ended December 31, 2010 compared with the year ended December 31, 2009

Summary

Income (loss) from operations. Income from operations increased $362.8 million to $43.0 million in 2010 compared with a loss from operations of $(319.8) million in 2009. The increase in income from operations was due to the substantial decline in the level of impairments. Excluding the impact of impairments, income from operations increased as increased revenue, an increase in gain on sale of businesses, and a decline in compensation expense and non-compensation expense were more than offset by an increase in management fees related to the accelerated vesting of certain RSUs of $7.4 million and an increase in commissions and fees. Dispositions were also a driver of variances within the CCG’s corporate benefits business line as these transactions contributed to a decline in revenue of $13.6 million. Dispositions also contributed $1.1 million to the overall decline in commissions and fees expense, a decline of $4.6 million in compensation expense and a decline of $2.8 million in non-compensation expense.

Revenue

Commissions and fees. Commissions and fees increased $7.9 million, or 2.1%, to $387.9 million in 2010 compared with $380.0 million in 2009. Corporate benefits revenue increased approximately $6.8 million or 2.0% from $336.5 million in 2009 to $343.3 million in 2010. Disposed entities contributed to a decline of $13.6 million in revenue. The CCG saw an increase in revenue, which more than offset the decrease from dispositions, driven by new clients and product sales, strength in certain specialty benefits, and medical inflation, which leads to increases in health insurance premiums and the commissions earned from them.

Operating expenses

Commissions and fees. Commissions and fees expense increased $2.7 million, or 7.8%, to $37.1 million in 2010 compared with $34.4 million in 2009. The commission expense ratio was 9.6% in 2010 compared with 9.1% in 2009. Dispositions contributed to a decline of $1.1 million in commissions and fees. The overall increase in commissions and fees expense was largely attributable to the increase in revenue.

Compensation expense. Compensation expense decreased $2.1 million, or 1.6%, to $130.4 million in 2010 compared with $132.5 million in the same period last year. The compensation expense ratio was 33.6% for the year ended December 31, 2010 compared with 34.9% in 2009. Compensation expense declined due to a decrease in corporate expense allocations and due to dispositions of $4.6 million, offset by increases in headcount and in employee-earned commissions and bonuses.

Non-compensation expense. Non-compensation expense decreased $0.6 million, or 0.8%, to $75.2 million in 2010 compared with $75.8 million in 2009. The non-compensation expense ratio was 19.4% for the year ended December 31, 2010 compared with 19.9% in 2009. Non-compensation expense decreased primarily due to the recognition in the fourth quarter of 2009 of a $4.8 million allocated loss and related expenses recognized on the sublet of one of the floors of the Company’s New York corporate headquarters in the fourth quarter of 2009. The decrease was partially offset by a $1.9 million loss and related expenses recognized in 2010 on the sublet of office space for one of the CCG’s executive benefits businesses, as well as an increase in promotional expenses.

Management fees. Management fees increased $10.3 million, or 14.6%, to $80.8 million in 2010 compared with $70.5 million in 2009. Adjusted income before management fees was $169.9 million in 2010, an increase of $3.4 million, or 2.0%, from adjusted income before management fees of $166.4 million in 2009. Management fees as a percentage of adjusted income before management fees increased to 47.5% for the year ended December 31, 2010 from 42.4% for the year ended December 31, 2009. Included in management fees was $7.4 million of stock based compensation relating to the accelerated vesting of certain RSUs. Excluding the impact of this one-time vesting, management fees increased due to the year-over-year increase in stock-based compensation, related to the EIP. The EIP was in place in November 2009, and was terminated in September 2010.

Amortization of intangibles. Amortization expense declined $1.6 million, or 7.0%, to $21.4 million in 2010 compared with $23.0 million in 2009. Amortization expense declined as a result of a 4.8% decrease in amortizing intangible assets resulting primarily from dispositions and impairments.

Depreciation. Depreciation expense decreased $3.0 million, or 32.6%, to $6.2 million in 2010 compared with $9.2 million in 2009. The decrease in depreciation resulted from dispositions, and from the acceleration of depreciation expense on certain items related to the sublet of one of the floors of the Company’s headquarters in 2009.

Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets decreased $352.5 million to $1.9 million in 2010 compared with $354.4 million in 2009. The decline in impairments was driven by the significant impairment in the first quarter of 2009 as compared with the year ended December 31, 2010. The impairment taken for the year ended December 31, 2009 reflected the incorporation of market data, including NFP’s market value which had remained below net book value for a sustained period, the performance of the Company in the economic environment in the prior year period, and discount rates that were risk adjusted to reflect both company-specific and market-based credit spreads and other relevant market data. Among other significant factors, the market value in the prior year period reflected the stressed macroeconomic environment and its impact on the Company’s sales.

Loss (gain) on sale of businesses. During the year ended December 31, 2010, the CCG recognized a gain on sale of businesses totaling $8.1 million. During the year ended December 31, 2010, the CCG disposed of 3 businesses and contributed certain assets of a wholly-owned subsidiary to a newly formed entity in exchange for preferred units. The contribution of assets resulted in a deconsolidation and remeasurement of the Company’s retained investment for an overall gain of $9.2 million. During the year ended December 31, 2009, the CCG recognized a net loss from the disposition of 3 businesses and the sale of certain assets of another 2 businesses totaling less than $0.1 million.

Year ended December 31, 2009 compared with the year ended December 31, 2008

Summary

Income (loss) from operations. Income (loss) from operations decreased $372.1 million to $(319.8) million in 2009 compared with income from operations of $52.3 million in 2008. The decrease in income (loss) from operations was due to an increase in the level of impairments of goodwill and intangible assets from $6.8 million in 2008 to $354.4 million in 2009. Excluding the impact of impairments, income (loss) from operations decreased due to declines in revenue, as some clients reduced benefits offered to employees due to cost-cutting measures and the size of programs declined due to rising unemployment. Offsetting this decline was a slight decrease in operating expenses, due to cost cutting measures, headcount reductions and reductions in commission payments among employee producers, reflected in compensation expense, during 2009.

Revenue

Commissions and fees. Commissions and fees decreased $25.0 million, or 6.2%, to $380.0 million in 2009 compared with $405.0 million in 2008. Corporate benefits revenue decreased approximately $22.4 million or 6.2% from $358.9 million in 2008 to $336.5 million in 2009, accounting for 90% of the decline. The overall decline in CCG revenue was a result of dispositions of $11.2 million, and reduced product demand, due to cost-cutting measures and rising unemployment during 2009 as compared to 2008.

Operating expenses

Commissions and fees. Commissions and fees expense decreased $10.6 million, or 23.6%, to $34.4 million in 2009 compared with $45.0 million in 2008. The commission expense ratio was 9.1% in 2009 compared with 11.1% in 2008. The significant decline in commissions and fees expense both in dollars and as a percentage of revenue was largely attributable to the decline in revenue. Dispositions also contributed to a decline of $5.5 million in commissions and fees expense.

Compensation expense. Compensation expense decreased $1.8 million, or 1.3%, to $132.5 million in 2009 compared with $134.3 million in 2008. The compensation expense ratio was 34.9% for the year ended December 31, 2009 compared with 33.2% in the same period last year. Compensation expense declined as a result of headcount reductions and reductions in commission payments among employee producers. Dispositions also contributed to a decline of $2.0 million in compensation expense.

Non-compensation expense. Non-compensation expense decreased $1.2 million, or 1.6%, to $75.8 million in 2009 compared with $77.0 million in 2008. The non-compensation expense ratio was 19.9% for the year ended December 31, 2009 compared with 19.0% in 2008. The decline in non-compensation expense at existing firms was largely a result of cost reduction initiatives across the businesses.

Management fees. Management fees increased $2.6 million, or 3.8%, to $70.5 million in 2009 compared with $67.9 million in 2008. Management fees as a percentage of revenue was 18.6% for the year ended December 31, 2009 compared with 16.8% in 2008. Adjusted income before management fees was $166.4 million in 2009, a decrease of $7.5 million, or 4.3%, from adjusted income before management fees of $173.9 million in 2008. Management fees as a percentage of adjusted income before management fees increased to 42.4% for the year ended December 31, 2009 from 39.1% for the year ended December 31, 2008. Included in the increase in management fees was an increase of $2.7 million due to incentive plans and $0.3 million for stock-based compensation over the prior period.

Amortization of intangibles. Amortization expense declined $0.4 million, or 1.7%, to $23.0 million in 2009 compared with $23.4 million in 2008. As a percentage of revenue, amortization expense was less than 1% in both the years ended December 31, 2009 and 2008.

Depreciation. Depreciation expense increased $3.6 million, or 64.3%, to $9.2 million in 2009 compared with $5.6 million in 2008. The increase in depreciation was due to the sublet of one of the floors of the Company’s headquarters in 2009, which required the Company to accelerate depreciation expense on certain items related to the sublet.

Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets increased $347.6 million to $354.4 million in 2009 compared with $6.8 million in 2008. The increase in impairments was driven by the significant impairment in the first quarter of 2009 as compared with the year ended December 31, 2008. The impairment taken for the year ended December 31, 2009 reflected the incorporation of market data, including NFP’s market value which had remained below net book value for a sustained period, the performance of the Company in the economic environment in 2008, and discount rates that were risk adjusted to reflect both company-specific and market-based credit spreads and other relevant market data.

Loss (gain) on sale of businesses. During the year ended December 31, 2009, the CCG recognized a net loss from the disposition of three businesses and the sale of certain assets of another two businesses totaling less than $0.1 million. During the year ended December 31, 2008, the CCG disposed of 1 business and the sale of certain assets of 3 other businesses totaling $7.3 million.

Individual Client Group

The ICG accounted for 38.5%, 42.0% and 46.8% of NFP’s revenue for the years ended December 31, 2010, 2009, and 2008, respectively. The financial information below relates to the ICG for the periods presented (in millions):

	Years Ended December 31,
	2010	2009	% Change	2008	% Change
Revenue:
Commissions and fees	$378.8	$397.3	-4.7%	$538.3	-26.2%

Operating expenses:
Commissions and fees	89.4	84.3	6.0%	141.4	-40.4%
Compensation expense	110.5	119.8	-7.8%	134.9	-11.2%
Non-compensation expense	67.6	77.2	-12.4%	93.8	-17.7%
Management fees	81.2	75.7	7.3%	102.8	-26.4%
Amortization of intangibles	11.6	13.6	-14.7%	15.8	-13.9%
Depreciation	4.5	8.9	-49.4%	6.9	29.0%
Impairment of goodwill and intangible assets	1.0	264.1	-99.6%	34.5	665.5%
Gain on sale of businesses, net	(2.2)	(2.1)	4.8%	(0.4)	425.0%

Total operating expenses	363.6	641.5	-43.3%	529.7	21.1%

Income (loss) from operations	$15.2	$(244.2)	-106.2%	$8.6	-2939.5%

Commission expense ratio	23.6%	21.2%		26.3%
Compensation expense ratio	29.2%	30.2%		25.1%
Non-compensation operating expense ratio	17.8%	19.4%		17.4%
Management fees as a percentage of revenue	21.4%	19.1%		19.1%

N/M indicates the metric is not meaningful

Year ended December 31, 2010 compared with the year ended December 31, 2009

Summary

Income (loss) from operations. Income (loss) from operations increased $259.4 million to $15.2 million in 2010 compared with a loss of $(244.2) million in 2009. The increase in income from operations was due to the substantial decline in the level of impairments. Excluding the impact of impairments, income from operations decreased due to a decrease in revenue and an increase in management fees, due to the accelerated vesting of certain RSUs of $6.0 million, stock-based compensation of $7.5 million, and an increase in commissions and fees, all of which was offset by decreases in compensation expense, non-compensation expense, amortization, and depreciation. Dispositions were a significant driver in the variances mentioned above within the ICG’s retail life and investment advisory business lines as revenue from disposed firms contributed a decline of $25.6 million to the overall revenue decline. Disposed entities also contributed to declines in commissions and fees expense, compensation expense and non-compensation expense in amounts of $4.0 million, $11.5 million, and $7.6 million, respectively.

Revenue

Commissions and fees. Commissions and fees decreased $18.5 million, or 4.7%, to $378.8 million, in 2010 compared with $397.3 million for 2009. The decline was driven by $25.6 million of dispositions, offset by increases in revenue generated by existing firms within the ICG’s investment advisory and retail life business lines.

Operating expenses

Commissions and fees. Commissions and fees expense increased $5.2 million, or 6.0%, to $89.4 million in 2010 compared with $84.3 million in 2009. The commission expense ratio was 23.6% in the year ended December 31, 2010 compared with 21.2% in 2009. The increase corresponded to an increase in revenue generated by the ICG’s marketing organization and wholesale life brokerage businesses which typically have relatively higher commission payouts than retail life, as well as an increase in the investment advisory business, offset by the decline in commissions and fees of $4.0 million relating to dispositions.

Compensation expense. Compensation expense decreased $9.3 million, or 7.8%, to $110.5 million in 2010 compared with $119.8 million in 2009. The compensation expense ratio was 29.2% for the year ended December 31, 2010 compared with 30.2% in 2009. The overall decline in compensation expense was primarily driven by the decline in compensation expense from disposed businesses of $11.5 million and a decrease in corporate expense allocations which was somewhat offset by an increase in compensation expense of $1.1 million at the ICG’s marketing organization and wholesale life brokerage business line.

Non-compensation expense. Non-compensation expense decreased $9.6 million, or 12.4%, to $67.6 million in 2010 compared with $77.2 million in 2009. The non-compensation expense ratio was 17.8% for the year ended December 31, 2010 compared with 19.4% in 2009. The decline in non-compensation expense was primarily a result of $7.6 million from disposed businesses and a $4.1 million loss and related expenses recognized on the sublet of one of the floors of the Company’s New York corporate headquarters in the fourth quarter of 2009.

Management fees. Management fees increased $5.5 million, or 7.3%, to $81.2 million in 2010 compared with $75.7 million in 2009. Management fees as a percentage of adjusted income before management fees was 64.5% for the year ended December 31, 2010 and 59.2% for the year ended December 31, 2009. Adjusted income before management fees for the ICG decreased $2.0 million, or 1.6%, from $127.8 million for the year ended December 31, 2009 to $125.8 million for the year ended December 31, 2010. The increase in management fees was primarily driven by the investment advisory business line and the wholesale life brokerage business line. Included in the increase in management fees was an increase of $7.5 million for stock-based compensation, partially offset by a decrease in incentive plan accruals of $4.0 million over the prior period. Included in the increase of $7.5 million for stock-based compensation was $6.0 million related to the accelerated vesting of certain RSUs during 2010. Excluding the impact of this one-time vesting, management fees decreased. Increases in fees due to the restructuring of certain management agreements, as well as the year-over-year increase in stock-based compensation relating to the EIP, were offset by decreases in the PIP expense for the year. The EIP was in place in November 2009, and was terminated in September 2010.

Amortization of intangibles. Amortization expense declined $2.0 million, or 14.7%, to $11.6 million in the year ended December 31, 2010 compared with $13.6 million in the year ended December 31, 2009. Amortization expense declined as a result of a 10.9% decrease in amortizing intangible assets resulting primarily from dispositions and impairments.

Depreciation. Depreciation expense decreased $4.4 million, or 49.4%, to $4.5 million in 2010 compared with $8.9 million in 2009. The decrease in depreciation resulted from dispositions, and from the acceleration of depreciation expense on certain items related to the sublet of one of the floors of the Company’s headquarters in 2009.

Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets decreased $263.1 million to $1.0 million in the year ended December 31, 2010 compared with $264.1 million in the prior year. The decline in impairments was driven by the significant impairment in the first quarter of 2009 as compared with the year ended December 31, 2010. The impairment taken for the year ended December 31, 2009 reflected the incorporation of market data, including NFP’s market value which had remained below net book value for a sustained period, the performance of the Company in the economic environment in the prior year period, and discount rates that were risk adjusted to reflect both company-specific and market-based credit spreads and other relevant market data. Among other significant factors, the market value in the prior year period reflected the stressed macroeconomic environment and its impact on the Company’s sales.

Loss (gain) on sale of businesses. During the year ended December 31, 2010, the ICG recognized a net gain from the disposition of seven subsidiaries and the sale of certain assets of another business for a total gain of $2.2 million. During the year ended December 31, 2009, the ICG recognized a net gain from the disposition of 20 businesses and the sale of certain assets of 9 businesses totaling $2.1 million.

Year ended December 31, 2009 compared with the year ended December 31, 2008

Summary

Income (loss) from operations. Income (loss) from operations decreased $252.8 million to $(244.2) million in 2009 compared with income from operations of $8.6 million in 2008. The decrease in income (loss) from operations was due to an increase in the level of impairments of goodwill and intangible assets from $34.5 million in 2008 to $264.1 million in 2009. Excluding the impact of impairments, income (loss) from operations decreased due to declines in retail life and ICG’s marketing organization and wholesale life brokerage businesses which continued to be negatively impacted by the broader economic environment and uncertainty regarding the financial stability of insurance carriers in the first months of 2009. Offsetting this decline was a slight decrease in operating expenses, due to cost cutting measures, headcount reductions and reductions in commission payments among employee producers during 2009.

Revenue

Commissions and fees. Commissions and fees decreased $141.0 million, or 26.2%, to $397.3 million in 2009 compared with $538.3 million in 2008. Retail life and ICG’s marketing organization and wholesale life brokerage businesses during the year ended December 31, 2009 continued to be negatively impacted by the broader economic environment and uncertainty regarding the financial stability of insurance carriers in the first months of 2009. Dispositions also accounted for $13.1 million of the decline in revenue, during the year ended December 31, 2009.

Operating expenses

Commissions and fees. Commissions and fees expense decreased $57.1 million, or 40.4%, to $84.3 million in 2009 compared with $141.4 million in 2008. The commission expense ratio was 21.2% in 2009 compared with 26.3% in 2008. The overall decline in commissions and fees expense was primarily driven by the decline in revenue by the marketing organization, wholesale life brokerage, and retail life business lines, which typically have high commission payouts. Dispositions also contributed to a decline of $3.4 million in commissions and fees expense.

Compensation expense. Compensation expense decreased $15.1 million, or 11.2%, to $119.8 million in 2009 compared with $134.9 million in 2008. The compensation expense ratio was 30.2% for the year ended December 31, 2009 compared with 25.1% in 2008. Compensation expense declined due to headcount reductions and reductions in commission payments among employee producers. Dispositions also accounted for $4.2 million of the decline in compensation expense.

Non-compensation expense. Non-compensation expense decreased $16.6 million, or 17.7%, to $77.2 million in 2009 compared with $93.8 million in 2008. The non-compensation expense ratio was 19.4% for the year ended December 31, 2009 compared with 17.4% in 2008. The decline in non-compensation expense at existing firms was largely a result of cost reduction initiatives across the firms. The increase in non-compensation expense as a percentage of revenue was largely a result of the sharp decline in revenue concentrated in retail life, and ICG’s marketing organization and wholesale life brokerage businesses during the year ended December 31, 2009.

Management fees. Management fees decreased $27.1 million, or 26.4%, to $75.7 million in 2009 compared with $102.8 million in 2008. This decline was aligned with the decrease in adjusted income before management fees. Management fees as a percentage of revenue was 19.1% for both the years ended December 31, 2009 and December 31, 2008 which declined to $127.8 million in 2009, a decrease of $54.2 million, or 29.8%, from adjusted income before management fees of $182.0 million in 2008. Management fees as a percentage of adjusted income before management fees increased to 59.2% for the year ended December 31, 2009 from 56.5% for the year ended December 31, 2008. The increase in the percentage that management fees represented of the adjusted income before management fees is the result of the revised incentive programs (see “—Incentive Plans” for more detail).

Amortization of intangibles. Amortization expense declined $2.2 million, or 13.9%, to $13.6 million in 2009 compared with $15.8 million in 2008. Amortization expense declined as a result of a 9.6% decrease in amortizing intangible assets resulting primarily from dispositions and impairments.

Depreciation. Depreciation expense increased $2.0 million, or 29.0%, to $8.9 million in 2009 compared with $6.9 million in 2008. The increase in depreciation is due to the sublet of one of the floors of the Company’s headquarters in 2009, which required the Company to accelerate depreciation expense on certain items related to the sublet.

Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets increased $229.6 million to $264.1 million in 2009 compared with $34.5 million in 2008. The increase in impairments was driven by the significant impairment in the first quarter of 2009 as compared with the year ended December 31, 2008. The impairment taken for the year ended December 31, 2009 reflected the incorporation of market data, including NFP’s market value which had remained below net book value for a sustained period, the performance of the Company in the economic environment in 2008, and discount rates that were risk adjusted to reflect both company-specific and market-based credit spreads and other relevant market data.

Loss (gain) on sale of businesses. During the year ended December 31, 2009, the ICG recognized a net gain from the disposition of 20 businesses and the sale of certain assets of 9 more businesses totaling $2.1 million. During the year ended December 31, 2008, the ICG recognized a gain from the sale of 2 businesses and certain assets of 2 other businesses totaling $0.4 million.

Advisor Services Group

The ASG accounted for 22.0% of NFP’s revenue for the year ended December 31, 2010, and 18.0% of NFP’s revenue for the years ended December 31, 2009 and 2008. The financial information below relates to the ASG for the periods presented (in millions):

	Years Ended December 31,
	2010	2009	% Change	2008	% Change
Revenue:
Commissions and fees	$215.2	$171.0	25.8%	$207.1	-17.4%

Operating expenses:
Commissions and fees	177.3	145.2	22.1%	176.5	-17.7%
Compensation expense	15.3	16.0	-4.4%	22.6	-29.2%
Non-compensation expense	13.7	6.5	110.8%	10.6	-38.7%
Management fees	—	—	N/M	—	N/M
Amortization of intangibles	—	—	N/M	—	N/M
Depreciation	1.4	1.1	27.3%	0.9	22.2%
Impairment of goodwill and intangible assets	—	—	N/M	—	N/M
Gain on sale of businesses, net	—	—	N/M	—	N/M

Total operating expenses	207.7	168.8	23.0%	210.6	-19.8%

Income (loss) from operations	$7.5	$2.2	240.9%	$(3.5)	-162.9%

Commission expense ratio	82.4%	84.9%		85.2%
Compensation expense ratio	7.1%	9.4%		10.9%
Non-compensation operating expense ratio	6.4%	3.8%		5.1%
Management fees as a percentage of revenue	N/M	N/M		N/M

N/M indicates the metric is not meaningful

Year ended December 31, 2010 compared with the year ended December 31, 2009

Summary

Income (loss) from operations. Income (loss) from operations increased $5.3 million to $7.5 million in the year ended December 31, 2010 compared with $2.2 million for the year ended December 31, 2009. The increase in income (loss) from operations is due to an increase in revenue and a decline in compensation expense, offset by an increase in commissions and fees expense and non-compensation expense.

Revenue

Commissions and fees. Commissions and fees increased $44.2 million, or 25.8%, to $215.2 in the year ended December 31, 2010 from $171.0 million in the year ended December 31, 2009. Results in the ASG were driven by general improvements in the financial markets and increased investor confidence. Assets under management for the ASG increased 18.6%, to $9.3 billion for year ended December 31, 2010 compared to $7.9 billion for the year ended December 31, 2009.

Operating expenses

Commissions and fees. Commissions and fees expense increased $32.1 million, or 22.1%, to $177.3 million in the year ended December 31, 2010 compared with $145.2 million in 2009. The commission expense ratio was 82.4% in the year ended December 31, 2010 compared with 84.9% in the same period last year. The increase in commissions and fees expense was largely attributable to the increase in revenue. The decrease of the commission expense ratio was driven by lower revenue in 2009 as fees for assets under management declined with declining market values during 2009.

Compensation expense. Compensation expense decreased $0.7 million, or 4.4%, to $15.3 million in 2010 compared with $16.0 million in 2009. The compensation expense ratio was 7.1% for the year ended December 31, 2010 compared with 9.4% in the year ended December 31, 2009. Compensation expense declined commensurate with headcount reductions in 2009.

Non-compensation expense. Non-compensation expense increased $7.2 million, or 110.8%, to $13.7 million in 2010 compared with $6.5 million in 2009. The non-compensation expense ratio was 6.4% for the year ended December 31, 2010, compared with 3.8% in 2009. Non-compensation expense increased due to costs associated with enhancements in technology offerings provided to advisors.

Depreciation. Depreciation expense increased $0.3 million, or 27.3%, to $1.4 million in the year ended December 31, 2010 compared with $1.1 million in 2009. The increase in depreciation resulted from increases in capital expenditures for the ASG due to enhancements in technology offerings provided to advisors. As a percentage of revenue, depreciation expense was less than 1% in both the years ended December 31, 2010 and 2009.

Year ended December 31, 2009 compared with the year ended December 31, 2008

Summary

Income (loss) from operations. Income (loss) from operations increased $5.7 million to $2.2 million in the year ended December 31, 2009 compared with a loss from operations of $(3.5) million for the year ended December 31, 2008. The increase in income from operations was due to a sharp decline in operating expenses in part due to headcount reductions and reductions in commission payments. The decline in expenses was partially offset by a decline in revenue, as fees for assets under management declined with declining market values during 2009.

Revenue

Commissions and fees. Commissions and fees decreased $36.1 million, or 17.4%, to $171.0 million in the year ended December 31, 2009 from $207.1 million in the year ended December 31, 2008. Results in the ASG were driven by declining market values during 2009 as compared to 2008 despite an increase in assets under management for the ASG of 18.5%, to $7.9 billion for year ended December 31, 2009 compared to $6.6 billion for the year ended December 31, 2008.

Operating expenses

Commissions and fees. Commissions and fees expense decreased $31.3 million, or 17.7%, to $145.2 million in the year ended December 31, 2009 compared with $176.5 million in 2008. The commission expense ratio was 84.9% in the year ended December 31, 2009 compared with 85.2% in 2008. The decrease in commissions and fees expense was largely attributable to the decrease in revenue.

Compensation expense. Compensation expense decreased $6.6 million, or 29.2%, to $16.0 million in 2009 compared with $22.6 million in 2008. The compensation expense ratio was 9.4% for the year ended December 31, 2009 compared with 10.9% in the year ended December 31, 2008. Compensation expense declined commensurate with headcount reductions in 2009.

Non-compensation expense. Non-compensation expense decreased $4.1 million, or 38.7%, to $6.5 million in 2009 compared with $10.6 million in 2008. The non-compensation expense ratio was 3.8% for the year ended December 31, 2009, compared with 5.1% in 2008. The decline in non-compensation expense was largely a result of cost reduction initiatives across the business.

Depreciation. Depreciation expense increased $0.2 million, or 22.2%, to $1.1 million in the year ended December 31, 2009 compared with $0.9 million in 2008. As a percentage of revenue, depreciation expense was less than 1% in both the years ended December 31, 2009 and 2008.

Corporate Items

The financial information below relates to items not allocated to any of NFP’s three reportable segments for the periods presented (in millions):

	Years Ended December 31,
	2010	2009	% Change	2008	% Change
Consolidated income (loss) from operations	$65.7	$(561.9)	-111.7%	$57.5	-1077.2%
Interest income	3.8	3.1	22.6%	4.9	-36.7%
Interest expense	(18.5)	(20.6)	-10.2%	(21.8)	-5.5%
Gain on early extinguishment of debt	9.7	—	N/M	—	N/M
Other, net	8.3	11.6	-28.4%	1.2	866.7%

Non-operating income and expenses, net	3.3	(5.9)	8.5%	(15.7)	-62.4%
Income (loss) before income taxes	69.0	(567.8)	-112.2%	41.8	-1458.4%
Income tax expense (benefit)	26.5	(74.4)	-135.6%	33.3	-323.4%

Net income (loss)	$42.6	$(493.4)	-108.6%	$8.5	-5904.7%

N/M indicates the metric is not meaningful

Year ended December 31, 2010 compared with the year ended December 31, 2009

Interest income. Interest income increased $0.7 million, or 22.6%, to $3.8 million in the year ended December 31, 2010 compared with $3.1 million in the year ended December 31, 2009. Interest income increased mainly due to interest income from an increase in promissory notes entered into by NFP with its principals that were not in place during the corresponding prior year period. The notes were primarily related to dispositions.

Interest expense. Interest expense decreased $2.1 million, or 10.2%, to $18.5 million in the year ended December 31, 2010 compared with $20.6 million in the year ended December 31, 2009. The decrease was due primarily to the repurchase of the 0.75% convertible senior notes due February 1, 2012 (the “2007 Notes”) and repayment of outstanding amounts under the 2006 Credit Facility, offset by the issuance of the 2010 Notes and NFP’s entry into the 2010 Credit Facility. See “—Liquidity and Capital Resources—Borrowings” for further details.

Gain on early extinguishment of debt. For the year ended December 31, 2010, NFP recognized a pre-tax gain of approximately $9.7 million related to the purchase and allocation of debt in the tender offer for its 2007 Notes, which expired in July 2010.

Other, net. Other, net decreased $3.3 million, or 28.4%, to $8.3 million in the year ended December 31, 2010 compared with $11.6 million in the year ended December 31, 2009. The decline was largely the result from key-person life insurance proceeds of $5.5 million and the receipt of $1.9 million in proceeds from the settlement of an NFP owned key-person life insurance policy on a principal for the year ended December 31, 2009. For the year ended December 31, 2010 other income was comprised of $5.8 million of rental income for the sublet of the Company’s former headquarters, and $1.8 million for the Company’s ownership interest in its joint ventures.

Income tax expense (benefit). Income tax (benefit) was $26.5 million in 2010, compared with income tax expense of $(74.4) million in 2009. The effective tax rate in 2010 was 38.4%, compared with an effective tax rate of 13.1% in 2009. The estimated annual effective tax rate was higher for the year ended December 31, 2010 largely as a result of the reduction in tax benefits from dispositions, impairments and firm restructurings as compared to 2009. The estimated effective tax rate may be affected by future impairments, firm restructurings, and state tax law changes.

Year ended December 31, 2009 compared with the year ended December 31, 2008

Interest income. Interest income decreased $1.8 million or 36.7%, to $3.1 million in 2009 compared with $4.9 million in 2008. The lower interest income is due to the lower interest rate environment in 2009 as compared with 2008.

Interest expense. Interest expense decreased $1.2 million, or 5.5%, to $20.6 million in 2009 compared with $21.8 million in 2008. Interest expense declined largely due to the combined impact of the lower interest rate environment in 2009 as compared to 2008 on the Company’s 2006 Credit Facility, as well as its lower average balance for 2009, offset against higher fees associated with the Company’s 2006 Credit Facility and an increase in the interest expense relating to the 2007 Notes.

Other, net. Other, net increased $10.4 million, to $11.6 million in 2009 compared with $1.2 million in 2008. During the year ended December 31, 2009, the increase of $10.4 million resulted largely from key man life proceeds of $5.5 million, the receipt of $1.9 million in proceeds from the settlement of an NFP-owned key man life insurance policy on a principal, and the increase of approximately $1.2 million from the sublet of the Company’s former headquarters, all offset by a $0.8 million loss resulting from the investment in the Company’s life settlements joint venture.

Income tax (benefit) expense. Income tax (benefit) was $(74.4) million in 2009, compared with income tax expense of $33.3 million in 2008. The effective tax rate in 2009 was 13.1%, compared with an effective tax rate of 79.7% in 2008. The estimated annual effective tax rate was lower for the year ended December 31, 2009 largely as a result of the tax benefits from dispositions, impairments and corporate reorganizations as well as the tax free nature of key man life insurance proceeds received during 2009. The estimated effective tax rate may be affected by future impairments, restructurings, and state tax law changes.

Liquidity and Capital Resources

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash. NFP derives liquidity primarily from cash generated by the Company’s businesses and from financing activities. For a detailed discussion of NFP’s recapitalization transactions, which took place in 2010, see “—Borrowings” below.

The Company has historically experienced its highest cash usage during the first quarter of each year as balances due to principals and/or certain entities they own for earned management fees above target earnings in the prior year calendar are calculated and paid out, more acquisitions are completed and the Company experiences the seasonal revenue and earnings decline at the beginning of the year. As the year progresses, operating cash flow typically increases as earnings increase.

Historically, this cash flow pattern has led to additional borrowings in the first quarter. However, additional borrowings did not occur for the year ended December 31, 2010 or 2009, because cash flow was sufficient to fund management fees to principals of firms that performed in excess of target earnings and the Company did not make any material acquisitions during this period. This pattern could change to the extent acquisitions or sub-acquisitions increase, or as capital is deployed for other uses.

A summary of the changes in cash flow data is provided as follows:

	For the years ended December 31,
(in thousands)	2010	2009	2008
Net cash flows (used in):
Operating activities	$119,432	$123,820	$56,451
Investing activities	(9,703)	(4,068)	(86,995)
Financing activities	(36,893)	(112,379)	(35,017)

Net increase in cash and cash equivalents	72,836	7,373	(65,561)
Cash and cash equivalents—beginning of period	55,994	48,621	114,182
Cash and cash equivalents—end of period	$128,830	$55,994	$48,621

NFP periodically assesses the impact of market developments, including reviewing access to liquidity in the capital and credit markets. Given NFP’s recent recapitalization transactions, the Company anticipates that short/medium-term liquidity and capital needs have currently been addressed, although such needs may change in the future. Further, the Company’s ability to access capital is subject to the restrictions in the 2010 Credit Facility; see “Risk Factors—The Company’s business may be adversely affected by restrictions and limitations under its credit facility. Changes in the Company’s ability to access capital could adversely affect the Company’s operations.” To the extent that financing needs change due to changing business needs, or to the extent the general economic environment changes, an evaluation of access to the credit markets and capital will be performed. Continuing uncertain conditions in these markets may adversely affect the Company.

Cash and cash equivalents at December 31, 2010 increased $72.8 million from $56.0 million at December 31, 2009 to $128.8 million at December 31, 2010. Significant sources of cash flow in 2010 came from cash received from NFP’s issuance of the 2010 Notes, which resulted in proceeds to NFP of $120.3 million, after certain fees and expenses and cash flow provided by operating activities. Significant uses of cash at December 31, 2010 were for the purchase of certain convertible note hedges, entered into concurrently with NFP’s offering of 2010 Notes, of $33.9 million, repayments of the 2006 Credit Facility of $40.0 million, and the repurchase of the 2007 Notes of $219.7 million.

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

Operating Activities

During the year ended December 31, 2010, cash provided by operating activities was approximately $119.4 million compared with $123.8 million for the year ended December 31, 2009. The decrease was largely due to a decrease in net income adjusted for non-cash charges to $101.6 million for the year ended December 31, 2010 from $109.7 million for the year ended December 31, 2009. Included in net income for the year ended December 31, 2009 was $5.5 million of cash received for key man life processed and $1.9 million in proceeds from the settlement of an NFP-owned key man life insurance policy. During the third quarter of 2010, the Company accelerated the vesting of approximately 1.5 million RSUs granted to certain principals primarily through the 2009 Stock Incentive Plan, of which 40% was paid out in cash in the amount of $7.4 million.

Some of the Company’s businesses maintain premium trust accounts in a fiduciary capacity, which represent payments collected from policyholders on behalf of carriers. These funds cannot be used for general corporate purposes, and should not be considered a source of liquidity for the Company. At December 31, 2010, the Company had cash, cash equivalents and securities purchased under resale agreements in premium trust accounts listed as Fiduciary funds—restricted related to premium trust accounts on its balance sheet of $82.6 million, an increase of $6.7 million from the balance of $75.9 million from December 31, 2009. Changes in these accounts are the result of timing of payments collected from insureds on behalf of insurance carriers. Additionally, NFP’s broker-dealer subsidiaries are subject to net capital requirements; see “Note 2—Summary of Significant Accounting Policies—Net capital” to the Company’s Consolidated Financial Statements contained in this report.

Investing Activities

During the year ended December 31, 2010, cash used in investing activities was $9.7 million, which was primarily due to contingent consideration payments of $13.3 million and $12.4 million paid for purchases of property and equipment. These amounts were offset by $5.7 million in proceeds from the sale of businesses and NFPSI’s release of $10.0 million in restricted cash, which was no longer required upon termination of the 2006 Credit Facility. During the year ended December 31, 2009, cash used in investing activities was $4.1 million. The Company paid $7.1 million for purchases of property and equipment, and paid $4.3 million in cash in connection with contingent consideration. NFPSI also restricted $10.0 million in cash pursuant to a limited guarantee and security agreement entered into in connection with the 2006 Credit Facility, released in 2010 as mentioned above. These uses were offset by $16.1 million from proceeds received from the disposal of subsidiaries.

Financing Activities

During the year ended December 31, 2010, cash used in financing activities was approximately $36.9 million, while cash used in financing activities was $112.4 million during the prior year period. Cash provided by financing activities consisted mainly of $120.3 million in net proceeds from the issuance of the 2010 Notes, $21.0 million in proceeds from the sale of warrants entered into concurrently with NFP’s offering of 2010 Notes, and $125.0 million in proceeds from the issuance of long term debt under the 2010 Credit Facility, offset by the purchase of convertible note hedges of $33.9 million, the purchase of the 2007 Notes of $219.7 million, and repayment of outstanding amounts under the 2006 Credit Facility of $40.0 million. During the year ended December 31, 2009, cash used in financing activities was $112.4 million. During this period, NFP did not borrow any amounts under the 2006 Credit Facility but repaid $108.0 million of its outstanding balance.

Borrowings

Termination of 2006 Credit Facility

On June 9, 2010, NFP executed the Fourth Amendment to the 2006 Credit Facility (the “Fourth Amendment”). Pursuant to the Fourth Amendment, NFP was permitted to issue the 2010 Notes and, subject to certain conditions set forth in the Fourth Amendment, use an amount equal to the gross proceeds of the offering of the 2010 Notes to purchase, redeem or defease NFP’s 2007 Notes.

The 2006 Credit Facility was structured as a revolving credit facility and was scheduled to mature on August 22, 2011. The maximum revolving borrowings under the 2006 Credit Facility was $200.0 million. As of December 31, 2009, NFP had a balance of $40.0 million outstanding under its 2006 Credit Facility. Upon termination, the year-to-date weighted average interest rate for the 2006 Credit Facility was 4.08%. As of December 31, 2009, the combined weighted average of the 2006 Credit Facility was 3.31%.

On June 30, 2010, NFP paid all principal outstanding and interest due under the 2006 Credit Facility. On July 8, 2010, NFP terminated the 2006 Credit Facility and entered into the 2010 Credit Facility. The Company was in compliance with all of its debt covenants under the 2006 Credit Facility, through the date of termination. See “—2010 Credit Facility” below.

Retirement of 2007 Notes

In January 2007, NFP issued the 2007 Notes. The 2007 Notes were used to pay the net cost of certain convertible note hedge and warrant transactions, as discussed in more detail below, repurchase 2.3 million shares of NFP’s common stock from Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. and to repay a portion of outstanding amounts of principal and interest under the 2006 Credit Facility.

Upon conversion, NFP would have paid, at its election, cash or a combination of cash and common stock based on a daily conversion value calculated on a proportionate basis for each trading day of the relevant 20 trading day observation period. The initial conversion rate for the 2007 Notes was 17.9791 shares of common stock per $1,000 principal amount of 2007 Notes, equivalent to a conversion price of approximately $55.62 per share of common stock. The conversion price was subject to adjustment in some events but was not adjusted for accrued interest. As of December 31, 2009 and through the completion of the retirement of the 2007 Notes, the conversion rate for the notes was 18.0679 shares of common stock per $1,000 principal amount of notes, equivalent to a conversion price of approximately $55.35 per share of common stock. As of December 31, 2009 and through the completion of the retirement of the 2007 Notes, the instrument’s converted value did not exceed its principal amount of $230.0 million.

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

On June 9, 2010, NFP commenced a cash tender offer (the “Tender Offer”) for any and all of the 2007 Notes, on the terms and conditions of the Offer to Purchase dated June 9, 2010 and the accompanying Letter of Transmittal. The Tender Offer expired at 12:00 midnight, New York City time, on July 7, 2010 (the “Expiration Date”). As of the Expiration Date, $229.9 million aggregate principal amount of 2007 Notes were validly tendered and not withdrawn. NFP accepted $229.9 million aggregate principal amount of the tendered 2007 Notes pursuant to the terms of the Tender Offer. The aggregate consideration (including accrued and unpaid interest) for the accepted 2007 Notes of approximately $220.3 million was delivered promptly to The Depository Trust Company for delivery to the tendering holders on a pro rata basis, based on the aggregate principal amount of 2007 Notes validly tendered and not withdrawn in the Tender Offer. After the purchase of the tendered 2007 Notes pursuant to the terms of the Tender Offer, $100,000 principal amount of the 2007 Notes remained outstanding. On August 10, 2010, the remaining outstanding $100,000 principal amount of the 2007 Notes was repurchased in a privately-negotiated transaction, executed on the same terms as the Tender Offer, for consideration of approximately $0.1 million (including accrued and unpaid interest). As of December 31, 2010, no 2007 Notes remained outstanding.

In connection with the expiration of the Tender Offer, the convertible note hedge and warrant transactions entered into concurrently with NFP’s offering of the 2007 Notes were terminated in their entirety for a de minimis amount. The Company recognized a net gain of approximately $9.7 million related to these transactions for the year ended December 31, 2010.

Issuance of 2010 Notes

On June 15, 2010, NFP completed the private placement of $125.0 million aggregate principal amount of the 2010 Notes to the Initial Purchasers pursuant to an exemption from the registration requirements under the

Securities Act of 1933, as amended (the “Securities Act”). The Initial Purchasers subsequently sold the 2010 Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act.

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

Concurrent with the issuance of the 2010 Notes, NFP entered into convertible note hedge and warrant transactions with affiliates of certain of the Initial Purchasers (the “Counterparties”) for the 2010 Notes. A default under the 2010 Credit Facility would trigger a default under each of the convertible note hedge and warrant transactions, in which case the counterparty could designate early termination under either, or both, of these instruments. The transactions are expected to reduce the potential dilution to NFP’s common stock upon future conversions of the 2010 Notes. Under the convertible note hedge, NFP purchased 125,000 call options for an aggregate premium of $33.9 million. Each call option entitles NFP to repurchase an equivalent number of shares issued upon conversion of the 2010 Notes at the same strike price (initially $12.87 per share), generally subject to the same adjustments. The call options expire on the maturity date of the 2010 Notes. NFP also sold warrants for an aggregate premium of $21.0 million. The warrants expire ratably over a period of 120 scheduled trading days between September 15, 2017 and March 8, 2018, on which dates, if not previously exercised, the warrants will be treated as automatically exercised if they are in the money. The warrants provide for net-share settlement; but NFP may elect cash settlement subject to certain conditions. The net cost of the convertible note hedge and warrants to NFP was $12.9 million. The economic impact of the convertible note hedge and warrants was to increase the conversion price of the 2010 Notes to approximately $15.77.

Upon conversion of the 2010 Notes or the Counterparties’ exercise of the warrants, the total number of shares of common stock issuable in each case could result in the issuance of more than 20% of the common stock outstanding as of June 15, 2010, the date of issuance of the 2010 Notes (the “Closing Date”). NFP had 42,619,413 shares of common stock outstanding as of the Closing Date. Because NYSE rules state that, in certain circumstances, issuers are required to seek stockholder approval before the issuance of more than 20% of common stock outstanding, the 2010 Notes limit the issuance of shares of common stock upon conversion of the Notes to 19.99% of NFP’s common stock outstanding as of the Closing Date (the “Note Cap”). Additionally, the warrants limit the issuance of shares of common stock to 19.99% of NFP’s common stock outstanding as of the Closing Date (the “Warrant Cap”). NFP is contractually required to seek stockholder approval to eliminate the Note Cap and Warrant Cap, which it will do at its 2011 Annual Meeting of Stockholders. Approval of this proposal would allow NFP to deliver Common Stock upon conversion without regard to the Note Cap, and upon the Counterparties’ exercise of the Warrants, without regard to the Warrant Cap. At the current conversion rate for the 2010 Notes, the price of the common stock would have to exceed approximately $105.10 per share, on average, during the observation period with respect to conversions in order for the Note Cap to limit the amount of conversion consideration payable to holders of the 2010 Notes. Based on the current strike price for the warrants, the price of the common stock would have to exceed approximately $128.70 per share, on average, during the expiration period for the warrants in order for the Warrant Cap to limit the number of shares deliverable to the Counterparties under the Warrants.

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

The 2010 Credit Facility contains representations, warranties and covenants that are customary for similar credit arrangements, including, among other things, covenants relating to (i) financial reporting and notification, (ii) payment of obligations, (iii) compliance with applicable laws and (iv) notification of certain events. Financial covenants will also require NFP to maintain (i) a leverage ratio of no greater than 2.5:1.0, (ii) an interest coverage ratio of no less than 4.0 to 1.0 and (iii) a fixed charge coverage ratio of no less than 2.0 to 1.0. The 2010 Credit Facility contains various customary restrictive covenants, subject to certain exceptions, that prohibit NFP from, among other things, incurring additional indebtedness or guarantees, creating liens or other encumbrances on property or granting negative pledges, entering into merger or similar transactions, selling or transferring certain property, making certain restricted payments (such as dividends or share repurchases), making advances or loans, entering into transactions with affiliates and making payments on conversion of the 2007 Notes or the 2010 Notes under certain circumstances.

Under the terms of the 2010 Credit Facility, NFP’s leverage ratio will be calculated, commencing with the first fiscal quarter ended September 30, 2010, as follows: as at the last day of any period, the ratio of (a) total debt on such day to (b) trailing twelve months EBITDA (as defined in the 2010 Credit Facility) for such period.

Under the terms of the 2010 Credit Facility, NFP’s consolidated fixed charge coverage ratio will be calculated, commencing with the first fiscal quarter ended September 30, 2010. The fixed charge coverage ratio is calculated as the ratio of (a) EBITDA (as defined in the 2010 Credit Facility) to (b) consolidated fixed charges. EBITDA under the 2010 Credit Facility is calculated as follows: EBITDA for the trailing twelve months less (i) certain capital expenditures made in cash by NFP and its subsidiaries during such period and (ii) all federal, state and foreign taxes paid in cash during such period. Consolidated fixed charges under the 2010 Credit Facility consist of: (a) consolidated net interest expense paid in cash for the trailing twelve months (total cash interest expense, net of interest income), (b) scheduled payments of certain indebtedness made during the trailing twelve months such as the scheduled payments on the term loan, (c) trailing twelve month earnout and other contingent consideration payments made in cash and (d) trailing twelve month restricted payments made in cash, such as dividends or share repurchases. The consolidated fixed charge coverage ratio must remain above a minimum of 2.0:1.0 for any given period.

The failure to comply with the foregoing covenants will constitute an event of default (subject, in the case of certain covenants, to applicable notice and/or cure periods) under the 2010 Credit Facility. Other events of default under the 2010 Credit Facility include, among other things, (i) the failure to timely pay principal, interest, fees or other amounts due and owing, (ii) a cross-default with respect to certain other indebtedness, (iii) the occurrence of certain bankruptcy or insolvency events, (iv) the inaccuracy of representations or warranties in any material respect, (v) the occurrence of a change of control, or other event constituting a “fundamental change” under the indenture governing the 2010 Notes and (vi) the loss of lien perfection or priority. The occurrence and continuance of an event of default could result in, among other things, the acceleration of all amounts owing under the 2010 Credit Facility and the termination of the lenders’ commitments to make loans under the 2010 Credit Facility. NFP’s obligations under the 2010 Credit Facility are guaranteed by certain of NFP’s existing and future direct and indirect wholly-owned domestic subsidiaries, subject to certain limitations. In addition, NFP’s obligations under the 2010 Credit Facility, subject to certain exceptions, are secured on a first-priority basis by (i) pledges of all the capital stock of certain of NFP’s direct and indirect domestic subsidiaries and up to 65% of the capital stock of certain of NFP’s foreign subsidiaries and (ii) liens on substantially all of the tangible and intangible assets of NFP and the guarantors.

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

As of December 31, 2010, the year-to-date weighted average interest rate for NFP’s 2010 Credit Facility was 3.53%.

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

The foregoing description of the 2010 Credit Facility is not complete and is qualified by reference to the full text of the 2010 Credit Facility.

Scheduled long-term debt principal repayments under the 2010 Credit Facility are shown below:

Years Ending December 31,
2011	12,500
2012	12,500
2013	12,500
2014	81,250

Dividends

On November 5, 2008, NFP’s Board of Directors suspended NFP’s quarterly cash dividend. Previously, NFP paid a quarterly cash dividend of $0.21 per share of common stock on January 7, 2008, April 7, 2008, July 7, 2008 and October 7, 2008. The declaration and payment of future dividends to holders of NFP’s common stock will be at the discretion of NFP’s Board of Directors and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements, and other factors as NFP’s Board of Directors deems relevant. Additionally, the 2010 Credit Facility contains customary covenants that require NFP to meet certain conditions before making restricted payments such as dividends.

Contractual Obligations, Commitments and Contingencies

As of December 31, 2010 the Company’s future contractual payments, commercial commitments, and other long-term liabilities were as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Maximum contingent payments payable as purchase consideration(1)	$81,670	$81,029	$641	—	—
2010 Credit Facility(2)	118,750	12,500	106,250	—	—
2010 Notes(2)	32,500	5,000	15,000	12,500	—
Operating lease obligations(1)	190,322	25,375	64,628	44,474	55,845
Less sublease arrangements(1)	(20,478)	(4,518)	(13,625)	(2,335)	—

Total	$402,764	$119,386	$172,894	$54,639	$55,845

(1)	See “Note 4—Commitments and Contingencies” to the Company’s Consolidated Financial Statements contained in this report.
(2)	See “Note 7—Borrowings” to the Company’s Consolidated Financial Statements contained in this report.

As of December 31, 2010, the Company’s liability for uncertain tax positions was $22.0 million. The Company was unable to reasonably estimate the timing of liability payments in any individual year due to uncertainties in the timing of the effective settlement of tax positions. NFP has other unrecognized tax positions that were not recorded on the Consolidated Balance Sheet in accordance with the relevant guidance. See “Note 12—Income taxes” to the Company’s Consolidated Financial Statements contained in this report for further discussion regarding the Company’s unrecognized tax positions.

See “Note 4—Commitments and Contingencies” to the Company’s Consolidated Financial Statements contained in this report for further discussion regarding the Company’s legal matters.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements, as defined by the SEC, include certain contractual arrangements pursuant to which a company has an obligation, such as certain contingent obligations, certain guarantee contracts, retained or contingent interest in assets transferred to an unconsolidated entity, certain derivative instruments classified as equity or material variable interests in unconsolidated entities that provide financing, liquidity, market risk or credit risk support. Disclosure is required for any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on the Company’s financial condition, results of operations, liquidity or capital resources. The Company does not generally enter into off-balance sheet arrangements, as defined, other than those described in “—Contractual Obligations, Commitments and Contingencies” and in “Note 19—Variable Interest Entities” to the Company’s Consolidated Financial Statements contained in this report.

Critical Accounting Policies

Business acquisitions, purchase price allocations and intangible assets

Since the Company’s formation and through December 31, 2010, it has completed 268 acquisition transactions, including 48 sub-acquisitions. All of these transactions have been accounted for using the purchase method, and their related net assets and results of operations were included in the Company’s Consolidated Financial Statements commencing on their respective acquisition dates. Certain of the acquisitions have provisions for additional contingent consideration based upon the financial results achieved over a multi-year period. This additional consideration is reflected as an increase in goodwill when results are achieved and the outcome of the contingency is determinable beyond a reasonable doubt.

The Company allocates the excess of purchase price over net assets acquired to book of business, management contracts, institutional customer relationships, trade name and goodwill. The Company amortizes intangibles over a 10-year period for book of business, a 25-year period for management contracts and an 18-year period for institutional customer relationships.

Intangible assets are presented net of accumulated amortization and consist of the following:

	As of December 31,
	2010	2009
Book of business	$84,965	$104,669
Management contracts	237,401	258,456
Trade name	4,782	4,831
Institutional customer relationships	10,685	11,557
Goodwill	60,894	63,887

Total intangible assets and goodwill	$398,727	$443,400

Amortization expense consisted of the following:

	For the years ended December 31,
	2010	2009	2008
Book of business	$18,985	$21,215	$22,800
Management contracts	13,156	14,464	15,522
Trade name	—	—	—
Institutional customer relationships	$872	872	872
Goodwill	—	—	—

Total amortization	$33,013	$36,551	$39,194

Impairment of goodwill and intangible assets

In accordance with GAAP, long-lived assets, such as purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company generally performs its recoverability test for its long-lived asset groups whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company establishes an internal financial plan for its individual business lines and measures the actual performance of its business lines against this financial plan. These events or changes in circumstances include, but are not limited to, when a business line experiences a significant deterioration in its operating cash flow compared to its financial plan or prior year performance, a change in the extent or manner in which the long lived asset is being used, or a current expectation that, more likely than not, a long lived asset will be sold or otherwise disposed of before the end of its previously estimated useful life. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted cash flows expected to be generated by the asset and by the eventual disposition of the asset. If the estimated undiscounted cash flows are less than the carrying amount of the underlying asset, an impairment may exist. The Company measures impairments on identifiable intangible assets subject to amortization by comparing the fair value of the asset to the carrying amount of the asset. In the event that the discounted cash flows are less than the carrying amount, an impairment charge will be recognized for the difference in the consolidated statements of operations.

For the years ended December 31, 2010, 2009, and 2008, the Company recorded impairment losses of $2.9 million, $27.0 million, and $6.3 million respectively, related to management contract and book of business, which is reflected in the consolidated statements of operations.

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

For the years ended December 31, 2009 and 2008, the Company recorded impairment losses of $591.5 million, and $35.0 million, respectively, related to goodwill and trade name, which is reflected in the consolidated statements of operations. For the year ended December 31, 2010, no such impairment was recorded. See “Note 15—Goodwill and Other Intangible Assets—Impairment of goodwill and intangible assets to the Company’s Consolidated Financial Statements contained in this report.”

Revenue recognition

The Company earns commissions on the sale of insurance policies and fees for the development, implementation and administration of benefits programs. Commissions and fees are generally paid each year as long as the client continues to use the product and maintains its broker of record relationship with the Company. In some cases, fees earned are based on the amount of assets under administration or advisement. Commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. First-year commissions are calculated as a percentage of the first twelve months’ premium on the policy and earned in the year that the policy is originated. In many cases, the Company receives renewal commissions for a period following the first year, if the policy remains in force. Asset-based fees are earned for administrative services or consulting related to certain benefits plans. Insurance commissions are recognized as revenue when the following criteria are met: (1) the policy application and other carrier delivery requirements are substantially complete, (2) the premium is paid, and (3) the insured party is contractually committed to the purchase of the insurance policy. Carrier delivery requirements may include additional supporting documentation, signed amendments and premium payments. Subsequent to the initial issuance of the insurance policy, premiums are billed directly by carriers. Commissions earned on renewal premiums are generally recognized upon receipt from the carrier, since that is typically when the Company is first notified that such commissions have been earned. The Company carries an allowance for policy cancellations, which approximated $1.2 million at each of December 31, 2010, 2009, and 2008 that is periodically evaluated and adjusted as necessary. Miscellaneous commission adjustments are generally recorded as they occur. Some of the Company’s businesses also receive fees for the settlement of life insurance policies. These fees are generally based on a percentage of the settlement proceeds received by their clients, and recognized as revenue when the policy is transferred and the rescission period has ended. Contingent commissions are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably estimated prior to receipt of the commission.

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

Some of the Company’s businesses earn additional compensation in the form of incentive and marketing support payments from manufacturers of financial services products, based on the volume, consistency and profitability of business generated by the Company from these three sources. Incentive and marketing support revenue is recognized at the earlier of notification of a payment or when payment is received, unless historical data or other information exists which enables management to reasonably estimate the amount earned during the period.

Income taxes

The Company accounts for income taxes in accordance with standards established by GAAP, which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred tax assets and liabilities are measured utilizing statutory-enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts expected to be realized.

Effective January 1, 2007, the Company adopted guidance which clarified the accounting for uncertain tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company’s liability for unrecognized tax benefits (decreased) increased by $(1.8) million, $(0.2) million, and $3.3 million during the years ended December 31, 2010, December 31, 2009, and December 31, 2008, respectively. Estimated interest and penalties related to the underpayment of income taxes and reported in income tax expense totaled $0.4 million in 2010, $0.9 million in 2009, and $1.3 million in 2008.

As of December 31, 2010, the Company is subject to U.S. federal income tax examinations for the tax years 2007 through 2009, and to various state and local income tax examinations for the tax years 2001 through 2009. The Company believes that it is reasonably possible that the total amounts of unrecognized tax benefits could significantly decrease within the next twelve months due to the settlement of state income tax audits and expiration of statutes of limitations in various state and local jurisdictions in an amount ranging from $2.9 million to $3.3 million based on current estimates.

Stock-based compensation

The Company accounts for stock-based compensation expense in accordance with the applicable FASB authoritative guidance, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based compensation awards made to employees and non-employees over the vesting period of the awards. Determining the fair value of share-based awards at the grant date requires judgment to identify the appropriate valuation model and estimate the assumptions, including the expected term of the stock options and expected stock-price volatility, to be used in the calculation. Judgment is also required in estimating the percentage of share-based awards that are expected to be forfeited. The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model with assumptions based primarily on historical data.

Stock-based awards issued to the Company’s employees are classified as equity awards. The Company accounts for equity classified stock-based awards issued to its employees based on the fair value of the award on the date of grant and recorded as an expense as part of compensation expense in the consolidated statements of operations. The expense is recorded ratably over the service period, which is generally the vesting period. The offsetting entry is to additional paid in capital in stockholders’ equity. Stock-based awards issued to the Company’s principals are classified as liability awards, as principals are non-employees. The Company measures the fair value of the stock-based awards granted to its principals at the earlier of the date at which performance is completed or a performance commitment has been reached. The Company’s stock-based awards to principals do not have disincentives for non-performance other than forfeiture of the award by the principals and therefore the Company measures the fair value of the award when the performance is completed by the principal, which is the completion of the vesting period. The Company accounts for liability classified stock-based awards issued to its principals as part of management fee expense in the consolidated statements of operations. Liability classified stock-based compensation is adjusted each reporting period to account for subsequent changes in the fair value of NFP’s common stock. The offsetting entry is to accrued liabilities. See “Note 11—Stock Incentive Plans” to the Company’s Consolidated Financial Statements contained in this report.

Effective January 1, 2007, NFP established an Employee Stock Purchase Plan (“ESPP”). The ESPP is designed to encourage the purchase of common stock by NFP’s employees, further aligning interests of employees and stockholders and providing incentive for current employees. Up to 3,500,000 shares of common stock are currently available for issuance under the ESPP. The ESPP enables all regular and part-time employees who have worked for NFP for at least one year to purchase shares of NFP common stock through payroll deductions of any whole dollar amount of eligible compensation, up to an annual maximum of $10,000. The employees’ purchase price is 85% of the lesser of the market price of the common stock on the first business day or the last business day of the quarterly offering period. The Company recognizes compensation expense related to the compensatory nature of the discount given to employees who participate in the ESPP, which totaled $0.2 million, $0.6 million and $0.5 million for the year ended December 31, 2010, 2009, and 2008, respectively.

New Accounting Pronouncements

For a discussion of recently adopted accounting standards, please see “Note 2—Summary of Significant Accounting policies” to the Company’s Consolidated Financial Statements contained in this report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to various market risks in its daily operations. Changes in interest rates, creditworthiness, the solvency of counterparties, equity securities pricing, or other market conditions could have a material impact on the Company’s results of operations.

In connection with the 2010 Credit Facility, NFP is exposed to changes in the benchmark interest rate, which is the British Bankers Association LIBOR Rate (“BBA LIBOR”). To reduce this exposure, NFP executed a one-month LIBOR interest rate swap (the “Swap”) on July 14, 2010 to hedge $50.0 million of general corporate variable debt based on one-month BBA LIBOR, beginning on April 14, 2011. The Swap has been designated as a hedging instrument in a cash flow hedge of interest payments on $50.0 million of borrowings under the term loan portion of the 2010 Credit Facility by effectively converting a portion of the variable rate debt to a fixed rate basis. The Company manages the Swap’s counterparty exposure by considering the credit rating of the counterparty, the size of the Swap, and other financial commitments and exposures between the Company and the counterparty. The Swap is transacted under International Swaps and Derivatives Association (ISDA) documentation.

Based on the weighted average borrowings under NFP’s 2006 and 2010 Credit Facilities during the years ended December 31, 2010 and 2009, a 1% change in short-term interest rates would have affected the Company’s pre-tax income by approximately $1.2 million in 2010 and $1.1 million in 2009.

The Company is further exposed to short-term interest rate risk because it holds cash, cash equivalents and securities purchased under resale agreements. These funds are denoted in fiduciary funds—restricted related to premium trust accounts. These funds cannot be used for general corporate purposes, and should not be considered a source of liquidity for the Company. Based on the weighted average amount of cash, cash equivalents and securities held in fiduciary funds—restricted related to premium trust accounts, a 1% change in short-term interest rates would have affected the Company’s pre-tax income by approximately $1.7 million in 2010 and $1.3 million in 2009.

The Company is exposed to credit risk from over-advanced management fees paid to principals and promissory notes related thereto. The Company records a reserve for its promissory notes and over-advanced management fees based on historical experience and expected trends. The Company also performs ongoing evaluations of the creditworthiness of its principals based on the firms’ business activities. If the financial condition of the Company’s principals were to deteriorate, resulting in an inability to make payment, additional allowances may be required. See “Note 5—Notes receivable, net” to the Company’s Consolidated Financial Statements contained in this report.

The Company has market risk on the fees it earns that are based on the value of assets under management or the value of assets held in certain mutual fund accounts and variable insurance policies for which ongoing fees or commissions are paid. Certain of the Company’s performance-based fees are impacted by fluctuation in the market performance of the assets managed according to such arrangements. Additionally, through the Company’s broker-dealer subsidiaries, it has market risk on buy and sell transactions effected by its customers. The Company is contingently liable to its clearing brokers for margin requirements under customer margin securities transactions, the failure of delivery of securities sold or payment for securities purchased by a customer. If customers do not fulfill their obligations, a gain or loss could be suffered equal to the difference between a customer’s commitment and the market value of the underlying securities. The risk of default depends on the creditworthiness of the customers. The Company assesses the risk of default of each customer accepted to minimize its credit risk.

Finally, in connection with the offering of the 2010 Notes, NFP entered into the convertible note hedge and warrant transactions. Such convertible note hedge and warrant transactions are intended to lessen or eliminate the potential dilutive effect of the conversion feature of the 2010 Notes on NFP’s common stock.

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

Changes in Internal Control over Financial Reporting

None.

Management’s Report on Internal Control Over Financial Reporting

NFP’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of NFP’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with GAAP.

As of December 31, 2010, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2010, is effective.

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

Management has excluded from its assessment of internal control over financial reporting at December 31, 2010 two financial services firms acquired in purchase business combinations during 2010. These businesses are wholly-owned, and individually insignificant to the consolidated results of the Company and comprised, in aggregate, less than 1% of the consolidated total revenue and consolidated total assets, for the years ended December 31, 2010 and December 31, 2009.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, was audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on pages F-2, which expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.

Item 9B. Other Information

Notice of Non-Renewal of Change in Control Severance Plan

On May 3, 2007 (the “Adoption Date”), NFP’s Board of Directors adopted the National Financial Partners Corp. Change in Control Severance Plan (the “2007 Plan”). The 2007 Plan automatically renews for three-year terms on each annual anniversary of the Adoption Date (the “Anniversary Date”), unless at least 90 days prior to the Anniversary Date NFP gives notice that the term of the 2007 Plan shall not be extended. Certain of NFP’s named executive officers participate in the 2007 Plan. The Company has provided notice of its election to not renew the current term of the 2007 Plan to all participants. Accordingly, the current term of the 2007 Plan will expire on May 3, 2013. The Company intends to approve a new Change in Control Severance Plan in order to better reflect current compensation practices and trends.

Departure of Director

On February 7, 2011, Ms. Shari Loessberg notified NFP that she does not intend to stand for reelection to NFP’s Board of Directors at the 2011 Annual Meeting of Stockholders and will resign as an independent director from NFP’s Board of Directors effective June 8, 2011. Ms. Loessberg’s decision did not involve a disagreement with the Company on any matter relating to the Company’s operations, policies or practices. As of the date of this Annual Report on Form 10-K, NFP’s Board of Directors consists of eight directors, six of which are independent.

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

Item 14. Principal Accountant Fees and Services

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

(3) List of Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of National Financial Partners Corp. (incorporated by reference to Exhibit 3.1 to NFP’s Registration Statement on Form S-1 (Amendment No. 4) filed on September 15, 2003)

3.1a	Certificate of Amendment of Amended and Restated Certificate of Incorporation of National Financial Partners Corp. (incorporated by reference to Exhibit 3.2 to NFP’s Registration Statement on Form S-1 (Amendment No. 4) filed on September 15, 2003)

3.1b	Certificate of Amendment of Certificate of Incorporation of National Financial Partners Corp. (incorporated by reference to Exhibit 3.2a to NFP’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 filed on August 5, 2009)

3.2	National Financial Partners Corp. Amended and Restated By-Laws (incorporated by reference to Exhibit 3.3 to NFP’s Quarterly Report on Form 10-Q for the period ended September 30, 2009 filed on November 4, 2009)

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 of NFP’s Registration Statement on Form S-1 (Amendment No. 4) filed on September 15, 2003)

4.2	Form of Second Amended and Restated Stockholders Agreement, dated as of February 13, 2004, among National Financial Partners Corp., Apollo Investment Fund IV, LP and each of the stockholders party thereto (incorporated by reference to Exhibit 4.2 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 12, 2004)

4.3	Form of Lock-up Agreement (incorporated by reference to Exhibit 4.3 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 12, 2004)

4.4a	Indenture, dated as of January 16, 2007, between National Financial Partners Corp. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to NFP’s Current Report on Form 8-K filed on January 22, 2007)

4.4b	First Supplemental Indenture, dated as of January 22, 2007, between National Financial Partners Corp. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to NFP’s Current Report on Form 8-K filed on January 25, 2007)

4.5a	Confirmation regarding convertible bond hedge transaction, dated January 17, 2007, between National Financial Partners Corp. and Goldman Sachs Financial Markets, L.P. (incorporated by reference to Exhibit 10.1 to NFP’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed on May 4, 2007)

Exhibit No.	Description
4.5b	Termination agreement regarding convertible bond hedge transaction, dated July 8, 2010, between National Financial Partners Corp. and Goldman Sachs Financial Markets, L.P. (incorporated by reference to Exhibit 4.1 to NFP’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 filed on August 4, 2010)

4.6a	Confirmation regarding issuer warrant transaction, dated January 17, 2007, between National Financial Partners Corp. and Goldman Sachs Financial Markets, L.P. (incorporated by reference to Exhibit 10.2a to NFP’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed on May 4, 2007)

4.6b	Amendment to the Confirmation regarding issuer warrant transaction, dated January 18, 2007, between National Financial Partners Corp. and Goldman Sachs Financial Markets, L.P. (incorporated by reference to Exhibit 10.2b to NFP’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed on May 4, 2007)

4.6c	Termination agreement regarding issuer warrant transaction, dated July 8, 2010, between National Financial Partners Corp. and Goldman Sachs Financial Markets, L.P. (incorporated by reference to Exhibit 4.2 to NFP’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 filed on August 4, 2010)

4.7	Indenture, dated as of June 15, 2010, between National Financial Partners Corp. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to NFP’s Current Report on Form 8-K filed on June 16, 2010)

4.8	Confirmation regarding convertible bond hedge transaction, dated June 9, 2010, between National Financial Partners Corp. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.2 to NFP’s Current Report on Form 8-K filed on June 14, 2010)

4.9	Confirmation regarding issuer warrant transaction, dated June 9, 2010, between National Financial Partners Corp. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.3 to NFP’s Current Report on Form 8-K filed on June 14, 2010)

4.10	Confirmation regarding convertible bond hedge transaction, dated June 9, 2010, between National Financial Partners Corp. and Bank of America, N.A. (incorporated by reference to Exhibit 10.4 to NFP’s Current Report on Form 8-K filed on June 14, 2010)

4.11	Confirmation regarding issuer warrant transaction, dated June 9, 2010, between National Financial Partners Corp. and Bank of America, N.A. (incorporated by reference to Exhibit 10.5 to NFP’s Current Report on Form 8-K filed on June 14, 2010)

4.12	Confirmation regarding convertible bond hedge transaction, dated June 9, 2010, between National Financial Partners Corp. and Wells Fargo Securities, LLC, solely as agent of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.6 to NFP’s Current Report on Form 8-K filed on June 14, 2010)

4.13	Confirmation regarding issuer warrant transaction, dated June 9, 2010, between National Financial Partners Corp. and Wells Fargo Securities, LLC, solely as agent of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.7 to NFP’s Current Report on Form 8-K filed on June 14, 2010)

10.1a	Credit Agreement, dated as of August 22, 2006, among National Financial Partners Corp., the financial institutions party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on August 22, 2006)

Exhibit No.	Description
10.1b	Amendment to Credit Agreement, dated as of January 16, 2007, among National Financial Partners Corp., the financial institutions party thereto and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 10.2 to NFP’s Current Report on Form 8-K filed on January 19, 2007)

10.1c	Second Amendment to Credit Agreement, dated as of December 9, 2008, among National Financial Partners Corp., the financial institutions party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on December 10, 2008)

10.1d	Third Amendment to Credit Agreement, dated as of May 6, 2009, among National Financial Partners Corp., the financial institutions party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on May 11, 2009)

10.1e	Fourth Amendment to Credit Agreement, dated as of June 9, 2010, among National Financial Partners Corp., the financial institutions party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on June 9, 2010)

10.2	Credit Agreement, dated as of July 8, 2010, among National Financial Partners Corp., the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K/A filed on July 15, 2010)

10.3	Lease, dated August 19, 1993, between Prentiss Properties Acquisition Partners, L.P. and NFP Insurance Services, Inc., as amended through January 1, 2002 (incorporated by reference to Exhibit 10.7 to NFP’s Registration Statement on Form S-1 (Amendment No. 4) filed on September 15, 2003)

10.4	Agreement of Lease, dated as of September 9, 2004, and letter agreement thereto, dated as of September 28, 2004, by and among The Equitable Life Assurance Society of the United States and Elas Securities Acquisition Corp. and National Financial Partners Corp. (incorporated by reference to Exhibit 10.9 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.5a	Lease, dated as of September 4, 2007, between Broadway # 340 Madison Operator LLC and National Financial Partners Corp. (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on September 5, 2007)

10.5b	First Amendment of Lease, dated as of December 11, 2007, between Broadway 340 Madison Operator LLC and National Financial Partners Corp. (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on December 13, 2007)

10.6	Sublease, dated August 31, 2007, between National Financial Partners Corp. and Keefe, Bruyette & Woods, Inc. (incorporated by reference to Exhibit 10.2 to NFP’s Current Report on Form 8-K filed on September 5, 2007)

10.7	Sublease, dated as of November 20, 2009, by and between National Financial Partners Corp. and RBC Madison Avenue LLC (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on November 30, 2009)

10.7	National Financial Partners Corp. Amended and Restated 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.9	National Financial Partners Corp. Amended and Restated 2002 Stock Incentive Plan for Principals and Managers (incorporated by reference to Exhibit 10.6 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

Exhibit No.	Description
10.10	National Financial Partners Corp. Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.11	National Financial Partners Corp. Amended and Restated 2000 Stock Incentive Plan for Principals and Managers (incorporated by reference to Exhibit 10.14 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.12	National Financial Partners Corp. Amended and Restated 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.13	Form of Notice of Grant of Restricted Stock Units under 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.16a to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.14	Form of Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.16b to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.15	National Financial Partners Corp. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to NFP’s Registration Statement on Form S-8 filed on December 13, 2006)

10.16	Amended and Restated National Financial Partners Corp. Deferred Compensation Plan for Employees of National Financial Partners, NFP Securities, Inc. and NFP Insurance Services, Inc. (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on March 27, 2009)

10.17	National Financial Partners Corp. 2009 Stock Incentive Plan (incorporated by reference to Appendix B to NFP’s Definitive Proxy Statement on Schedule 14A, filed on April 21, 2009)

10.18	National Financial Partners Corp. 2009 Management Incentive Plan (incorporated by reference to Appendix C to NFP’s Proxy Statement on Schedule 14A, filed on April 21, 2009)

10.19*	Form of Notice of Grant of Restricted Stock Units under 2009 Stock Incentive Plan and Additional Terms and Conditions of Restricted Stock Unit Grant for Employees of National Financial Partners Corp.

10.20*	Form of Notice of Grant of Restricted Stock Units under 2009 Stock Incentive Plan and Additional Terms and Conditions of Restricted Stock Unit Grant for Non-Management Directors of National Financial Partners Corp.

10.21	National Financial Partners Corp. Severance Policy (incorporated by reference to Exhibit 10.20 to NFP’s Annual Report on Form 10-K for the period ended December 31, 2008 filed on February 13, 2009)

10.22a	Employment Agreement, amended and restated as of February 15, 2005, between National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on February 18, 2005)

10.22b	Amendment and Waiver, dated as of November 16, 2006, by National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on November 20, 2006)

10.22c	Letter Agreement, dated December 10, 2009, between National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.21c to NFP’s Annual Report on Form 10-K for the period ended December 31, 2009 filed on February 12, 2010)

Exhibit No.	Description
10.22d	Notice of Grant of Restricted Stock Units to Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.2 to NFP’s Current Report on Form 8-K filed on February 18, 2005)

10.22e	Restricted Stock Unit Agreement, dated as of February 16, 2005, between National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.3 to NFP’s Current Report on Form 8-K filed on February 18, 2005)

10.23a	Letter Agreement, dated August 4, 2008, between National Financial Partners Corp. and Donna J. Blank (incorporated by reference to Exhibit 10.1 to NFP’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 filed on August 7, 2008)

10.23b	Employment Inducement Restricted Stock Unit Agreement, dated April 17, 2009, between National Financial Partners Corp. and Donna J. Blank (incorporated by reference to Exhibit 10.1 to NFP’s Quarterly Report on Form 10-Q for the period ended March 31, 2009 filed on May 11, 2009)

10.24	National Financial Partners Corp. Change In Control Severance Plan, dated May 4, 2007 (incorporated by reference to Exhibit 10.4 to NFP’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed on May 4, 2007)

10.25	National Financial Partners Corp. Change In Control Severance Plan Participation Schedule of Douglas Hammond, dated May 4, 2007 (incorporated by reference to Exhibit 10.5 to NFP’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed on May 4, 2007)

10.26	National Financial Partners Corp. Change in Control Severance Plan Participation Schedule of Michael Goldman, dated June 26, 2007 (incorporated by reference to Exhibit 10.18 to NFP’s Annual Report on Form 10-K for the period ended December 31, 2008 filed on February 13, 2009)

10.27	National Financial Partners Corp. Change in Control Severance Plan Participation Schedule of James Gelder dated July 1, 2007 (incorporated by reference to Exhibit 10.19 to NFP’s Annual Report on Form 10-K for the period ended December 31, 2008 filed on February 13, 2009)

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

21.1*	Subsidiaries of NFP

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL FINANCIAL PARTNERS CORP.

Date: February 10, 2011	By:	/s/ JESSICA M. BIBLIOWICZ
	Name:	Jessica M. Bibliowicz
	Title:	Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JESSICA M. BIBLIOWICZ Jessica M. Bibliowicz	Chairman, President and Chief Executive Officer (Principal executive officer)	February 10, 2011

/s/ DONNA J. BLANK Donna J. Blank	Executive Vice President and Chief Financial Officer (Principal financial officer)	February 10, 2011

/s/ BRETT R. SCHNEIDER Brett R. Schneider	Senior Vice President and Controller (Principal accounting officer)	February 10, 2011

/s/ STEPHANIE W. ABRAMSON Stephanie W. Abramson	Director	February 10, 2011

/s/ ARTHUR S. AINSBERG Arthur S. Ainsberg	Director	February 10, 2011

/s/ R. BRUCE CALLAHAN R. Bruce Callahan	Director	February 10, 2011

/s/ JOHN A. ELLIOTT John A. Elliott	Director	February 10, 2011

/s/ J. BARRY GRISWELL J. Barry Griswell	Director	February 10, 2011

/s/ SHARI LOESSBERG Shari Loessberg	Director	February 10, 2011

/s/ KENNETH C. MLEKUSH Kenneth C. Mlekush	Director	February 10, 2011

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of National Financial Partners Corp. (incorporated by reference to Exhibit 3.1 to NFP’s Registration Statement on Form S-1 (Amendment No. 4) filed on September 15, 2003)

3.1a	Certificate of Amendment of Amended and Restated Certificate of Incorporation of National Financial Partners Corp. (incorporated by reference to Exhibit 3.2 to NFP’s Registration Statement on Form S-1 (Amendment No. 4) filed on September 15, 2003)

3.1b	Certificate of Amendment of Certificate of Incorporation of National Financial Partners Corp. (incorporated by reference to Exhibit 3.2a to NFP’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 filed on August 5, 2009)

3.2	National Financial Partners Corp. Amended and Restated By-Laws (incorporated by reference to Exhibit 3.3 to NFP’s Quarterly Report on Form 10-Q for the period ended September 30, 2009 filed on November 4, 2009)

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 of NFP’s Registration Statement on Form S-1 (Amendment No. 4) filed on September 15, 2003)

4.2	Form of Second Amended and Restated Stockholders Agreement, dated as of February 13, 2004, among National Financial Partners Corp., Apollo Investment Fund IV, LP and each of the stockholders party thereto (incorporated by reference to Exhibit 4.2 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 12, 2004)

4.3	Form of Lock-up Agreement (incorporated by reference to Exhibit 4.3 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 12, 2004)

4.4a	Indenture, dated as of January 16, 2007, between National Financial Partners Corp. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to NFP’s Current Report on Form 8-K filed on January 22, 2007)

4.4b	First Supplemental Indenture, dated as of January 22, 2007, between National Financial Partners Corp. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to NFP’s Current Report on Form 8-K filed on January 25, 2007)

4.5a	Confirmation regarding convertible bond hedge transaction, dated January 17, 2007, between National Financial Partners Corp. and Goldman Sachs Financial Markets, L.P. (incorporated by reference to Exhibit 10.1 to NFP’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed on May 4, 2007)

4.5b	Termination agreement regarding convertible bond hedge transaction, dated July 8, 2010, between National Financial Partners Corp. and Goldman Sachs Financial Markets, L.P. (incorporated by reference to Exhibit 4.1 to NFP’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 filed on August 4, 2010)

4.6a	Confirmation regarding issuer warrant transaction, dated January 17, 2007, between National Financial Partners Corp. and Goldman Sachs Financial Markets, L.P. (incorporated by reference to Exhibit 10.2a to NFP’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed on May 4, 2007)

4.6b	Amendment to the Confirmation regarding issuer warrant transaction, dated January 18, 2007, between National Financial Partners Corp. and Goldman Sachs Financial Markets, L.P. (incorporated by reference to Exhibit 10.2b to NFP’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed on May 4, 2007)

Exhibit No.	Description
4.6c	Termination agreement regarding issuer warrant transaction, dated July 8, 2010, between National Financial Partners Corp. and Goldman Sachs Financial Markets, L.P. (incorporated by reference to Exhibit 4.2 to NFP’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 filed on August 4, 2010)

4.7	Indenture, dated as of June 15, 2010, between National Financial Partners Corp. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to NFP’s Current Report on Form 8-K filed on June 16, 2010)

4.8	Confirmation regarding convertible bond hedge transaction, dated June 9, 2010, between National Financial Partners Corp. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.2 to NFP’s Current Report on Form 8-K filed on June 14, 2010)

4.9	Confirmation regarding issuer warrant transaction, dated June 9, 2010, between National Financial Partners Corp. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.3 to NFP’s Current Report on Form 8-K filed on June 14, 2010)

4.10	Confirmation regarding convertible bond hedge transaction, dated June 9, 2010, between National Financial Partners Corp. and Bank of America, N.A. (incorporated by reference to Exhibit 10.4 to NFP’s Current Report on Form 8-K filed on June 14, 2010)

4.11	Confirmation regarding issuer warrant transaction, dated June 9, 2010, between National Financial Partners Corp. and Bank of America, N.A. (incorporated by reference to Exhibit 10.5 to NFP’s Current Report on Form 8-K filed on June 14, 2010)

4.12	Confirmation regarding convertible bond hedge transaction, dated June 9, 2010, between National Financial Partners Corp. and Wells Fargo Securities, LLC, solely as agent of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.6 to NFP’s Current Report on Form 8-K filed on June 14, 2010)

4.13	Confirmation regarding issuer warrant transaction, dated June 9, 2010, between National Financial Partners Corp. and Wells Fargo Securities, LLC, solely as agent of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.7 to NFP’s Current Report on Form 8-K filed on June 14, 2010)

10.1a	Credit Agreement, dated as of August 22, 2006, among National Financial Partners Corp., the financial institutions party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on August 22, 2006)

10.1b	Amendment to Credit Agreement, dated as of January 16, 2007, among National Financial Partners Corp., the financial institutions party thereto and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 10.2 to NFP’s Current Report on Form 8-K filed on January 19, 2007)

10.1c	Second Amendment to Credit Agreement, dated as of December 9, 2008, among National Financial Partners Corp., the financial institutions party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on December 10, 2008)

10.1d	Third Amendment to Credit Agreement, dated as of May 6, 2009, among National Financial Partners Corp., the financial institutions party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on May 11, 2009)

Exhibit No.	Description
10.1e	Fourth Amendment to Credit Agreement, dated as of June 9, 2010, among National Financial Partners Corp., the financial institutions party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on June 9, 2010)

10.2	Credit Agreement, dated as of July 8, 2010, among National Financial Partners Corp., the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K/A filed on July 15, 2010)

10.3	Lease, dated August 19, 1993, between Prentiss Properties Acquisition Partners, L.P. and NFP Insurance Services, Inc., as amended through January 1, 2002 (incorporated by reference to Exhibit 10.7 to NFP’s Registration Statement on Form S-1 (Amendment No. 4) filed on September 15, 2003)

10.4	Agreement of Lease, dated as of September 9, 2004, and letter agreement thereto, dated as of September 28, 2004, by and among The Equitable Life Assurance Society of the United States and Elas Securities Acquisition Corp. and National Financial Partners Corp. (incorporated by reference to Exhibit 10.9 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.5a	Lease, dated as of September 4, 2007, between Broadway # 340 Madison Operator LLC and National Financial Partners Corp. (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on September 5, 2007)

10.5b	First Amendment of Lease, dated as of December 11, 2007, between Broadway 340 Madison Operator LLC and National Financial Partners Corp. (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on December 13, 2007)

10.6	Sublease, dated August 31, 2007, between National Financial Partners Corp. and Keefe, Bruyette & Woods, Inc. (incorporated by reference to Exhibit 10.2 to NFP’s Current Report on Form 8-K filed on September 5, 2007)

10.7	Sublease, dated as of November 20, 2009, by and between National Financial Partners Corp. and RBC Madison Avenue LLC (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on November 30, 2009)

10.7	National Financial Partners Corp. Amended and Restated 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.9	National Financial Partners Corp. Amended and Restated 2002 Stock Incentive Plan for Principals and Managers (incorporated by reference to Exhibit 10.6 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.10	National Financial Partners Corp. Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.11	National Financial Partners Corp. Amended and Restated 2000 Stock Incentive Plan for Principals and Managers (incorporated by reference to Exhibit 10.14 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.12	National Financial Partners Corp. Amended and Restated 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

Exhibit No.	Description
10.13	Form of Notice of Grant of Restricted Stock Units under 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.16a to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.14	Form of Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.16b to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.15	National Financial Partners Corp. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to NFP’s Registration Statement on Form S-8 filed on December 13, 2006)

10.16	Amended and Restated National Financial Partners Corp. Deferred Compensation Plan for Employees of National Financial Partners, NFP Securities, Inc. and NFP Insurance Services, Inc. (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on March 27, 2009)

10.17	National Financial Partners Corp. 2009 Stock Incentive Plan (incorporated by reference to Appendix B to NFP’s Definitive Proxy Statement on Schedule 14A, filed on April 21, 2009)

10.18	National Financial Partners Corp. 2009 Management Incentive Plan (incorporated by reference to Appendix C to NFP’s Proxy Statement on Schedule 14A, filed on April 21, 2009)

10.19*	Form of Notice of Grant of Restricted Stock Units under 2009 Stock Incentive Plan and Additional Terms and Conditions of Restricted Stock Unit Grant for Employees of National Financial Partners Corp.

10.20*	Form of Notice of Grant of Restricted Stock Units under 2009 Stock Incentive Plan and Additional Terms and Conditions of Restricted Stock Unit Grant for Non-Management Directors of National Financial Partners Corp.

10.21	National Financial Partners Corp. Severance Policy (incorporated by reference to Exhibit 10.20 to NFP’s Annual Report on Form 10-K for the period ended December 31, 2008 filed on February 13, 2009)

10.22a	Employment Agreement, amended and restated as of February 15, 2005, between National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on February 18, 2005)

10.22b	Amendment and Waiver, dated as of November 16, 2006, by National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on November 20, 2006)

10.22c	Letter Agreement, dated December 10, 2009, between National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.21c to NFP’s Annual Report on Form 10-K for the period ended December 31, 2009 filed on February 12, 2010)

10.22d	Notice of Grant of Restricted Stock Units to Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.2 to NFP’s Current Report on Form 8-K filed on February 18, 2005)

10.22e	Restricted Stock Unit Agreement, dated as of February 16, 2005, between National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.3 to NFP’s Current Report on Form 8-K filed on February 18, 2005)

10.23a	Letter Agreement, dated August 4, 2008, between National Financial Partners Corp. and Donna J. Blank (incorporated by reference to Exhibit 10.1 to NFP’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 filed on August 7, 2008)

Exhibit No.	Description
10.23b	Employment Inducement Restricted Stock Unit Agreement, dated April 17, 2009, between National Financial Partners Corp. and Donna J. Blank (incorporated by reference to Exhibit 10.1 to NFP’s Quarterly Report on Form 10-Q for the period ended March 31, 2009 filed on May 11, 2009)

10.24	National Financial Partners Corp. Change In Control Severance Plan, dated May 4, 2007 (incorporated by reference to Exhibit 10.4 to NFP’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed on May 4, 2007)

10.25	National Financial Partners Corp. Change In Control Severance Plan Participation Schedule of Douglas Hammond, dated May 4, 2007 (incorporated by reference to Exhibit 10.5 to NFP’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed on May 4, 2007)

10.26	National Financial Partners Corp. Change in Control Severance Plan Participation Schedule of Michael Goldman, dated June 26, 2007 (incorporated by reference to Exhibit 10.18 to NFP’s Annual Report on Form 10-K for the period ended December 31, 2008 filed on February 13, 2009)

10.27	National Financial Partners Corp. Change in Control Severance Plan Participation Schedule of James Gelder dated July 1, 2007 (incorporated by reference to Exhibit 10.19 to NFP’s Annual Report on Form 10-K for the period ended December 31, 2008 filed on February 13, 2009)

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

21.1*	Subsidiaries of NFP

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

INDEX TO FINANCIAL STATEMENTS

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of National Financial Partners Corp.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of National Financial Partners Corp. and its subsidiaries (the “Company”) at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it presents segments on January 1, 2010 and its method of accounting for convertible debt instruments on January 1, 2009.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded two financial services subsidiaries (the “firms”) from its assessment of internal control over financial reporting as of December 31, 2010 because the firms were acquired by the Company in purchase business combinations during 2010. We have also excluded the two firms from our audit of internal control over financial reporting. The firms are wholly-owned subsidiaries whose total assets and total revenues represent less than 1% of the related consolidated financial statement amounts as of and for the year ended December 31, 2010.

/s/    PricewaterhouseCoopers LLP

New York, New York

February 10, 2011

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share amounts)

	December 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash & cash equivalents	$128,830	$55,994
Fiduciary funds—restricted related to premium trust accounts	82,647	75,931
Commissions, fees, and premiums receivable, net	120,572	129,833
Due from principals and/or certain entities they own	7,981	14,075
Notes receivables, net	6,128	9,731
Deferred tax assets	13,865	14,283
Other current assets	17,442	14,435

Total current assets	377,465	314,282
Property and equipment, net	37,359	37,291
Deferred tax assets	5,836	5,820
Intangibles, net	337,833	379,513
Goodwill, net	60,894	63,887
Notes receivable, net	30,724	28,714
Other non-current assets	42,952	39,744

Total assets	$893,063	$869,251

LIABILITIES
Current Liabilities:
Premiums payable to insurance carriers	$83,091	$77,941
Short term debt	—	40,000
Current portion of long term debt	12,500	—
Income taxes payable	—	6,325
Due to principals and/or certain entities they own	37,406	34,106
Accounts payable	36,213	24,337
Accrued liabilities	55,673	73,105

Total current liabilities	224,883	255,814
Long term debt	106,250	—
Deferred tax liabilities	1,552	4,380
Convertible senior notes	87,581	204,548
Other non-current liabilities	64,585	64,472

Total liabilities	484,851	529,214

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value: Authorized 200,000 shares; none issued	—	—
Common stock, $0.10 par value: Authorized 180,000 shares; 45,963 and 44,142 issued and 43,502 and 41,363 outstanding, respectively	4,596	4,414
Additional paid-in capital	902,153	876,563
Accumulated deficit	(425,063)	(438,109)
Treasury stock, 2,461 and 2,779 shares, respectively, at cost	(73,458)	(102,930)
Accumulated other comprehensive (loss) income	(16)	99

Total stockholders’ equity	408,212	340,037

Total liabilities and stockholders’ equity	$893,063	$869,251

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2010	2009	2008
Revenue:
Commissions and fees	$981,917	$948,285	$1,150,387
Operating expenses:
Commissions and fees	303,794	263,947	362,868
Compensation expense	256,181	268,335	291,753
Non-compensation expense	156,538	159,523	181,404
Management fees	161,958	146,181	170,683
Amortization of intangibles	33,013	36,551	39,194
Depreciation	12,123	19,242	13,371
Impairment of goodwill and intangible assets	2,901	618,465	41,257
Gain on sale of businesses, net	(10,295)	(2,096)	(7,663)

Total operating expenses	916,213	1,510,148	1,092,867
Income (loss) from operations	65,704	(561,863)	57,520
Non-operating income and expenses
Interest income	3,854	3,077	4,854
Interest expense	(18,533)	(20,567)	(21,764)
Gain on early extinguishment of debt	9,711	—	—
Other, net	8,303	11,583	1,199

Non-operating income and expenses, net	3,335	(5,907)	(15,711)
Income (loss) before income taxes	69,039	(567,770)	41,809
Income tax expense (benefit)	26,481	(74,384)	33,338

Net income (loss)	$42,558	$(493,386)	$8,471

Earnings (loss) per share:
Basic	$1.00	$(12.02)	$0.21

Diluted	$0.96	$(12.02)	$0.21

Weighted average shares outstanding
Basic	42,638	41,054	39,543

Diluted	44,136	41,054	40,933

Dividends declared per share	$—	$—	$0.63

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE (LOSS) INCOME

(in thousands)

	Common shares outstanding	Par value	Additional paid-in capital	Retained (deficit) earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2007	38,935	$4,244	$832,115	$113,716	$(140,952)	$—	$809,123
Common stock issued for acquisitions	669	67	18,391	—	—	—	18,458
Common stock issued for contingent consideration	89	—	431	—	1,628	—	2,059
Common stock issued for incentive payments	290	5	4,258	—	4,116	—	8,379
Other common stock issuances	269	27	12,635	—	—	—	12,662
Common stock repurchased	(950)	—	—	—	(25,757)	—	(25,757)
Tax benefit from equity component of issuance costs	—	—	103	—	—	—	103
Stock issued through Employee Stock Purchase Plan	—	—	173	—	1,509	—	1,682
Stock-based awards exercised/lapsed, including tax benefit	451	45	1,437	—	—	—	1,482
Shares cancelled to pay withholding taxes	—	—	(815)	—	—	—	(815)
Amortization of unearned stock-based compensation, net of cancellations	—	—	12,730	(107)	—	—	12,623
Cash dividends declared on common stock ($0.63 per share)	—	—	—	(24,902)	—	—	(24,902)
Components of comprehensive income:
Translation adjustments, net of tax effect of ($27)	—	—	—	—	—	(50)	(50)
Net Income	—	—	—	8,471	—	—	8,471

Comprehensive Income	—	—	—	—	—	—	8,421

Balance at December 31, 2008	39,753	$4,388	$881,458	$97,178	$(159,456)	$(50)	$823,518

Common stock issued for contingent consideration	1,084	—	(6,801)	(35,689)	45,887	—	3,397
Common stock repurchased	(92)	—	—	—	(947)	—	(947)
Tax benefit from equity component of issuance costs	—	—	75	—	—	—	75
Stock issued through Employee Stock Purchase Plan	351	—	(4,370)	(6,133)	11,586	—	1,083
Stock-based awards exercised/lapsed, including tax benefit	267	26	(3,981)	—	—	—	(3,955)
Shares cancelled to pay withholding taxes	—	—	(374)	—	—	—	(374)
Amortization of unearned stock-based compensation, net of cancellations	—	—	10,556	(79)	—	—	10,477
Components of comprehensive loss:
Translation adjustments, net of tax effect of ($22)	—	—	—	—	—	149	149
Net (Loss)	—	—	—	(493,386)	—	—	(493,386)

Comprehensive (Loss)	—	—	—	—	—	—	(493,237)

Balance at December 31, 2009	41,363	$4,414	$876,563	$(438,109)	$(102,930)	$99	$340,037

Common stock issued for contingent consideration	648	—	—	(25,033)	30,053	—	5,020
Common stock repurchased	(444)	—	—	—	(5,853)	—	(5,853)
Purchase call of options	—	—	(33,913)	—	—	—	(33,913)
Tax benefit from purchase call of options	—	—	11,614	—	—	—	11,614
Sale of warrants	—	—	21,025	—	—	—	21,025
Equity component of convertible senior	—	—	23,407	—	—	—	23,407
notes, net of deferred tax liability
Equity component of issuance costs	—	—	(1,166)	—	—	—	(1,166)
Extinguishment of 2007 convertible senior notes equity component	—	—	(12,658)	—	—	—	(12,658)
Stock issued through Employee Stock Purchase Plan	114	—	(1)	(4,408)	5,272	—	863
Stock-based awards exercised/lapsed, including tax benefit	1,821	182	13,344	—	—	—	13,526
Shares cancelled to pay withholding taxes	—	—	(2,107)	—	—	—	(2,107)
Amortization of unearned stock-based compensation, net of cancellations	—	—	9,202	(3)	—	—	9,199
Dividend equivalents of stock-based awards	—	—	—	(68)	—	—	(68)
Other	—	—	(3,157)	—	—	—	(3,157)
Translation adjustments, net of tax effect of ($0)	—	—	—	—	—	111	111
Unrealized (loss) on derivative transactions, net of tax effect of ($199)	—	—	—	—	—	(226)	(226)
Net Income	—	—	—	42,558	—	—	42,558

Comprehensive Income	—	—	—	—	—	—	42,443

Balance at December 31, 2010	43,502	$4,596	$902,153	$(425,063)	$(73,458)	$(16)	$408,212

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flow from operating activities:
Net income (loss)	$42,558	$(493,386)	$8,471
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred taxes	2,058	(101,514)	(3,430)
Stock-based compensation	17,336	10,526	12,623
Impairment of goodwill and intangible assets	2,901	618,465	41,257
Amortization of intangibles	33,013	36,551	39,194
Depreciation	12,123	19,242	13,371
Accretion of senior convertible notes discount	8,287	11,073	10,388
(Gain) on sale of businesses, net	(10,295)	(2,096)	(7,663)
Loss on sublease	1,766	8,201	—
Bad debt expense	5,028	2,622	1,650
Gain on early extinguishment of debt	(9,711)	—	—
Other, net	(3,460)	—	(26)
(Increase) decrease in operating assets:
Fiduciary funds-restricted related to premium trust accounts	(6,716)	(822)	11,570
Commissions, fees and premiums receivable, net	7,032	10,382	13,962
Due from principals and/or certain entities they own	4,567	4,516	(1,889)
Notes receivable, net—current	3,603	(3,275)	(926)
Other current assets	(2,990)	3,441	(2,007)
Notes receivable, net—non-current	(8,068)	1,011	(12,821)
Other non-current assets	1,755	(1,353)	(12,005)
Increase (decrease) in operating liabilities:
Premiums payable to insurance carriers	5,150	4,782	(11,477)
Income taxes payable	2,351	6,314	(1,888)
Due to principals and/or certain entities they own	1,142	(11,943)	(33,142)
Accounts payable	14,099	(4,006)	(5,309)
Accrued liabilities	(3,551)	11,197	(17,718)
Other non-current liabilities	(546)	(6,108)	14,266

Total adjustments	76,874	617,206	47,980

Net cash provided by operating activities	119,432	123,820	56,451

Cash flow from investing activities:
Proceeds from disposal of businesses	5,670	16,106	22,615
Purchases of property and equipment, net	(12,376)	(7,120)	(33,241)
Proceeds from (payments for) acquired firms, net of cash	305	1,233	(49,092)
Payments for contingent consideration	(13,302)	(4,287)	(27,277)
Change in restricted cash	10,000	(10,000)	—

Net cash used in investing activities	(9,703)	(4,068)	(86,995)

Cash flow from financing activities:
Proceeds from borrowings	—	—	199,000
Repayments of borrowings	(40,000)	(108,000)	(177,000)
Proceeds from long term debt	125,000	—	—
Repayment of long term debt	(6,250)	—	—
Long term debt costs	(4,017)	—	—
Proceeds from issuance of senior convertible notes	125,000	—	—
Senior convertible notes issuance costs	(4,123)	—	—
Repayment of senior convertible notes	(219,650)	—	—
Senior convertible notes tender offer costs	(800)	—	—
Purchase of call options	(33,913)	—	—
Sale of warrants	21,025	—	—
Proceeds from stock-based awards, including tax benefit	3,010	(3,955)	1,482
Shares cancelled to pay withholding taxes	(2,107)	(374)	(815)
Payments for treasury stock repurchase	—	—	(24,612)
Dividends paid	(68)	(50)	(33,072)

Net cash used in financing activities	(36,893)	(112,379)	(35,017)

Net increase (decrease) in cash and cash equivalents	72,836	7,373	(65,561)
Cash and cash equivalents, beginning of the year	55,994	48,621	114,182

Cash and cash equivalents, end of the year	$128,830	$55,994	$48,621

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$27,203	$23,729	$37,470

Cash paid for interest	$6,784	$6,625	$9,756

Non-cash transactions:
See Note 16

See accompanying notes to consolidated financial statements.

Note 1—Nature of Operations

National Financial Partners Corp. (“NFP”), a Delaware corporation, was formed on August 27, 1998, but did not commence operations until January 1, 1999. NFP and its benefits, insurance and wealth management businesses (together with NFP, the “Company”), provide a full range of advisory and brokerage services to the Company’s clients. NFP serves corporate and high net worth individual clients throughout the United States and in Canada, with a focus on the middle market and entrepreneurs. As of December 31, 2010, the Company operated over 140 businesses.

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

Note 2—Summary of Significant Accounting Policies

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements include the accounts of NFP and its majority-owned subsidiaries and variable interest entities (“VIEs”) for which NFP is considered to be the primary beneficiary. All material intercompany balances and transactions have been eliminated.

All dollar amounts, except per share data in the text and tables herein, are stated in thousands unless otherwise indicated. Certain amounts have been reclassified to conform to the current period presentation.

Reclassifications and adjustments

During the second quarter of 2010, the Company identified that it had incorrectly failed to net current and non-current deferred tax assets and liabilities on a jurisdictional basis in periods prior to June 30, 2010. The Company has evaluated the effects of these errors and concluded that they are not material to any of the Company’s previously issued quarterly or annual consolidated financial statements. Nevertheless, the Company has elected to revise its consolidated statement of financial condition, as of December 31, 2009, to correctly net the balances.

The following financial statements prior periods and line items within the consolidated statements of financial condition have been revised as summarized:

	As of December 31, 2009
	As Originally Reported	Adjustments	As Revised
Deferred tax assets–current	$14,779	$(496)	$14,283
Deferred tax assets–non-current	106,495	(100,675)	5,820
Total Assets	970,422	(101,171)	869,251
Deferred tax liabilities–current	496	(496)	—
Deferred tax liabilities–non-current	105,055	(100,675)	4,380
Total Liabilities	630,385	(101,171)	529,214

	As of March 31, 2010
	As Originally Reported	Adjustments	As Revised
Deferred tax assets–current	$14,008	$(44)	$13,964
Deferred tax assets–non-current	106,311	(100,621)	5,690
Total Assets	922,614	(100,665)	821,949
Deferred tax liabilities–current	494	(494)	—
Deferred tax liabilities–non-current	104,453	(100,171)	4,282
Total Liabilities	573,666	(100,665)	473,001

	As of September 30, 2009
	As Originally Reported	Adjustments	As Revised
Deferred tax assets–current	$8,322	$(4,901)	$3,421
Deferred tax assets–non-current	110,561	(109,167)	1,394
Total Assets	965,878	(114,068)	851,810
Deferred tax liabilities–current	239	(239)	—
Deferred tax liabilities–non-current	116,825	(113,829)	2,996
Total Liabilities	630,142	(114,068)	516,074

	As of June 30, 2009
	As Originally Reported	Adjustments	As Revised
Deferred tax assets–current	$8,926	$(3,426)	$5,500
Deferred tax assets–non-current	109,983	(107,742)	2,241
Total Assets	977,208	(111,168)	866,040
Deferred tax liabilities–current	7	(7)	—
Deferred tax liabilities–non-current	115,977	(111,161)	4,816
Total Liabilities	655,017	(111,168)	543,849

	As of March 31, 2009
	As Originally Reported	Adjustments	As Revised
Deferred tax assets–current	$9,351	$(3,960)	$5,391
Deferred tax assets–non-current	109,661	(107,464)	2,197
Total Assets	972,366	(111,424)	860,942
Deferred tax liabilities–current	3	(3)	—
Deferred tax liabilities–non-current	116,142	(111,421)	4,721
Total Liabilities	664,922	(111,424)	553,498

Recently adopted accounting guidance

On January 1, 2009, the Company adopted new guidance related to the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). The guidance applied to NFP’s previously held $230.0 million (including over-allotment) aggregate principal amount of 0.75% convertible senior notes that were initially due February 1, 2012 (the “2007 Notes”). As of December 31, 2010, no 2007 Notes remained outstanding. See “Note 7—Borrowings” for a full discussion of the 2007 Notes and their retirement. The new guidance impacted the 2007 Notes by requiring their separation into two separate components: a non-convertible note and a conversion option. As a result, NFP was required to recognize interest expense on its 2007 Notes at their non-convertible debt borrowing rate (6.62%) rather than at their stated face rate of (0.75%). With the change in accounting principle required by the new guidance, NFP was also required to amortize to interest expense the excess of the principal amount of the liability component of its 2007 Notes over the carrying amount using the interest method, and the non-cash portion of interest expense relating to the discount on the notes was recognized as a charge to earnings. Previously, NFP recorded the cost incurred in connection with the convertible note hedge, including the related tax benefit, and the proceeds from the sale of the warrants, both entered into in connection with the issuance of the 2007 Notes, as adjustments to additional paid-in capital. As such, the face value of the 2007 Notes of $230.0 million was previously shown as a liability on the consolidated statement of financial condition and the discount was recognized as an adjustment to additional paid-in capital of $55.9 million. In addition, interest expense was previously recognized through earnings based only on the stated rate of the notes.

The cumulative effect of the change in accounting principle for the adoption of the guidance related to the accounting for convertible debt on retained earnings and additional paid-in capital as of January 1, 2009 was a decrease of $11.8 million and an increase of $47.2 million, respectively, resulting in a net $35.4 million increase in total stockholder’s equity. In addition, the notes and income taxes payable decreased by $36.6 million resulting in total liabilities decreasing $36.6 million. Prepaid expenses decreased by $1.2 million resulting in a $1.2 million decrease in total assets as a result of the adoption.

The following financial statement line items within the consolidated statement of operations for the year ended December 31, 2008 was affected by the adoption of the guidance relating to the accounting for convertible debt:

	Year Ended December 31, 2008
	As Originally Reported	Effect of Change	After Adoption of New Accounting Guidance
Interest and other expense	$(11,867)	$(10,020)	$(21,887)
Income before income taxes	51,829	(10,020)	41,809
Provision for income taxes	36,993	(3,655)	33,338
Net income	14,836	(6,365)	8,471
Net income per share:
Basic	0.38	(0.17)	0.21
Diluted	$0.36	$(0.15)	$0.21

The guidance also applies to NFP’s current $125.0 million principal amount of 4.0% convertible senior notes due June 15, 2017 (the “2010 Notes”) (see “Note 7—Borrowings”) for a full discussion of the 2010 Notes). Both the 2007 Notes and the 2010 Notes are presented on and after January 1, 2009 on the consolidated statement of financial condition at their net carrying amount, or the face value of the notes less their unamortized discount for respectively December 31, 2009 and December 31, 2010. As required, effective January 1, 2009, NFP’s comparative financial statements of prior years have been adjusted to apply its provisions retrospectively.

The following financial statement line items within the consolidated statement of cash flows for the year ended December 31, 2008 was affected by the adoption of the guidance relating to the accounting for convertible debt:

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

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance on the consolidation of VIEs. This guidance requires an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the entity has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Enhanced disclosures are also required to provide information about an enterprise’s involvement in a VIE. This guidance became effective January 1, 2010 and did not have a significant impact on the Company’s financial position, results of operations or cash flows. The disclosures required by this pronouncement are included below in “—Consolidation of Variable Interest Entities” and “Note 19—Variable Interest Entities.”

In January 2010, the FASB issued new guidance for improving disclosures about fair value measurements. This guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, for Level 3 fair value measurements, a reporting entity should present separately information about purchases, sales, issuances and settlements. This guidance is effective for interim and annual reporting periods ending on or after December 15, 2009 except for disclosures for Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010. The adoption of this guidance on January 1, 2010 did not have a material impact on the Company’s consolidated financial statements, as the Company had no transfers between Level 1 and Level 2 fair value measurements and no material classes of assets and liabilities that required additional disclosure. The Company intends to adopt the remaining Level 3 disclosure requirements effective March 31, 2011. The Company is in the process of evaluating the additional disclosure requirements and does not expect that the additional requirements will have a significant impact on its consolidated financial statements.

In July 2010, the FASB issued amended guidance for disclosures about the credit quality of financing receivables and the allowance for credit losses. This update amends existing guidance by requiring more robust and disaggregated disclosures by an entity about the credit quality of its financing receivables and its allowance for credit losses. These disclosures will provide financial statement users with additional information about the nature of credit risks inherent in the Company’s financing receivables, how the Company analyzes and assesses credit risk in determining its allowance for credit losses, and the reasons for any changes the Company may make in its allowance for credit losses. This update is generally effective for interim and annual reporting periods ending on or after December 15, 2010; however, certain aspects of the update pertaining to activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The disclosures required by adopting this guidance on December 31, 2010, are included in “Note 5—Notes Receivable, net.” The Company intends to adopt the remaining disclosure requirements effective January 1, 2011. The Company believes the adoption of the additional disclosure requirements will primarily result in increased notes receivable disclosures, but it is not expected to have any other impact on the Company’s consolidated financial statements.

Use of estimates

The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Cash and cash equivalents

For purposes of the consolidated statement of cash flows, cash equivalents consist of highly liquid investments purchased with a remaining maturity of three months or less. The carrying amounts reported on the statement of financial condition approximate their fair value.

Fiduciary funds — restricted related to premium trust accounts

In their capacity as third-party administrators, certain businesses collect premiums from insureds, and after deducting their commissions and/or fees, remit these premiums to insurance carriers. Unremitted insurance premiums are held in a fiduciary capacity until disbursed. Various state regulations provide specific requirements that limit the type of investments that may be made with such funds. Accordingly, these funds are invested in cash, money market accounts, and securities purchased under resale agreements. Interest income is earned on these unremitted funds, which is reported as interest and other income in the accompanying consolidated statements of operations. It is the Company’s policy for the businesses to directly, or through a custodial agent, take possession of the securities purchased under resale agreements. Due to their short-term nature (overnight), the carrying amounts of such transactions approximate their fair value.

Net capital

Certain subsidiaries of NFP are subject to the Securities and Exchange Commission (“SEC”) Net Capital Requirements for Brokers or Dealers (Rule 15c3-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which requires the maintenance of minimum net capital. As of December 31, 2010, these subsidiaries had aggregate net capital of $29.5 million, which was $25.9 million in excess of aggregate minimum net capital requirements of $3.6 million. These subsidiaries do not carry customer accounts and are not subject to the reserve requirements stated in Exchange Act Rule 15c3-3.

Business Segments

NFP has three reportable segments: the Corporate Client Group (the “CCG”), the Individual Client Group (the “ICG”) and the Advisor Services Group (the “ASG”). The CCG is one of the leading corporate benefits advisors in the middle market, offering independent solutions for health and welfare, retirement planning, executive benefits, and commercial property and casualty insurance. The ICG is a leader in the delivery of independent life insurance, annuities, long term care and wealth transfer solutions for high net worth individuals, and includes wholesale life brokerage, retail life and investment advisory services. The ASG, including NFP Securities, Inc. (“NFPSI”), a leading independent broker-dealer and registered investment advisor, serves independent financial advisors whose clients are high net worth individuals and companies by offering broker-dealer and asset management products and services. See “Note 18—Segment Information” for further detail.

Impairment of goodwill and other intangible assets

The Company evaluates its amortizing (long-lived assets) and non-amortizing intangible assets for impairment in accordance with U.S. GAAP.

In accordance with U.S. GAAP, long-lived assets, such as purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company establishes an internal financial plan for its individual business lines and measures the actual performance of its business lines against this financial plan. These events or changes in circumstances include, but are not limited to, when a business line experiences a significant deterioration in its operating cash flow compared to the financial plan or prior year performance, a change in the extent or manner in which the long lived asset is being used, or a current expectation that, more likely than not, a long lived asset will be sold or otherwise disposed of before the end of its previously estimated useful life. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted cash flows expected to be generated by the asset and by the eventual disposition of the asset. If the estimated undiscounted cash flows are less than the carrying amount of the underlying asset, an impairment may exist. The Company measures impairments on identifiable intangible assets subject to amortization by comparing the fair value of the asset to the carrying amount of the asset. In the event that the discounted cash flows are less than the carrying amount, an impairment charge will be recognized for the difference in the consolidated statements of operations.

In accordance with U.S. GAAP, goodwill and intangible assets not subject to amortization are tested at least annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the intangible asset might be impaired. Indicators at the business line level, which is considered a reporting unit for this analysis, include, but are not limited to, a significant deterioration in its operating cash flow compared to the reportable segment’s financial plan or prior year performance, loss of key personnel, a decrease in NFP’s market capitalization below its book value, and an expectation that a reporting unit will be sold or otherwise disposed of. If one or more indicators of impairment exist, NFP performs an evaluation to identify potential impairments. If an impairment is identified, NFP measures and records the amount of impairment loss.

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

See “Note 15—Goodwill and Other Intangible Assets—Impairment of goodwill and intangible assets.”

Consolidation of Variable Interest Entities

The Consolidated Financial Statements include the accounts of the Company and its controlled subsidiaries. The equity method of accounting is used for investments in non-controlled affiliates in which the Company’s ownership ranges from 20 to 50 percent, or in instances in which the Company is able to exercise significant influence but not control (such as representation on the investee’s Board of Directors). The Company consolidates all investments in affiliates in which the Company’s ownership exceeds 50 percent or where the Company has control. In addition, the Company consolidates any VIE for which the Company is considered the primary beneficiary.

Generally, a variable interest entity, or VIE, is an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. The primary beneficiary of a VIE is generally the entity that has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

NFP performed a qualitative and quantitative assessment as to whether its wholly owned subsidiaries (“Operating Companies”) are considered VIEs, and whether or not NFP is considered the Primary Beneficiary. In applying these assessments NFP identified its Operating Companies as VIEs and concluded that NFP is the primary beneficiary for those Operating Companies that are 100% wholly owned subsidiaries. Operating Companies that are not majority-owned are accounted for under the equity method.

See “Note 19—Variable Interest Entities.”

Derivative Instruments

The Company has limited involvement with derivative financial instruments, and does not use financial instruments or derivatives for any trading or other speculative purposes. As of December 31, 2010, in connection with its credit facility, the Company had one interest rate swap agreement designated as a hedging instrument in a cash flow hedge. See “Note 8—Derivative Instruments and Hedging Activities.”

The Company recognizes derivative instruments as either assets or liabilities at fair value, and recognizes the changes in fair value of the derivative instruments based on the designation of the derivative. For derivative instruments that are designated and qualify as hedging instruments, the Company designates the hedging instrument based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge. As of December 31, 2010, the Company does not have any outstanding derivative instruments designated as fair value hedges. The effective portion of the changes in fair value of derivatives that are designated as cash flow hedges is recorded as a component of accumulated other comprehensive (loss) income. The ineffective portion of changes in the fair value of derivatives designated as cash flow hedges would be recorded in earnings. For derivative instruments that do not qualify for hedge accounting, the Company recognizes gains or losses due to changes in fair value in its condensed consolidated statements of operations during the period in which the changes in fair value occur. The Company reviews the effectiveness of its hedging instruments on a quarterly basis, recognizes the current period hedge ineffectiveness immediately in earnings, and discontinues hedge accounting for any hedge that the Company no longer considers to be highly effective.

The designation of a derivative instrument as a hedge and its ability to meet the hedge accounting criteria determine how the change in fair value of the derivative instrument is reflected in its consolidated financial statements. A derivative qualifies for hedge accounting if, at inception, the Company expects the derivative to be highly effective in offsetting the underlying hedged cash flows or fair value and the Company fulfills the hedge documentation standards at the time the Company enters into the derivative contract. The asset or liability value of the derivative will change in tandem with its fair value. The Company records changes in fair value, for the effective portion of qualifying hedges, in other comprehensive (loss) income (“OCI”). The Company releases the derivative’s gain or loss from OCI to match the timing of the underlying hedged item’s effect on earnings.

Contingent consideration

NFP has incorporated contingent consideration, or earn-out provisions into the structure of acquisitions completed since the beginning of 2001. These arrangements generally result in the payment of additional consideration to sellers upon the satisfaction of certain compounded growth rate thresholds over the three-year period following the closing of the acquisition. In a small number of cases, contingent consideration may be payable after shorter periods.

The additional cash payments or share issuances are contingent consideration, and is accounted for as part of the purchase price of the businesses when the outcome of the contingency is determinable beyond a reasonable doubt. For acquisitions effective prior to January 1, 2009, contingent consideration is considered to be additional purchase consideration and is accounted for as part of the purchase price of the Company’s acquired businesses when the outcome of the contingency is determined beyond a reasonable doubt. On January 1, 2009, the Company adopted new guidance that related to the accounting for business combinations. Accordingly, contingent consideration arrangements for businesses acquired effective January 1, 2009 and thereafter is fair valued at the acquisition date and included on that basis in reported purchase price consideration.

Fair value measurements

As of January 1, 2009, the Company has fully adopted the accounting guidance regarding fair value measurement standards, which clarifies the definition of fair value, establishes a framework for measuring fair value, and expands the disclosures on fair value measurements. The new guidance describes three levels of inputs that may be used to measure fair value:

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

Revenue recognition

The Company earns commissions on the sale of insurance policies and fees for the development, implementation and administration of benefits programs. Commissions and fees are generally paid each year as long as the client continues to use the product and maintains its broker of record relationship with the Company. In some cases, fees earned are based on the amount of assets under administration or advisement. Commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. First-year commissions are calculated as a percentage of the first twelve months’ premium on the policy and earned in the year that the policy is originated. In many cases, the Company receives renewal commissions for a period following the first year, if the policy remains in force. Asset-based fees are earned for administrative services or consulting related to certain benefits plans. Insurance commissions are recognized as revenue when the following criteria are met: (1) the policy application and other carrier delivery requirements are substantially complete, (2) the premium is paid, and (3) the insured party is contractually committed to the purchase of the insurance policy. Carrier delivery requirements may include additional supporting documentation, signed amendments and premium payments. Subsequent to the initial issuance of the insurance policy, premiums are billed directly by carriers. Commissions earned on renewal premiums are generally recognized upon receipt from the carrier, since that is typically when the Company is first notified that such commissions have been earned. The Company carries an allowance for policy cancellations, which approximated $1.2 million at each of December 31, 2010, 2009, and 2008 that is periodically evaluated and adjusted as necessary. Miscellaneous commission adjustments are generally recorded as they occur. Some of the Company’s businesses also receive fees for the settlement of life insurance policies. These fees are generally based on a percentage of the settlement proceeds received by their clients, and recognized as revenue when the policy is transferred and the rescission period has ended. Contingent commissions are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably estimated prior to receipt of the commission.

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

Some of the Company’s businesses earn additional compensation in the form of incentive and marketing support payments from manufacturers of financial services products, based on the volume, consistency and profitability of business generated by the Company from these three sources. Incentive and marketing support revenue is recognized at the earlier of notification of a payment or when payment is received, unless historical data or other information exists which enables management to reasonably estimate the amount earned during the period.

Earnings (loss) per share

Basic earnings (loss) per share is calculated by dividing the net income (loss) available to common stockholders by the weighted average of common shares outstanding during the year. Contingently issuable shares are considered outstanding common shares and included in the computation of basic earnings (loss) per share if, as of the date of the computation, all necessary conditions for this issuance have been satisfied.

Diluted earnings (loss) per share is calculated by using the weighted average of common shares outstanding adjusted to include the potentially dilutive effect of outstanding stock-based awards and common shares issuable as contingent consideration as part of the acquisition of certain acquired businesses utilizing the treasury stock method, unless their inclusion would be anti-dilutive and would have the effect of increasing the earnings (loss) per share amount.

For the year ended December 31, 2010, the weighted average shares of common stock related to the 2010 Notes have not been included in diluted weighted average shares of common stock as the average market price of NFP’s common stock was lower than the conversion price of $12.87. In addition, any impact of the convertible note hedge would be excluded from diluted weighted average shares of common stock because the effect would be antidilutive. For the year ended December 31, 2010, the weighted average shares of common stock related to the warrants have not been included in the diluted weighted average shares of common stock, as the average market price of NFP’s common stock, was lower that the effective conversion price of $15.77.

For the year ended December 31, 2009, the calculation of diluted loss per share excluded approximately 0.8 million shares related to the dilutive effect of contingent consideration, incentive payments and stock-based awards, because the effect of inclusion would be antidilutive. Had these antidilutive shares been included, the weighted average diluted shares outstanding would have been 41,842 shares.

The computations of basic and diluted earnings per share are as follows:

	For the years ended December 31,
	2010	2009	2008
Basic:
Net income (loss)	42,558	(493,386)	8,471

Average shares outstanding	42,634	40,908	39,542
Contingent consideration and incentive payments	4	146	1

Total	42,638	41,054	39,543

Basic earnings (loss) per share	$1.00	$(12.02)	$0.21

Diluted:
Net income (loss)	$42,558	$(493,386)	$8,471

Average shares outstanding	42,634	40,908	39,542
Stock held in escrow and stock subscriptions	—	—	—
Contingent consideration and incentive payments	16	146	176
Stock-based compensation	1,486	—	1,121
Other	—	—	94

Total	44,136	41,054	40,933

Diluted earnings (loss) per share	$0.96	$(12.02)	$0.21

Income taxes

The Company accounts for income taxes in accordance with standards established by U.S. GAAP which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred tax assets and liabilities are measured utilizing statutory enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts expected to be realized.

In 2007, the Company adopted guidance which clarified the accounting for uncertain tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

Stock-based compensation

The Company accounts for stock-based compensation expense in accordance with the applicable FASB authoritative guidance, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based compensation awards made to employees and non-employees over the vesting period of the awards. Determining the fair value of share-based awards at the grant date requires judgment to identify the appropriate valuation model and specific assumptions, including the expected term of the stock options and expected stock price volatility, used in the calculation. Judgment is also required in estimating the percentage of share-based awards that are expected to be forfeited. The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model with assumptions based primarily on historical data.

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

See “Note 11—Stock Incentive Plans.”

Foreign Currency Translation

The functional currency of the Company is the U.S. dollar. The functional currency of the Company’s foreign operations is the applicable local currency. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for income and expense accounts using monthly average exchange rates. The cumulative effects of translating the functional currencies into the U.S. dollar are included in Accumulated other comprehensive (loss) income.

Comprehensive Income

Accumulated other comprehensive (loss) income includes changes in the fair value of the interest rate swap and foreign currency translation. This information is provided in the Company’s statements of changes in stockholders’ equity and comprehensive (loss) income. Accumulated other comprehensive (loss) income on the consolidated balance sheets at December 31, 2010 represents changes in the fair value of the interest rate swap and accumulated foreign currency translation adjustments.

Note 3—Property and Equipment

The following is a summary of property and equipment:

	For the years ended December 31,
	2010	2009
Furniture and fixtures	$12,772	$10,692
Computers and software	56,916	49,998
Office equipment	4,839	4,612
Leasehold improvements	36,638	29,073
Other	282	282

	111,447	94,657
Less: Accumulated depreciation and amortization	(74,088)	(57,366)

	$37,359	$37,291

Depreciation expense for the years ended December 31, 2010, 2009, and 2008 was $12.1 million, $19.2 million and $13.4 million, respectively.

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

During 2004, several of NFP’s subsidiaries received subpoenas and other informational requests from governmental authorities, including the New York Attorney General’s Office, seeking information regarding compensation arrangements, any evidence of bid rigging and related matters. In March 2006, NFP received a subpoena from the New York Attorney General’s Office seeking information regarding life settlement transactions. One of NFP’s subsidiaries received a subpoena seeking the same information. In December 2010, such subsidiary entered into a settlement agreement with the New York Attorney General’s Office regarding life settlement transactions, pursuant to which the Company agreed to the payment of an immaterial amount. The Company has cooperated and will continue to cooperate fully with all governmental agencies. Management continues to believe that the resolution of these governmental inquiries will not have a material adverse impact on the Company’s consolidated financial position.

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

Credit risk

In connection with the $225.0 million credit agreement, among NFP, the lenders party thereto and Bank of America, N.A., as administrative agent, dated July 8, 2010 (the “2010 Credit Facility”), NFP is exposed to changes in the benchmark interest rate, which is the British Bankers Association LIBOR Rate (“BBA LIBOR”). To reduce this exposure, NFP executed a one-month LIBOR interest rate swap (the “Swap”) on July 14, 2010 to hedge $50.0 million of general corporate variable debt based on one-month BBA LIBOR, beginning on April 14, 2011. The Swap has been designated as a hedging instrument in a cash flow hedge of interest payments on $50.0 million of borrowings under the term loan portion of the 2010 Credit Facility by effectively converting a portion of the variable rate debt to a fixed rate basis. The credit risk under the Swap is not considered to be significant. The Company manages the Swap’s counterparty exposure by considering the credit rating of the counterparty, the size of the Swap, other financial commitments and exposures between the Company and the counterparty. The Swap is transacted under International Swaps and Derivatives Association (ISDA) documentation.

NFPSI clears all of its securities transactions through clearing brokers on a fully disclosed basis. Pursuant to the terms of the agreements between NFPSI and the clearing brokers, the clearing brokers have the right to charge NFPSI for losses that result from a counterparty’s failure to fulfill its contractual obligations. This right applies to all trades executed through its clearing brokers, and therefore NFPSI believes there is no maximum amount assignable to this right. During the years ended December 31, 2010 and 2009, NFPSI had not been charged for any losses related to the counterparty’s failure to fulfill contractual rights.

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

The Company’s receivables that are subject to credit risk consist primarily of over-advanced management fees and promissory notes. The Company records a reserve for its promissory notes and over-advanced management fees based on historical experience and expected trends. The Company also performs ongoing credit evaluations of its principals. If the financial condition of the Company’s principals were to deteriorate, resulting in an inability to make payment, additional allowances may be required.

Contingent consideration arrangements

As discussed in “Note 2—Summary of Significant Accounting Policies,” for acquisitions effective prior to January 1, 2009, contingent consideration is considered to be additional purchase consideration and is accounted for as part of the purchase price of the Company’s acquired businesses when the outcome of the contingency is determined beyond a reasonable doubt. Consequently, contingent consideration paid to the former owners of the businesses is considered to be additional purchase consideration. The maximum contingent payment which could be payable as purchase consideration based on commitments outstanding as of December 31, 2010 is as follows:

	2011	2012	2013
Maximum contingent payments payable as purchase consideration	$81,029	$241	$400

Ongoing incentive plan

Effective January 1, 2002, NFP established an ongoing incentive plan for principals having completed their contingent consideration period. Principals of businesses likely to receive an incentive payment under the ongoing incentive plan may have elected to continue to participate in the ongoing incentive plan until the end of their ongoing incentive period. For all other principals, the ongoing incentive plan terminated on September 30, 2009 and was replaced by the PIP. See “Note 8—Incentive Plans” below for more detail. As of December 31, 2010, two NFP-owned businesses have elected to continue to participate in the ongoing incentive plan, and the maximum aggregate additional payment was approximately $0.2 million. Effective December 31, 2008, NFP has elected to pay all incentive awards under this plan in cash.

For the years ended December 31, 2010, 2009, and 2008 the Company recorded ongoing incentive plan expense of $0.3 million, $0.7 million and $6.1 million, respectively, which is included in management fee expense in the consolidated statement of operations. Executive officers do not participate in the ongoing incentive plan, which was funded with the Company’s cash flow.

Incentive Plans

In 2009, NFP adopted three new incentive plans that included both a cash and equity component (two annual cash-based plans and one long-term equity-based plan) for principals and key employees of its businesses. During the third quarter of 2010, NFP introduced a revised long-term incentive plan.

The Annual Principal Incentive Plan

The Company paid $10.7 million in the fourth quarter of 2010 relating to the Annual Principal Incentive Plan (the “PIP”). For this initial 12-month performance period of the PIP, the incentive target (the “PIP Performance Target”) for each business participating in the PIP was generally set at the lower of (a) such business’s earnings for the 12 months ended June 30, 2009 or (b) such business’s incentive target under the ongoing incentive plan as of June 30, 2009.

The current PIP is in place for the 15 months effective October 1, 2010 through December 31, 2011 (the “Second PIP”). The Second PIP will be payable in cash beginning in the first quarter of 2012 and, similar to the initial PIP, is based on specific performance criteria for each business. Targets have been set based on the earnings of each business during the last PIP incentive period, with the fourth quarter of 2009 counted twice. This calculation of the performance is based on a 15-month period and reflects the fact that the current PIP plan will include 2 fourth quarter periods. The plan period of 15 months was selected in order to align the plan with the calendar year. NFP’s Executive Management Committee, in its sole discretion, may adjust any Second PIP Performance Target as necessary to account for extraordinary circumstances, including, without limitation, sub-acquisitions. The Second PIP accrual in management fee expense is based on the business’s earnings growth rate above its Second PIP Performance Target. To measure growth, the target will be allocated on a seasonally adjusted basis, using the seasonal earnings pattern by quarter for the past 2 years. NFP calculates the business’s Second PIP accrual amount and earnings growth rate on a cumulative basis. The Company has accrued $3.3 million within management fees expense relating to the Second PIP from October 1, 2010 through December 31, 2010, for potential payment in the first quarter of 2012.

The Business Incentive Plan

The Company accrued $0.4 million within management fees expense relating to the Business Incentive Plan (the “BIP”) for the year ended December 31, 2010. The BIP will not be continued for subsequent fiscal years.

The Long-Term Equity Incentive Plan

Under the Long-Term Equity Incentive Plan (the “EIP”), during the fourth quarter of 2009 NFP issued equity awards to principals and key employees of its businesses generally based on each business’s performance over the two-year period that ended on June 30, 2009 (the “Initial EIP Performance Period”). The payments made under the EIP for the Initial EIP Performance Period were in the form of restricted stock units (“RSUs”). On September 17, 2010, NFP accelerated the vesting of approximately 1.5 million RSUs granted to certain principals, the majority of which were awarded pursuant to the EIP, which was then terminated. See “Note 11—Stock-Incentive Plans.”

The Revised Long-Term Incentive Plan

During the quarter ended September 30, 2010, NFP introduced a revised Long-Term Incentive Plan (the “RTIP”). The RTIP will cover the three-year period from January 1, 2011 through December 31, 2013 and will be based on a modified calculation of adjusted EBITDA growth over this period. Plan participants will be eligible for cash payments in the first quarter 2014, to the extent incentive targets are achieved.

Leases

The Company rents office space under operating leases with various expiration dates. Future minimum lease commitments under these operating leases as of December 31, 2010 are as follows:

	2011	2012	2013	2014	2015	Thereafter through 2023	Total
Operating lease obligations	$25,375	$23,030	$21,372	$20,226	$17,786	$82,533	$190,322
Less sublease arrangements	(4,518)	(4,518)	(4,606)	(4,501)	(2,335)	—	(20,478)

Total minimum lease obligations	$20,857	$18,512	$16,766	$15,725	$15,451	$82,533	$169,844

Rent expense for the years ended December 31, 2010, 2009, and 2008, approximated $35.1 million, $46.5 million and $36.5 million, respectively. The Company remains secondarily liable on three assigned leases. The maximum potential of undiscounted future payments is less than $0.1 million as of December 31, 2010. Lease option dates under which the Company remains liable vary with some extending to 2011.

On November 23, 2009, NFP entered into a sublease for one of the floors of NFP’s corporate headquarters, located at 340 Madison Avenue, New York, New York. The sublease expires on August 14, 2023 and contains a termination clause that grants NFP the option to terminate the sublease on the day immediately preceding the fifth or ninth year. For the year ended December 31, 2009, the Company recognized a $9.0 million loss in non-compensation expense, and a $5.5 million acceleration in amortization and depreciation on certain leasehold improvements, based upon the first termination period of the sublease. Should NFP elect to continue the sublease after the first termination period, NFP may recognize an additional loss.

Borrowings

See “Note 7—Borrowings” for the scheduled long-term debt principal repayments under the 2010 Credit Facility, and total cash obligations under the 2010 Notes.

Note 5—Notes Receivable, net

Notes receivable consists of the following:

	For the years ended December 31,
	2010	2009
Notes receivable from Principals and/or certain entities they own	$32,157	$30,714
Notes received in connection with dispositions	12,971	14,779
Other notes receivable	3,522	874

	48,650	46,367

Less: allowance for uncollectible notes	(11,798)	(7,922)

Total notes receivable, net	$36,852	$38,445

Notes receivable bear interest at rates typically between 5% and 11% (with a weighted average of 7.0% at December 31, 2010), and 5% and 11% (with a weighted average of 5.9% at December 31, 2009), and mature at various dates through April 1, 2023 (December 31, 2010) and February 1, 2008 through June 1, 2023 (December 31, 2009). Notes receivable from principals and/or certain entities they own are taken on a full recourse basis to the principal and/or such entity.

NFP considers applying a reserve to a promissory note when it becomes apparent that conditions exist that may lead to NFP’s inability to fully collect on outstanding amounts due. Such conditions include delinquent or late payments on loans, deterioration in the credit worthiness of the borrower, and other relevant factors. When such conditions leading to expected losses exist, NFP generally applies a reserve by assigning a loss ratio calculation per loan category to the outstanding loan balance, less the fair value of the collateral. The reserve is generally based on NFP’s payment and collection experience, and whether NFP has an ongoing relationship with the borrower. In instances where the borrower is a Principal, NFP has the contractual right to offset management fees earned with any payments due under a promissory note.

An aging of notes receivable including interest outstanding at December 31, 2010 is as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due
Notes receivable from Principals and/or certain entities they own	$76	$49	$595	$720
Notes received in connection with dispositions	23	49	7,077	7,149
Other notes receivable	2	2	—	4

Total	$101	$100	$7,672	$7,873

Note 6—Accrued liabilities

Accrued liabilities consists of the following:

	For the years ended December 31,
	2010	2009
Contingent consideration payable	$813	$13,720
Ongoing incentive programs	5,624	14,763
Incentive compensation payable	18,887	18,899
Other	30,349	25,723

Total accrued liabilities	$55,673	$73,105

Note 7—Borrowings

Termination of 2006 Credit Facility

On June 9, 2010, NFP executed the fourth amendment (the “Fourth Amendment”) to the credit agreement, among NFP, the lenders party thereto and Bank of America, N.A., as administrative agent (as amended, the “2006 Credit Facility”). Pursuant to the Fourth Amendment, NFP was permitted to issue the 2010 Notes and, subject to certain conditions set forth in the Fourth Amendment, use an amount equal to the gross proceeds of the offering of the 2010 Notes to purchase, redeem or defease NFP’s 2007 Notes.

The 2006 Credit Facility was structured as a revolving credit facility and was scheduled to mature on August 22, 2011. The maximum revolving borrowings under the 2006 Credit Facility was $200.0 million. As of December 31, 2009, NFP had a balance of $40.0 million outstanding, under its 2006 Credit Facility. Upon termination, the year-to-date weighted average interest rate for the 2006 Credit Facility was 4.08%. As of December 31, 2009, the combined weighted average of the 2006 Credit Facility was 3.31%.

On June 30, 2010, NFP paid all principal outstanding and interest due under the 2006 Credit Facility. On July 8, 2010, NFP terminated the 2006 Credit Facility and entered into the 2010 Credit Facility. The Company was in compliance with all of its debt covenants under the 2006 Credit Facility, through the date of termination. See “—2010 Credit Facility” below.

Retirement of 2007 Notes

In January 2007, NFP issued the 2007 Notes. The 2007 Notes were used to pay the net cost of certain convertible note hedge and warrant transactions, as discussed in more detail below, repurchase 2.3 million shares of NFP’s common stock from Apollo Investment Fund IV, L.P. and Apollo Overseas Partners IV, L.P. and to repay a portion of outstanding amounts of principal and interest under the 2006 Credit Facility.

Upon conversion, NFP would have paid, at its election, cash or a combination of cash and common stock based on a daily conversion value calculated on a proportionate basis for each trading day of the relevant 20 trading day observation period. The initial conversion rate for the 2007 Notes was 17.9791 shares of common stock per $1,000 principal amount of 2007 Notes, equivalent to a conversion price of approximately $55.62 per share of common stock. The conversion price was subject to adjustment in some events but was not adjusted for accrued interest. As of December 31, 2009 and through the completion of the retirement of the 2007 Notes, the conversion rate for the notes was 18.0679 shares of common stock per $1,000 principal amount of notes, equivalent to a conversion price of approximately $55.35 per share of common stock. As of December 31, 2009 and through the completion of the retirement of the 2007 Notes, the instrument’s converted value did not exceed its principal amount of $230.0 million.

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

On June 9, 2010, NFP commenced a cash tender offer (the “Tender Offer”) for any and all of the 2007 Notes, on the terms and conditions of the Offer to Purchase dated June 9, 2010 and the accompanying Letter of Transmittal. The Tender Offer expired at 12:00 midnight, New York City time, on July 7, 2010 (the “Expiration Date”). As of the Expiration Date, $229.9 million aggregate principal amount of 2007 Notes were validly tendered and not withdrawn. NFP accepted $229.9 million aggregate principal amount of the tendered 2007 Notes pursuant to the terms of the Tender Offer. The aggregate consideration (including accrued and unpaid interest) for the accepted 2007 Notes of approximately $220.3 million was delivered promptly to The Depository Trust Company for delivery to the tendering holders on a pro rata basis, based on the aggregate principal amount of 2007 Notes validly tendered and not withdrawn in the Tender Offer. After the purchase of the tendered 2007 Notes pursuant to the terms of the Tender Offer, $100,000 aggregate principal amount of the 2007 Notes remained outstanding. On August 10, 2010, the remaining outstanding $100,000 principal amount of the 2007 Notes was repurchased in a privately-negotiated transaction, executed on the same terms as the Tender Offer, for consideration of approximately $0.1 million (including accrued and unpaid interest). As of December 31, 2010, no 2007 Notes remained outstanding.

In connection with the expiration of the Tender Offer, the convertible note hedge and warrant transactions entered into concurrently with NFP’s offering of the 2007 Notes were terminated in their entirety for a de minimis amount. The Company recognized a net gain of approximately $9.7 million related to these transactions, for the year ended December 31, 2010.

Issuance of 2010 Notes

On June 15, 2010, NFP completed the private placement of $125.0 million aggregate principal amount of the 2010 Notes to Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (the “Initial

Purchasers”) pursuant to an exemption from the registration requirements under the Securities Act of 1933, as amended (the “Securities Act”). The Initial Purchasers subsequently sold the 2010 Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act.

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

Concurrent with the issuance of the 2010 Notes, NFP entered into convertible note hedge and warrant transactions with affiliates of certain of the Initial Purchasers (the “Counterparties”) for the 2010 Notes. A default under the 2010 Credit Facility would trigger a default under each of the convertible note hedge and warrant transactions, in which case the counterparty could designate early termination under either, or both, of these instruments. The transactions are expected to reduce the potential dilution to NFP’s common stock upon future conversions of the 2010 Notes. Under the convertible note hedge, NFP purchased 125,000 call options for an aggregate premium of $33.9 million. Each call option entitles NFP to repurchase an equivalent number of shares issued upon conversion of the 2010 Notes at the same strike price (initially $12.87 per share), generally subject to the same adjustments. The call options expire on the maturity date of the 2010 Notes. NFP also sold warrants for an aggregate premium of $21.0 million. The warrants expire ratably over a period of 120 scheduled trading days between September 15, 2017 and March 8, 2018, on which dates, if not previously exercised, the warrants will be treated as automatically exercised if they are in the money. The warrants provide for net-share settlement; but NFP may elect cash settlement subject to certain conditions. The net cost of the convertible note hedge and warrants to NFP was $12.9 million. The economic impact of the convertible note hedge and warrants was to increase the conversion price of the 2010 Notes to approximately $15.77.

Upon conversion of the 2010 Notes or the Counterparties’ exercise of the warrants, the total number of shares of common stock issuable in each case could result in the issuance of more than 20% of the common stock outstanding as of the date of issuance of the 2010 Notes (the “Closing Date”). NFP had 42,619,413 shares of common stock outstanding as of the Closing Date. Because New York Stock Exchange (“NYSE”) rules state that, in certain circumstances, issuers are required to seek stockholder approval before the issuance of more than 20% of common stock outstanding, the 2010 Notes limit the issuance of shares of common stock upon conversion of the Notes to 19.99% of NFP’s common stock outstanding as of the Closing Date (the “Note Cap”). Additionally, the warrants limit the issuance of shares of common stock to 19.99% of NFP’s common stock outstanding as of the Closing Date (the “Warrant Cap”). NFP is contractually required to seek stockholder approval to eliminate the Note Cap and Warrant Cap, which it will do at its 2011 Annual Meeting of Stockholders. Approval of this proposal would allow NFP to deliver Common Stock upon conversion without regard to the Note Cap, and upon the Counterparties’ exercise of the Warrants, without regard to the Warrant Cap. At the current conversion rate for the 2010 Notes, the price of the common stock would have to exceed approximately $105.10 per share, on average, during the observation period with respect to conversions in order for the Note Cap to limit the amount of conversion consideration payable to holders of the 2010 Notes. Based on the current strike price for the warrants, the price of the common stock would have to exceed approximately $128.70 per share, on average, during the expiration period for the warrants in order for the Warrant Cap to limit the number of shares deliverable to the Counterparties under the Warrants.

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

The 2010 Credit Facility contains representations, warranties and covenants that are customary for similar credit arrangements, including, among other things, covenants relating to (i) financial reporting and notification, (ii) payment of obligations, (iii) compliance with applicable laws and (iv) notification of certain events. Financial covenants will also require NFP to maintain (i) a leverage ratio of no greater than 2.5:1.0, (ii) an interest coverage ratio of no less than 4.0 to 1.0 and (iii) a fixed charge coverage ratio of no less than 2.0 to 1.0. The 2010 Credit Facility contains various customary restrictive covenants, subject to certain exceptions, that prohibit NFP from, among other things, incurring additional indebtedness or guarantees, creating liens or other encumbrances on property or granting negative pledges, entering into merger or similar transactions, selling or transferring certain property, making certain restricted payments (such as dividends or share repurchases), making advances or loans, entering into transactions with affiliates and making payments on conversion of the 2007 Notes or the 2010 Notes under certain circumstances.

Under the terms of the 2010 Credit Facility, NFP’s leverage ratio will be calculated, commencing with the first fiscal quarter ended September 30, 2010, as follows: as at the last day of any period, the ratio of (a) total debt on such day to (b) trailing twelve months EBITDA (as defined in the 2010 Credit Facility) for such period.

Under the terms of the 2010 Credit Facility, NFP’s consolidated fixed charge coverage ratio will be calculated, commencing with the first fiscal quarter ended September 30, 2010. The fixed charge coverage ratio is calculated as the ratio of (a) EBITDA (as defined in the 2010 Credit Facility) to (b) consolidated fixed charges. EBITDA under the 2010 Credit Facility is calculated as follows: EBITDA for the trailing twelve months less (i) certain capital expenditures made in cash by NFP and its subsidiaries during such period and (ii) all federal, state and foreign taxes paid in cash during such period. Consolidated fixed charges under the 2010 Credit Facility consist of: (a) consolidated net interest expense paid in cash for the trailing twelve months (total cash interest expense, net of interest income), (b) scheduled payments of certain indebtedness made during the trailing twelve months such as the scheduled payments on the term loan, (c) trailing twelve month earnout and other contingent consideration payments made in cash and (d) trailing twelve month restricted payments made in cash, such as dividends or share repurchases. The consolidated fixed charge coverage ratio must remain above a minimum of 2.0:1.0 for any given period.

The failure to comply with the foregoing covenants will constitute an event of default (subject, in the case of certain covenants, to applicable notice and/or cure periods) under the 2010 Credit Facility. Other events of default under the 2010 Credit Facility include, among other things, (i) the failure to timely pay principal, interest, fees or other amounts due and owing, (ii) a cross-default with respect to certain other indebtedness, (iii) the occurrence of certain bankruptcy or insolvency events, (iv) the inaccuracy of representations or warranties in any material respect, (v) the occurrence of a change of control, or other event constituting a “fundamental change” under the indenture governing the 2010 Notes and (vi) the loss of lien perfection or priority. The occurrence and continuance of an event of default could result in, among other things, the acceleration of all amounts owing under the 2010 Credit Facility and the termination of the lenders’ commitments to make loans under the 2010 Credit Facility. NFP’s obligations under the 2010 Credit Facility are guaranteed by certain of NFP’s existing and future direct and indirect wholly-owned domestic subsidiaries, subject to certain limitations. In addition, NFP’s obligations under the 2010 Credit Facility, subject to certain exceptions, are secured on a first-priority basis by (i) pledges of all the capital stock of certain of NFP’s direct and indirect domestic subsidiaries and up to 65% of the capital stock of certain of NFP’s foreign subsidiaries and (ii) liens on substantially all of the tangible and intangible assets of NFP and the guarantors.

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

The foregoing description of the 2010 Credit Facility is not complete and is qualified by reference to the full text of the 2010 Credit Facility.

Scheduled long-term debt principal repayments under the 2010 Credit Facility, and total cash obligations under the 2010 Notes consist of the following:

	2011	2012	2013	2014	2015	Thereafter through 2017	Total
2010 Credit Facility	$12,500	$12,500	$12,500	$81,250	$—	$—	$118,750
2010 Notes	$5,000	$5,000	$5,000	$5,000	$5,000	$7,500	$32,500

Total obligations	$17,500	$17,500	$17,500	$86,250	$5,000	$7,500	$151,250

The 2010 Credit Facility provides for the issuance of letters of credit of up to $35 million on NFP’s behalf, provided that, after giving effect to the letters of credit, NFP’s available borrowing amount was greater than zero. The Company was contingently obligated for letters of credit in the amount of $1.8 million as of December 31, 2010.

As of December 31, 2010, the year-to-date weighted average interest rate for NFP’s 2010 Credit Facility was 3.53%.

Adoption of new accounting guidance

On January 1, 2009, the Company adopted new guidance related to the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). For more detail on the effects of the change in accounting principle, see “Note 2—Summary of Significant Accounting Policies—Recently adopted accounting guidance.”

As of December 31, 2009 the net carrying amount of the notes was $204.5 million and the unamortized discount of the 2007 Notes within additional paid-in capital was $25.5 million. As of December 31, 2009 the principal amount of the 2007 Notes was $230.0 million. The discount on the 2007 Notes was being amortized over the life of the notes, and the effective interest rate was 6.62%. For the year ended December 31, 2009, the amount of interest expense incurred by NFP relating to the notes for cash interest paid and for the amortization of the discount was approximately $12.8 million.

The liability and equity components related to the 2010 Notes consist of the following:

December 31, 2010
Principal amount of the liability component	$125,000
Unamortized debt discount	(37,419)

Net carrying amount of the liability component	$87,581

Carrying amount of the equity component	$39,578

The unamortized debt discount will be amortized as additional interest expense through June 15, 2017. The equity component associated with the 2010 Notes is reflected as an increase to additional paid-in capital. Additional paid-in capital has also been reduced by $12.9 million representing the net cost of the convertible note hedge transactions.

Note 8 – Derivative Instruments and Hedging Activities

In connection with the 2010 Credit Facility, NFP is exposed to changes in the benchmark interest rate, which is the British Bankers Association LIBOR Rate (“BBA LIBOR”). To reduce this exposure, NFP executed a one-month LIBOR interest rate swap (the “Swap”) on July 14, 2010 to hedge $50.0 million of general corporate variable debt based on one-month BBA LIBOR, beginning on April 14, 2011. Although NFP has the ability to roll the debt over one, two, three, six, nine or twelve months, NFP’s intention is to select one-month BBA LIBOR and to continue rolling $50.0 million of general corporate debt in one-month BBA LIBOR.

The Swap has been designated as a hedging instrument in a cash flow hedge of interest payments on $50.0 million of borrowings under the term loan portion of the 2010 Credit Facility by effectively converting a portion of the variable rate debt to a fixed rate basis. Under the terms of the Swap, NFP has agreed to pay the counterparty a fixed interest rate and the counterparty has agreed to pay NFP a floating interest rate based upon the one-month BBA LIBOR on a notional amount of $50.0 million. The Swap expires concurrently with the term loan facility on July 8, 2014.

At December 31, 2010, the fair value of the Swap liability was approximately $0.4 million, and is included in other long-term liabilities in the consolidated statements of financial condition. The fair value measurement is classified within Level 2 of the hierarchy as an observable market input was readily available as the basis for the fair value measurement.

The following table provides a summary of the fair value and balance sheet classification of the Swap:

December 31, 2010
Other non-current liabilities	$425
Accumulated other comprehensive (loss) income, net of tax of ($199)	226

Note 9—Retirement and Pension Plans

Effective January 1, 2001, NFP established the National Financial Partners Corp. 401(k) Plan (the “Plan”) under Section 401(k) of the Internal Revenue Code. NFP matches employee contributions at a rate of 50%, up to 6% percent of eligible compensation. Amounts charged to expense relating to the Plan were $3.9 million, $4.4 million and $4.5 million, for the years ended December 31, 2010, 2009, and 2008, respectively.

Note 10—Stockholders’ equity

On February 5, 2008, NFP’s Board of Directors authorized the repurchase of up to $45.0 million of NFP common stock in the open market, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors, including capital availability, acquisition pipeline, share price and market conditions. As of December 31, 2010, NFP had repurchased 994,500 shares at an average cost of $24.75 per share. There were no repurchases of shares during the year ended December 31, 2010.

In connection with the issuance of the 2010 Notes, NFP purchased 125,000 call options for an aggregate premium of $33.9 million. NFP also sold warrants for an aggregate premium of $21.0 million. The net cost of the convertible note hedge and warrants to NFP was $12.9 million. These transactions were recorded as an adjustment to additional paid-in-capital. See “Note 7—Borrowings” for a full discussion of the 2010 Notes and the related convertible note hedge and warrants transactions.

For the year ended December 31, 2010, NFP also reacquired 444,117 shares relating to the satisfaction of promissory notes, shares from amounts due from principals and/or certain entities they own and from the disposition of 2 subsidiaries.

Note 11—Stock Incentive plans

Stock-based compensation

NFP is authorized under its 2009 Stock Incentive Plan to grant awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance-based awards or other stock-based awards that may be granted to officers, employees, principals, independent contractors and non-employee directors of the Company and/or an entity in which the Company owns a substantial ownership interest (such as a subsidiary of the Company). Any shares covered by outstanding options or other equity awards that are forfeited, cancelled or expire after April 15, 2009 without the delivery of shares under NFP’s Amended and Restated 1998 Stock Incentive Plan, Amended and Restated 2000 Stock Incentive Plan, Amended and Restated 2000 Stock Incentive Plan for Principals and Managers, Amended and Restated 2002 Stock Incentive Plan or Amended and Restated 2002 Stock Incentive Plan for Principals and Managers, may also be issued under the 2009 Stock Incentive Plan. Shares available for future grants under the 2009 Stock Incentive Plan totaled 1,674,872 as of December 31, 2010.

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

On September 17, 2010, NFP accelerated the vesting of approximately 1.5 million RSUs granted to certain principals primarily through the 2009 Stock Incentive Plan, which funded the Long-Term Equity Incentive Plan, discussed below. There was no acceleration of vesting for RSU awards granted to directors or executive officers of NFP. Payment upon vesting of the RSUs was made 60% in restricted shares and 40% in cash. These actions resulted in a pre-tax charge of $13.4 million for the year ended December 31, 2010.

The RSUs became fully vested on September 17, 2010 with a fair market value based on the closing price of NFP’s common stock on the same day of $12.61. The restricted shares were primarily subject to liquidity restrictions until November 24, 2012, which is the original vesting date of the RSUs awarded under the 2009 Stock Incentive Plan.

All stock-based compensation related to firm employees and activities and principals have been included in operating expenses. Summarized below is the amount of stock-based compensation allocated in the consolidated statement of operations:

	For the years ended December 31,
	2010	2009	2008
Operating expenses:
Compensation expense	$6,548	$8,381	$10,763
Management fees	18,184	2,144	1,860

Total stock-based compensation cost	$24,732	$10,525	$12,623

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

The following table sets forth activity relating to NFP’s restricted stock units for the years ended December 31,

	No. of Units	Weighted Average Grant Date Fair Value
Restricted stock units at December 31, 2007	597	$48.49
Granted	723	21.56
Conversions to common stock	(328)	35.87
Canceled	(140)	33.72

Restricted stock units at December 31, 2008	852	$32.92
Granted	2,845	6.12
Conversions to common stock	(339)	32.60
Canceled	(21)	$12.02

Restricted stock units at December 31, 2009	3,337	10.25
Granted	366	11.68
Conversions to common stock	(2,097)	10.00
Canceled	(105)	8.10

Restricted stock units at December 31, 2010	1,501	$11.11

Restricted stock units are valued at the closing market price of NFP’s common stock on the date of grant.

Stock Options Awards

NFP has granted awards in the form of stock options. Stock option awards to employees are subject to a vesting period from 3 to 5 year period.

The following table sets forth activity relating to NFP’s stock options:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	3,304	$13.62	—	$—
Granted	—	—	—	—
Exercised	(266)	14.06	—	—
Canceled	(54)	19.07	—	—

Outstanding at December 31, 2008	2,984	$13.48	2.44	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled	(925)	11.90	—	—

Outstanding at December 31, 2009	2,059	$14.18	2.42	$—
Granted	5	12.77	—	3
Exercised	(492)	10.03	—	1,360
Canceled	(58)	19.78	—	23

Outstanding at December 31, 2010	1,514	$15.20	1.69	3,097
Options exercisable at December 31, 2010	1,514	$15.20	1.69	3,097

The Company recorded stock-based compensation expense equal to the fair value of the options on the date of grant based on the Black-Scholes option-pricing model. The weighted average fair values of the options granted and weighted average assumptions are as follows:

For the year ended December 31, 2010
Weighted average fair value options granted	$9.42
Assumptions used:
Expected volatility	81.53%
Risk-free interest rate	1.90%
Expected term	7 years
Dividend yield	0.00%

There were no stock option awards granted in 2009 and 2008.

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

As of December 31, 2010, there was $8.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 3 years. There were no stock-based compensation costs capitalized as part of purchase consideration during the years 2010, 2009, and 2008.

The Company reduced retained earnings by less than $0.1 million in 2010 and 2009 and by $0.1 million in 2008 for dividend equivalents that were issued in 2010, 2009, and 2008 respectively.

Employee Stock Purchase Plan

Effective January 1, 2007, NFP established an Employee Stock Purchase Plan (“ESPP”). The ESPP is designed to encourage the purchase of common stock by NFP’s employees, further aligning interests of employees and stockholders and providing incentive for current employees. Up to 3,500,000 shares of common stock are currently available for issuance under the ESPP. The ESPP enables all regular and part-time employees who have worked for NFP for at least one year to purchase shares of NFP common stock through payroll deductions of any whole dollar amount of eligible compensation, up to an annual maximum of $10,000. The employees’ purchase price is 85% of the lesser of the market price of the common stock on the first business day or the last business day of the quarterly offering period. The Company recognizes compensation expense related to the compensatory nature of the discount given to employees who participate in the ESPP, which totaled $0.2 million for the year ended December 31, 2010, $0.6 million for the year ended December 31, 2009 and $0.5 million for the year ended December 31, 2008.

Note 12—Income taxes

The components of the consolidated income tax provision are shown below:

	For the years ended December 31,
	2010	2009	2008
Current income taxes:
Federal	$21,645	$21,643	$25,540
State and local	2,779	5,487	10,494

Total	$24,424	$27,130	$36,034

Deferred income taxes:
Federal	$951	$(85,157)	$(1,199)
State and local	1,106	(16,357)	(1,497)

Total	$2,057	$(101,514)	$(2,696)

Provision for income taxes	$26,481	$(74,384)	$33,338

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

	For the years ended December 31,
	2010	2009	2008
Income (loss) before income taxes	$69,039	$(567,770)	$41,809

Provision under U.S. tax rates	$24,164	$(198,719)	$14,634
Increase (decrease) resulting from:
Nondeductible goodwill amortization	—	134,365	6,734
Disposal of subsidiaries	(566)	(2,308)	2,675
State and local income taxes, net of federal tax benefit	2,495	(6,238)	4,804
Adjustments to deferred tax assets and liabilities	(1,182)	(1,182)	(159)
Other	344	(2,483)	2,932
Adjustments related to tax positions	604	898	1,308
Foreign tax adjustments	622	1,283	410

Income tax (benefit) expense	$26,481	$(74,384)	$33,338

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of the assets and liabilities. They are measured by applying the enacted tax rates and laws in effect for the years in which such differences are expected to reverse. The significant components of the Company’s deferred tax assets and liabilities at December 31, are as follows:

	For the years ended December 31,
	2010	2009
Deferred tax assets:
Stock-based compensation	$10,014	$13,092
Accrued liabilities and reserves	6,070	10,258
Bad debt	6,019	4,030
Deferred state taxes	6,354	—
Credits and carryforwards	8,262	8,826
Other	5,888	7,390

Gross deferred tax assets	42,607	43,596
Valuation allowance	(11,493)	(12,525)

Deferred tax assets	$31,114	$31,071

Deferred tax liabilities:
Identified intangible assets	$(3,158)	$(7,268)
Convertible debt	(3,846)	—
Partnership interests	(3,161)	1,398
Deferred state taxes	—	(5,197)
Other	(2,800)	(4,281)

Gross deferred tax liabilities	$(12,965)	$(15,348)

Net deferred tax asset (liability)	$18,149	$15,723

A valuation allowance against certain state deferred tax assets has been recorded at the balance sheet date because it is more likely than not that the benefit of these assets will not be realized in their separate state jurisdictions.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits are as follows:

	For the years ended December 31,
	2010	2009	2008
Unrecognized tax positions balance at beginning of year	$32,778	$32,938	$29,657
Gross increases/(decreases) for tax positions of prior years	(7,021)	840	(19)
Gross increases/(decreases) for tax positions of current years	6,688	3,030	5,284
Settlements	(856)	(2,886)	(28)
Lapse of statute of limitations	(615)	(1,144)	(1,956)

Unrecognized tax positions balance at end of year	$30,974	$32,778	$32,938

The unrecognized tax benefits of $31.0 million include $15.2 million of tax benefits that if recognized, would affect the Company’s annual effective tax rate at December 31, 2010. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Estimated interest and penalties related to the underpayment of income taxes and reported in income tax expense totaled $0.4 million in 2010 and in total, as of December 31, 2010, the Company recorded a liability for potential penalties and interest of $ 7.5 million.

As of December 31, 2010, the Company is subject to U.S. federal income tax examinations for the tax years 2007 through 2009, and to various state and local income tax examinations for the tax years 2001 through 2009.

The Company believes that it is reasonably possible that the total amounts of unrecognized tax benefits could significantly decrease within the next twelve months due to the settlement of state income tax audits and expiration of statutes of limitations in various state and local jurisdictions, in an amount ranging from $2.9 million to $3.3 million based on current estimates.

Note 13—Related Party Transactions

As part of the management agreement, NFP generally advances management fees to principals and/or certain entities they own on a monthly basis. At the end of each quarter, the Company records the contractual amount due to and from principals and/or certain entities they own. At December 31, 2010 and 2009, amounts due to principals and/or certain entities they own totaled $37.4 million and $34.1 million, respectively, and the amounts due from principals and/or certain entities they own totaled $8.0 million and $14.1 million, respectively. Amounts earned by the principals and/or certain entities they own are represented as management fees on the Consolidated Statements of Operations. As of December 31, 2010, the Company had $1.2 million in allowance for due from principals and/or certain entities they own.

Note 14—Acquisitions and Divestitures

Acquisitions

During the year ended December 31, 2010, NFP completed three sub-acquisitions and acquired the remaining interest in three joint ventures, of which one was acquired for a de minimis amount. Those businesses that were acquired in stages were accounted for as step acquisitions under FASB’s business combination accounting guidance.

During 2009, the Company completed one sub-acquisition to augment the business of one of the Company’s existing benefits businesses. NFP acquired a 100% ownership interest in two associated entities, Institutional Life Services, LLC (“ILS”) and Institutional Life Administration, LLC (“ILA”), previously associated with its life settlements joint venture. These acquisitions allowed NFP to expand into desirable geographic locations, further extend its presence in the insurance services industry and increased the volume of services currently provided.

Regarding acquisitions completed through December 31, 2008, the number of shares issued by NFP is generally based upon an average fair market value of NFP’s publicly-traded common stock over a specified period of time prior to the closing date of the acquisition. No shares were issued in connection with the sub-acquisitions completed during the years ended December 31, 2010 and December 31, 2009.

The purchase price, including direct costs, associated with acquisitions accounted for as purchases and the allocations thereof, are summarized as follows:

	For the years ended December 31,
	2010	2009	2008
Fair value of consideration transferred:
Cash	$776	$279	$48,474
Common stock	—	—	18,458
Other	—	186	4,096

Total	$776	$465	$71,028

Other items to be allocated to identifiable assets acquired and liabilities assumed:
Fair value of controlling interest	$—	$—	$—
Fair value of noncontrolling interest	—	—	—
Gain recognized on step acquisition	246	—	—

Total	$1,022	$465	$71,028

Recognized amounts of identifiable assets acquired and liabilities assumed:
Net tangible assets	$—	$—	$55
Cost assigned to intangibles:
Book of business	216	200	23,170
Management contract	—	112	17,203
Trade name	—	3	460
Goodwill, net of deferred tax adjustment of less than $0.1 million in 2010 and of $0.1 million in 2009	806	150	30,140

Total	$1,022	$465	$71,028

As a result of obtaining control through the step-acquisitions noted above, the previously held interest of the respective businesses were remeasured to fair value, resulting in a total net gain of $0.2 million. This has been recognized in other income within the non-operating income and expense section of the consolidated statements of operations.

In connection with contingent consideration, NFP paid $13.3 million in cash and issued 648,394 shares of common stock with a value of approximately $5.0 million for the year ended December 31, 2010. $4.3 million was paid in cash and NFP issued 1,083,889 shares of common stock with a value of approximately $3.4 million for the year ended December 31, 2009. $27.3 million was paid in cash and NFP issued 88,898 shares of common stock with a value of approximately $2.1 million for the year ended December 31, 2008.

In connection with the acquisitions that occurred during the year ended December 31, 2010, the Company does not expect any amounts of goodwill to be deductible over 15 years for tax purposes. These acquisitions were immaterial in relation to the pro forma combined entity, as if such acquisitions occurred at January 1, 2010 and 2009.

For acquisitions that were completed prior to the adoption on January 1, 2009, of accounting guidance related to business combinations, future payments made under these arrangements will be recorded as an adjustment to purchase price when the contingencies are settled. For acquisitions completed after January 1, 2009, in accordance with U.S. GAAP, contingent consideration amounts were recorded at fair value at the acquisition date and were included on that basis in the purchase price consideration at the time of the acquisition with subsequent adjustments recorded in the statement of operations. As of December 31, 2010, the adjustment to goodwill for the step acquisitions was approximately $0.8 million. As of December 31, 2009, the amount of contingent consideration recorded as an adjustment to goodwill relating to the sub-acquisition as of January 1, 2009 was $0.2 million. This arrangement resulted in the payment of additional consideration to the seller upon the attainment of certain revenue benchmarks following the closing of the sub-acquisition. The range of payments that may be made upon attainment of the benchmarks ranges from $0 through a maximum amount of $0.3 million for the sub-acquisition completed in 2009. No subsequent changes have been made to contingent consideration amounts through December 31, 2010.

The following table summarizes the required disclosures of the unaudited pro forma combined entity, as if the acquisitions occurred at January 1, 2009.

	For the years ended December 31,
(in thousands, except per share amounts)	2010	2009
Revenue	$982,176	$948,644
(Loss) income before income taxes	$69,185	$(567,532)
Net (loss) income	$42,614	$493,417
Earnings (loss) per share—basic	$1.00	$12.02
Earnings (loss) per share—diluted	$0.97	$12.02

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred at January 1, 2010 and 2009, respectively, nor is it necessarily indicative of future operating results.

Divestitures

During the year ended December 31, 2010, the Company sold 10 businesses and certain assets of 2 additional businesses, receiving aggregate consideration of $5.6 million in cash, $1.1 million in promissory notes and 36,196 shares of NFP common stock with a value of $0.5 million. The Company recognized a net gain from these transactions of $10.7 million and a net loss of $0.4 million related to adjustments from prior year divestures for the year ended December 31, 2010. Of the $10.7 million gain, $9.2 million is related to the remeasurement of a non-controlling interest in a joint venture which was formed with the contribution of assets of a business as discussed in further detail below.

During the year ended December 31, 2009, the Company sold 23 businesses, receiving aggregate consideration of $9.3 million in cash, promissory notes with principals in the principal amount of $9.0 million, accounts receivables of $1.7 million, and 19,394 shares of NFP common stock with a value of $0.2 million. During the year ended December 31, 2009 the Company sold certain assets of 11 additional businesses, and received aggregate consideration of $6.8 million in cash, promissory notes in the principal amount of $3.3 million, and 24,714 shares of NFP common stock with a value of $0.2 million. The Company recognized a net gain from these transactions and from the acquisition of ILS and ILA of $2.1 million for the year ended December 31, 2009.

During the year ended December 31, 2008, the Company sold 3 businesses, receiving aggregate consideration of $20.8 million in cash, promissory notes with principals in the principal amount of $0.2 million, and 3,897 shares of NFP common stock with a value of $0.1 million. During the year ended December 31, 2008 the Company sold certain assets of 5 additional businesses, and received aggregate consideration of $4.0 million in cash, promissory notes in the principal amount of $0.6 million, and 11,032 shares of NFP common stock with a value of $0.3 million. The Company recognized a net gain from these transactions of $7.7 million for the year ended December 31, 2008.

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

Non-controlling interest—deconsolidation of businesses

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

The remeasurement to fair value of NFP’s retained non-controlling interest resulted in a $10.8 million gain. The remeasurement to fair value of NFP’s retained non-controlling interest was calculated as follows:

(in thousands)	December 31, 2010
Fair value of retained non-controlling investment	$11,800
Carrying value of retained percentage of subsidiary:	992
Gain on retained non-controlling investment	$10,808

Note 15—Goodwill and other intangible assets

Goodwill

The changes in the carrying amount of goodwill are as follows:

	Corporate Client Group	Individual Client Group	Total
Balance as of January 1, 2010
Goodwill, net of accumulated amortization	$385,996	$324,371	$710,367
Prior years accumulated impairments	(351,442)	(295,038)	(646,480)

	34,554	29,333	63,887
Goodwill acquired during the year, including goodwill related to deferred tax liability of $29	806	30	836
Contingent consideration payments, firm disposals, firm restructures and other	1,503	(5,332)	(3,829)
Impairments of goodwill for the period	—	—	—

Total as of December 31, 2010	$36,863	$24,031	$60,894

	Corporate Client Group	Individual Client Group	Total
Balance as of January 1, 2009
Goodwill, net of accumulated amortization	$373,767	$322,229	$695,996
Prior years accumulated impairments	(7,632)	(52,671)	(60,303)

	366,135	269,558	635,693
Goodwill acquired during the year, including goodwill related to deferred tax liability of $127	277	—	277
Contingent consideration payments, firm disposals, firm restructures and other	11,952	2,142	14,094
Impairments of goodwill for the period	(343,810)	(242,367)	(586,177)

Total as of December 31, 2009	$34,554	$29,333	$63,887

Acquired intangible assets

	As of December 31,
	2010		2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing identified intangible assets:
Book of business	$209,911	$(124,946)	$215,528	$(110,859)
Management contracts	325,815	(88,414)	340,546	(82,090)
Institutional customer relationships	15,700	(5,015)	15,700	(4,143)

Total	$551,426	$(218,375)	$571,774	$(197,092)

Non-amortizing intangible assets:
Goodwill	$63,401	$(2,507)	$66,475	$(2,588)
Trade name	4,841	(59)	4,900	(69)

Total	$68,242	$(2,566)	$71,375	$(2,657)

Amortization expense for amortizing intangible assets for the year ended December 31, 2010, 2009, and 2008 was $33.0 million, $36.6 million and $39.2 million, respectively. Intangibles related to book of business, management contracts and institutional customer relationships are being amortized over a 10-year, 25-year period and 18 year period respectively. Based on the Company’s acquisitions as of December 31, 2010, estimated amortization expense for each of the next five years is $32.8 million per year.

Impairment of goodwill and intangible assets

In accordance with U.S. GAAP, long-lived assets, such as purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company generally performs its recoverability test for its long-lived asset groups whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. The Company establishes an internal financial plan for its individual business lines and measures the actual performance of its business lines against this financial plan. These events or changes in circumstances include, but are not limited to, when a business line experiences a significant deterioration in its operating cash flow compared to its financial plan or prior year performance, a change in the extent or manner in which the long lived asset is being used, or a current expectation that, more likely than not, a long lived asset will be sold or otherwise disposed of before the end of its previously estimated useful life. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted cash flows expected to be generated by the asset and by the eventual disposition of the asset. If the estimated undiscounted cash flows are less than the carrying amount of the underlying asset, an impairment may exist. The Company measures impairments on identifiable intangible assets subject to amortization by comparing the fair value of the asset to the carrying amount of the asset. In the event that the discounted cash flows are less than the carrying amount, an impairment charge will be recognized for the difference in the consolidated statements of operations.

In accordance with U.S. GAAP, goodwill and intangible assets not subject to amortization are tested at least annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the intangible asset might be impaired. Indicators at the business line level, which is considered a reporting unit for this analysis, include, but are not limited to, a significant deterioration in its operating cash flow compared to its financial plan or prior year performance, loss of key personnel, a decrease in NFP’s market capitalization below its book value, and an expectation that a reporting unit will be sold or otherwise disposed of. If one or more indicators of impairment exist, NFP performs an evaluation to identify potential impairments. If an impairment is identified, NFP measures and records the amount of impairment loss.

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

Under the income approach, management uses certain assumptions to determine the reporting unit’s fair value. The Company’s cash flow projections for each reporting unit are based on five-year financial forecasts. The five-year forecasts were based on quarterly financial forecasts developed internally by management for use in managing its business. The forecast assumes that revenue will stabilize and the Company will resume normalized long-term stable growth rates. The significant assumptions of these five-year forecasts included business-level budgets by quarter for the current year which are aggregated to produce reportable segment financial plans. These reportable segment budgets are then projected forward for four years using annual growth assumptions for revenue and expenses. The future cash flows were tax affected and discounted to present value using blended discount rates, ranging from 7.19% to 10.90%. Since NFP retains a cumulative preferred position in its businesses, NFP assigned a rate of return to that portion of its cash flow that would be represented by yields seen on preferred equity securities of 7.10%. For cash flows retained by NFP in excess of target earnings and below base earnings, NFP assigned a discount rate ranging from 9.88% to 19.08%. Terminal values for all reporting units were calculated using a Gordon growth methodology using blended discount rates ranging from 7.89% to 10.90% with a long-term growth rate of 3.0%

On January 1, 2009, the Company adopted guidance related to accounting for non-financial assets and liabilities, which emphasizes market-based measurement, rather than entity-specific measurement, in calculating reporting unit fair value. In applying the market value approach, management derived an enterprise value of the Company as a whole as of December 31, 2010, taking into consideration NFP’s stock price, an appropriate equity premium and the current capital structure. The market value approach was used to derive the implied equity value of the entity as a whole which was then allocated to the segments based on the proportional fair value of each reporting unit derived using the income approach to the total entity fair value derived using the income approach.

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

Non-financial assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
	As of December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Book of business	$84,965	$—	$—	$84,965	$(108)
Management contract	237,401	—	—	237,401	(2,793)

The Company compared the carrying value of each business’ long-lived assets (book of business and management contract) to an estimate of their respective fair value. The fair value is based upon the amount at which the long-lived assets could be bought or sold in a current transaction between the Company and its principals, and or the present value of the assets’ future cash flow. For each business’ non-amortizing intangible assets, the Company compared the carrying value of each business to an estimate of its fair value. The fair value is based upon the amount at which the business could be bought or sold in a current transaction between the Company and its principals, and/or the present value of the assets’ future cash flows. Based upon these analyses, the following impairments of amortizing and non-amortizing intangible assets were recorded:

	Impairment loss as of December 31,
	2010	2009	2008
Amortizing identified intangible assets:
Management contract	$2,793	$24,840	$5,195
Book of business	108	2,080	1,119
Institutional customer relationships	—	—	—

Total	$2,901	$26,920	$6,314

Non-amortizing intangible assets:
Trade name	—	$5,369	$134
Goodwill	—	586,176	34,809

Total	$—	$591,545	$34,943

Long-lived assets held and used with a carrying amount of $336.0 million were written down to their fair value of $333.1 million, resulting in an impairment charge of $2.9 million for amortizing intangibles, which was included in earnings for the year ended December 31, 2010. The impairment related to certain intangible assets that were disposed of.

During the first quarter of 2009, the Company’s market capitalization was significantly below its book value and the Company performed an impairment analysis on its goodwill and other intangible assets as well as its long lived assets of all of its reporting units. The analysis resulted in an impairment charge of $591.5 million for goodwill and trade name and $27.0 million for amortizing intangible long lived assets for the year ended December 31, 2009.

The total impairment of goodwill and intangible assets recognized in the consolidated statements of operations for the years ended December 31, 2010, 2009, and 2008, was $2.9 million, $618.5 million and $41.3 million, respectively.

Note 16—Non-cash transactions

The following are non-cash activities:

	For the years ended December 31,
	2010	2009	2008
Stock issued as consideration for acquisitions	$—	$—	$18,458
Net assets acquired (liabilities assumed) in connection with acquisitions	(625)	(54)	55
Stock issued as incentive compensation	—	—	8,379
Restricted stock units issued as incentive compensation	—	—	3,151
Stock issued for contingent consideration and other	5,020	3,143	2,059
Stock repurchased, note receivable and satisfaction of an accrued liability in connection with divestitures of acquired firms	2,494	371	414
Stock repurchased in exchange for satisfaction of a note receivable, due from principals and/or certain entities they own and other assets	3,359	321	732
(Reduction in) tax benefit from stock-based awards exercised/lapsed, net	(2,034)	(3,886)	(2,258)
Stock issued through employee stock purchase plan	863	—	—
Accrued liability for contingent consideration	1,412	14,298	4,357

Note 17—Quarterly Financial Data (Unaudited)

The quarterly results of operations are summarized below:

	December 31	September 30	June 30	March 31
2010
Commissions and fees revenue	$284,276	$237,478	$234,890	$225,273
Income (loss) from operations	25,099	2,241	22,778	15,586
Net income (loss)	15,269	8,230	12,069	6,990
Earnings per share:
Basic	$0.35	$0.19	$0.28	$0.17
Diluted	$0.34	$0.19	$0.27	$0.16
2009
Commissions and fees revenue	$277,181	$229,925	$224,198	$216,981
Income (loss) from operations	3,246	17,707	14,022	(596,838)
Net income (loss)	1,851	10,540	10,022	(515,799)
Earnings per share:
Basic	$0.04	$0.25	$0.24	$(12.59)
Diluted	$0.04	$0.24	$0.23	$(12.59)

Note 18—Segment Information

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

Financial information relating to NFP’s reportable segments is as follows (in millions):

	Year Ended December 31, 2010
	Corporate Client Group	Individual Client Group	Advisor Services Group	Total
Revenue:
Commissions and fees	$387.9	$378.8	$215.2	$981.9

Operating expenses:
Commissions and fees	37.1	89.4	177.3	303.8
Compensation expense	130.4	110.5	15.3	256.2
Non-compensation expense	75.2	67.6	13.7	156.5
Management fees	80.8	81.2	—	162.0
Amortization of intangibles	21.4	11.6	—	33.0
Depreciation	6.2	4.5	1.4	12.1
Impairment of goodwill and intangible assets	1.9	1.0	—	2.9
Gain on sale of businesses, net	(8.1)	(2.2)	—	(10.3)

Total operating expenses	344.9	363.6	207.7	916.2

Income (loss) from operations	$43.0	$15.2	$7.5	$65.7

	Year Ended December 31, 2010
	Corporate Client Group	Individual Client Group	Advisor Services Group	Corporate Items and Eliminations	Total
Intangibles, net	$185.7	$152.1	$—	$—	$337.8
Goodwill, net	$41.0	$19.9	$—	$—	$60.9
Total Assets	$403.9	$261.5	$98.9	$128.8	$893.1

	Year Ended December 31, 2009
	Corporate Client Group	Individual Client Group	Advisor Services Group	Total
Revenue:
Commissions and fees	$380.0	$397.3	$171.0	$948.3

Operating expenses:
Commissions and fees	34.4	84.3	145.2	263.9
Compensation expense	132.5	119.8	16.0	268.3
Non-compensation expense	75.8	77.2	6.5	159.5
Management fees	70.5	75.7	—	146.2
Amortization of intangibles	23.0	13.6	—	36.6
Depreciation	9.2	8.9	1.1	19.2
Impairment of goodwill and intangible assets	354.4	264.1	—	618.5
Gain on sale of businesses, net	—	(2.1)	—	(2.1)

Total operating expenses	699.8	641.5	168.8	1,510.1

Income (loss) from operations	$(319.8)	$(244.2)	$2.2	$(561.8)

	Year Ended December 31, 2009
	Corporate Client Group	Individual Client Group	Advisor Services Group	Corporate Items and Eliminations	Total
Intangibles, net	$212.5	$167.0	$—	$—	$379.5
Goodwill, net	$34.6	$29.3	$—	$—	$63.9
Total Assets	$419.4	$279.5	$73.2	$97.2	$869.3

	Year Ended December 31, 2008
	Corporate Client Group	Individual Client Group	Advisor Services Group	Total
Revenue:
Commissions and fees	$405.0	$538.3	$207.1	$1,150.4

Operating expenses:
Commissions and fees	45.0	141.4	176.5	362.9
Compensation expense	134.3	134.9	22.6	291.8
Non-compensation expense	77.0	93.8	10.6	181.4
Management fees	67.9	102.8	—	170.7
Amortization of intangibles	23.4	15.8	—	39.2
Depreciation	5.6	6.9	0.9	13.4
Impairment of goodwill and intangible assets	6.8	34.5	—	41.3
Gain on sale of businesses, net	(7.3)	(0.4)	—	(7.7)

Total operating expenses	352.7	529.7	210.6	1,093.0

Income (loss) from operations	$52.3	$8.6	$(3.5)	$57.4

	Year Ended December 31, 2008
	Corporate Client Group	Individual Client Group	Advisor Services Group	Corporate Items and Eliminations	Total
Intangibles, net	$219.2	$210.8	$—	$32.1	$462.1
Goodwill, net	$328.1	$265.4	$—	$42.2	$635.7
Total Assets	$730.7	$570.7	$52.8	$187.9	$1,542.1

Note 19—Variable Interest Entities

In the ordinary course of business, the Company executes a strategy in acquiring businesses which aligns the goals of both the entrepreneur and the Company. NFP has historically utilized an acquisition model in which NFP acquired 100% of the equity of businesses on terms that were relatively standard across acquisitions. Acquisition price was determined by establishing a target business’s earnings, calculated by taking the target business’s annual earnings, before interest, taxes, depreciation and amortization, and adjusted for expenses that will not continue post-acquisition, such as compensation to former owners who become principals (“Target EBITDA”). The target business’s Target EBITDA is considered “target earnings,” typically two times “base earnings.” Base earnings are the portion of target earnings in which NFP has a priority earnings position on a yearly basis. Historically, up front acquisition consideration has been a multiple of base earnings, typically five to six times. Under certain circumstances, NFP has paid higher multiples due to the specific attributes of the target business or transaction that justified the higher value according to NFP estimates. Earnings in excess of target earnings are typically shared between NFP and the principals in the same ratio as base earnings to target earnings.

At the time of acquisition, the business, the principals, an entity owned by the principals (a “Management Company”) and NFP typically enter into a management agreement. Pursuant to the management agreement, NFP generally has the contractual right to approximately 50% of Target EBITDA. The principals/Management Company generally have the contractual right to the remaining percentage of Target EBITDA in the form of management fees, once the business achieves a minimum amount of base earnings. Post-acquisition, the principals continue to manage the day-to-day operations of the businesses actively for an initial five-year term, renewable annually thereafter, subject to termination for cause and supervisory oversight as required by applicable law and the terms of the management agreements. The principals also agree to certain non-competition and non-solicitation covenants, as set forth in the management agreement.

As previously described (see “Note 2—Summary of Significant Accounting Policies”) the FASB issued guidance requiring companies to provide enhanced disclosures about an enterprise’s involvement in a VIE. This guidance also requires an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE. As part of its qualitative assessment the Company has evaluated the following:

•	The sufficiency of NFP’s equity investments at risk to permit the Operating Companies to finance their activities without additional subordinated financial support;

•	That as a group, the holders of the equity investments at risk have:

•	The power through voting rights or similar rights to direct activities that most significantly impact the Operating Companies’ economic performance,

•	The obligation to absorb the expected losses of the Operating Companies and such obligations are not protected directly or indirectly, and

•	The right to receive the expected residual return of the Operating Companies and such rights are not capped; and

•

The voting rights of the investors are not proportional to either their obligations to absorb the expected losses of the Operating Companies, their rights to receive the expected returns of the Operating Companies, or both, and that substantially all of the Operating Companies activities do not involve or are not conducted on behalf of an investor that has disproportionately few voting rights.

Since the management contract generally represents a significant service arrangement for the Operating Companies and the associated management fees represent a significant amount of the entity’s cash flow as compared to the overall cash flow of the Operating Companies (generally 50% or more including incentives), the Management Companies’ have what is considered a variable interest in the Operating Companies. This variable interest thereby qualifies NFP’s Operating Companies as VIEs.

If an investment is determined to be a VIE, the Company then performs an analysis to determine if the Company is the primary beneficiary of the VIE. U.S. GAAP requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that has a controlling financial interest in an entity. In order for a party to have a controlling financial interest in an entity it must have:

•	The power to direct the activities of a VIE that most significantly impact the entity’s economic performance (“power criterion”), and

•

The obligation to absorb losses of an entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE (“losses/benefits criterion”).

As part of its qualitative assessment, NFP has concluded that it maintains the power criterion since the Company directs the activities that impact the underlying economics of the Operating Company. One example of such an activity is that NFP’s Firm Operating Committee, which is composed of senior employees across NFP’s departments, is responsible for monitoring performance and allocating resources and capital to the Operating Companies. Further, since NFP maintains a priority earnings position in the Operating Company’s target EBITDA (i.e., once the priority earnings position is satisfied, the principal will earn a management fee which is recognized as an expense to NFP), and has the ability and obligation to absorb the losses of the Operating Company, NFP also meets the losses/benefits criterion.

Note 20—Subsequent events

Subsequent to December 31, 2010, the Company completed two sub-acquisitions. The sub-acquisition consideration paid was approximately $2.7 million in cash.