Form 10-Q
period 2011-03-31
NATIONAL FINANCIAL PARTNERS CORP
filed 2011-05-03
CIK 1183186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

The number of outstanding shares of the registrant’s Common Stock, $0.10 par value, as of April 30, 2011 was 44,080,272.

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

These forward-looking statements are based on management’s current views with respect to future results. Forward-looking statements are based on beliefs and assumptions made by management using currently-available information, such as market and industry materials, experts’ reports and opinions, and current financial trends. These statements are only predictions and are not guarantees of future performance. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by a forward-looking statement. These risks and uncertainties include, without limitation: (1) NFP’s ability, through its operating structure, to respond quickly to operational, financial or regulatory situations impacting its businesses; (2) the ability of the Company’s businesses to perform successfully following acquisition, including through cross-selling initiatives, and NFP’s ability to manage its business effectively and profitably through its principals and the Company’s reportable segments; (3) any losses that NFP may take with respect to dispositions, restructures or otherwise; (4) an economic environment that results in fewer sales of financial products or services; (5) the impact of the adoption or change in interpretation of certain accounting treatments or policies and changes in underlying assumptions relating to such treatments or policies, which may lead to adverse financial statement results; (6) NFP’s success in acquiring and retaining high-quality independent financial services businesses; (7) the effectiveness or financial impact of NFP’s incentive plans; (8) changes that adversely affect NFP’s ability to manage its indebtedness or capital structure, including changes in interest rates or credit market conditions; (9) adverse developments in the Company’s markets, such as those related to compensation agreements with insurance companies or activities within the life settlements industry, which could result in decreased sales of financial products or services; (10) NFP’s ability to operate effectively within the restrictive covenants of its credit facility; (11) adverse results or other consequences from litigation, arbitration, settlements, regulatory investigations or compliance initiatives, including those related to business practices, compensation agreements with insurance companies, policy rescissions or chargebacks, or activities within the life settlements industry; (12) the impact of capital markets behavior, such as fluctuations in the price of NFP’s common stock, the dilutive impact of capital raising efforts or the impact of refinancing transactions; (13) the impact of legislation or regulations on NFP’s businesses, such as the possible adoption of exclusive federal regulation over interstate insurers, the uncertain impact of legislation regulating the financial services industry, such as the recent Dodd-Frank Wall Street Reform and Consumer Protection Act, the impact of newly-adopted healthcare legislation and resulting changes in business practices, or changes in regulations affecting the value or use of benefits programs, any of which may adversely affect the demand for or profitability of the Company’s services; (14) developments in the availability, pricing, design, tax treatment, or underwriting of insurance products, revisions in mortality tables by life expectancy underwriters or changes in the Company’s relationships with insurance companies; (15) changes in premiums and commission rates or the rates of other fees paid to the Company’s businesses; (16) the reduction of the Company’s revenue and earnings due to the elimination or modification of compensation arrangements, including contingent compensation arrangements and the adoption of internal initiatives to enhance compensation transparency, including the transparency of fees paid for life settlements transactions; (17) the occurrence of adverse economic conditions or an adverse regulatory climate in New York, Florida or California; (18) the loss of services of key members of senior management; (19) the Company’s ability to compete against competitors with greater resources, such as those with greater name recognition; and (20) the Company’s ability to effect smooth succession planning.

Additional factors are set forth in NFP’s filings with the Securities and Exchange Commission (the “SEC”), including its Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 10, 2011.

Forward-looking statements speak only as of the date on which they are made. NFP expressly disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Part I – Financial Information

Item  1. Financial Statements (Unaudited)

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(in thousands, except per share amounts)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$112,711	$128,830
Fiduciary funds - restricted related to premium trust accounts	76,311	82,647
Commissions, fees, and premiums receivable, net	91,964	120,572
Due from principals and/or certain entities they own	6,137	7,981
Notes receivable, net	5,510	6,128
Deferred tax assets	13,865	13,865
Other current assets	26,624	17,442

Total current assets	333,122	377,465

Property and equipment, net	36,364	37,359
Deferred tax assets	4,946	5,836
Intangibles, net	333,215	337,833
Goodwill, net	62,833	60,894
Notes receivable, net	30,477	30,724
Other non-current assets	42,324	42,952

Total assets	$843,281	$893,063

LIABILITIES
Current liabilities:
Premiums payable to insurance carriers	$74,998	$83,091
Current portion of long term debt	12,500	12,500
Due to principals and/or certain entities they own	11,173	37,406
Accounts payable	18,159	36,213
Accrued liabilities	50,355	55,673

Total current liabilities	167,185	224,883

Long term debt	103,125	106,250
Deferred tax liabilities	1,552	1,552
Convertible senior notes	88,625	87,581
Other non-current liabilities	67,338	64,585

Total liabilities	427,825	484,851

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value: Authorized 200,000 shares; none issued	—	—
Common stock, $0.10 par value: Authorized 180,000 shares; 46,440 and 45,963 issued and 43,976 and 43,502 outstanding, respectively	4,644	4,596
Additional paid-in capital	902,547	902,153
Accumulated deficit	(418,767)	(425,063)
Treasury stock, 2,464 and 2,461 shares, respectively, at cost	(72,985)	(73,458)
Accumulated other comprehensive income (loss)	17	(16)

Total stockholders’ equity	415,456	408,212

Total liabilities and stockholders’ equity	$843,281	$893,063

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
Revenue:
Commissions and fees	$233,264	$225,273

Operating expenses:
Commissions and fees	79,098	68,306
Compensation expense	66,889	65,268
Non-compensation expense	38,625	40,449
Management fees	24,619	23,650
Amortization of intangibles	7,962	8,338
Depreciation	3,077	3,006
Impairment of goodwill and intangible assets	—	2,901
(Gain) on sale of business, net	—	(2,231)

Total operating expenses	220,270	209,687

Income from operations	12,994	15,586

Non-operating income and expenses
Interest income	974	888
Interest expense	(3,771)	(4,579)
Other, net	3,187	658

Non-operating income and expenses, net	390	(3,033)

Income before income taxes	13,384	12,553
Income tax expense	6,508	5,563

Net Income	$6,876	$6,990

Earnings per share:
Basic	$0.16	$0.17

Diluted	$0.15	$0.16

Weighted average shares outstanding
Basic	43,785	42,247

Diluted	45,310	43,702

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - in thousands)

	Three Months Ended March 31,
	2011	2010
Cash flow from operating activities:
Net income	$6,876	$6,990
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred taxes	—	351
Stock-based compensation	1,413	2,951
Impairment of goodwill and intangible assets	—	2,901
Amortization of intangibles	7,962	8,338
Depreciation	3,077	3,006
Accretion of senior convertible notes discount	1,044	2,907
(Gain) on sale of businesses, net	—	(2,231)
Loss on sublease	—	1,766
Bad debt expense	567	24
Other, net	(478)	(402)
(Increase) decrease in operating assets:
Fiduciary funds-restricted related to premium trust accounts	6,336	1,710
Commissions, fees and premiums receivable, net	28,608	29,632
Due from principals and/or certain entities they own	1,844	(60)
Notes receivable, net – current	618	2,319
Other current assets	(9,182)	(1,003)
Notes receivable, net – non-current	(544)	(2,547)
Other non-current assets	628	(1,024)
Increase (decrease) in operating liabilities:
Premiums payable to insurance carriers	(8,093)	(2,327)
Income taxes payable	15	(5,800)
Due to principals and/or certain entities they own	(26,293)	(24,381)
Accounts payable	(18,054)	(6,284)
Accrued liabilities	(5,505)	(14,112)
Other non-current liabilities	3,222	2,179

Total adjustments	(12,815)	(2,087)

Net cash (used in) provided by operating activities	(5,939)	4,903

Cash flow from investing activities:
Proceeds from disposal of businesses	—	5,031
Purchases of property and equipment, net	(2,082)	(2,933)
Payments for acquired firms, net of cash	(3,997)	—
Payments for contingent consideration	—	(6,804)

Net cash used in investing activities	(6,079)	(4,706)

Cash flow from financing activities:
Repayments of short term debt	—	(5,000)
Repayment of long term debt	(3,125)	—
Proceeds from stock-based awards, including tax benefit	1,933	1,694
Shares cancelled to pay withholding taxes	(2,909)	(1,858)
Dividends paid	—	(66)

Net cash used in financing activities	(4,101)	(5,230)

Net decrease in cash and cash equivalents	(16,119)	(5,033)
Cash and cash equivalents, beginning of the year	128,830	55,994

Cash and cash equivalents, end of the year	$112,711	$50,961

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$7,353	$11,436

Cash paid for interest	$976	$1,384

Non-cash transactions:
See Note 10

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2011

(Unaudited)

Note 1 - Nature of Operations

National Financial Partners Corp. (“NFP”), a Delaware corporation, was formed on August 27, 1998, but did not commence operations until January 1, 1999. NFP and its benefits, insurance and wealth management businesses (together with NFP, the “Company”), provide a full range of advisory and brokerage services to the Company’s clients. NFP serves corporate and high net worth individual clients throughout the United States and in Canada, with a focus on the middle market and entrepreneurs. As of March 31, 2011, the Company operated over 140 businesses.

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

The consolidated financial statements include the accounts of NFP and its majority-owned subsidiaries and variable interest entities (“VIEs”) for which NFP is considered to be the primary beneficiary. All material intercompany balances and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2010, included in NFP’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 10, 2011 (the “2010 10-K”).

All dollar amounts, except per share data in the text and tables herein, are stated in thousands unless otherwise indicated.

Use of estimates

The preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Recently adopted accounting guidance

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued new guidance for improving disclosures about fair value measurements. This guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, for Level 3 fair value measurements, a reporting entity should present separately information about purchases, sales, issuances and settlements. This guidance was effective for interim and annual reporting periods ending on or after December 15, 2009 except for disclosures for Level 3 fair value measurements which became effective for fiscal years beginning after December 15, 2010. The adoption of this guidance on January 1, 2010 did not have a material impact on the Company’s consolidated financial statements, as the Company had no transfers between Level 1 and Level 2 fair value measurements and no material classes of assets and liabilities that required additional disclosure. The adoption of the remaining Level 3 disclosure requirements became effective January 1, 2011 and did not have a significant impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued amended guidance for disclosures about the credit quality of financing receivables and the allowance for credit losses. This update amends existing guidance by requiring more robust and disaggregated disclosures by an entity about the

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2011

(Unaudited)

credit quality of its financing receivables and its allowance for credit losses. These disclosures will provide financial statement users with additional information about the nature of credit risks inherent in the Company’s financing receivables, how the Company analyzes and assesses credit risk in determining its allowance for credit losses, and the reasons for any changes the Company may make in its allowance for credit losses. This update was generally effective for interim and annual reporting periods ending on or after December 15, 2010; however, certain aspects of the update pertaining to activity that occurs during a reporting period became effective for interim and annual reporting periods beginning on or after December 15, 2010. The disclosures required by fully adopting this guidance, are included in “Note 6—Notes Receivable, net.” Adoption of the guidance resulted in increased financial statement footnote disclosures only. It did not impact the Company’s consolidated statements of financial condition, operations, cash flows, or changes in stockholders’ equity and comprehensive income.

Business Segments

NFP has three reportable segments: the Corporate Client Group (the “CCG”), the Individual Client Group (the “ICG”) and the Advisor Services Group (the “ASG”). The CCG is one of the leading corporate benefits advisors in the middle market, offering independent solutions for health and welfare, retirement planning, executive benefits, and property and casualty insurance. The ICG is a leader in the delivery of independent life insurance, annuities, long term care and wealth transfer solutions for high net worth individuals, and includes wholesale life brokerage, retail life and investment advisory services. The ASG, including NFP Securities, Inc. (“NFPSI”), a leading independent broker-dealer and registered investment advisor, serves independent financial advisors whose clients are high net worth individuals and companies by offering broker-dealer and asset management products and services. See “Note 12—Business Segments” for further detail.

Impairment of goodwill and other intangible assets

The Company evaluates its amortizing (long-lived assets) and non-amortizing intangible assets for impairment in accordance with GAAP.

In accordance with GAAP, long-lived assets, such as purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company establishes an internal financial plan for each of its business lines and measures the actual performance of its business lines against these financial plans. Events or changes in circumstances include, but are not limited to, when a business line experiences a significant deterioration in its operating cash flow compared to the financial plan or prior year performance, a change in the extent or manner in which the long-lived asset is being used, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of before the end of its previously estimated useful life.

In accordance with GAAP, goodwill and intangible assets not subject to amortization are tested at least annually for impairment, and are tested for impairment more frequently if events or changes in circumstances indicate that the intangible asset might be impaired. Indicators at the business line level, which is considered a reporting unit for this analysis, include, but are not limited to, a significant deterioration in its operating cash flow compared to the reportable segment’s financial plan or prior year performance, loss of key personnel, a decrease in NFP’s market capitalization below its book value, and an expectation that a reporting unit will be sold or otherwise disposed of. If one or more indicators of impairment exist, NFP performs an evaluation to identify potential impairments. If an impairment is identified, NFP measures and records the amount of impairment loss.

See “Note 5—Goodwill and Other Intangible Assets—Impairment of goodwill and intangible assets.”

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2011

(Unaudited)

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

Generally, a VIE is an entity with one or more of the following characteristics: (1) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (2) as a group the holders of the equity investment at risk lack the ability to make decisions about an entity’s activities through voting or similar rights; (3) the equity investors have voting rights that are not proportional to their economic interests and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights; (4) holders of the equity investment at risk have the obligation to absorb the expected losses of the entity, or (5) holders of the equity investment at risk have the right to receive the expected residual returns of the entity. The primary beneficiary of a VIE is generally the entity that has (a) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.

NFP performed a qualitative and quantitative assessment as to whether its wholly-owned subsidiaries (“Operating Companies”) are considered VIEs, and whether or not NFP is considered the primary beneficiary. In applying these assessments NFP identified its Operating Companies as VIEs and concluded that NFP is the primary beneficiary for those Operating Companies that are 100% wholly-owned subsidiaries. Operating Companies that are not majority-owned are accounted for under the equity method.

See “Note 13—Variable Interest Entities.”

Derivative Instruments

The Company has limited involvement with derivative financial instruments, and does not use financial instruments or derivatives for any trading or other speculative purposes. As of March 31, 2011, in connection with its credit facility, the Company had one interest rate swap agreement designated as a hedging instrument in a cash flow hedge. See “Note 8—Derivative Instruments and Hedging Activities.”

The Company recognizes derivative instruments as either assets or liabilities at fair value, and recognizes the changes in fair value of the derivative instruments based on the designation of the derivative. For derivative instruments that are designated and qualify as hedging instruments, the Company designates the hedging instrument based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge. As of March 31, 2011, the Company does not have any outstanding derivative instruments designated as fair value hedges. The effective portion of the changes in fair value of derivatives that are designated as cash flow hedges is recorded as a component of accumulated other comprehensive (loss) income. The ineffective portion of changes in the fair value of derivatives designated as cash flow hedges would be recorded in earnings. For derivative instruments that do not qualify for hedge accounting, the Company recognizes gains or losses due to changes in fair value in its consolidated statements of operations during the period in which the changes in fair value occur. The Company reviews the effectiveness of its hedging instruments on a quarterly basis, recognizes the current period hedge ineffectiveness immediately in earnings, and discontinues hedge accounting for any hedge that the Company no longer considers to be highly effective.

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2011

(Unaudited)

Income taxes

The Company accounts for income taxes in accordance with standards established by GAAP which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred tax assets and liabilities are measured using statutory-enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts expected to be realized.

In 2007, the Company adopted guidance which clarified the accounting for uncertain tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements.

During the three months ended March 31, 2011 the Company’s unrecognized tax benefits for positions taken during the current period increased by $2.2 million, and the Company’s total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, increased by $1.5 million. The Company believes that it is reasonably possible that the total amounts of unrecognized tax benefits could significantly decrease within the next twelve months due to the settlement of state income tax audits and expiration of statutes of limitation in various federal and state and local jurisdictions, in an amount ranging from $2.0 million to $2.4 million based on current estimates.

Revenue recognition

The Company earns commissions on the sale of insurance policies and fees for the development, implementation and administration of benefits programs. Commissions and fees are generally paid each year as long as the client continues to use the product and maintains its broker of record relationship with NFP’s business. In some cases, fees earned are based on the amount of assets under administration or advisement. Commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. First-year commissions are calculated as a percentage of the first twelve months’ premium on the policy and earned in the year that the policy is originated. In many cases, the Company receives renewal commissions for a period following the first year, if the policy remains in force. Asset-based fees are earned for administrative services or consulting related to certain benefits plans. Insurance commissions are recognized as revenue when the following criteria are met: (1) the policy application and other carrier delivery requirements are substantially complete, (2) the premium is paid, and (3) the insured party is contractually committed to the purchase of the insurance policy. Carrier delivery requirements may include additional supporting documentation, signed amendments and premium payments. Subsequent to the initial issuance of the insurance policy, premiums are billed directly by carriers. Commissions earned on renewal premiums are generally recognized upon receipt from the carrier, since that is typically when the Company is first notified that such commissions have been earned. The Company carries an allowance for policy cancellations, which approximated $1.2 million at both March 31, 2011 and 2010, that is periodically evaluated and adjusted as necessary. Miscellaneous commission adjustments are generally recorded as they occur. Some of the Company’s businesses also receive fees for the settlement of life insurance policies. These fees are generally based on a percentage of the settlement proceeds received by their clients, and recognized as revenue when the policy is transferred and the rescission period has ended. Contingent commissions are recorded as revenue when received which, in many cases, is the Company’s first notification of amounts earned. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. The data necessary for the calculation of contingent commissions cannot be reasonably estimated prior to receipt of the commission.

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

Some of the Company’s businesses earn additional compensation in the form of incentive and marketing support payments from manufacturers of financial services products, based on the volume, consistency and profitability of business generated by the Company from these three sources. Incentive and marketing support revenue is recognized at the earlier of notification of a payment or when payment is received, unless historical data or other information exists, which enables management to reasonably estimate the amount earned during the period.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2011

(Unaudited)

Note 3 - Earnings Per Share

The computations of basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2011	2010
Basic:
Net income	6,876	6,990

Average shares outstanding	43,769	41,599
Contingent consideration and incentive payments	16	648

Total	43,785	42,247

Basic earnings per share	$0.16	$0.17

Diluted:
Net income	$6,876	$6,990

Average shares outstanding	43,769	41,599
Contingent consideration and incentive payments	16	648
Stock-based compensation	1,002	1,443
Convertible senior notes	520	—
Other	3	12

Total	45,310	43,702

Diluted earnings per share	$0.15	$0.16

In connection with the issuance of $125.0 million principal amount of 4.0% convertible senior notes due June 15, 2017 (the “2010 Notes”), NFP entered into convertible note hedge and warrant transactions with affiliates of certain of the initial purchasers of the 2010 Notes. For the three months ended March 31, 2011, the weighted average shares of common stock related to the warrants have not been included in the diluted weighted average shares of common stock, as the average market price of NFP’s common stock, for the three months ended March 31, 2011, was lower that the effective conversion price of $15.77.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2011

(Unaudited)

Note 4 - Acquisitions and Divestitures

Acquisitions

During the three months ended March 31, 2011, NFP completed three sub-acquisitions. During the three months ended March 31, 2010, NFP did not complete any acquisitions or sub-acquisitions.

The following table summarizes the consideration transferred, excluding contingent consideration, to acquire the above entities and the estimated amounts of identifiable assets acquired and liabilities assumed at the acquisition date:

	Three Months Ended March 31,
	2011	2010
Consideration:
Cash	$3,997	$—
Recorded earn-out payable	365	—

Total	$4,362	$—

Allocation of purchase price:
Cost assigned to intangibles:
Book of business	$1,328	$—
Management contract	2,025	—
Goodwill, net of deferred taxes of $0.9 million in 2011	1,009	—

Total	$4,362	$—

For the three months ended March 31, 2011 the Company did not pay any amount in connection with contingent consideration. For the three months ended March 31, 2010, NFP paid $6.8 million in cash in connection with contingent consideration. The Company did not issue any shares of common stock for contingent consideration for the three months ended March 31, 2011 and 2010.

In connection with the acquisitions that occurred during the three months ended March 31, 2011, the Company does not expect any amounts of goodwill to be deductible over 15 years for tax purposes. These acquisitions were immaterial in relation to the pro forma combined entity, as if such acquisitions occurred at January 1, 2010 and 2009.

For acquisitions that were completed prior to the adoption on January 1, 2009, of accounting guidance related to business combinations, future payments made under these arrangements will be recorded as an adjustment to purchase price when the contingencies are settled. For acquisitions completed after January 1, 2009, in accordance with GAAP, contingent consideration amounts were recorded at fair value at the acquisition date and were included on that basis in the purchase price consideration at the time of the acquisition with subsequent adjustments recorded in the statement of operations. For the three months ended March 31, 2011 and 2010, there were no adjustments to the contingent consideration liability.

Divestitures

For the three months ended March 31, 2011, the Company did not dispose of any businesses. During the three months ended March 31, 2010, the Company sold six subsidiaries, receiving aggregate consideration of $5.1 million in cash and 2,071 shares of NFP common stock with a value of less than $0.1 million. The Company recognized a net gain from these transactions of $2.6 million and a net loss of $0.4 million related to adjustments from prior year divestures for the three months ended March 31, 2010.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2011

(Unaudited)

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

The contribution of assets resulted in a deconsolidation of the subsidiary and a remeasurement of NFP’s retained investment in the subsidiary. The overall gain relating to this transaction was $9.2 million and recognized in gain on sale of businesses in the consolidated statements of operations during the second quarter of 2010.

The remeasurement to fair value of NFP’s retained non-controlling interest resulted in a $10.8 million gain during the second quarter of 2010. The remeasurement to fair value of NFP’s retained non-controlling interest was calculated as follows:

Fair value of retained non-controlling investment	$11,800
Carrying value of retained percentage of subsidiary:	992

Gain on retained non-controlling investment	$10,808

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2011

(Unaudited)

Note 5 - Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2011 are as follows:

	Corporate Client Group	Individual Client Group	Total
Balance as of January 1, 2011
Goodwill, net of accumulated amortization	$388,305	$319,069	$707,374
Prior years accumulated impairments	(351,442)	(295,038)	(646,480)

	36,863	24,031	60,894

Goodwill acquired during the year, including goodwill related to deferred tax liability of $930	1,857	—	1,857
Contingent consideration accrual, firm disposals, firm restructures and other	82	—	82
Impairments of goodwill for the period	—	—	—

Total as of March 31, 2011	$38,802	$24,031	$62,833

Acquired intangible assets

	As of March 31, 2011		As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing identified intangible assets:
Book of business	$211,239	$(129,417)	$209,911	$(124,946)
Management contracts	327,840	(91,696)	325,815	(88,414)
Institutional customer relationships	15,700	(5,233)	15,700	(5,015)

Total	$554,779	$(226,346)	$551,426	$(218,375)

Non-amortizing intangible assets:
Goodwill	$64,818	$(1,985)	$63,401	$(2,507)
Trade name	4,841	(59)	4,841	(59)

Total	$69,659	$(2,044)	$68,242	$(2,566)

Aggregate amortization expense for intangible assets subject to amortization for the three months ended March 31, 2011 was $8.0 million. Intangibles related to book of business, management contract and institutional customer relationships are amortized over a 10-year, 25-year and 18-year period, respectively. Based on the Company’s acquisitions as of March 31, 2011, estimated amortization expense for each of the next five years is $32.2 million per year.

Impairment of goodwill and intangible assets

The Company tests goodwill and intangible assets for impairment at least annually or more often if conditions indicate a possible impairment. There was no impairment to goodwill or intangible assets during the three months ended March 31, 2011. During the three months ended March 31, 2010, long-lived assets held and used with a carrying amount of $363.7 million were written down to their fair value of $360.8 million, resulting in an impairment charge of $2.9 million for amortizing intangibles, which was included in earnings for the three months ended March 31, 2010. The impairment related to certain intangible assets that were disposed of subsequent to March 31, 2010.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2011

(Unaudited)

Note 6 - Notes Receivable, net

Notes receivable consists of the following:

	As of December 31, 2010	New Notes	Discount	Paid down	Allowance increase on existing notes	As of March 31, 2011
Notes receivable from Principals and/or certain entities they own	$32,157	$4,724	$14	$(3,299)	—	$33,596
Notes received in connection with dispositions	12,971	—	—	(845)	—	12,126
Other notes receivable	3,522	350	—	(346)	—	3,526

	48,650	5,074	14	(4,490)	—	49,248

Less: allowance for uncollectible notes	(11,798)	—	—	—	(1,463)	(13,261)

Total notes receivable, net	$36,852	$5,074	$14	$(4,490)	$(1,463)	$35,987

Notes receivable bear interest at rates typically between 5% and 11% (with a weighted average of 8.0% at March 31, 2011), and 5% and 11% (with a weighted average of 7.0% at December 31, 2010), and mature at various dates through April 1, 2023. Notes receivable from principals and/or certain entities they own are taken on a full recourse basis to the principal and/or such entity.

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

An aging of notes receivable including interest outstanding at March 31, 2011 is as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due
Notes receivable from Principals and/or certain entities they own	$172	$229	$458	$859
Notes received in connection with dispositions	—	—	7,086	7,086
Other notes receivable	—	—	897	897

Total	$172	$229	$8,441	$8,842

Note 7 - Borrowings

For a detailed discussion of: (i) the termination on July 8, 2010 of the credit agreement among NFP, the lenders party thereto and Bank of America, N.A., as administrative agent, dated as of August 22, 2006 and (ii) the retirement of NFP’s 0.75% convertible senior notes due February 1, 2012 (the “2007 Notes”) pursuant to a cash tender offer and a privately-negotiated transaction, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Borrowings” in the 2010 10-K.

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2011

(Unaudited)

Holders may convert their 2010 Notes at their option on any day prior to the close of business on the scheduled trading day immediately preceding April 15, 2017 only under the following circumstances: (1) during the five business-day period after any five consecutive trading-day period (the “measurement period”) in which the price per 2010 Note for each day of that measurement period was less than 98% of the product of the last reported sale price of NFP’s common stock and the conversion rate on each such day; (2) during any calendar quarter (and only during such quarter) after the calendar quarter ended June 30, 2010, if the last reported sale price of NFP’s common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 135% of the applicable conversion price in effect on the last trading day of the immediately preceding calendar quarter; or (3) upon the occurrence of specified corporate events. The 2010 Notes will be convertible, regardless of the foregoing circumstances, at any time from, and including, April 15, 2017, through the second scheduled trading day immediately preceding the maturity date of the 2010 Notes. Default under the 2010 Credit Facility (as defined in “—2010 Credit Facility” below) resulting in its acceleration would, subject to a 30-day grace period, trigger a default under the indenture governing the 2010 Notes, in which case the trustee under the 2010 Notes or holders of not less than 25% in principal amount of the outstanding 2010 Notes could accelerate the payment of the notes.

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

Concurrent with the issuance of the 2010 Notes, NFP entered into convertible note hedge and warrant transactions with affiliates of certain of the Initial Purchasers (the “Counterparties”) for the 2010 Notes. A default under the 2010 Credit Facility would trigger a default under each of the convertible note hedge and warrant transactions, in which case the counterparty could designate early termination under either, or both, of these instruments. The transactions are expected to reduce the potential dilution to NFP’s common stock upon future conversions of the 2010 Notes. Under the convertible note hedge, NFP purchased 125,000 call options for an aggregate premium of $33.9 million. Each call option entitles NFP to repurchase an equivalent number of shares issued upon conversion of the 2010 Notes at the same strike price (initially $12.87 per share), generally subject to the same adjustments. The call options expire on the maturity date of the 2010 Notes. NFP also sold warrants for an aggregate premium of $21.0 million. The warrants expire ratably over a period of 120 scheduled trading days between September 15, 2017 and March 8, 2018, on which dates, if not previously exercised, the warrants will be treated as automatically exercised if they are in the money. The warrants provide for net-share settlement, but NFP may elect cash settlement subject to certain conditions. The net cost of the convertible note hedge and warrants to NFP was $12.9 million. The economic impact of the convertible note hedge and warrants was to increase the conversion price of the 2010 Notes to approximately $15.77.

Upon conversion of the 2010 Notes or the Counterparties’ exercise of the warrants, the total number of shares of common stock issuable in each case could result in the issuance of more than 20% of the common stock outstanding as of the date of issuance of the 2010 Notes (the “Closing Date”). NFP had 42,619,413 shares of common stock outstanding as of the Closing Date. Because New York Stock Exchange rules state that, in certain circumstances, issuers are required to seek stockholder approval before the issuance of more than 20% of common stock outstanding, the 2010 Notes limit the issuance of shares of common stock upon conversion of the Notes to 19.99% of NFP’s common stock outstanding as of the Closing Date (the “Note Cap”). Additionally, the warrants limit the issuance of shares of common stock to 19.99% of NFP’s common stock outstanding as of the Closing Date (the “Warrant Cap”). NFP is contractually required to seek stockholder approval to eliminate the Note Cap and Warrant Cap, which it will do at its 2011 Annual Meeting of Stockholders. Approval of this proposal would allow NFP to deliver common stock upon conversion without regard to the Note Cap, and upon the Counterparties’ exercise of the Warrants, without regard to the Warrant Cap. At the current conversion rate for the 2010 Notes, the price of the common stock would have to exceed approximately $105.10 per share, on average, during the observation period with respect to conversions in order for the Note Cap to limit the amount of conversion consideration payable to holders of the 2010 Notes. Based on the current strike price for the warrants, the price of the common stock would have to exceed approximately $128.70 per share, on average, during the expiration period for the warrants in order for the Warrant Cap to limit the number of shares deliverable to the Counterparties under the Warrants.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2011

(Unaudited)

2010 Credit Facility

On July 8, 2010, NFP entered into a $225.0 million credit agreement, among NFP, the lenders party thereto and Bank of America, N.A., as administrative agent (the “2010 Credit Facility”). The 2010 Credit Facility is structured as (i) a $100.0 million four-year revolving credit facility that includes a $35.0 million sub-limit for standby letters of credit and a $10.0 million sub-limit for the issuance of swingline loans and (ii) a $125.0 million four-year term loan facility. The term loan facility requires 2.5% quarterly principal amortization payments, beginning on September 30, 2010, with the remaining balance of the term loan facility payable on the maturity date of the 2010 Credit Facility, which is July 8, 2014. On April 28, 2011, NFP entered into the First Amendment (the “First Amendment”) to the 2010 Credit Agreement. See “Note 14—Subsequent Events—First Amendment to 2010 Credit Agreement.”

The 2010 Credit Facility contains representations, warranties and covenants that are customary for similar credit arrangements, including, among other things, covenants relating to (i) financial reporting and notification, (ii) payment of obligations, (iii) compliance with applicable laws and (iv) notification of certain events. Financial covenants will also require NFP to maintain (i) a leverage ratio of no greater than 2.5:1.0, (ii) an interest coverage ratio of no less than 4.0 to 1.0 and (iii) as amended by the First Amendment, a fixed charge coverage ratio of no less than 1.5 to 1.0. The 2010 Credit Facility contains various customary restrictive covenants, subject to certain exceptions, that prohibit NFP from, among other things, incurring additional indebtedness or guarantees, creating liens or other encumbrances on property or granting negative pledges, entering into merger or similar transactions, selling or transferring certain property, making certain restricted payments, making advances or loans, entering into transactions with affiliates and making payments on conversion of the 2007 Notes or the 2010 Notes under certain circumstances.

Under the terms of the 2010 Credit Facility, NFP’s leverage ratio will be calculated, commencing with the first fiscal quarter ended September 30, 2010, as follows: as at the last day of any period, the ratio of (a) total debt on such day to (b) trailing twelve months EBITDA (as defined in the 2010 Credit Facility) for such period.

Under the terms of the 2010 Credit Facility, NFP’s consolidated fixed charge coverage ratio will be calculated, commencing with the first fiscal quarter ended September 30, 2010. The fixed charge coverage ratio is calculated as the ratio of (a) EBITDA (as defined in the 2010 Credit Facility) to (b) consolidated fixed charges. EBITDA under the 2010 Credit Facility is calculated as follows: EBITDA for the trailing twelve months less (i) certain capital expenditures made in cash by NFP and its subsidiaries during such period and (ii) all federal, state and foreign taxes paid in cash during such period. Consolidated fixed charges under the 2010 Credit Facility consist of: (a) consolidated net interest expense paid in cash for the trailing twelve months (total cash interest expense, net of interest income), (b) scheduled payments of certain indebtedness made during the trailing twelve months such as the scheduled payments on the term loan, (c) trailing twelve month earnout and other contingent consideration payments made in cash and (d) trailing twelve month restricted payments made in cash, other than common stock repurchases pursuant to the First Amendment.

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

March 31, 2011

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

Scheduled long-term debt principal repayments under the 2010 Credit Facility, and total cash obligations under the 2010 Notes consist of the following:

	Total	2011	2012	2013	2014	2015	Thereafter through 2017
2010 Credit Facility	$115,625	$9,375	$12,500	$12,500	$81,250	$—	$—
2010 Notes	$32,500	$5,000	$5,000	$5,000	$5,000	$5,000	$7,500

Total obligations	$148,125	$14,375	$17,500	$17,500	$86,250	$5,000	$7,500

The 2010 Credit Facility provides for the issuance of letters of credit of up to $35 million on NFP’s behalf, provided that, after giving effect to the letters of credit, NFP’s available borrowing amount was greater than zero. The Company was contingently obligated for letters of credit in the amount of $1.8 million as of March 31, 2011.

As of March 31, 2011 the year-to-date weighted average interest rate for NFP’s 2010 Credit Facility was 3.27%.

The liability and equity components related to the 2010 Notes consist of the following:

March 31, 2011

Principal amount of the liability component	$125,000
Unamortized debt discount	(36,375)

Net carrying amount of the liability component	$88,625

Carrying amount of the equity component	$39,578

The unamortized debt discount will be amortized as additional interest expense through June 15, 2017. The equity component associated with the 2010 Notes is reflected as an increase to additional paid-in capital.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2011

(Unaudited)

Note 8 - Derivative Instruments and Hedging Activities

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

At March 31, 2011, the fair value of the Swap liability was approximately $0.5 million, and is included in other long-term liabilities in the consolidated statements of financial condition. The fair value measurement is classified within Level 2 of the hierarchy as an observable market input that was readily available as the basis for the fair value measurement.

The following table provides a summary of the fair value and balance sheet classification of the Swap:

	March 31, 2011	December 31, 2010
Other non-current liabilities	$529	$425
Accumulated other comprehensive (loss) income, net of tax of $(240) in 2011 and $(199) in 2010	289	226

Note 9 - Stockholders’ Equity

The changes in stockholders’ equity and comprehensive income during the three months ended March 31, 2011 are summarized as follows:

	Common shares outstanding	Par value	Additional paid-in capital	Retained (deficit) earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2010	43,502	$4,596	$902,153	$(425,063)	$(73,458)	$(16)	$408,212
Common stock repurchased	(3)	—	—	—	(284)	—	(284)
Stock issued through Employee Stock Purchase Plan	—	—	—	(580)	757	—	177
Stock-based awards exercised/lapsed, including tax benefit	477	48	1,905	—	—	—	1,953
Shares cancelled to pay withholding taxes	—	—	(2,909)	—	—	—	(2,909)
Amortization of unearned stock-based compensation, net of cancellations	—	—	1,383	—	—	—	1,383
Other	—	—	15	—	—	—	15
Translation adjustments, net of tax effect of ($0)	—	—	—	—	—	96	96
Unrealized (loss) on derivative transactions, net of tax effect of ($41)	—	—	—	—	—	(63)	(63)
Net Income	—	—	—	6,876	—	—	6,876

Comprehensive Income	—	—	—	—	—	—	6,909

Balance at March 31, 2011	43,976	$4,644	$902,547	$(418,767)	$(72,985)	$17	$415,456

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

March 31, 2011

(Unaudited)

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

Stock-based awards issued to the Company’s principals are classified as liability awards, as principals are non-employees. The Company measures the fair value of the stock-based awards granted to its principals at the earlier of the date at which performance is completed or a performance commitment has been reached. The Company’s stock-based awards to principals do not have disincentives for non-performance other than forfeiture of the award by the principals and therefore the Company measures the fair value of the award when the performance is completed by the principal, which is the completion of the vesting period. The Company accounts for liability classified stock-based awards issued to its principals as part of management fee expense in the consolidated statements of operations. Liability classified stock-based compensation is adjusted each reporting period to account for subsequent changes in the fair value of NFP’s common stock. The offsetting entry is to accrued liabilities. Prior to June 30, 2010, the Company incorrectly accounted for stock-based awards issued to the Company’s principals as equity-classified awards, and therefore recognized stock-based compensation based on NFP’s common stock price on the date of grant. The impact of the correction was not material to prior period financial statements. The cumulative impact of the adjustment was recognized in management fee expense during the second quarter of 2010 in an amount of $0.6 million.

All stock-based compensation related to firm employees and activities and principals have been included in operating expenses. Summarized below is the amount of stock-based compensation allocated in the consolidated statement of operations:

	Three Months Ended March 31,
	2011	2010
Operating expenses:
Compensation expense	$1,383	$1,628
Management fees	30	1,322

Total stock-based compensation cost	$1,413	$2,950

Employee Stock Purchase Plan

Effective January 1, 2007, NFP established an Employee Stock Purchase Plan (“ESPP”). The ESPP is designed to encourage the purchase of common stock by NFP’s employees, further aligning interests of employees and stockholders and providing incentive for current employees. Up to 3,500,000 shares of common stock are currently available for issuance under the ESPP. The ESPP enables all regular and part-time employees who have worked with NFP for at least one year to purchase shares of NFP common stock through payroll deductions of any whole dollar amount of eligible compensation, up to an annual maximum of $10,000. The employees’ purchase price is 85% of the lesser of the market price of the common stock on the first business day or the last business day of the quarterly offering period. The Company recognizes compensation expense related to the compensatory nature of the discount given to employees who participate in the ESPP, which totaled less than $0.1 million for the three months ended March 31, 2011 and 2010.

Summarized ESPP information is as follows:

(in thousands, except per share amounts)	Three Months Ended March 31, 2011
Purchase price per share	$11.40
Shares to be acquired	22,084
Employee contributions	$252
Stock compensation expense recognized	$58

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2011

(Unaudited)

Note 10 - Non-Cash Transactions

The following non-cash transactions occurred during the periods indicated:

	Three Months Ended March 31,
	2011	2010
Stock repurchased, note receivable and satisfaction of an accrued liability in connection with divestitures of acquired firms	—	(62)
Stock repurchased in exchange for satisfaction of a note receivable, due from principals and/or certain entities they own and other assets	(284)	(1,002)
Excess/(reduction in) tax benefit from stock-based awards exercised/lapsed, net	1,046	(764)
Stock issued through employee stock purchase plan	177	210
Accrued liability for contingent consideration	365	2,294

Note 11 - Commitments and Contingencies

Legal matters

In the ordinary course of business, the Company is involved in lawsuits and other claims. Management will continue to respond appropriately to these lawsuits and claims and vigorously defend the Company’s interests. The Company has E&O and other insurance to provide protection against certain losses that arise in such matters, although such insurance may not cover the costs or losses incurred by the Company In addition, the sellers of businesses that the Company acquires typically indemnify the Company for loss or liability resulting from acts or omissions occurring prior to the acquisition, whether or not the sellers were aware of these acts or omissions. Several of the existing lawsuits and claims have triggered these indemnity obligations.

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

The Company cannot predict at this time the effect that any other current or future regulatory activity, investigations or litigation will have on its business. Given the current regulatory environment and the number of its subsidiaries operating in local markets throughout the country, it is possible that the Company will become subject to further governmental inquiries and subpoenas and have lawsuits filed against it. The Company’s ultimate liability, if any, in connection with these matters and any possible future such matters is uncertain and subject to contingencies that are not yet known.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2011

(Unaudited)

Contingent consideration arrangements

As discussed in “Note 4—Acquisitions and Divestitures,” for acquisitions effective prior to January 1, 2009, contingent consideration is considered to be additional purchase consideration and is accounted for as part of the purchase price of the Company’s acquired businesses when the outcome of the contingency is determined beyond a reasonable doubt. Consequently, contingent consideration paid to the former owners of the businesses is considered to be additional purchase consideration. Given past performance, it is unlikely that contingencies will be earned in 2011, however, the maximum contingent payment which could be payable as purchase consideration based on commitments outstanding as of March 31, 2011 is as follows:

	2011	2012	2013
Maximum contingent payments payable as purchase consideration	$81,747	$783	$715

Ongoing incentive plan

Effective January 1, 2002, NFP established an ongoing incentive plan for principals having completed their contingent consideration period. Principals of businesses likely to receive an incentive payment under the ongoing incentive plan may have elected to continue to participate in the ongoing incentive plan until the end of their ongoing incentive period. For all other principals, the ongoing incentive plan terminated on September 30, 2009 and was replaced by the Annual Principal Incentive Plan (the “PIP”). See “—Incentive Plans” below for more detail. As of March 31, 2011, one NFP-owned business has elected to continue to participate in the ongoing incentive plan, and the maximum aggregate additional payment was approximately $1.0 million. Effective December 31, 2008, NFP has elected to pay all incentive awards under this plan in cash.

For the three months period ended March 31, 2011 and 2010, the Company recorded an ongoing incentive plan expense reduction of $(0.1) million, and an ongoing incentive plan expense of $0.3 million, respectively, which is included in management fee expense in the consolidated statement of operations. Executive officers do not participate in the ongoing incentive plan, which was funded with the Company’s cash flow.

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

March 31, 2011

(Unaudited)

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

A new PIP is in place for the 15-month performance period of October 1, 2010 through December 31, 2011 (the “Second PIP”). Management migrated to an incentive program that rewards only incremental growth but still maintains potential for material incentive payments. The Second PIP will be payable in cash beginning in the first quarter of 2012 and, similar to the initial PIP, is based on specific performance criteria for each business. Incentive targets (“Second PIP Performance Targets”) have been set based on the earnings of each business during the last PIP incentive period, with the fourth quarter of 2009 counted twice. The calculation of a business’s Second PIP Performance Target is based on a 15-month period and reflects the fact that the Second PIP will include 2 fourth quarter periods. The 15-month performance period was selected in order to align the plan with the calendar year. It is envisioned that future plans will be 12 months, consistent with the calendar year. NFP’s Executive Management Committee, in its sole discretion, may adjust any Second PIP Performance Target as necessary to account for extraordinary circumstances, including, without limitation, sub-acquisitions. The Second PIP accrual in management fee expense is based on the business’s earnings growth rate above its Second PIP Performance Target. To measure growth, the target will be allocated on a seasonally adjusted basis, using the seasonal earnings pattern by quarter for the past 2 years. NFP calculates the business’s Second PIP accrual amount and earnings growth rate on a cumulative basis. The Company has accrued $4.2 million within management fees expense relating to the Second PIP from October 1, 2010 through March 31, 2011, for potential payment in the first quarter of 2012.

The Business Incentive Plan

Under the Business Incentive Plan (the “BIP”), NFP funded incentive pools based on the achievement of certain growth targets specific to the reportable segments and business lines within those segments for the 12-month performance period ended December 31, 2010. The Company paid $0.3 million, included within management fees expense, relating to the BIP in the first quarter of 2011. The BIP will not be continued for subsequent fiscal years.

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2011

(Unaudited)

On September 17, 2010, NFP accelerated the vesting of approximately 1.5 million RSUs granted to certain principals primarily through the 2009 Stock Incentive Plan, which funded the EIP. There was no acceleration of vesting for RSU awards granted to directors or executive officers of NFP. Payment upon vesting of the RSUs was made 60% in restricted shares and 40% in cash. These actions resulted in a pre-tax charge of $13.4 million during the third quarter of 2010.

The RSUs became fully vested on September 17, 2010 with a fair market value based on the closing price of NFP’s common stock on the same day of $12.61. The restricted shares were primarily subject to liquidity restrictions until November 24, 2012, which is the original vesting date of the RSUs awarded under the 2009 Stock Incentive Plan.

The Revised Long-Term Incentive Plan

To drive continued economic alignment with shareholders and motivate growth, during the quarter ended September 30, 2010, NFP introduced a revised Long-Term Incentive Plan (the “RTIP”). The RTIP will cover the three-year period from January 1, 2011 through December 31, 2013 and will be based on a modified calculation of adjusted EBITDA growth over this period. Currently envisioned, the RTIP’s calculation of adjusted EBITDA will include no more than $24.0 million in acquired EBITDA earned from new acquisitions at any time during the three-year period and will exclude certain extraordinary items. As currently envisioned, adjusted EBITDA growth of 6% would generate a $5.0 million total payout over three years, and be accrued for on a quarterly basis. The maximum amount payable under the RTIP is anticipated to be $20.0 million over three years, generated by growth in adjusted EBITDA of 12% or higher. Plan participants may be eligible for cash payments in the first quarter of 2014, to the extent incentive targets are achieved. As of March 31, 2011, the Company has not accrued any dollar amount within management fees expense relating to the RTIP, since the applicable adjusted EBITDA growth did not reach its target threshold, during the first quarter.

Note 12 - Business Segments

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2011

(Unaudited)

Financial information relating to NFP’s reportable segments is as follows (in millions):

Three Months Ended March 31, 2011	Corporate Client Group	Individual Client Group	Advisor Services Group	Total
Revenue:
Commissions and fees	$95.5	$77.8	$60.0	$233.3

Operating expenses:
Commissions and fees	11.0	18.4	49.7	79.1
Compensation expense	33.9	29.0	4.0	66.9
Non-compensation expense	18.1	17.0	3.5	38.6
Management fees	14.5	10.1	—	24.6
Amortization of intangibles	5.2	2.8	—	8.0
Depreciation	1.6	1.2	0.3	3.1
Impairment of goodwill and intangible assets	—	—	—	—
Gain on sale of businesses, net	—	—	—	—

Total operating expenses	84.3	78.5	57.5	220.3

Income (loss) from operations	$11.2	$(0.7)	$2.5	$13.0

At March 31, 2011	Corporate Client Group	Individual Client Group	Advisor Services Group	Corporate Items and Eliminations	Total
Intangibles, net	$183.9	$149.3	$—	$—	$333.2
Goodwill, net	$37.9	$24.0	$—	$0.9	$62.8
Total Assets	$385.1	$229.4	$94.0	$134.8	$843.3

Three Months Ended March 31, 2010	Corporate Client Group	Individual Client Group	Advisor Services Group	Total
Revenue:
Commissions and fees	$95.2	$78.7	$51.4	$225.3

Operating expenses:
Commissions and fees	8.0	18.4	42.1	68.5
Compensation expense	33.1	28.2	3.9	65.2
Non-compensation expense	19.6	17.5	3.4	40.5
Management fees	15.1	8.5	—	23.6
Amortization of intangibles	5.3	3.0	—	8.3
Depreciation	1.6	1.1	0.3	3.0
Impairment of goodwill and intangible assets	1.9	1.0	—	2.9
Gain on sale of businesses, net	(1.3)	(0.9)	—	(2.2)

Total operating expenses	83.3	76.8	49.7	209.8

Income from operations	$11.9	$1.9	$1.7	$15.5

At December 31, 2010	Corporate Client Group	Individual Client Group	Advisor Services Group	Corporate Items and Eliminations	Total
Intangibles, net	$185.7	$152.1	$—	$—	$337.8
Goodwill, net	$41.0	$19.9	$—	$—	$60.9
Total assets	$403.9	$261.5	$98.9	$128.8	$893.1

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

March 31, 2011

(Unaudited)

Note 13 - Variable Interest Entities

In the ordinary course of business, the Company executes a strategy in acquiring businesses which aligns the goals of both the manager and the Company. NFP has historically utilized an acquisition model in which NFP acquired 100% of the equity of businesses on terms that were relatively standard across acquisitions. Acquisition price was determined by establishing a target business’s earnings, calculated by taking the target business’s annual earnings, before interest, taxes, depreciation and amortization, and adjusted for expenses that will not continue post-acquisition, such as compensation to former owners who become principals (“Target EBITDA”). The target business’s Target EBITDA is considered “target earnings,” typically two times “base earnings.” Base earnings are the portion of target earnings in which NFP has a priority earnings position on a yearly basis. Historically, up-front acquisition consideration has been a multiple of base earnings, typically five to six times. Under certain circumstances, NFP has paid higher multiples due to the specific attributes of the target business or transaction that justified the higher value according to NFP estimates. Earnings in excess of target earnings are typically shared between NFP and the principals in the same ratio as base earnings to target earnings.

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

Since the management contract generally represents a significant service arrangement for the Operating Companies and the associated management fees represent a significant amount of the entity’s cash flow as compared to the overall cash flow of the Operating Companies (generally 50% or more including incentives), the Management Companies have what is considered a variable interest in the Operating Companies. This variable interest thereby qualifies NFP’s Operating Companies as VIEs.

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

March 31, 2011

(Unaudited)

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

Note 14 - Subsequent events

First Amendment to 2010 Credit Agreement

On April 28, 2011, NFP entered into the First Amendment to the 2010 Credit Agreement. Among other things, the First Amendment amends the 2010 Credit Agreement’s restricted payments covenant to allow NFP to repurchase up to an aggregate of $50.0 million of its capital stock during any four consecutive fiscal quarters (the “Stock Repurchases”), so long as: (A) both before and after any repurchase, no default or event of default shall have occurred and be continuing, (B) both before and after any repurchase, on a pro forma basis, the leverage ratio for the most recently completed period of four consecutive fiscal quarters does not exceed 2.25 to 1.0 and (C) after any repurchase, minimum liquidity shall not be less than $50.0 million. In addition, the First Amendment (i) amends the definition of fixed charges to exclude Stock Repurchases and (ii) lowers the allowable fixed charge coverage ratio to 1.5 to 1.0 from 2.0 to 1.0.

Stock Repurchase Authorization

On April 28, 2011, NFP’s Board of Directors authorized the repurchase of up to $50.0 million of NFP’s common stock on the open market, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors, including capital availability, acquisition pipeline, share price and market conditions.

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

Executive Overview

NFP and its benefits, insurance and wealth management businesses provide a full range of advisory and brokerage services to the Company’s clients. NFP serves corporate and high net worth individual clients throughout the United States and in Canada, with a focus on the middle market and entrepreneurs. As of March 31, 2011, the Company operated over 140 businesses.

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

NFP has organized its businesses into three reportable segments: the Corporate Client Group (the “CCG”), the Individual Client Group (the “ICG”) and the Advisor Services Group (the “ASG”). The CCG is one of the leading corporate benefits advisors in the middle market, offering independent solutions for health and welfare, retirement planning, executive benefits, and property and casualty insurance. The ICG is a leader in the delivery of independent life insurance, annuities, long term care and wealth transfer solutions for high net worth individuals and includes wholesale life brokerage, retail life and investment advisory services. The ASG, including NFP Securities, Inc. (“NFPSI”), a leading independent broker-dealer and registered investment advisor, serves independent financial advisors whose clients are high net worth individuals and companies by offering broker-dealer and asset management products and services. The ASG attracts financial advisors seeking to provide clients with sophisticated resources and an open choice of products. NFP promotes collaboration among its business lines to provide its clients the advantages of a single coordinated resource to address their corporate and individual benefits, insurance and wealth management planning needs.

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

Reportable Segments

Corporate Client Group

The CCG is one of the leading corporate benefits advisors in the middle market, offering independent solutions for health and welfare, retirement planning, executive benefits, and property and casualty insurance. The CCG serves corporate clients by providing advisory and brokerage services related to the planning and administration of benefits plans that take into account the overall business profile and needs of the corporate client. The CCG accounted for 41.0% of NFP’s revenue for the three months ended March 31, 2011 and 42.3% of NFP’s revenue for the three months ended March 31, 2010. The CCG has organized its operations by region in order to facilitate the sharing of resources and investments among its advisors to address clients’ needs. The CCG operates primarily through its corporate benefits and executive benefits business lines.

The corporate benefits business line accounted for approximately 89.1% of the CCG’s revenue for the three months ended March 31, 2011 and 89.2% of CCG’s revenue for the three months ended March 31, 2010. Generally, corporate benefits are available to a broad base of employees within an organization and include products and services such as group medical and disability insurance, group life insurance and retirement planning. The corporate benefits business line consists of both retail and wholesale benefits operations. These businesses have access to advanced benchmarking and analysis tools and comprehensive support services which are provided to both NFP-owned businesses and non-owned entities that pay membership fees to NFP Benefits Partners. NFP Benefits Partners is a division of NFP Insurance Services, Inc. (“NFPISI”), a licensed insurance agency and an insurance marketing organization wholly-owned by NFP.

The executive benefits business line accounted for approximately 10.9% of the CCG’s revenue for the three months ended March 31, 2011 and 11.2% of CCG’s revenue for the three months ended March 31, 2010. Executive benefits products and services provide employers with the ability to establish plans that create or reinstate benefits for highly-compensated employees, typically through non-qualified plans or disability plans. Clients may utilize a corporate-owned life insurance funding strategy to finance future compensation due under these plans. The executive benefits business line consists of NFP-owned businesses and non-owned entities that pay membership fees for membership in one of NFP’s marketing and wholesale organizations.

The CCG earns commissions on the sale of insurance policies and fees for the development, implementation and administration of corporate and executive benefits programs. In the corporate benefits business line, commissions and fees are generally paid each year as long as the client continues to use the product and maintains its broker of record relationship with NFP’s business. Commissions are based on a percentage of revenue but they may also be based on a fee per plan participant. In some cases, such as for the administration of retirement-focused products like 401(k) plans, fees earned are based on the amount of assets under administration or advisement. Generally, in the executive benefits business line, consulting fees are earned relative to the completion of specific client engagements, administration fees are earned throughout the year on policies, and commissions are earned as a calculated percentage of the premium in the year that the policy is originated and during subsequent renewal years, as applicable.

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

Individual Client Group

The ICG is a leader in the delivery of independent life insurance, annuities, long term care and wealth transfer solutions for high net worth individuals. In evaluating their clients’ near-term and long-term financial goals, the ICG’s advisors serve wealth accumulation, preservation and transfer needs, including estate planning, business succession, charitable giving and financial advisory services. The ICG accounted for 33.3% of NFP’s revenue for the three months ended March 31, 2011 and 34.9% of NFP’s revenue for the three months ended March 31, 2010. The ICG operates through its marketing organization, PartnersFinancial, its wholesale life brokerage businesses, consisting of Highland Capital Brokerage, Inc. and other NFP-owned brokerage general agencies, as well as through its retail life and wealth management business lines.

The marketing organization and wholesale life brokerage business line accounted for 56.1% of the ICG’s revenue for the three months ended March 31, 2011 and 56.9% of the ICG’s revenue for the three months ended March 31, 2010. Annual fees are paid for membership in PartnersFinancial, which develops relationships and contracts with selected preferred insurance carriers, earning override commissions when those contracts are used. The ICG is supported by shared service technology investments, product management department, advanced case design team, underwriting advocacy specialists, training and marketing services. Highland Capital Brokerage, Inc. has a significant focus on financial institutions, providing point of sale and insurance marketing support. Highland Capital Brokerage, Inc. and the ICG’s other wholesale life brokerage businesses operate through a brokerage general agency model that provides brokers, typically either independent life insurance advisors or institutions, support as needed. The independent life insurance advisors or institutions then distribute life insurance products and services directly to individual clients. The support provided by the wholesale life brokerage businesses may include underwriting, marketing, point of sale, case management, advanced case design, compliance or technical support.

The retail life business line accounted for 24.7% of the ICG’s revenue for the three months ended March 31, 2011 and 26.3% of the ICG’s revenue for the three months ended March 31, 2010. The retail life business line provides individual clients with life insurance products and services and consists of NFP-owned businesses.

The ICG’s wealth management business line accounted for 19.2% of the ICG’s revenue for the three months ended March 31, 2011 and 17.4% of the ICG’s revenue for the three months ended March 31, 2010. The ICG’s wealth management business line provides retail financial services to individual clients. This business line consists of NFP-owned businesses.

Commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. In the marketing organization and wholesale life brokerage business line, the ICG generally receives commissions paid by the insurance carrier for facilitating the placement of the product. Wholesale life brokerage revenue also includes amounts received by NFP’s life brokerage entities, including its life settlements brokerage entities, which assist advisors with the placement and sale of life insurance. In the retail life business line, commissions are generally calculated as a percentage of premiums, generally paid in the first year. The ICG receives renewal commissions for a period following the first year. The ICG’s wealth management business line earns fees for offering financial advisory and related services. These fees are generally based on a percentage of assets under management and are paid quarterly. In addition, the ICG may earn commissions related to the sale of securities and certain investment-related insurance products.

Many of the NFP-owned businesses comprising the wealth management business line of the ICG conduct securities or investment advisory business through NFPSI. Like the other business lines in the ICG, the wealth management business line generally targets high net worth individuals as clients. In contrast, the ASG’s primary clients are independent investment advisors, who in turn serve high net worth individuals and companies. The ICG’s wealth management business line is composed of NFP-owned businesses. In contrast, the ASG serves independent financial advisors associated with both NFP-owned and non-owned businesses. When independent financial advisors associated with NFP-owned businesses place business through NFPSI, NFPSI receives a commission and the independent financial advisor associated with the NFP-owned business receives the remaining commission. When independent financial advisors associated with non-owned businesses place business through NFPSI, NFPSI receives a commission and the independent financial advisor associated with the non-owned business receives the remaining commission. See also “—Advisor Services Group.”

Revenue generated by the marketing organization and wholesale life brokerage and retail life business lines tends to be concentrated in the year that the policy is originated. Historically, revenue earned by the marketing organization and wholesale life brokerage and retail life business lines is weighted towards the fourth quarter as clients finalize tax planning decisions at year-end. Revenue generated by the ICG’s wealth management business line is generally recurring given high client retention rates, and is influenced by the performance of the financial markets and the economy, as well as asset allocation decisions if fees are based on assets under management.

Advisor Services Group

The ASG serves independent financial advisors whose clients are high net worth individuals and companies by offering broker-dealer and asset management products and services through NFPSI, NFP’s registered investment advisor and independent broker-dealer. The ASG attracts financial advisors seeking to provide clients with sophisticated resources and an open choice of products. The ASG accounted for 25.7% of NFP’s revenue for the three months ended March 31, 2011 and 22.8% of NFP’s revenue for the three months ended March 31, 2010.

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

Employees

As of March 31, 2011, the Company had approximately 2,522 employees. NFP believes that its relations with the Company’s employees are generally satisfactory. None of the Company’s employees are represented by a union.

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

In addition to its evaluation of its reportable segments’ performance, the Company also evaluates the profit it shares with the principals on a reportable segment basis. In order to monitor this it uses the following non-GAAP financial measures: income before management fees, adjusted income before management fees and management fees as a percentage of adjusted income before management fees. For a reconciliation of these non-GAAP financial measures to their GAAP counterparts, see “—Operating expenses—Management fees.”

Information with respect to all sources of revenue, income from operations, and income before management fees by reportable segment for the three months ended March 31, 2011 and March 31, 2010 is presented below (in millions).

	Three Months Ended
	March 31, 2011	March 31, 2010

Revenue

Commissions and fees

Corporate Client Group	$95.5	$95.2

Individual Client Group	77.8	78.7

Advisor Services Group	60.0	51.4

Total	$233.3	$225.3

Income from operations

Corporate Client Group	$11.2	$11.9

Individual Client Group	(0.7)	1.9

Advisor Services Group	2.5	1.7

Total	$13.0	$15.5

Income before management fees

Corporate Client Group	$32.5	$34.6

Individual Client Group	13.4	14.6

Advisor Services Group	2.8	2.0

Total	$48.7	$51.2

Overview of the Three Months Ended March 31, 2011

During the three months ended March 31, 2011, revenue increased $8.0 million, or 3.5%, as compared to the three months ended March 31, 2010. The revenue increase was driven by a $8.6 million revenue increase within the ASG, offset by a revenue decrease of $(0.9) million within the ICG, whereas revenue in the CCG remained relatively stable. During the three months ended March 31, 2011, CCG and ICG revenue were negatively impacted by dispositions. Excluding the impact of dispositions, existing firms within the CCG and ICG contributed to revenue increases of $3.1 million and $0.5 million, respectively.

Income from operations declined $(2.6) million, or 16.6%, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The Company’s income before management fees also declined $(2.6) million, or 5.1%, for the three months ended March 31, 2011 as compared to the three months ended March 31, 2010. The decline in income from operations and income before management fees was primarily due to an increase in commission expense that outpaced the increase in revenue. Additionally, while the decrease in impairments contributed positively to income from operations, it did not offset the overall increase in operating expenses. Compensation expense increased, but was entirely offset by decreases in non-compensation expenses. Management fees also increased in the ICG, but was partially offset by decreases in the CCG.

As of March 31, 2011 the ratio of base earnings to target earnings by segment was 60.6% for the CCG and 46.3% for the ICG. Since the ASG is primarily comprised of NFPSI, NFP’s broker-dealer and corporate registered investment advisor, in this segment no management fees are paid and no earnings are shared with principals. Management fees increased due to the change in the accrual methodology for the Annual Principal Incentive Plan (the “PIP”), which is now reflective of the seasonal earnings pattern by quarter for the past two years (see “Note 11—Commitments and Contingencies—Incentive Plans” to the Consolidated Financial Statements (Unaudited) contained in this report). This driver was partially offset by (1) a decrease in stock-based compensation related to the Long-Term Equity Incentive Plan (the “EIP”) and the elimination of the Business Incentive Plan (the “BIP”), which were both in place during the three months ended March 31, 2010 but terminated before the three months ended March 31, 2011 and (2) an increase in current PIP incentive targets compared to prior PIP incentive targets.

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

The Company generates revenue primarily from the following sources:

•

Corporate Client Group. The CCG earns commissions on the sale of insurance policies and fees for the development, implementation and administration of corporate and executive benefits programs. In the corporate benefits business line, commissions and fees are generally paid each year as long as the client continues to use the product and maintains its broker of record relationship with NFP’s business. Commissions are based on a percentage of insurance premium or are based on a fee per plan participant. In some cases, such as for the administration of retirement-focused products like 401(k) plans, fees earned are based on the value of assets under administration or advisement. Generally, in the executive benefits business line, consulting fees are earned relative to the completion of specific client engagements, administration fees are earned throughout the year on policies, and commissions are earned as a calculated percentage of the premium in the year that the policy is originated and during subsequent renewal years, as applicable. The CCG also offers property and casualty insurance brokerage and consulting services for which it earns commissions and fees. NFP believes that these services complement the corporate and executive benefits services provided to the Company’s clients.

•

Individual Client Group. Commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. In the marketing organization and wholesale life brokerage business line, the ICG generally receives commissions paid by the insurance carrier for facilitating the placement of the product. Wholesale life brokerage revenue also includes amounts received by NFP’s life brokerage entities, including its life settlements brokerage entities which assist advisors with the placement and sale of life insurance. In the retail life business line, commissions are generally calculated as a percentage of premiums, generally paid in the first year. The ICG receives renewal commissions for a period following the first year. The ICG’s wealth management business line earns fees for offering financial advisory and related services. These fees are generally based on a percentage of assets under management and are paid quarterly. In addition, the ICG may earn commissions related to the sale of securities and certain investment-related insurance products.

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

Operating expenses

In the discussion that follows, NFP provides the following ratios with respect to its operating results: (i) commission expense ratio, (ii) compensation expense ratio and (iii) non-compensation expense ratio. The commission expense ratio is derived by dividing commissions and fee expense by total revenue. The compensation expense ratio is derived by dividing compensation expense by total revenue. The non-compensation expense ratio is derived by dividing non-compensation expense by total revenue. Included within the CCG’s revenue are amounts required to eliminate intercompany revenue recorded between the Company’s corporate benefits and executive benefits business lines. Included within the ICG’s revenue are amounts required to be recorded to eliminate intercompany revenue recorded between the Company’s marketing organization and wholesale life brokerage, retail life and wealth management business lines. Included within the ASG’s revenue are amounts required to be recorded to eliminate intercompany revenue recorded between NFPSI and the ICG.

Commissions and fees. Commissions and fees are typically paid to third-party producers who are affiliated with the Company’s businesses. Commissions and fees are also paid to producers who utilize the services of one or more of the Company’s life brokerage entities, including the Company’s life settlements brokerage entities. Additionally, commissions and fees are paid to producers who provide referrals and specific product expertise. When earnings are generated solely by a principal, no commission expense is incurred because principals are only paid from a share of the cash flow of the business through management fees. However, when income is generated by a third-party producer, the producer is generally paid a portion of the commission income, which is reflected as commission expense. Rather than collecting the full commission and remitting a portion to a third-party producer, a business may include the third-party producer on the policy application submitted to a carrier. The carrier will, in these instances, directly pay each named producer their respective share of the commissions and fees earned. When this occurs the business will record only the commissions and fees it receives directly as revenue and have no commission expense. As a result, the business will have lower revenue and commission expense and a higher income from operations as a percentage of revenue. Dollars generated from income from operations will be the same. The transactions in which a business is listed as the sole producer and pays commissions to a third-party producer, compared with transactions in which the carrier pays each producer directly, will cause NFP’s income from operations as a percentage of revenue to fluctuate without affecting income from operations. In addition, within the ASG, NFPSI pays commissions to the Company’s affiliated third-party distributors who transact business through NFPSI.

Wholly-owned businesses that utilize the Company’s marketing organization, wholesale life brokerage, and its broker dealer receive commissions and fees that are eliminated in consolidation having no effect on net income.

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

Management fees. NFP pays management fees to the principals and/or certain entities they own based on the financial performance of the business they manage. From a cash perspective NFP may advance monthly management fees that have not yet been earned due to the seasonality of the earnings of certain subsidiaries, particularly in the ICG. NFP typically pays a portion of the management fees monthly in advance. Once NFP receives its cumulative preferred earnings, or base earnings, the principals and/or entity the principals own will earn management fees equal to earnings above base earnings up to target earnings. An additional management fee is paid in respect of earnings in excess of target earnings based on the ratio of base earnings to target earnings. For example, if base earnings equal 40% of target earnings, NFP receives 40% of earnings in excess of target earnings and the principals and/or the entities they own receives 60%. As of March 31, 2011 the ratio of base earnings to target earnings by segment was 60.6% for the CCG and 46.3% for the ICG. Since the ASG is primarily comprised of NFPSI, NFP’s broker-dealer and corporate registered investment advisor, no management fees are paid and no earnings are shared with principals. Management fees also include an accrual for certain performance-based incentive amounts payable under NFP’s ongoing incentive plan, the PIP, and the revised Long-Term Incentive Plan. For a more detailed discussion of NFP’s incentive plans, see “Note 11—Commitments and Contingencies—Incentive Plans” to the Consolidated Financial Statements (Unaudited) contained in this report.

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

Principals likely to receive an incentive payment under the ongoing incentive plan, were given the option to continue to participate in the ongoing incentive plan until the end of their current ongoing incentive plan period. As of March 31, 2011, one NFP-owned businesses elected to continue to participate in the ongoing incentive plan. For principals that did not so elect and all other principals, the ongoing incentive plan terminated on September 30, 2009. Executive officers do not participate in the ongoing incentive or PIP plan, both of which were funded with the Company’s cash flow.

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

The table below summarizes the results of operations of NFP’s reportable segments for the periods presented and also uses the following non-GAAP financial measures: (i) income before management fees, (ii) adjusted income before management fees (iii) management fees as a percentage of adjusted income before management fees and (iv) management fees (excluding accelerated vesting of certain restricted stock units (“RSUs”)).

The Company defines income before management fees as income from operations excluding management fees, amortization, depreciation, impairment of intangible assets and the gain or loss on the sale of businesses. Income before management fees is a metric management utilizes in its evaluation of the profitability of an NFP-owned business, before principals receive participation in the earnings.

The Company defines adjusted income before management fees as income before management fees excluding corporate income, which is the allocation of corporate revenue and expenses to businesses where management fees are earned by principals/an entity owned by the principals. The CCG and ICG’s corporate income includes revenue and expense allocations from the Company’s corporate shared services. As previously discussed, since the ASG is primarily comprised of NFPSI, an entity for which no management fees are paid and no earnings are shared with principals, all revenue and expenses from the ASG are considered a component of corporate income. The Company does not use these non-GAAP financial measures to evaluate entities for which no management fees are paid, such as NFPSI. Whether or not a principal participates in the earnings of a business is dependent on the specific characteristics and performance of that business.

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

The Company uses management fees (excluding accelerated vesting of certain RSUs) to show management fees without the one-time impact of the accelerated vesting of certain RSUs on September 17, 2010. Management fees (excluding accelerated vesting of certain RSUs) as a percentage of adjusted income before management fees is a non-GAAP financial measure useful to investors because it shows the portion of earnings that would have been paid out to principals but for the disproportionate impact of the one-time accelerated vesting of certain RSUs.

	Corporate Client Group Three Months Ended March 31,		Individual Client Group Three Months Ended March 31,		Advisor Services Group Three Months Ended March 31,		Total Three Months Ended March 31,
	2011	2010	2011	2010	2011	2010	2011	2010
Income (loss) from operations	$11,216	$11,949	$(685)	$1,926	$2,463	$1,711	$12,994	$15,586
Management fees	14,513	15,126	10,106	8,524	—	—	24,619	23,650
Amortization of intangibles	5,151	5,348	2,811	2,990	—	—	7,962	8,338
Depreciation	1,624	1,559	1,155	1,125	298	322	3,077	3,006
Impairment of goodwill and intangible assets	—	1,931	—	970	—	—	—	2,901
Gain on sale of businesses, net	—	(1,321)	—	(910)	—	—	—	(2,231)

Income before management fees	$32,504	$34,592	$13,387	$14,625	$2,761	$2,033	$48,652	$51,250
Corporate income	7,125	6,541	5,594	4,374	(2,761)	(2,033)	9,958	8,882

Adjusted income before management fees	$39,629	$41,133	$18,981	$18,999	$—	$—	$58,610	$60,132

Management fees	14,513	15,126	10,106	8,524	—	—	24,619	23,650
Management fees as a percentage of adjusted income before management fees	36.6%	36.8%	53.2%	44.9%	N/M	N/M	42.0%	39.3%

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

Management uses these non-GAAP financial measures, in conjunction with GAAP measures, to evaluate the performance of the CCG and ICG. This cannot be effectively illustrated using the corresponding GAAP measures as management fees, the impact of the accelerated vesting of certain RSUs and corporate income would be included in these GAAP measures and do not show the standalone profitability of the acquired businesses. On a reportable segment and individual subsidiary basis, the Company uses these measures to help the Company determine where to allocate corporate and other resources to assist principals to develop additional sources of revenue and improve their earnings performance. The Company may assist these businesses in expense reductions, cross selling, providing new products or services, technology improvements, providing capital for sub-acquisitions or coordinating internal mergers. On a macro level, the Company uses these measurements to help it evaluate broad performance of products and services which, in turn, helps shape the Company’s acquisition policy. In the last several years of acquisitions through 2008 (no material acquisitions were completed in the last 2 years), the Company has emphasized acquiring businesses with a higher level of recurring revenue, such as benefits businesses in the CCG, and those which expand the Company’s platform capabilities. The Company also may use these measures to help it assess the level of economic ownership to retain in new acquisitions or existing businesses. Finally, the Company uses these measures to monitor the effectiveness of its incentive plans.

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

Impairment of goodwill and intangible assets. The Company evaluates its amortizing (long-lived assets) and non-amortizing intangible assets for impairment in accordance with GAAP. See “Note 2—Summary of Significant Accounting Policies” and “Note 5—Goodwill and Other Intangible Assets” to the Consolidated Financial Statements (Unaudited) contained in this report.

(Gain) loss on sale of businesses. From time to time, NFP has disposed of businesses or certain assets of businesses. In these dispositions, NFP may realize a gain or loss on such sale.

Incentive Plans

NFP views incentive plans as an essential component in compensating principals and as a way to activate growth across the Company. For a more detailed discussion of NFP’s incentive plans, see “Note 11—Commitments and Contingencies—Incentive Plans” to the Consolidated Financial Statements (Unaudited) contained in this report.

Corporate Client Group

The CCG accounted for 41.0% of NFP’s revenue for the three months ended March 31, 2011. The financial information below relates to the CCG for the periods presented (in millions):

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
Revenue:
Commissions and fees	$95.5	$95.2	$0.3	0.3%

Operating expenses:
Commissions and fees	11.0	8.0	3.0	37.5%
Compensation expense	33.9	33.1	0.8	2.4%
Non-compensation expense	18.1	19.6	(1.5)	-7.7%
Management fees	14.5	15.1	(0.6)	-4.0%
Amortization of intangibles	5.2	5.3	(0.1)	-1.9%
Depreciation	1.6	1.6	—	0.0%
Impairment of goodwill and intangible assets	—	1.9	(1.9)	N/M
Gain on sale of businesses, net	—	(1.3)	1.3	N/M

Total operating expenses	84.3	83.3	1.0	1.2%

Income from operations	$11.2	$11.9	$(0.7)	-5.9%

Commission expense ratio	11.5%	8.4%
Compensation expense ratio	35.5%	34.8%
Non-compensation expense ratio	19.0%	20.6%
Management fees as a percentage of revenue	15.2%	15.9%

N/M    indicates the metric is not meaningful

Summary

Income from operations. Income from operations decreased $0.7 million in the three months ended March 31, 2011, as compared to the three months ended March 31, 2010. Income from operations decreased due to an increase in commissions and fees expense as well as an increase in compensation expense. These increases were partially offset by decreases in non-compensation expense, management fees, impairments, and gains on sale of businesses.

Revenue

Commissions and fees. Commissions and fees revenue remained relatively stable at $95.5 million for the three months ended March 31, 2011, compared with $95.2 million for the three months ended March 31, 2010. Disposed firms contributed a decline of $2.8 million in revenue. Excluding the impact of dispositions, existing firms within the CCG saw an increase in revenue, driven by new clients and product sales.

Operating expenses

Commissions and fees. Commissions and fees expense increased $3.0 million, in the three months ended March 31, 2011 compared with the same period last year. Disposed firms contributed to a decline of $0.7 million in commissions and fees. The overall increase in commissions and fees expense was largely attributable to the growth in one business that is being serviced through an independent contractor whose expense runs through commissions rather than compensation. In addition, the sub-acquisition of a third-party producers’ book of business resulted in the recognition of $0.2 million to expense in the quarter.

Compensation expense. Compensation expense increased $0.8 million, or 2.4%, in the three months ended March 31, 2011 compared with the same period last year. Excluding dispositions of $1.5 million, compensation expense increased by $2.3 million, due to sub-acquisition activity, headcount increases and increases in salaries and wages.

Non-compensation expense. Non-compensation expense decreased $1.5 million, or 7.7%, in the three months ended March 31, 2011 compared with the same period last year. During the first quarter of 2010, one of the CCG’s executive benefits business recognized a one-time $1.9 million loss associated with the sublet of office space. In addition, disposed firms contributed to a decline of $0.8 million in non-compensation expense which was offset by net increases in expenses.

Management fees. Management fees decreased $0.6 million, or 4.0%, in the three months ended March 31, 2011 compared with the same period last year. Adjusted income before management fees was $39.6 million for the first quarter of 2011, a decrease of $1.5 million, or 3.7%, from adjusted income before management fees of $41.1 million in the first quarter of 2010. Management fees as a percentage of adjusted income before management fees remained relatively stable at 36.6% for the three months ended March 31, 2011 from 36.8% for the three months ended March 31, 2010. Management fees decreased due to (1) a decrease in stock-based compensation related to the EIP and the elimination of the BIP, which were both in place during the three months ended March 31, 2010 but terminated before the three months ended March 31, 2011 and (2) an increase in current PIP incentive targets compared to prior PIP incentive targets. These drivers were partially offset by the change in the accrual methodology for the PIP, which is now reflective of the seasonal earnings pattern by quarter for the past two years (see “Note 11—Commitments and Contingencies—Incentive Plans” to the Consolidated Financial Statements (Unaudited) contained in this report).

Gain on sale of businesses. During the first quarter of 2010, the CCG recognized a net gain from the disposition of two subsidiaries totaling $1.3 million. During the first quarter of 2011, there were no such dispositions.

Individual Client Group

The ICG accounted for 33.3% of NFP’s revenue for the three months ended March 31, 2011. The financial information below relates to the ICG for the periods presented (in millions):

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
Revenue:
Commissions and fees	$77.8	$78.7	$(0.9)	-1.1%

Operating expenses:
Commissions and fees	18.4	18.4	—	0.0%
Compensation expense	29.0	28.2	0.8	2.8%
Non-compensation expense	17.0	17.5	(0.5)	-2.9%
Management fees	10.1	8.5	1.6	18.8%
Amortization of intangibles	2.8	3.0	(0.2)	-6.7%
Depreciation	1.2	1.1	0.1	9.1%
Impairment of goodwill and intangible assets	—	1.0	(1.0)	N/M
Gain on sale of businesses, net	—	(0.9)	0.9	N/M

Total operating expenses	78.5	76.8	1.7	2.2%

(Loss) Income from operations	$(0.7)	$1.9	$(2.6)	-136.8%

Commission expense ratio	23.7%	23.4%
Compensation expense ratio	37.3%	35.8%
Non-compensation expense ratio	21.9%	22.2%
Management fees as a percentage of revenue	13.0%	10.8%

N/M    indicates the metric is not meaningful

Summary

(Loss) Income from operations. (Loss) Income from operations decreased $2.6 million from income of $1.9 million in the three months ended March 31, 2010, as compared to a loss of $(0.7) million for the three months ended March 31, 2011. Income from operations decreased primarily due to increases in management fees due to the change in the PIP accrual. In addition, decreases in revenue and gains on sale of businesses, and increases in compensation expense, were partially offset by a decrease in non-compensation expense and impairments.

Revenue

Commissions and fees. Commissions and fees decreased $0.9 million, in the three months ended March 31, 2011 compared with the same period last year. Disposed firms contributed a decline of $1.4 million in revenue.

Operating expenses

Compensation expense. Compensation expense increased $0.8 million, or 2.8%, in the three months ended March 31, 2011 compared with the same period last year. Excluding dispositions of $0.5 million, compensation expense increased by $1.3 million due to increases in salaries and wages.

Non-compensation expense. Non-compensation expense decreased $0.5 million, or 2.9%, in the three months ended March 31, 2011 compared with the same period last year. Disposed firms contributed a decline of $0.5 million in non-compensation expense.

Management fees. Management fees increased $1.6 million, or 18.8%, in the three months ended March 31, 2011 compared with the same period last year. Adjusted income before management fees was $19.0 million for the first quarter of 2011 and in the first quarter of 2010. Management fees as a percentage of adjusted income before management fees increased to 53.2% for the three months ended March 31, 2011 from 44.9% for the three months ended March 31, 2010. Management fees increased due to the change in the accrual methodology for the PIP, which is now reflective of the seasonal earnings pattern by quarter for the past two years (see “Note 11—Commitments and Contingencies—Incentive Plans” to the Consolidated Financial Statements (Unaudited) contained in this report). This driver was partially offset by (1) a decrease in stock-based compensation related to the EIP and the elimination of the BIP, which were both in place during the three months ended March 31, 2010 but terminated before the three months ended March 31, 2011 and (2) an increase in current PIP incentive targets compared to prior PIP incentive targets.

Gain on sale of businesses. During the first quarter of 2010, the ICG recognized a net gain from the disposition of four subsidiaries totaling $0.9 million. During the first quarter of 2011, there were no such dispositions.

Advisor Services Group

The ASG accounted for 25.7% of NFP’s revenue for the three months ended March 31, 2011. The financial information below relates to the ASG for the periods presented (in millions):

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
Revenue:
Commissions and fees	$60.0	$51.4	$8.6	16.7%

Operating expenses:
Commissions and fees	49.7	42.1	7.6	18.1%
Compensation expense	4.0	3.9	0.1	2.6%
Non-compensation expense	3.5	3.4	0.1	2.9%
Management fees	—	—	—	N/M
Amortization of intangibles	—	—	—	N/M
Depreciation	0.3	0.3	—	0.0%
Impairment of goodwill and intangible assets	—	—	—	N/M
Gain on sale of businesses, net	—	—	—	N/M

Total operating expenses	57.5	49.7	7.8	15.7%

Income from operations	$2.5	$1.7	$0.8	47.1%

Commission expense ratio	82.8%	81.9%
Compensation expense ratio	6.7%	7.6%
Non-compensation expense ratio	5.8%	6.6%
Management fees as a percentage of revenue	N/M	N/M

NM    indicates the metric is not meaningful

Summary

Income from operations. Income from operations increased $0.8 million in the three months ended March 31, 2011, as compared to the three months ended March 31, 2010. Income from operations increased due to an increase in revenue which was partially offset by a commensurate increase in commissions and fees.

Revenue

Commissions and fees. Commissions and fees increased $8.6 million, or 16.7% in the three months ended March 31, 2011, as compared to the same period last year. Results in the ASG were driven by general improvements in the financial markets and, in particular, by increased sales of certain variable annuity products. Assets under management for the ASG increased 16.3%, to $9.9 billion for the quarter ended March 31, 2011 compared to $8.5 billion for the quarter ended March 31, 2010.

Operating expenses

Commissions and fees. Commissions and fees expense increased $7.6 million, or 18.1%, in the three months ended March 31, 2011 compared with the same period last year. The increase in commission payouts at the ASG was commensurate with the increase in revenue.

Corporate Items

The financial information below relates to items not allocated to any of NFP’s three reportable segments for the periods presented (in millions):

	Three Months Ended March 31,
	2011	2010	$ Change	% Change
Consolidated income from operations	$13.0	$15.6	$(2.6)	-16.7%

Interest income	0.9	0.9	—	0.0%
Interest expense	(3.8)	(4.6)	0.8	-17.4%
Other, net	3.2	0.7	2.5	357.1%

Non-operating income and expenses, net	0.3	(3.0)	3.3	-110.0%

Income before income taxes	13.4	12.6	0.8	6.3%
Income tax expense	6.5	5.6	0.9	16.1%

Net income	$6.9	$7.0	$(0.1)	-1.4%

N/M    indicates the metric is not meaningful

Interest expense. Interest expense decreased $0.8 million, or 17.4%, in the three months ended March 31, 2011 compared with the same period last year. The decrease was primarily due to the reduction in interest expense accretion from $2.9 million during the three months ended March 31, 2010 to $1.0 million for the three months ended March 31, 2011, offset by an increase of $1.1 million relating to the higher coupon rate on NFP’s 4.0% convertible senior notes due June 15, 2017 (the “2010 Notes”) and an increase in the average borrowings relating to NFP’s $225.0 million credit agreement, among NFP, the lenders party thereto and Bank of America, N.A., as administrative agent (the “2010 Credit Facility”).

Other, net. Other, net income increased $2.5 million, in the three months ended March 31, 2011 compared with the same period last year. The increase was mainly comprised of $0.5 million of rental income for the sublet of the Company’s former headquarters and $1.0 million relating to the satisfaction of amounts due from a principal. In addition, $0.5 million of the increase is attributable to a reduction in asset appreciation in the Company’s deferred compensation plan.

Income tax expense. Income tax expense was $6.5 million in the three months ended March 31, 2011 compared with income tax expense of $5.6 million in the same period during the prior year. The effective tax rate for the first quarter of 2011 was 48.6%. This compares with an effective tax rate of 44.3% for the first quarter of 2010. The interim tax rate for the first quarter of 2011 was higher than the first quarter of 2010 due to changes in interest and penalties, unrecognized tax benefits and return to provision amounts that are treated discretely in the quarter. The estimated effective tax rate may be affected by future impairments, restructurings, state tax changes and factors which may be recognized as discrete items in the quarters in which they arise and, as a result, may impact income tax expense both in terms of absolute dollars and as a percentage of income before income taxes.

Liquidity and Capital Resources

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash. NFP derives liquidity primarily from cash generated by the Company’s businesses and from financing activities. For a detailed discussion of the recapitalization transactions NFP undertook in 2010, see “Note 7—Borrowings” to the Consolidated Financial Statements (Unaudited) contained in this report.

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

Historically, this cash flow pattern has led to additional borrowings in the first quarter. However, additional borrowings did not occur during the 3 month ended March 31, 2011 and 2010, because cash flow was sufficient to fund management fees to principals of firms that performed in excess of target earnings and the Company did not make any material acquisitions during this period. This pattern could change to the extent acquisitions or sub-acquisitions increase, or as capital is deployed for other uses.

A summary of the changes in cash flow data is provided as follows:

	Three Months Ended March 31,
(in thousands)	2011	2010
Net cash flows (used in):
Operating activities	$(5,939)	$4,903
Investing activities	(6,079)	(4,706)
Financing activities	(4,101)	(5,230)

Net decrease in cash and cash equivalents	(16,119)	(5,033)
Cash and cash equivalents - beginning of period	128,830	55,994

Cash and cash equivalents - end of period	$112,711	$50,961

NFP periodically assesses the impact of market developments, including reviewing access to liquidity in the capital and credit markets. Given NFP’s recent recapitalization transactions, the Company anticipates that short/medium-term liquidity and capital needs have currently been addressed, although such needs may change in the future. Further, the Company’s ability to access capital is subject to the restrictions in the 2010 Credit Facility. To the extent that financing needs change due to changing business needs, or to the extent the general economic environment changes, an evaluation of access to the credit markets and capital will be performed. Continuing uncertain conditions in these markets may adversely affect the Company. See “Note 7—Borrowings” and “Note 14—Subsequent Events—First Amendment to 2010 Credit Agreement” to the Consolidated Financial Statements (Unaudited) contained in this report for a discussion of the 2010 Credit Facility.

Cash and cash equivalents at March 31, 2011 decreased $16.1 million from $128.8 million at December 31, 2010 to $112.7 million at March 31, 2011. Significant sources of cash flow in the first quarter of 2011 came from cash received from existing receivables at year end totaling approximately $28.6 million. Significant uses of cash at March 31, 2011 were for earned management fees to principals and/or certain entities they own of $26.3 million, and payments associated with normal operations.

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

Subsequent to the three months ended March 31, 2011, NFP’s Board of Directors authorized the repurchase of up to $50.0 million of NFP’s common stock on the open market, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors, including capital availability, acquisition pipeline, share price and market conditions.

Operating Activities

During the three months ended March 31, 2011, cash used in operating activities was approximately $5.9 million compared with cash provided by operating activities of $4.9 million for the three months ended March 31, 2010. The decline in operating cash flow in the three months ended March 31, 2011 as compared with the prior year corresponding period decrease was largely due to a decline in net income adjusted for non-cash items and a decrease in accounts payable related to commission payments on a particularly large transaction that closed and was accrued for in the prior quarter.

Some of the Company’s businesses maintain premium trust accounts, which represent payments collected from policyholders on behalf of carriers. Funds held in these accounts are invested in cash, cash equivalents and securities purchased under resale agreements overnight. At March 31, 2011, the Company had cash, cash equivalents and securities purchased under resale agreements in premium trust accounts listed as fiduciary funds related to premium trust accounts on its balance sheet of $76.3 million, a decrease of $6.3 million from the balance of $82.6 million from December 31, 2010. Changes in these accounts are the result of timing of payments collected from insureds on behalf of insurance carriers.

Investing Activities

During the three months ended March 31, 2011, cash used in investing activities was $6.1 million, which was primarily due to $2.1 million paid for purchases of property and equipment and approximately $4.0 million paid as payments for businesses, net of cash acquired. During the three months ended March 31, 2010, cash used in investing activities was $4.7 million, which came principally from $5.0 million in proceeds received from the disposal of businesses, offset by $2.9 million paid for purchases of property and equipment and approximately $6.8 million paid as payments for contingent consideration.

Financing Activities

During the three months ended March 31, 2011, cash used in financing activities was approximately $4.1 million and $5.2 million for the three months ended March 31, 2010, primarily relating to the repayment of debt.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements, as defined by the SEC, include certain contractual arrangements pursuant to which a company has an obligation, such as certain contingent obligations, certain guarantee contracts, retained or contingent interest in assets transferred to an unconsolidated entity, certain derivative instruments classified as equity or material variable interests in unconsolidated entities that provide financing, liquidity, market risk or credit risk support. Disclosure is required for any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on the Company’s financial condition, results of operations, liquidity or capital resources. The Company does not generally enter into off-balance sheet arrangements, as defined, other than those described in “Note 11—Commitments and Contingencies” and “Note 13—Variable Interest Entities” to the Consolidated Financial Statements (Unaudited) contained in this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Based on the weighted average borrowings under NFP’s 2010 Credit Facility and prior credit agreement among NFP, the lenders party thereto and Bank of America, N.A., as administrative agent, dated as of August 22, 2006 and terminated on July 8, 2010, during the three months ended March 31, 2011 and 2010, respectively, a 1% change in short-term interest rates would have affected the Company’s pre-tax income by approximately $1.2 million in 2011 and $0.4 million in 2010.

The Company is further exposed to short-term interest rate risk because it holds cash, cash equivalents and securities purchased under resale agreements. These funds are denoted in fiduciary funds—restricted related to premium trust accounts. These funds cannot be used for general corporate purposes, and should not be considered a source of liquidity for the Company. Based on the weighted average amount of cash, cash equivalents and securities held in fiduciary funds—restricted related to premium trust accounts, a 1% change in short-term interest rates would have affected the Company’s pre-tax income by approximately $1.9 million in 2011 and $1.2 million in 2010.

The Company is exposed to credit risk from over-advanced management fees paid to principals and promissory notes related thereto. The Company records a reserve for its promissory notes and over-advanced management fees based on historical experience and expected trends. The Company also performs ongoing evaluations of the creditworthiness of its principals based on the firms’ business activities. If the financial condition of the Company’s principals were to deteriorate, resulting in an inability to make payment, additional allowances may be required. See “Note 6—Notes receivable, net” to the Consolidated Financial Statements (Unaudited) contained in this report.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, NFP’s management carried out an evaluation, under the supervision and with the participation of NFP’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of NFP’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO and CFO have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. There have been no changes in internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

See “Note 11—Commitments and Contingencies—Legal matters” to the Consolidated Financial Statements (Unaudited) contained in this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities

Since January 1, 2011 and through March 31, 2011, NFP has not issued any unregistered securities related to acquisition of firms, contingent consideration and other.

Since April 1, 2011 and through May 3, 2011, NFP did not issue any common stock relating to contingent consideration.

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

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2011 – January 31, 2011	—		$—	—	$—
February 1, 2011 – February 28, 2011	—		—	—	—
March 1, 2011 – March 31, 2011	19,805	(a)	14.30	—	—

Total	19,805		$14.30	—	$—

(a)	15,745 shares were reacquired relating to the satisfaction of one promissory note. 4,060 shares were reacquired relating to the satisfaction of amounts due from a principal. There was no gain or loss associated with these transactions.

EXHIBIT INDEX

Item 6. Exhibits

Exhibit No.	Description

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Financial Partners Corp.

Signature	Title	Date
/S/ JESSICA M. BIBLIOWICZ Jessica M. Bibliowicz	Chairman, President and Chief Executive Officer	May 3, 2011

/S/ DONNA J. BLANK Donna J. Blank	Executive Vice President and Chief Financial Officer	May 3, 2011

EXHIBIT INDEX

Exhibit No.	Description

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*   Filed herewith