Form 10-Q
period 2011-06-30
NATIONAL FINANCIAL PARTNERS CORP
filed 2011-08-02
CIK 1183186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

The number of outstanding shares of the registrant’s Common Stock, $0.10 par value, as of July 31, 2011 was 42,796,033.

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

These forward-looking statements are based on management’s current views with respect to future results. Forward-looking statements are based on beliefs and assumptions made by management using currently-available information, such as market and industry materials, experts’ reports and opinions, and current financial trends. These statements are only predictions and are not guarantees of future performance. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by a forward-looking statement. These risks and uncertainties include, without limitation: (1) NFP’s ability, through its operating structure, to respond quickly to operational, financial or regulatory situations impacting its businesses; (2) the ability of the Company’s businesses to perform successfully following acquisition, including through the diversification of product and service offerings, and NFP’s ability to manage its business effectively and profitably through its principals and the Company’s reportable segments; (3) the ability of the Company to execute on its strategy of increasing recurring revenue; (4) any losses that NFP may take with respect to dispositions, restructures or otherwise; (5) an economic environment that results in fewer sales of financial products or services; (6) the impact of the adoption or change in interpretation of certain accounting treatments or policies and changes in underlying assumptions relating to such treatments or policies, which may lead to adverse financial statement results; (7) NFP’s success in acquiring and retaining high-quality independent financial services businesses; (8) the effectiveness or financial impact of NFP’s incentive plans; (9) changes that adversely affect NFP’s ability to manage its indebtedness or capital structure, including changes in interest rates or credit market conditions; (10) adverse developments in the Company’s markets, such as those related to compensation agreements with insurance companies or activities within the life settlements industry, which could result in decreased sales of financial products or services; (11) NFP’s ability to operate effectively within the restrictive covenants of its credit facility; (12) adverse results or other consequences from litigation, arbitration, settlements, regulatory investigations or compliance initiatives, including those related to business practices, compensation agreements with insurance companies, policy rescissions or chargebacks, or activities within the life settlements industry; (13) the impact of capital markets behavior, such as fluctuations in the price of NFP’s common stock, the dilutive impact of capital raising efforts or the impact of refinancing transactions; (14) the impact of legislation or regulations on NFP’s businesses, such as the possible adoption of exclusive federal regulation over interstate insurers, the uncertain impact of legislation regulating the financial services industry, such as the recent Dodd-Frank Wall Street Reform and Consumer Protection Act, the impact of newly-adopted healthcare legislation and resulting changes in business practices, or changes in regulations affecting the value or use of benefits programs, any of which may adversely affect the demand for or profitability of the Company’s services; (15) developments in the availability, pricing, design, tax treatment or underwriting of insurance products, revisions in mortality tables by life expectancy underwriters or changes in the Company’s relationships with insurance companies; (16) changes in premiums and commission rates or the rates of other fees paid to the Company’s businesses; (17) the reduction of the Company’s revenue and earnings due to the elimination or modification of compensation arrangements, including contingent compensation arrangements and the adoption of internal initiatives to enhance compensation transparency, including the transparency of fees paid for life settlements transactions; (18) the occurrence of adverse economic conditions or an adverse regulatory climate in New York, Florida or California; (19) the loss of services of key members of senior management; (20) the Company’s ability to compete against competitors with greater resources, such as those with greater name recognition; and (21) the Company’s ability to effect smooth succession planning.

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

Part I – Financial Information

Item 1. Financial Statements (Unaudited)

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(in thousands, except per share amounts)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$138,621	$128,830
Fiduciary funds - restricted related to premium trust accounts	72,486	82,647
Commissions, fees, and premiums receivable, net	90,084	120,572
Due from principals and/or certain entities they own	7,910	7,981
Notes receivable, net	5,006	6,128
Deferred tax assets	13,865	13,865
Other current assets	29,438	17,442

Total current assets	357,410	377,465

Property and equipment, net	35,866	37,359
Deferred tax assets	5,184	5,836
Intangibles, net	324,463	337,833
Goodwill, net	62,589	60,894
Notes receivable, net	29,096	30,724
Other non-current assets	43,130	42,952

Total assets	$857,738	$893,063

LIABILITIES
Current liabilities:
Premiums payable to insurance carriers	$74,188	$83,091
Current portion of long term debt	12,500	12,500
Due to principals and/or certain entities they own	18,005	37,406
Accounts payable	21,108	36,213
Accrued liabilities	55,609	55,673

Total current liabilities	181,410	224,883

Long term debt	100,000	106,250
Deferred tax liabilities	1,552	1,552
Convertible senior notes	89,679	87,581
Other non-current liabilities	67,361	64,585

Total liabilities	440,002	484,851

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value: Authorized 200,000 shares; none issued	—	—
Common stock, $0.10 par value: Authorized 180,000 shares; 46,532 and 45,963 issued and 43,357 and 43,502 outstanding, respectively	4,653	4,596
Additional paid-in capital	904,400	902,153
Accumulated deficit	(410,048)	(425,063)
Treasury stock, 3,175 and 2,461 shares, respectively, at cost	(80,787)	(73,458)
Accumulated other comprehensive loss	(482)	(16)

Total stockholders’ equity	417,736	408,212

Total liabilities and stockholders’ equity	$857,738	$893,063

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue:
Commissions and fees	$239,435	$234,890	$472,699	$460,163

Operating expenses:
Commissions and fees	76,888	73,421	155,985	141,727
Compensation expense	63,629	63,722	130,518	128,990
Non-compensation expense	36,955	38,914	75,580	79,363
Management fees	31,889	32,534	56,508	56,184
Amortization of intangibles	7,897	8,206	15,859	16,544
Depreciation	3,037	3,005	6,114	6,011
Impairment of goodwill and intangible assets	920	—	920	2,901
Loss (gain) on sale of businesses, net	13	(7,690)	13	(9,921)

Total operating expenses	221,228	212,112	441,497	421,799

Income from operations	18,207	22,778	31,202	38,364

Non-operating income and expenses
Interest income	926	888	1,900	1,776
Interest expense	(3,974)	(4,880)	(7,745)	(9,459)
Other, net	1,328	2,013	4,516	2,671

Non-operating income and expenses, net	(1,720)	(1,979)	(1,329)	(5,012)

Income before income taxes	16,487	20,799	29,873	33,352
Income tax expense	6,997	8,730	13,505	14,293

Net Income	$9,490	$12,069	$16,368	$19,059

Earnings per share:
Basic	$0.22	$0.28	$0.37	$0.45

Diluted	$0.21	$0.27	$0.36	$0.43

Weighted average shares outstanding
Basic	43,925	42,611	43,842	42,157

Diluted	45,281	44,353	45,284	43,819

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - in thousands)

	Six Months Ended
	June 30,
	2011	2010
Cash flow from operating activities:
Net income	$16,368	$19,059
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred taxes	—	5,356
Stock-based compensation	2,761	5,678
Impairment of goodwill and intangible assets	920	2,901
Amortization of intangibles	15,859	16,544
Depreciation	6,114	6,011
Accretion of senior convertible notes discount	2,098	6,035
Loss (Gain) on sale of businesses, net	13	(9,921)
Loss on sublease	—	1,766
Bad debt expense	478	839
Other, net	(943)	(948)
(Increase) decrease in operating assets:
Fiduciary funds-restricted related to premium trust accounts	10,161	(10,186)
Commissions, fees and premiums receivable, net	30,435	30,900
Due from principals and/or certain entities they own	71	(1,442)
Notes receivable, net – current	1,122	2,272
Other current assets	(11,996)	(5,659)
Notes receivable, net – non-current	903	(6,596)
Other non-current assets	(178)	59
Increase (decrease) in operating liabilities:
Premiums payable to insurance carriers	(8,903)	11,206
Income taxes payable	15	(6,325)
Due to principals and/or certain entities they own	(19,459)	(17,410)
Accounts payable	(15,105)	(4,562)
Accrued liabilities	270	(6,224)
Other non-current liabilities	2,927	2,803

Total adjustments	17,563	23,097

Net cash provided by operating activities	33,931	42,156

Cash flow from investing activities:
Proceeds from disposal of businesses	38	5,507
Purchases of property and equipment, net	(4,621)	(5,267)
Payments for acquired firms, net of cash	(4,062)	1,223
Payments for contingent consideration	—	(10,704)

Net cash used in investing activities	(8,645)	(9,241)

Cash flow from financing activities:
Repayments of short term debt	—	(40,000)
Repayment of long term debt	(6,250)	—
Proceeds from issuance of senior convertible notes	—	125,000
Senior convertible notes issuance costs	—	(4,113)
Purchase of call options	—	(33,913)
Sale of warrants	—	21,025
Proceeds from stock-based awards, including tax benefit	2,516	2,834
Shares cancelled to pay withholding taxes	(2,958)	(1,906)
Repurchase of common stock	(8,803)	—
Dividends paid	—	(67)

Net cash (used in) provided by financing activities	(15,495)	68,860

Net increase in cash and cash equivalents	9,791	101,775
Cash and cash equivalents, beginning of the period	128,830	55,994

Cash and cash equivalents, end of the period	$138,621	$157,769

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$11,350	$20,703

Cash paid for interest	$4,455	$1,701

Non-cash transactions:
See Note 10

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

Note 1—Nature of Operations

National Financial Partners Corp. (“NFP”), a Delaware corporation, was formed on August 27, 1998, but did not commence operations until January 1, 1999. NFP and its benefits, insurance and wealth management businesses (together with NFP, the “Company”), provide a full range of advisory and brokerage services to the Company’s clients. NFP serves corporate and high net worth individual clients throughout the United States and in Canada, with a focus on the middle market and entrepreneurs. As of June 30, 2011, the Company operated over 140 businesses.

The Company has grown organically and through acquisitions, operating in the independent distribution channel. This distribution channel offers independent advisors the flexibility to sell products and services from multiple non-affiliated providers to deliver objective and comprehensive solutions. The number of products and services available to independent advisors is large and can lead to a fragmented marketplace. NFP facilitates the efficient sale of products and services in this marketplace by using its scale and market position to contract with leading product providers. These relationships foster access to a broad array of insurance and financial products and services as well as better underwriting support and operational services.

Note 2—Summary of Significant Accounting Policies

Basis of presentation

The unaudited interim consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, which are of normal and recurring nature, necessary for a fair presentation of financial position, results of operations and cash flows of the Company for the interim periods presented and are not necessarily indicative of a full year’s results.

The consolidated financial statements include the accounts of NFP and its majority-owned subsidiaries, its controlled subsidiaries and variable interest entities (“VIEs”) for which NFP is considered to be the primary beneficiary. All material intercompany balances and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2010, included in NFP’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 10, 2011 (the “2010 10-K”).

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

Recently adopted accounting guidance

In July 2010, the Financial Accounting Standards Board (“FASB”) issued amended guidance for disclosures about the credit quality of financing receivables and the allowance for credit losses. This update amends existing guidance by requiring more robust and disaggregated disclosures by an entity about the credit quality of its financing receivables and its allowance for credit losses. These disclosures provide financial statement users with additional information about the nature of credit risks inherent in the Company’s financing receivables, how the Company analyzes and assesses credit risk in determining its allowance for credit losses, and the reasons for any changes the Company may make in its allowance for credit losses. This update was generally effective for interim and annual reporting periods ending on or after December 15, 2010; however, certain aspects of the update pertaining to activity that occurs during a reporting period became effective for interim and annual reporting periods beginning on or after December 15, 2010. The disclosures required by this guidance, are included in “Note 6—Notes Receivable, net.” Adoption of the guidance resulted in increased financial statement footnote disclosures only. It did not impact the Company’s consolidated statements of financial condition, income, cash flows, or changes in stockholders’ equity and comprehensive income.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

In April 2011, the FASB issued new guidance for disclosures relating to troubled debt restructurings. This update also provides clarifying guidance on a creditor’s evaluation of the following: (1) how a restructuring constitutes a concession; and (2) if the debtor is experiencing financial difficulties. The amendments in this update are effective for the quarter ended June 30, 2011, and are applied retrospectively to the beginning of the annual period of adoption. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued new guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this new guidance in the first quarter of 2012 is not expected to have a significant impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive, statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The Company does not expect the guidance to impact its consolidated financial statements, as it only requires a change in the format of presentation.

Business Segments

NFP has three reportable segments: the Corporate Client Group (the “CCG”), the Individual Client Group (the “ICG”) and the Advisor Services Group (the “ASG”). The CCG is one of the leading corporate benefits advisors in the middle market, offering independent solutions for health and welfare, retirement planning, executive benefits, and property and casualty insurance. The ICG is a leader in the delivery of independent life insurance, annuities, long term care and wealth transfer solutions for high net worth individuals, and includes wholesale life brokerage, retail life and wealth management services. The ASG, including NFP Securities, Inc. (“NFPSI”), a leading independent broker-dealer and corporate registered investment advisor, serves independent financial advisors whose clients are high net worth individuals and companies by offering broker-dealer and asset management products and services. See “Note 12—Business Segments” for further detail.

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

June 30, 2011

(Unaudited)

Consolidation of Variable Interest Entities

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries and its controlled subsidiaries. The Company consolidates all investments in affiliates in which the Company’s ownership exceeds 50 percent or where the Company has control. In addition, the Company consolidates any VIE for which the Company is considered the primary beneficiary. The primary beneficiary is the party that has a controlling financial interest in an entity. In order for a party to have a controlling financial interest in an entity it must have (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance (the “power criterion”) and (2) the obligation to absorb losses of an entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE (the “losses/benefits criterion”).

NFP performed a qualitative and quantitative assessment as to whether its wholly-owned subsidiaries (“Operating Companies”) are considered VIEs, and whether or not NFP is considered the primary beneficiary. In applying these assessments NFP identified its Operating Companies as VIEs and concluded that NFP is the primary beneficiary for those Operating Companies. Operating Companies that are not majority-owned or controlled by NFP are accounted for under the equity method. Additionally, the equity method of accounting is used for investments in non-controlled affiliates in which the Company’s ownership ranges from 20 to 50 percent, or in instances in which the Company is able to exercise significant influence but not control (such as representation on the investee’s board of directors).

Derivative Instruments

The Company has limited involvement with derivative financial instruments, and does not use financial instruments or derivatives for any trading or other speculative purposes. As of June 30, 2011, in connection with its credit facility, the Company had one interest rate swap agreement designated as a hedging instrument in a cash flow hedge. See “Note 8—Derivative Instruments and Hedging Activities.”

The Company recognizes derivative instruments as either assets or liabilities at fair value, and recognizes the changes in fair value of the derivative instruments based on the designation of the derivative. For derivative instruments that are designated and qualify as hedging instruments, the Company designates the hedging instrument based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge. As of June 30, 2011, the Company does not have any outstanding derivative instruments designated as a hedging instrument in fair value hedges. The effective portion of the changes in fair value of the derivative that is designated as a hedging instrument in a cash flow hedge is recorded as a component of accumulated other comprehensive loss. The ineffective portion of changes in the fair value of derivatives designated as cash flow hedges would be recorded in earnings. The Company reviews the effectiveness of its hedging instruments on a quarterly basis, and recognizes the current period hedge ineffectiveness immediately in earnings.

The designation of a derivative instrument as a hedge and its ability to meet the hedge accounting criteria determine how the change in fair value of the derivative instrument is reflected in its consolidated financial statements. A derivative qualifies for hedge accounting if, at inception, the Company expects the derivative to be highly effective in offsetting the underlying hedged cash flows or fair value and the Company fulfills the hedge documentation standards at the time the Company enters into the derivative contract. The asset or liability value of the derivative will change in tandem with its fair value. The Company records changes in fair value, for the qualifying cash flow hedge, in accumulated other comprehensive loss (“OCI”). The Company releases the derivative’s gain or loss from OCI to match the timing of the underlying hedged item’s effect on earnings.

Income taxes

The Company accounts for income taxes in accordance with standards established by GAAP which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of its assets and liabilities. Deferred tax assets and liabilities are measured using statutorily-enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts expected to be realized.

The Company accounts for uncertain tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

During the three months ended June 30, 2011, there were no material changes to the Company’s unrecognized tax benefits. During the six months ended June 30, 2011, the Company’s unrecognized tax benefits for positions taken during the current period increased by $2.2 million, and the Company’s total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, increased by $2.1 million. The Company believes that it is reasonably possible that the total amounts of unrecognized tax benefits could significantly decrease within the next twelve months due to the settlement of state income tax audits and expiration of statutes of limitation in various federal and state and local jurisdictions, in an amount ranging from $2.2 million to $3.0 million based on current estimates.

Revenue recognition

The Company earns commissions on the sale of insurance policies and fees for the development, implementation and administration of benefits programs. Commissions and fees are generally paid each year as long as the client continues to use the product and maintains its broker of record relationship with NFP’s business. In some cases, fees earned are based on the amount of assets under administration or advisement. Commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. First-year commissions are calculated as a percentage of the first twelve months’ premium on the policy and earned in the year that the policy is originated. In many cases, the Company receives renewal commissions for a period following the first year, if the policy remains in force. Asset-based fees are earned for administrative services or consulting related to certain benefits plans. Insurance commissions are recognized as revenue when the following criteria are met: (1) the policy application and other carrier delivery requirements are substantially complete, (2) the premium is paid, and (3) the insured party is contractually committed to the purchase of the insurance policy. Carrier delivery requirements may include additional supporting documentation, signed amendments and premium payments. Subsequent to the initial issuance of the insurance policy, premiums are billed directly by carriers. Commissions earned on renewal premiums are generally recognized upon receipt from the carrier, since that is typically when the Company is first notified that such commissions have been earned. The Company carries an allowance for policy cancellations, which approximated $1.2 million at both June 30, 2011 and 2010, that is periodically evaluated and adjusted as necessary. Miscellaneous commission adjustments are generally recorded as they occur. Some of the Company’s businesses also receive fees for the settlement of life insurance policies. These fees are generally based on a percentage of the settlement proceeds received by their clients, and recognized as revenue when the policy is transferred and the rescission period has ended. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. Contingent commissions are recorded as revenue after the contractual period or when cash is received.

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

Note 3—Earnings Per Share

The computations of basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Basic:
Net income	9,490	12,069	16,368	19,059

Average shares outstanding	43,925	42,499	43,842	42,044
Contingent consideration and incentive payments	—	112	—	113

Total	43,925	42,611	43,842	42,157
Basic earnings per share	$0.22	$0.28	$0.37	$0.45

Diluted:
Net income	$9,490	$12,069	$16,368	$19,059

Average shares outstanding	43,925	42,499	43,842	42,044
Contingent consideration and incentive payments	—	128	—	128
Stock-based compensation	954	1,717	978	1,639
Convertible senior notes	396	—	458	—
Other	6	9	6	8

Total	45,281	44,353	45,284	43,819

Diluted earnings per share	$0.21	$0.27	$0.36	$0.43

In connection with the issuance of $125.0 million principal amount of 4.0% convertible senior notes due June 15, 2017 (the “2010 Notes”), NFP entered into convertible note hedge and warrant transactions with affiliates of certain of the initial purchasers of the 2010 Notes. For the three and six months ended June 30, 2011 and 2010, the weighted average shares of common stock related to the warrants have not been included in the diluted weighted average shares of common stock, as the average market price of NFP’s common stock, for the three and six months ended June 30, 2011 and 2010, was lower than the effective conversion price of $15.77.

For the three and six months ended June 30, 2011 and 2010, the calculation of diluted earnings per share excluded approximately 785,000 and 658,000 shares of stock-based awards, respectively, because the effect would be anti-dilutive.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

Note 4—Acquisitions and Divestitures

Acquisitions

During the six months ended June 30, 2011, NFP completed three sub-acquisitions; see also “Note 13—Subsequent Events.” During the six months ended June 30, 2010, NFP acquired a 100% ownership interest for a de minimus amount in one associated entity, which was previously associated with its life settlements joint venture.

The following table summarizes the consideration transferred, excluding contingent consideration, to acquire the above entities and the estimated amounts of identifiable assets acquired and liabilities assumed at the acquisition date:

	Six Months Ended
	June 30,
	2011	2010
Consideration:
Cash	$4,062	$—
Recorded earn-out payable	365	—

Total	$4,427	$—

Allocation of purchase price:
Cost assigned to intangibles:
Book of business	$1,393	—
Management contract	2,025	$—
Goodwill, net of deferred taxes of $1.0 million in 2011	1,009	—

Total	$4,427	$—

In connection with the sub-acquisitions that occurred during the six months ended June 30, 2011, the Company does not expect any amounts of goodwill to be deductible over 15 years for tax purposes.

For acquisitions that were completed prior to January 1, 2009, contingent consideration is recorded as an adjustment to purchase price when the contingencies are settled. For the six months ended June 30, 2011, there were no cash payments made, or any shares of common stock issued, in connection with these contingent consideration arrangements. For the six months ended June 30, 2010, the Company paid $10.7 million in cash and issued 535,579 shares of common stock with a value of approximately $4.1 million in connection with these contingent consideration arrangements.

For acquisitions completed after January 1, 2009, earn-out payables are recorded at fair value at the acquisition date and are included on that basis in the purchase price consideration at the time of the acquisition with subsequent adjustments recorded in the consolidated statements of income. For the six months ended June 30, 2011, the Company paid less than $0.1 million in cash in connection with these earn-out payables. For the six months ended June 30, 2010, there were no payments made in connection with these earn-out payables. In addition, there were no changes in the consolidated statements of income related to the recorded earn-out payables.

These acquisitions were immaterial in relation to the pro forma combined entity, as if such acquisitions occurred at January 1, 2011 and 2010.

Divestitures

For the six months ended June 30, 2011, the Company did not dispose of any businesses. During the six months ended June 30, 2010, the Company sold 10 subsidiaries and certain assets of two subsidiaries, receiving aggregate consideration of $5.6 million in cash, $1.1 million in promissory notes and 36,196 shares of NFP common stock with a value of $0.5 million. The Company recognized a net gain from these transactions of $10.3 million and a net loss of $0.4 million related to adjustments from prior year divestures for the six months ended June 30, 2010. Of the $9.9 million gain, $9.2 million was related to the remeasurement of a non-controlling interest in a joint venture which was formed with the contribution of assets of a subsidiary as discussed in further detail below.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

Non-controlling interest – deconsolidation of businesses

On May 14, 2010, NFP contributed all of the assets of a wholly-owned subsidiary to a newly formed entity that is majority-owned by former principals, in exchange for preferred units with a fair value of $11.8 million.

The fair value was computed in two steps in which NFP first estimated the fair value of the total equity of the new entity, and then allocated this value to the various classes of equity. The fair value of the total equity was calculated by using an income and market approach. The income approach was based on the cash flows that the new entity is expected to generate in the future, discounted to present value at a rate of return that considered the relative risk of achieving the cash flows and the time value of money. The market approach used the projected revenue and EBITDA multiples of comparable companies, adjusted for differences in size and growth between the comparable companies and the new entity.

The second step estimated the fair value of the preferred units using a contingent claims analysis. The valuation methodology is based on the principles of option pricing theory, whereby each class of securities is modeled as a call option with a unique claim on the assets of the entity.

The contribution of assets resulted in a deconsolidation of the subsidiary and a remeasurement of NFP’s retained investment in the subsidiary. The overall gain relating to this transaction was $9.2 million and recognized in gain on sale of businesses in the consolidated statements of income during the second quarter of 2010.

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

Note 5—Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2011 are as follows:

	Corporate Client Group	Individual Client Group	Total
Balance as of January 1, 2011
Goodwill, net of accumulated amortization	$388,305	$319,069	$707,374
Prior years accumulated impairments	(351,442)	(295,038)	(646,480)

	36,863	24,031	60,894

Goodwill acquired during the year, including goodwill related to deferred tax liability of $957	1,965	—	1,965
Contingent consideration accrual, firm disposals, firm restructures and other	(270)	—	(270)
Impairments of goodwill for the period	—	—	—

Total as of June 30, 2011	$38,558	$24,031	$62,589

Acquired intangible assets

	As of June 30, 2011		As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing identified intangible assets:
Book of business	$211,304	$(133,817)	$209,911	$(124,946)
Management contracts	326,920	(94,975)	325,815	(88,414)
Institutional customer relationships	15,700	(5,451)	15,700	(5,015)

Total	$553,924	$(234,243)	$551,426	$(218,375)

Non-amortizing intangible assets:
Goodwill	$64,574	$(1,985)	$63,401	$(2,507)
Trade name	4,841	(59)	4,841	(59)

Total	$69,415	$(2,044)	$68,242	$(2,566)

Aggregate amortization expense for intangible assets subject to amortization for the six months ended June 30, 2011 was $15.9 million. Intangibles related to book of business, management contract and institutional customer relationships are amortized over a 10-year, 25-year and 18-year period, respectively. Based on the Company’s acquisitions as of June 30, 2011, estimated amortization expense for each of the next five years is $31.4 million per year.

Impairment of goodwill and intangible assets

The Company tests goodwill and intangible assets for impairment at least annually or more often if conditions indicate a possible impairment. During the six months ended June 30, 2011 and 2010, long-lived assets held and used with a carrying amount of $320.6 million and $352.2 million, respectively, were written down to their respective fair values of $319.7 million and $349.3 million. This resulted in an impairment charge of $0.9 million and $2.9 million for amortizing intangibles, which was included in earnings for the six months ended June 30, 2011 and 2010. The impairment in 2011 relates to a firm that will be disposed, whereas the impairment in 2010 related to certain intangible assets that were disposed.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

Note 6—Notes Receivable, net

Notes receivable consists of the following:

	As of December 31, 2010	New Notes	Discount	Paid down	Allowance increase on existing notes	As of June 30, 2011
Notes receivable from Principals and/or certain entities they own	$32,157	$5,761	$—	$(6,420)	$—	$31,498
Notes received in connection with dispositions	12,971	—	—	(1,238)	—	11,733
Other notes receivable	3,522	926	29	(434)	—	4,043

	48,650	6,687	29	(8,092)	—	47,274

Less: allowance for uncollectible notes	(11,798)	—	—	—	(1,374)	(13,172)

Total notes receivable, net	$36,852	$6,687	$29	$(8,092)	$(1,374)	$34,102

Notes receivable bear interest at rates typically between 5% and 11% (with a weighted average of 8.0% at June 30, 2011), and 5% and 11% (with a weighted average of 7.0% at December 31, 2010), and mature at various dates through April 1, 2023. Notes receivable from principals and/or certain entities they own are taken on a full recourse basis to the principal and/or such entity.

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

An aging of notes receivable including interest outstanding at June 30, 2011 is as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due
Notes receivable from Principals and/or certain entities they own	$39	$124	$314	$477
Notes received in connection with dispositions	26	—	7,047	7,073
Other notes receivable	—	—	897	897

Total	$65	$124	$8,258	$8,447

Note 7—Borrowings

For a detailed discussion of: (i) the termination on July 8, 2010 of the credit agreement among NFP, the lenders party thereto and Bank of America, N.A., as administrative agent, dated as of August 22, 2006 and (ii) the retirement of NFP’s 0.75% convertible senior notes due February 1, 2012 (the “2007 Notes”) pursuant to a cash tender offer and a privately-negotiated transaction, see “Note 7—Borrowings” in the 2010 10-K.

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

June 30, 2011

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

The convertible note hedges and warrants placed caps on the number of shares issuable under these instruments due to New York Stock Exchange rules, but contractually required NFP to seek stockholder approval to eliminate these caps. NFP obtained stockholder approval to eliminate these caps at its 2011 Annual Meeting of Stockholders.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2011

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

Under the terms of the 2010 Credit Facility, NFP’s consolidated fixed charge coverage ratio will be calculated, commencing with the first fiscal quarter ended September 30, 2010. The fixed charge coverage ratio is calculated as the ratio of (a) EBITDA (as defined in the 2010 Credit Facility) to (b) consolidated fixed charges. EBITDA under the 2010 Credit Facility is calculated as follows: EBITDA for the trailing twelve months less (i) certain capital expenditures made in cash by NFP and its subsidiaries during such period and (ii) all federal, state and foreign taxes paid in cash during such period. Consolidated fixed charges under the 2010 Credit Facility consist of: (a) consolidated net interest expense paid in cash for the trailing twelve months (total cash interest expense, net of interest income), (b) scheduled payments of certain indebtedness made during the trailing twelve months such as the scheduled payments on the term loan, (c) trailing twelve month earn-out and other contingent consideration payments made in cash and (d) trailing twelve month restricted payments made in cash, other than common stock repurchases pursuant to the First Amendment.

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

Under the terms of the 2010 Credit Facility, loans will bear interest at either the London Interbank Offered Rate (“LIBOR”) or the base rate, at NFP’s election, plus an applicable margin, based on NFP’s leverage ratio, as set forth below:

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

Scheduled long-term debt principal repayments under the 2010 Credit Facility, and total cash obligations under the 2010 Notes consist of the following:

	Total	2011	2012	2013	2014	2015	Thereafter through 2017
2010 Credit Facility	$112,500	$6,250	$12,500	$12,500	$81,250	$—	$—
2010 Notes	$154,792	$2,500	$5,000	$5,000	$5,000	$5,000	$132,292

Total obligations	$267,292	$8,750	$17,500	$17,500	$86,250	$5,000	$132,292

The 2010 Credit Facility provides for the issuance of letters of credit of up to $35.0 million on NFP’s behalf, provided that, after giving effect to the letters of credit, NFP’s available borrowing amount was greater than zero. The Company was contingently obligated for letters of credit in the amount of $1.4 million as of June 30, 2011.

As of June 30, 2011, the year-to-date weighted average interest rate for NFP’s 2010 Credit Facility was 3.25%.

The liability and equity components related to the 2010 Notes consist of the following:

June 30, 2011
Principal amount of the liability component	$125,000
Unamortized debt discount	(35,321)

Net carrying amount of the liability component	$89,679

Carrying amount of the equity component	$39,578

The unamortized debt discount will be amortized as additional interest expense through June 15, 2017. The equity component associated with the 2010 Notes was reflected as an increase to additional paid-in capital.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

Note 8—Derivative Instrument and Hedging Activities

In connection with the 2010 Credit Facility, NFP is exposed to changes in the benchmark interest rate, which is LIBOR. To reduce this exposure, NFP executed a one-month LIBOR interest rate swap (the “Swap”) on July 14, 2010 to hedge $50.0 million of general corporate variable debt based on one-month LIBOR, beginning on April 14, 2011. Although NFP has the ability to roll the debt over one, two, three, six, nine or twelve months, NFP’s intention is to select one-month LIBOR and to continue rolling $50.0 million of general corporate debt in one-month LIBOR.

The Swap has been designated as a hedging instrument in a cash flow hedge of interest payments on $50.0 million of borrowings under the term loan portion of the 2010 Credit Facility by effectively converting a portion of the variable rate debt to a fixed rate basis. Under the terms of the Swap, NFP has agreed to pay the counterparty a fixed interest rate and the counterparty has agreed to pay NFP a floating interest rate based upon the one-month LIBOR on a notional amount of $50.0 million. The Swap expires concurrently with the term loan facility on July 8, 2014.

At June 30, 2011, the fair value of the Swap liability was approximately $1.3 million, and is included in other long-term liabilities in the consolidated statements of financial condition. The fair value measurement is classified within Level 2 of the hierarchy as an observable market input that was readily available as the basis for the fair value measurement.

The following table provides a summary of the fair value and balance sheet classification of the Swap:

	June 30, 2011	December 31, 2010
Other non-current liabilities	$1,313	$425
Accumulated other comprehensive loss, net of tax of $(550) in 2011 and $(199) in 2010	763	226

Note 9—Stockholders’ Equity

The changes in stockholders’ equity and comprehensive income during the six months ended June 30, 2011 are summarized as follows:

	Common shares outstanding	Par value	Additional paid-in capital	Retained (deficit) earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2010	43,502	$4,596	$902,153	$(425,063)	$(73,458)	$(16)	$408,212
Common stock repurchased	(753)	—	—	—	(9,110)	—	(9,110)
Stock issued through Employee Stock Purchase Plan	39	—	—	(1,353)	1,781	—	428
Stock-based awards exercised/lapsed, including tax benefit	569	57	2,459	—	—	—	2,516
Shares cancelled to pay withholding taxes	—	—	(2,958)	—	—	—	(2,958)
Amortization of unearned stock-based compensation, net of cancellations	—	—	2,731	—	—	—	2,731
Other	—	—	15	—	—	—	15
Translation adjustments, net of tax effect of $47	—	—	—	—	—	71	71
Unrealized (loss) on derivative transactions, net of tax effect of ($351)	—	—	—	—	—	(537)	(537)
Net Income	—	—	—	16,368	—	—	16,368

Comprehensive Income	—	—	—	—	—	—	15,902

Balance at June 30, 2011	43,357	$4,653	$904,400	$(410,048)	$(80,787)	$(482)	$417,736

Stock Repurchases

On April 28, 2011, NFP’s Board of Directors authorized the repurchase of up to $50.0 million of NFP’s common stock on the open market, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors, including capital availability, share price and market conditions. As of June 30, 2011, 731,000 shares were repurchased under this program at a weighted average cost of $12.04 per share and a total cost of approximately $8.8 million. At June 30, 2011, there remains an aggregate of approximately $41.2 million available for repurchases under this stock repurchase program. The Company currently intends to hold the repurchased shares as treasury stock.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2011

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

Stock-based awards issued to the Company’s employees are classified as equity awards. The Company accounts for equity classified stock-based awards issued to its employees based on the fair value of the award on the date of grant and recorded as an expense as part of compensation expense in the consolidated statements of income. The expense is recorded ratably over the service period, which is generally the vesting period. The offsetting entry is to additional paid in capital in stockholders’ equity.

Stock-based awards issued to the Company’s principals are classified as liability awards, as principals are non-employees. The Company measures the fair value of the stock-based awards granted to its principals at the earlier of the date at which performance is completed or a performance commitment has been reached. The Company’s stock-based awards to principals do not have disincentives for non-performance other than forfeiture of the award by the principals and therefore the Company measures the fair value of the award when the performance is completed by the principal, which is the completion of the vesting period. The Company accounts for liability classified stock-based awards issued to its principals as part of management fee expense in the consolidated statements of income. Liability classified stock-based compensation is adjusted each reporting period to account for subsequent changes in the fair value of NFP’s common stock. The offsetting entry is to accrued liabilities. Prior to June 30, 2010, the Company incorrectly accounted for stock-based awards issued to the Company’s principals as equity-classified awards, and therefore recognized stock-based compensation based on NFP’s common stock price on the date of grant. The impact of the correction was not material to prior period financial statements. The cumulative impact of the adjustment was recognized in management fee expense during the second quarter of 2010 in an amount of $0.6 million.

All stock-based compensation related to firm employees and activities and principals have been included in operating expenses. Summarized below is the amount of stock-based compensation allocated in the consolidated statements of income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating expenses:
Compensation expense	$1,349	$1,584	$2,731	$3,212
Management fees	—	1,143	30	2,466

Total stock-based compensation cost	$1,349	$2,727	$2,761	$5,678

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

Note 10—Non-Cash Transactions

The following non-cash transactions occurred during the periods indicated:

	$4,099	$4,099
	Six Months Ended June 30,
	2011	2010
Stock issued for contingent consideration	$—	$4,099
Stock repurchased, note receivable and satisfaction of an accrued liability in connection with divestitures of acquired firms	(22)	(572)
Stock repurchased in exchange for satisfaction of a note receivable, due from principals and/or certain entities they own and other assets	(284)	(1,971)
Excess/(reduction in) tax benefit from stock-based awards exercised/lapsed, net	754	(1,462)
Stock issued through employee stock purchase plan	428	450
Accrued liability for contingent consideration	94	1,699

Note 11—Commitments and Contingencies

Legal matters

In the ordinary course of business, the Company is involved in lawsuits and other claims. Management will continue to respond appropriately to these lawsuits and claims and vigorously defend the Company’s interests. The settlement of these lawsuits or claims, whether leading to gains or losses to the Company, are reflected in other, net under non-operating income and expenses in the Company’s consolidated statements of income. The Company has errors and omissions (“E&O”) and other insurance to provide protection against certain losses that arise in such matters, although such insurance may not cover the costs or losses incurred by the Company. In addition, the sellers of businesses that the Company acquires typically indemnify the Company for loss or liability resulting from acts or omissions occurring prior to the acquisition, whether or not the sellers were aware of these acts or omissions. Several of the existing lawsuits and claims have triggered these indemnity obligations.

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

Contingent consideration arrangements

As discussed in “Note 4—Acquisitions and Divestitures,” for acquisitions effective prior to January 1, 2009, contingent consideration is considered to be additional purchase consideration and is accounted for as part of the purchase price of the Company’s acquired businesses when the outcome of the contingency is determined beyond a reasonable doubt. Consequently, contingent consideration paid to the former owners of the businesses is considered to be additional purchase consideration. Given past performance, it is unlikely that contingencies will be earned in 2011, however, the maximum contingent payment which could be payable as purchase consideration based on commitments outstanding as of June 30, 2011 is as follows:

	2011	2012	2013
Maximum contingent payments payable as purchase consideration	$75,659	$786	$718

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

Ongoing incentive plan

Effective January 1, 2002, NFP established an ongoing incentive plan for principals having completed their contingent consideration period. Principals of businesses likely to receive an incentive payment under the ongoing incentive plan may have elected to continue to participate in the ongoing incentive plan until the end of their ongoing incentive period. For all other principals, the ongoing incentive plan terminated on September 30, 2009 and was replaced by the Annual Principal Incentive Plan (the “PIP”). See “—Incentive Plans” below for more detail. As of June 30, 2011, one NFP-owned business has elected to continue to participate in the ongoing incentive plan, and the maximum aggregate additional payment was approximately $1.0 million. Effective December 31, 2008, NFP has elected to pay all incentive awards under this plan in cash.

For the six months period ended June 30, 2011 and 2010, the Company recorded an ongoing incentive plan expense reduction of $(0.1) million, and an ongoing incentive plan expense of $0.1 million, respectively, which is included in management fee expense in the consolidated statements of income. Executive officers do not participate in the ongoing incentive plan, which was funded with the Company’s cash flow.

Incentive Plans

NFP currently maintains two incentive plans for principals and key employees of its businesses, the Annual Principal Incentive Plan and the Revised Long-Term Incentive Plan. Under the previous Long-Term Equity Incentive Plan (the “EIP”), during the fourth quarter of 2009 NFP issued equity awards to principals and key employees of its businesses generally based on each business’s performance over the two-year period that ended on June 30, 2009 (the “Initial EIP Performance Period”). The payments made under the EIP for the Initial EIP Performance Period were in the form of restricted stock units (“RSUs”). The RSUs became fully vested on September 17, 2010 with a fair market value based on the closing price of NFP’s common stock on the same day of $12.61. The restricted shares were primarily subject to liquidity restrictions until November 24, 2012, which is the original vesting date of the RSUs awarded under the 2009 Stock Incentive Plan.

The Annual Principal Incentive Plan

The PIP is designed to reward the annual performance of a business based on the business’s earnings growth. For the initial 12-month performance period of October 1, 2009 through September 30, 2010, a cash incentive payment was made to the extent a business’s earnings exceeded its PIP Performance Target (as defined below). The PIP was established such that the greater a business’s earnings growth rate exceeded its PIP Performance Target rate for the 12-month performance period, the higher the percentage of the business’s earnings growth the Company would pay the principal under the PIP. NFP calculates and includes a PIP accrual in management fees expense. The Company paid $10.7 million, which was included within management fees expense relating to the initial 12-month performance period, which was paid in the fourth quarter of 2010. For this initial 12-month performance period, the incentive target (the “PIP Performance Target”) for each business participating in the PIP was generally set at the lower of (a) such business’s earnings for the 12 months ended June 30, 2009 or (b) such business’s incentive target under the ongoing incentive plan as of June 30, 2009. The initial 12-month performance period used performance targets that rewarded principals for advancing certain corporate goals and initiatives related to the Company’s reorganization and also took the difficult economic environment during the initial 12-month performance period into account. NFP’s Executive Management Committee, in its sole discretion, was able to adjust any PIP Performance Target as necessary to account for extraordinary circumstances, including, without limitation, sub-acquisitions.

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

June 30, 2011

(Unaudited)

Conversely, in a stronger quarter, the cumulative accrual increased sequentially to account for the higher level of projected payout at the end of the performance period and the Company reported a larger PIP accrual in management fees expense for the business.

A new PIP is in place for the 15-month performance period of October 1, 2010 through December 31, 2011 (the “Second PIP”). Management migrated to an incentive program that rewards only incremental growth but still maintains potential for material incentive payments. The Second PIP will be payable in cash beginning in the first quarter of 2012 and, similar to the initial PIP, is based on specific performance criteria for each business. Incentive targets (“Second PIP Performance Targets”) have been set based on the earnings of each business during the last PIP incentive period, with the fourth quarter of 2009 counted twice. The calculation of a business’s Second PIP Performance Target is based on a 15-month period and reflects the fact that the Second PIP will include 2 fourth quarter periods. The 15-month performance period was selected in order to align the plan with the calendar year. It is envisioned that future plans will be 12 months, consistent with the calendar year. NFP’s Executive Management Committee, in its sole discretion, may adjust any Second PIP Performance Target as necessary to account for extraordinary circumstances, including, without limitation, sub-acquisitions. The Second PIP accrual in management fee expense is based on the business’s earnings growth rate above its Second PIP Performance Target. To measure growth, the target will be allocated on a seasonally adjusted basis, using the seasonal earnings pattern by quarter for the past 2 years. NFP calculates the business’s Second PIP accrual amount and earnings growth rate on a cumulative basis. Overall, the Company has accrued $5.3 million within management fees expense relating to the Second PIP from October 1, 2010 through June 30, 2011, for potential payment in the first quarter of 2012. For the second quarter of 2011, the Company’s accrual was $1.2 million.

The Revised Long-Term Incentive Plan

To drive continued economic alignment with shareholders and motivate growth, during the quarter ended September 30, 2010, NFP introduced a revised Long-Term Incentive Plan (the “RTIP”). The RTIP will cover the three-year period from January 1, 2011 through December 31, 2013 and will be based on a modified calculation of adjusted EBITDA growth over this period. Currently envisioned, the RTIP’s calculation of adjusted EBITDA will include no more than $24.0 million in acquired EBITDA earned from new acquisitions at any time during the three-year period and will exclude certain extraordinary items. As currently envisioned, adjusted EBITDA growth of 6% would generate a $5.0 million total payout over three years, and be accrued for on a quarterly basis. The maximum amount payable under the RTIP is anticipated to be $20.0 million over three years, generated by growth in adjusted EBITDA of 12% or higher. Plan participants may be eligible for cash payments in the first quarter of 2014, to the extent incentive targets are achieved. As of June 30, 2011, the Company has not accrued any dollar amount within management fees expense relating to the RTIP, since the applicable adjusted EBITDA growth did not reach its target threshold, during the second quarter.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

Note 12—Business Segments

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

•

The ASG serves independent financial advisors whose clients are high net worth individuals and companies by offering broker-dealer and asset management products and services through NFPSI, NFP’s corporate registered investment advisor and independent broker-dealer. The ASG attracts financial advisors seeking to provide clients with sophisticated resources and an open choice of products.

Expenses associated with NFP’s corporate shared services are allocated to NFP’s three reportable segments largely based on performance by segment and on other reasonable assumptions and estimates as it relates to NFP’s corporate shared services support of the reportable segments.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

Financial information relating to NFP’s reportable segments is as follows (in millions):

Three Months Ended June 30, 2011	Corporate Client Group	Individual Client Group	Advisor Services Group	Total
Revenue:
Commissions and fees	$94.3	$81.9	$63.2	$239.4

Operating expenses:
Commissions and fees	8.7	15.9	52.3	76.9
Compensation expense	33.6	26.1	3.9	63.6
Non-compensation expense	18.0	15.0	4.0	37.0
Management fees	17.4	14.5	—	31.9
Amortization of intangibles	5.1	2.8	—	7.9
Depreciation	1.6	1.1	0.3	3.0
Impairment of goodwill and intangible assets	—	0.9	—	0.9
Gain on sale of businesses, net	—	—	—	—

Total operating expenses	84.4	76.3	60.5	221.2

Income from operations	$9.9	$5.6	$2.7	$18.2

Six Months Ended June 30, 2011	Corporate Client Group	Individual Client Group	Advisor Services Group	Total
Revenue:
Commissions and fees	$189.8	$159.7	$123.2	$472.7

Operating expenses:
Commissions and fees	19.8	34.2	102.0	156.0
Compensation expense	67.5	55.1	7.9	130.5
Non-compensation expense	36.1	32.0	7.5	75.6
Management fees	31.9	24.6	—	56.5
Amortization of intangibles	10.3	5.6	—	15.9
Depreciation	3.2	2.3	0.6	6.1
Impairment of goodwill and intangible assets	—	0.9	—	0.9
Gain on sale of businesses, net	—	—	—	—

Total operating expenses	168.8	154.7	118.0	441.5

Income from operations	$21.0	$5.0	$5.2	$31.2

At June 30, 2011	Corporate Client Group	Individual Client Group	Advisor Services Group	Corporate Items and Eliminations	Total
Intangibles, net	$178.9	$145.6	$—	$—	$324.5
Goodwill, net	$38.5	$24.1	$—	$—	$62.6
Total assets	$379.0	$226.1	$75.5	$177.1	$857.7

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

Three Months Ended June 30, 2010	Corporate Client Group	Individual Client Group	Advisor Services Group	Total
Revenue:
Commissions and fees	$89.5	$91.4	$54.0	$234.9

Operating expenses:
Commissions and fees	8.3	20.2	44.9	73.4
Compensation expense	32.3	27.8	3.6	63.7
Non-compensation expense	18.8	16.9	3.2	38.9
Management fees	15.0	17.5	—	32.5
Amortization of intangibles	5.3	2.9	—	8.2
Depreciation	1.5	1.2	0.3	3.0
Impairment of goodwill and intangible assets	—	—	—	—
Gain on sale of businesses, net	(6.8)	(0.8)	—	(7.6)

Total operating expenses	74.4	85.7	52.0	212.1

Income from operations	$15.1	$5.7	$2.0	$22.8

Six Months Ended June 30, 2010	Corporate Client Group	Individual Client Group	Advisor Services Group	Total
Revenue:
Commissions and fees	$184.8	$170.1	$105.3	$460.2

Operating expenses:
Commissions and fees	16.3	38.6	86.8	141.7
Compensation expense	65.4	56.1	7.5	129.0
Non-compensation expense	38.4	34.4	6.6	79.4
Management fees	30.2	26.0	—	56.2
Amortization of intangibles	10.6	5.9	—	16.5
Depreciation	3.1	2.2	0.7	6.0
Impairment of goodwill and intangible assets	1.9	1.0	—	2.9
Gain on sale of businesses, net	(8.2)	(1.7)	—	(9.9)

Total operating expenses	157.7	162.5	101.6	421.8

Income from operations	$27.1	$7.6	$3.7	$38.4

At December 31, 2010	Corporate Client Group	Individual Client Group	Advisor Services Group	Corporate Items and Eliminations	Total
Intangibles, net	$185.7	$152.1	$—	$—	$337.8
Goodwill, net	$41.0	$19.9	$—	$—	$60.9
Total assets	$403.9	$261.5	$98.9	$128.8	$893.1

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

June 30, 2011

(Unaudited)

Note 13—Subsequent Events

Subsequent to June 30, 2011, the Company acquired Lapre Scali & Company Insurance Services, LLC (Lapre Scali), which is a property and casualty insurance brokerage with annualized revenue of approximately $21.0 million. The upfront acquisition was paid in cash and no stock was issued in connection with this acquisition. Further information related to the accounting for this acquisition has not been disclosed, as the activities required to complete the initial accounting have not been completed as of the issuance date of these consolidated financial statements.

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

Executive Overview

NFP and its benefits, insurance and wealth management businesses provide a full range of advisory and brokerage services to the Company’s clients. NFP serves corporate and high net worth individual clients throughout the United States and in Canada, with a focus on the middle market and entrepreneurs. As of June 30, 2011, the Company operated over 140 businesses.

Founded in 1998, the Company has grown organically and through acquisitions, operating in the independent distribution channel. This distribution channel offers independent advisors the flexibility to sell products and services from multiple non-affiliated providers to deliver objective and comprehensive solutions. The number of products and services available to independent advisors is large and can lead to a fragmented marketplace. NFP facilitates the efficient sale of products and services in this marketplace by using its scale and market position to contract with leading product providers. These relationships foster access to a broad array of insurance and financial products and services as well as better underwriting support and operational services. In addition, the Company is able to operate effectively in this distribution channel by leveraging financial and intellectual capital, technology solutions, cross-selling, and regulatory compliance support across the Company. The Company’s marketing and wholesale organizations also provide an independent distribution channel for benefits, insurance and investment products and services, serving both third-party affiliates as well as member NFP-owned businesses.

NFP has organized its businesses into three reportable segments: the Corporate Client Group (the “CCG”), the Individual Client Group (the “ICG”) and the Advisor Services Group (the “ASG”). The CCG is one of the leading corporate benefits advisors in the middle market, offering independent solutions for health and welfare, retirement planning, executive benefits, and property and casualty insurance. The ICG is a leader in the delivery of independent life insurance, annuities, long term care and wealth transfer solutions for high net worth individuals and includes wholesale life brokerage, retail life and wealth management services. The ASG, including NFP Securities, Inc. (“NFPSI”), a leading independent broker-dealer and corporate registered investment advisor, serves independent financial advisors whose clients are high net worth individuals and companies by offering broker-dealer and asset management products and services. The ASG attracts financial advisors seeking to provide clients with sophisticated resources and an open choice of products. NFP promotes collaboration among its business lines to provide its clients the advantages of a single coordinated resource to address their corporate and individual benefits, insurance and wealth management planning needs.

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

While the challenging economic environment is showing signs of stabilization, many economic indicators continue to point to a slow and uneven recovery. An uncertain economic environment may reduce the demand for the Company’s services or the products the Company distributes.

Reportable Segments

Corporate Client Group

The CCG is one of the leading corporate benefits advisors in the middle market, offering independent solutions for health and welfare, retirement planning, executive benefits, and property and casualty insurance. The CCG serves corporate clients by providing advisory and brokerage services related to the planning and administration of benefits plans that take into account the overall business profile and needs of the corporate client. The CCG accounted for 40.1% of NFP’s revenue for the six months ended June 30, 2011 and 40.2% of NFP’s revenue for the six months ended June 30, 2010. The CCG has organized its operations by region in order to facilitate the sharing of resources and investments among its advisors to address clients’ needs. The CCG operates primarily through its corporate benefits and executive benefits business lines.

The corporate benefits business line accounted for approximately 89.3% of the CCG’s revenue for the six months ended June 30, 2011 and 89.9% of CCG’s revenue for the six months ended June 30, 2010. Generally, corporate benefits are available to a broad base of employees within an organization and include products and services such as group medical and disability insurance, group life insurance and retirement planning. The corporate benefits business line consists of both retail and wholesale benefits operations. These businesses have access to advanced benchmarking and analysis tools and comprehensive support services which are provided to both NFP-owned businesses and non-owned entities that pay membership fees to NFP Benefits Partners. NFP Benefits Partners is a division of NFP Insurance Services, Inc. (“NFPISI”), a licensed insurance agency and an insurance marketing organization wholly-owned by NFP.

The executive benefits business line accounted for approximately 10.7% of the CCG’s revenue for the six months ended June 30, 2011 and 10.4% of CCG’s revenue for the six months ended June 30, 2010. Executive benefits products and services provide employers with the ability to establish plans that create or reinstate benefits for highly-compensated employees, typically through non-qualified plans or disability plans. Clients may utilize a corporate-owned life insurance funding strategy to finance future compensation due under these plans. The executive benefits business line consists of NFP-owned businesses and non-owned entities that pay membership fees for membership in one of NFP’s marketing and wholesale organizations.

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

The CCG also offers property and casualty insurance brokerage and consulting services for which it earns commissions and fees. NFP believes that these services complement the corporate and executive benefits services provided to the Company’s clients. NFP Property and Casualty Services, Inc. (“NFP P&C”), one of NFP’s wholly-owned businesses, provides property and casualty insurance brokerage services. Effective July 1, 2011, NFP P&C acquired Lapre Scali & Company Insurance Services, LLC, a property and casualty insurance brokerage with annualized revenue of approximately $21 million. NFP continues to position NFP P&C as a single property and casualty insurance resource for its businesses and members of NFP’s marketing and wholesale organizations.

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

Individual Client Group

The ICG is a leader in the delivery of independent life insurance, annuities, long term care and wealth transfer solutions for high net worth individuals. In evaluating their clients’ near-term and long-term financial goals, the ICG’s advisors serve wealth accumulation, preservation and transfer needs, including estate planning, business succession, charitable giving and financial advisory services. The ICG accounted for 33.8% of NFP’s revenue for the six months ended June 30, 2011 and 37.0% of NFP’s revenue for the six months ended June 30, 2010. The ICG operates through its marketing organization, PartnersFinancial, its wholesale life brokerage businesses, consisting of Highland Capital Brokerage, Inc. and other NFP-owned brokerage general agencies, as well as through its retail life and wealth management business lines.

The marketing organization and wholesale life brokerage business line accounted for 52.9% of the ICG’s revenue for the six months ended June 30, 2011 and 55.6% of the ICG’s revenue for the six months ended June 30, 2010. Annual fees are paid for membership in PartnersFinancial, which develops relationships and contracts with selected preferred insurance carriers, earning override commissions when those contracts are used. The ICG is supported by shared service technology investments, product management department, advanced case design team, underwriting advocacy specialists, training and marketing services. Highland Capital Brokerage, Inc. has a significant focus on financial institutions, providing point of sale and insurance marketing support. Highland Capital Brokerage, Inc. and the ICG’s other wholesale life brokerage businesses operate through a brokerage general agency model that provides brokers, typically either independent life insurance advisors or institutions, support as needed. The independent life insurance advisors or institutions then distribute life insurance products and services directly to individual clients. The support provided by the wholesale life brokerage businesses may include underwriting, marketing, point of sale, case management, advanced case design, compliance or technical support.

The retail life business line accounted for 27.8% of the ICG’s revenue for the six months ended June 30, 2011 and 29.2% of the ICG’s revenue for the six months ended June 30, 2010. The retail life business line provides individual clients with life insurance products and services and consists of NFP-owned businesses.

The ICG’s wealth management business line accounted for 19.3% of the ICG’s revenue for the six months ended June 30, 2011 and 16.4% of the ICG’s revenue for the six months ended June 30, 2010. The ICG’s wealth management business line provides retail financial services to individual clients. This business line consists of NFP-owned businesses.

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

Advisor Services Group

The ASG serves independent financial advisors whose clients are high net worth individuals and companies by offering broker-dealer and asset management products and services through NFPSI, NFP’s corporate registered investment advisor and independent broker-dealer. The ASG attracts financial advisors seeking to provide clients with sophisticated resources and an open choice of products. The ASG accounted for 26.1% of NFP’s revenue for the six months ended June 30, 2011 and 22.8% of NFP’s revenue for the six months ended June 30, 2010.

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

Independent broker-dealers/corporate registered investment advisors, such as NFPSI, tend to offer extensive product and financial planning services and heavily emphasize investment advisory platforms and packaged products and services such as mutual funds, variable annuities and wrap fee programs. NFP believes that broker-dealers serving the independent channel tend to be more responsive to the product and service requirements of their registered representatives than wire houses or regional brokerage firms. Advisors using the ASG benefit from a compliance program in place at NFPSI, as broker-dealers are subject to regulations which cover all aspects of the securities business.

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

Employees

As of June 30, 2011, the Company had approximately 2,671 employees. NFP believes that its relations with the Company’s employees are generally satisfactory. None of the Company’s employees are represented by a union.

Results of Operations

The Company earns revenue that consists primarily of commissions and fees earned from the sale of financial products and services to the Company’s clients. The Company also incurs commissions and fees expense and compensation and non-compensation expense in the course of earning revenue. NFP pays management fees to non-employee principals and/or certain entities they own based on the financial performance of each respective business. The Company refers to revenue earned by the Company’s businesses less the operating expenses of its businesses and allocated shared expenses associated with shared corporate resources as income (loss) from operations. The Company’s operating expenses include commissions and fees, compensation and non-compensation expense, management fees, amortization, depreciation, impairment of intangible assets and (gain) loss on sale of businesses.

In addition to its evaluation of its reportable segments’ performance, the Company also evaluates the profit it shares with the principals on a reportable segment basis. In order to monitor this, it uses the following non-GAAP financial measures: income before management fees, adjusted income before management fees and management fees as a percentage of adjusted income before management fees. For a reconciliation of these non-GAAP financial measures to their GAAP counterparts, see “—Operating expenses—Management fees.”

Information with respect to all sources of revenue, income from operations, and income before management fees by reportable segment for the three and six months ended June 30, 2011 and June 30, 2010 is presented below (in millions).

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenue
Commissions and fees
Corporate Client Group	$94.3	$89.5	$189.8	$184.8
Individual Client Group	81.9	91.4	159.7	170.1
Advisor Services Group	63.2	54.0	123.2	105.3

Total	$239.4	$234.9	$472.7	$460.2

Income from operations
Corporate Client Group	$9.9	$15.1	$21.0	$27.1
Individual Client Group	5.6	5.7	5.0	7.6
Advisor Services Group	2.7	2.0	5.2	3.7

Total	$18.2	$22.8	$31.2	$38.4

Income before management fees
Corporate Client Group	$34.1	$30.0	$66.6	$64.7
Individual Client Group	24.9	26.5	38.2	41.1
Advisor Services Group	3.0	2.3	5.8	4.3

Total	$62.0	$58.8	$110.6	$110.1

Overview of the Six Months Ended June 30, 2011

During the six months ended June 30, 2011, revenue increased $12.5 million, or 2.7%, as compared to the six months ended June 30, 2010. The revenue increase was driven by revenue increases within the CCG and ASG of $5.0 million and $17.9 million, respectively, and offset by a revenue decrease of $10.4 million within the ICG. Results in the ICG were impacted by challenging conditions in the life insurance market, particularly with respect to transactions involving high net worth individuals. Excluding the impact of dispositions, existing firms within the CCG contributed to an overall revenue increase of $9.2 million, which was offset by a decline in ICG revenue of $8.9 million.

Income from operations declined $7.2 million, or 18.8%, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. The Company’s income before management fees remained relatively stable, with a slight increase of $0.5 million, or 0.5%, for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. The decline in income from operations was primarily due to an increase in commission expense that continued to outpace the increase in revenue, as well as a decline in gains on sale of businesses, primarily within the CCG. Compensation expense increased, but was more than offset by decreases in non-compensation expenses. Management fees also increased in the CCG, but was partially offset by decreases in the ICG.

As of June 30, 2011, the ratio of base earnings to target earnings by segment was 60.8% for the CCG and 46.9% for the ICG. Since the ASG is primarily comprised of NFPSI, NFP’s broker-dealer and corporate registered investment advisor, in this segment no management fees are paid and no earnings are shared with principals. Within the CCG, the increase in management fees was commensurate with an improvement in firm performance, whereas within the ICG, management fees declined along with firm performance. Both segments were also impacted by the overall decrease in stock-based compensation related to the Long-Term Equity Incentive Plan (the “EIP”).

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

From 1999, the year NFP began operations, until 2009, the Company earned approximately 65% to 70% of its revenue in the first three quarters of the year and approximately 30% to 35% of its revenue in the fourth quarter. In 2010 and 2009, NFP earned 29% of its revenue in the fourth quarter. This change resulted primarily from a weaker sales environment for life insurance products in the ICG. Historically, life insurance sales had been concentrated in the fourth quarter as clients’ finalized their estate and tax planning decisions. Continued relative weakness in this market has meant a change in the revenue patterns for the business.

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

Commissions and fees. Commissions and fees are typically paid to third-party producers who are affiliated with the Company’s businesses. Commissions and fees are also paid to producers who utilize the services of one or more of the Company’s life brokerage entities, including the Company’s life settlements brokerage entities. Additionally, commissions and fees are paid to producers who provide referrals and specific product expertise. When earnings are generated solely by a principal, no commission expense is incurred because principals are only paid from a share of the cash flow of the business through management fees. However, when income is generated by a third-party producer, the producer is generally paid a portion of the commission income, which is reflected as commission expense. Rather than collecting the full commission and remitting a portion to a third-party producer, a business may include the third-party producer on the policy application submitted to a carrier. The carrier will, in these instances, directly pay each named producer their respective share of the commissions and fees earned. When this occurs, the business will record only the commissions and fees it receives directly as revenue and have no commission expense. As a result, the business will have lower revenue and commission expense and a higher income from operations as a percentage of revenue. Dollars generated from income from operations will be the same. The transactions in which a business is listed as the sole producer and pays commissions to a third-party producer, compared with transactions in which the carrier pays each producer directly, will cause NFP’s income from operations as a percentage of revenue to fluctuate without affecting income from operations. In addition, within the ASG, NFPSI pays commissions to the Company’s affiliated third-party distributors who transact business through NFPSI.

Wholly-owned businesses that utilize the Company’s marketing organization, wholesale life brokerage, and its broker-dealer receive commissions and fees that are eliminated in consolidation having no effect on net income.

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

Management fees. NFP pays management fees to the principals and/or certain entities they own based on the financial performance of the business they manage. From a cash perspective NFP may advance monthly management fees that have not yet been earned due to the seasonality of the earnings of certain subsidiaries, particularly in the ICG. NFP typically pays a portion of the management fees monthly in advance. Once NFP receives its cumulative preferred earnings, or base earnings, the principals and/or entity the principals own will earn management fees equal to earnings above base earnings up to target earnings. An additional management fee is paid in respect of earnings in excess of target earnings based on the ratio of base earnings to target earnings. For example, if base earnings equal 40% of target earnings, NFP receives 40% of earnings in excess of target earnings and the principals and/or the entities they own receives 60%. As of June 30, 2011 the ratio of base earnings to target earnings by segment was 60.8% for the CCG and 46.9% for the ICG. Since the ASG is primarily comprised of NFPSI, NFP’s broker-dealer and corporate registered investment advisor, no management fees are paid and no earnings are shared with principals. Management fees also include an accrual for certain performance-based incentive amounts payable under NFP’s ongoing incentive plan, the Annual Principal Incentive Plan (the “PIP”), and the revised Long-Term Incentive Plan. For a more detailed discussion of NFP’s incentive plans, see “Note 11—Commitments and Contingencies—Incentive Plans” to the Consolidated Financial Statements (Unaudited) contained in this report.

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

Principals likely to receive an incentive payment under the ongoing incentive plan, were given the option to continue to participate in the ongoing incentive plan until the end of their current ongoing incentive plan period. As of June 30, 2011, one NFP-owned business elected to continue to participate in the ongoing incentive plan. For principals that did not so elect and all other principals, the ongoing incentive plan terminated on September 30, 2009. Executive officers do not participate in the ongoing incentive or PIP plan, both of which were funded with the Company’s cash flow.

Management fees may be offset by amounts paid by the principals and/or certain entities they own under the terms of the management contract for capital expenditures, including sub-acquisitions, in excess of $50,000. These amounts may be paid in full or over a mutually agreeable period of time and are recorded as a “deferred reduction in management fees.” Amounts recorded in deferred reduction in management fees are amortized as a reduction in management fee expense generally over the useful life of the asset. The ratio of management fees to adjusted income before management fees is dependent on the percentage of total earnings generated by the Company, the performance of the Company’s businesses relative to base earnings and target earnings, the growth of earnings of the Company’s businesses in the periods after their first three years following acquisition and the ASG’s impact on income from operations and a small number of businesses without a principal, to which no management fees are paid. Due to NFP’s priority earnings position, if earnings are below target earnings in a given year, NFP’s share of total earnings would be higher for that year for that business. If a business produces earnings at or above target earnings, NFP’s share of total earnings would be equal to the percentage of the earnings acquired by NFP in the initial transaction, less any percentage due to additional management fees earned under the ongoing incentive plan or PIP. The Company records share-based payments related to principals as management fees.

The table below summarizes the results of operations of NFP’s reportable segments for the periods presented and also uses the following non-GAAP financial measures: (i) income before management fees, (ii) adjusted income before management fees (iii) management fees as a percentage of adjusted income before management fees and (iv) management fees.

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

	Corporate Client Group Three Months Ended June 30,		Individual Client Group Three Months Ended June 30,		Advisor Services Group Three Months Ended June 30,		Total Three Months Ended June 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Income from operations	$10,017	$15,116	$5,442	$5,712	$2,748	$1,950	$18,207	$22,778
Management fees	17,347	15,045	14,542	17,489	—	—	31,889	32,534
Amortization of intangibles	5,129	5,253	2,768	2,953	—	—	7,897	8,206
Depreciation	1,615	1,516	1,126	1,155	296	334	3,037	3,005
Impairment of goodwill and intangible assets	—	—	920	—	—	—	920	—
Gain on sale of businesses, net	(47)	(6,841)	60	(849)	—	—	13	(7,690)

Income before management fees	$34,061	$30,089	$24,858	$26,460	$3,044	$2,284	$61,963	$58,833
Corporate income	6,232	6,447	2,719	3,926	(3,044)	(2,284)	5,907	8,089

Adjusted income before management fees	$40,293	$36,536	$27,577	$30,386	$—	$—	$67,870	$66,922

Management fees	17,347	15,045	14,542	17,489	—	—	31,889	32,534
Management fees as a percentage of adjusted income before management fees	43.1%	41.2%	52.7%	57.6%	N/M	N/M	47.0%	48.6%

	Corporate Client Group Six Months Ended June 30,		Individual Client Group Six Months Ended June 30,		Advisor Services Group Six Months Ended June 30,		Total Six Months Ended June 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Income from operations	$21,235	$27,065	$4,756	$7,638	$5,211	$3,661	$31,202	$38,364
Management fees	31,860	30,171	24,648	26,013	—	—	56,508	56,184
Amortization of intangibles	10,280	10,601	5,579	5,943	—	—	15,859	16,544
Depreciation	3,238	3,075	2,282	2,280	594	656	6,114	6,011
Impairment of goodwill and intangible assets	—	1,931	920	970	—	—	920	2,901
Gain on sale of businesses, net	(47)	(8,162)	60	(1,759)	—	—	13	(9,921)

Income before management fees	$66,566	$64,681	$38,245	$41,085	$5,805	$4,317	$110,616	$110,083
Corporate income	13,358	12,988	8,313	8,300	(5,805)	(4,317)	15,866	16,971

Adjusted income before management fees	$79,924	$77,669	$46,558	$49,385	$—	$—	$126,482	$127,054

Management fees	31,860	30,171	24,648	26,013	—	—	56,508	56,184
Management fees as a percentage of adjusted income before management fees	39.9%	38.8%	52.9%	52.7%	N/M	N/M	44.7%	44.2%

N/M  indicates the metric is not meaningful

The Company uses adjusted income before management fees, management fees as a percentage of adjusted income before management fees and management fees to evaluate how much of the reportable segment’s margin and margin growth is being shared with principals. This management fee percentage is a variable, not a fixed, ratio. Management fees as a percentage of adjusted income before management fees will fluctuate based upon the aggregate mix of earnings performance by individual businesses. It is based on the percentage of the Company’s earnings that are acquired at the time of acquisition (as may be adjusted for restructures), the performance relative to NFP’s preferred position in the earnings and the growth of the individual businesses and in the aggregate. Management fees may be higher during periods of strong growth due to the increase in incentive accruals. Higher firm earnings will generally be accompanied by higher incentive accruals. Where business earnings decrease, management fees and management fees as a percentage of adjusted income before management fees may be lower as business’s earnings fall below target and incentive accruals are either reduced or eliminated. In addition, because management fees earned are based on a business’s cumulative performance through the year, to the extent that a business’s performance improves through the year, whether by revenue growth or expense reductions, the management fee as a percentage of adjusted income before management fees may likewise increase through the year. For example, if a business has base earnings and target earnings of $1.0 million and $2.0 million, respectively, and if the business’s cumulative earnings are $0.7 million for the first nine months of the year, no management fee would be earned because the cumulative earnings were below the pro rata base earnings for the three quarters of $0.75 million and the management fee percentage would be zero. In the remaining fourth quarter, if the business was able to achieve cumulative earnings of $2.0 million, the management fee earned would be $1.0 million and the management fee percentage would be equal to approximately 77% for the quarter. Further, since NFP retains a cumulative preferred interest in base earnings, the relative percentage of management fees generally decreases as earnings decline. For businesses that do not achieve base earnings, principals typically earn no management fee. Thus, a principal generally earns more management fees only when business earnings grow and, conversely, principals earn less when business earnings decline. This structure provides the Company with protection against earnings shortfalls through reduced management fee expense; in this manner the interests of the principals and shareholders remain aligned.

Management uses these non-GAAP financial measures, in conjunction with GAAP measures, to evaluate the performance of the CCG and ICG. This cannot be effectively illustrated using the corresponding GAAP measures as management fees, the impact of the accelerated vesting of certain restricted stock units and corporate income would be included in these GAAP measures and do not show the standalone profitability of the acquired businesses. On a reportable segment and individual subsidiary basis, the Company uses these measures to help the Company determine where to allocate corporate and other resources to assist principals to develop additional sources of revenue and improve their earnings performance. The Company may assist these businesses in expense reductions, cross selling, providing new products or services, technology improvements, providing capital for sub-acquisitions or coordinating internal mergers. On a macro level, the Company uses these measurements to help it evaluate broad performance of products and services which, in turn, helps shape the Company’s acquisition policy. In the last several years of acquisitions (no material acquisitions were completed in 2009 and 2010), the Company has emphasized acquiring businesses with a higher level of recurring revenue, such as benefits businesses in the CCG, and those which expand the Company’s platform capabilities. The Company also may use these measures to help it assess the level of economic ownership to retain in new acquisitions or existing businesses. Finally, the Company uses these measures to monitor the effectiveness of its incentive plans.

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

Three months ended June 30, 2011 compared with three months ended June 30, 2010

Corporate Client Group

The CCG accounted for 39.4% of NFP’s revenue for the three months ended June 30, 2011. The financial information below relates to the CCG for the periods presented (in millions):

	Three Months Ended June 30,
	2011	2010	$ Change	% Change
Revenue:
Commissions and fees	$94.3	$89.5	$4.8	5.4%

Operating expenses:
Commissions and fees	8.7	8.3	0.4	4.8%
Compensation expense	33.6	32.3	1.3	4.0%
Non-compensation expense	18.0	18.8	(0.8)	-4.3%
Management fees	17.4	15.0	2.4	16.0%
Amortization of intangibles	5.1	5.3	(0.2)	-3.8%
Depreciation	1.6	1.5	0.1	6.7%
Impairment of goodwill and intangible assets	—	—	—	N/M
Gain on sale of businesses, net	—	(6.8)	6.8	-100.0%

Total operating expenses	84.4	74.4	10.0	13.4%

Income from operations	$9.9	$15.1	$(5.2)	-34.4%

Commission expense ratio	9.2%	9.3%
Compensation expense ratio	35.6%	36.1%
Non-compensation expense ratio	19.1%	21.0%
Management fees as a percentage of revenue	18.5%	16.8%

N/M  indicates the metric is not meaningful

Summary

Income from operations. Income from operations decreased $5.2 million in the three months ended June 30, 2011, as compared to the three months ended June 30, 2010. Income from operations decreased primarily due to a decrease in gains on sale of businesses.

Revenue

Commissions and fees. Commissions and fees revenue increased $4.8 million for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010. Excluding the impact of dispositions of $1.2 million, existing firms within the CCG saw an increase in revenue of $6.0 million, driven by new clients and product sales.

Operating expenses

Commissions and fees. Commissions and fees expense increased $0.4 million, or 4.8%, in the three months ended June 30, 2011 compared with the same period last year. The percentage increase in commission expense in the CCG was in line with the percentage increase in revenue.

Compensation expense. Compensation expense increased $1.3 million in the three months ended June 30, 2011 compared with the same period last year. Excluding dispositions and corporate overhead of $1.4 million, compensation expense increased by $2.7 million, due to increased headcount at existing firms, an increase in production-based bonuses, and increases in salaries and wages.

Non-compensation expense. Non-compensation expense decreased $0.8 million in the three months ended June 30, 2011 compared with the same period last year. Excluding dispositions and corporate overhead of $1.2 million, non-compensation expense increased $0.4 million due to increases in promotional fees and technology development.

Management fees. Management fees increased $2.4 million in the three months ended June 30, 2011 compared with the same period last year. Adjusted income before management fees was $40.3 million for the three months ended June 30, 2011, an increase of $3.8 million, or 10.4%, from adjusted income before management fees of $36.5 million in the same period last year. Management fees as a percentage of adjusted income before management fees increased to 43.1% for the three months ended June 30, 2011 from 41.2% for the three months ended June 30, 2010. The increase in management fees was commensurate with an improvement in firm performance, offset by a decrease in stock-based compensation related to the EIP.

Gain on sale of businesses. During the three months ended June 30, 2010, the CCG recognized a net gain on sale of businesses totaling $6.8 million. During the second quarter of 2010, the CCG disposed of one subsidiary, and contributed certain assets of a wholly-owned subsidiary to a newly formed entity in exchange for preferred units. The contribution of assets resulted in a deconsolidation and remeasurement of the Company’s retained investment for an overall gain of $9.2 million. During the second quarter of 2011, there were no such transactions.

Individual Client Group

The ICG accounted for 34.2% of NFP’s revenue for the three months ended June 30, 2011. The financial information below relates to the ICG for the periods presented (in millions):

	Three Months Ended June 30,
	2011	2010	$ Change	% Change
Revenue:
Commissions and fees	$81.9	$91.4	$(9.5)	-10.4%

Operating expenses:
Commissions and fees	15.9	20.2	(4.3)	-21.3%
Compensation expense	26.1	27.8	(1.7)	-6.1%
Non-compensation expense	15.0	16.9	(1.9)	-11.2%
Management fees	14.5	17.5	(3.0)	-17.1%
Amortization of intangibles	2.8	2.9	(0.1)	-3.4%
Depreciation	1.1	1.2	(0.1)	-8.3%
Impairment of goodwill and intangible assets	0.9	—	0.9	N/M
Gain on sale of businesses, net	—	(0.8)	0.8	-100.0%

Total operating expenses	76.3	85.7	(9.4)	-11.0%

Income from operations	$5.6	$5.7	$(0.1)	-1.8%

Commission expense ratio	19.4%	22.1%
Compensation expense ratio	31.9%	30.4%
Non-compensation expense ratio	18.3%	18.5%
Management fees as a percentage of revenue	17.7%	19.1%

N/M  indicates the metric is not meaningful

Summary

Income from operations. Income from operations remained relatively stable at $5.6 million for the three months ended June 30, 2011 compared with $5.7 million for the three months ended June 30, 2010. Income from operations declined due to decreases in revenue and decreases in gains on sale of businesses as well as an increase in impairments of goodwill and intangible assets. These decreases were almost fully offset by decreases in commissions and fees expense, compensation expense, non-compensation expense, and management fees.

Revenue

Commissions and fees. Commissions and fees revenue decreased $9.5 million in the three months ended June 30, 2011 compared with the same period last year. Results in the ICG were driven by marketplace uncertainty facing the life insurance business in the second quarter of 2011.

Operating expenses

Commissions and fees. Commissions and fees expense decreased $4.3 million in the three months ended June 30, 2011 compared with the same period last year. Commissions and fees expense decreased due to declines in overall revenue.

Compensation expense. Compensation expense decreased $1.7 million in the three months ended June 30, 2011 compared with the same period last year. The decrease related to a higher variable compensation accrual in the second quarter of 2010 due to lower revenue, which did not occur in the second quarter of 2011. In addition, there was a reduction in corporate overhead.

Non-compensation expense. Non-compensation expense decreased $1.9 million in the three months ended June 30, 2011 compared with the same period last year. The decline was a result of overall reductions in ICG spending.

Management fees. Management fees decreased $3.0 million in the three months ended June 30, 2011 compared with the same period last year. Adjusted income before management fees was $27.6 million for the three months ended June 30, 2011, a decrease of $2.8 million, or 9.2%, from adjusted income before management fees of $30.4 million in the same period last year. Management fees as a percentage of adjusted income before management fees decreased to 52.7% for the three months ended June 30, 2011 from 57.6% for the three months ended June 30, 2010. Management fees declined commensurate with firm performance, and a decrease in stock-based compensation related to the EIP.

Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets increased $0.9 million. The impairment in 2011 related to a firm that will be disposed.

Gain on sale of businesses. During the second quarter of 2010, the ICG recognized a net gain from the disposition of three subsidiaries and the sale of certain assets of another subsidiary totaling $0.8 million. During the second quarter of 2011, there were no such dispositions.

Advisor Services Group

The ASG accounted for 26.4% of NFP’s revenue for the three months ended June 30, 2011. The financial information below relates to the ASG for the periods presented (in millions):

	Three Months Ended June 30,
	2011	2010	$ Change	% Change
Revenue:
Commissions and fees	$63.2	$54.0	$9.2	17.0%

Operating expenses:
Commissions and fees	52.3	44.9	7.4	16.5%
Compensation expense	3.9	3.6	0.3	8.3%
Non-compensation expense	4.0	3.2	0.8	25.0%
Management fees	—	—	—	N/M
Amortization of intangibles	—	—	—	N/M
Depreciation	0.3	0.3	—	0.0%
Impairment of goodwill and intangible assets	—	—	—	N/M
Gain on sale of businesses, net	—	—	—	N/M

Total operating expenses	60.5	52.0	8.5	16.3%

Income from operations	$2.7	$2.0	$0.7	35.0%

Commission expense ratio	82.8%	83.1%
Compensation expense ratio	6.2%	6.7%
Non-compensation expense ratio	6.3%	5.9%
Management fees as a percentage of revenue	N/M	N/M

N/M  indicates the metric is not meaningful

Summary

Income from operations. Income from operations increased $0.7 million in the three months ended June 30, 2011, as compared to the three months ended June 30, 2010. Income from operations increased due to an increase in revenue which was partially offset by a commensurate increase in commissions and fees expense, as well as increases in compensation and non-compensation expense.

Revenue

Commissions and fees. Commissions and fees increased $9.2 million in the three months ended June 30, 2011 compared to the same period last year. Results in the ASG were driven by general improvements in the financial markets, in particular, by increased sales of certain variable annuity products, and an increase in assets under management. Assets under management for the ASG increased 22.2% to $10.0 billion as of June 30, 2011 compared to $8.2 billion as of June 30, 2010.

Operating expenses

Commissions and fees. Commissions and fees expense increased $7.4 million in the three months ended June 30, 2011 compared with the same period last year. The increase in commission payouts at the ASG was proportional to the increase in revenue.

Corporate Items

The financial information below relates to items not allocated to any of NFP’s three reportable segments for the periods presented (in millions):

	Three Months Ended June 30,
	2011	2010	$ Change	% Change
Consolidated income from operations	$18.2	$22.8	$(4.6)	-20.2%

Interest income	0.9	0.9	—	0.0%
Interest expense	(4.0)	(4.9)	0.9	-18.4%
Other, net	1.3	2.0	(0.7)	-35.0%

Non-operating income and expenses, net	(1.8)	(2.0)	0.2	-10.0%

Income before income taxes	16.5	20.8	(4.3)	-20.7%
Income tax expense	7.0	8.7	(1.7)	-19.5%

Net income	$9.5	$12.1	$(2.6)	-21.5%

N/M   indicates the metric is not meaningful

Interest expense. Interest expense decreased $0.9 million in the three months ended June 30, 2011 compared with the same period last year. The decrease was primarily due to NFP’s 2010 refinancing, which involved terminating NFP’s prior credit facility and entering into a new $225.0 million credit facility (the “2010 Credit Facility”), as well as retiring NFP’s 0.75% convertible senior notes due February 1, 2012 (the “2007 Notes”) and issuing new 4.0% convertible senior notes due June 15, 2017 (the “2010 Notes”). For a full description of the refinancing, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Borrowings” in NFP’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 10-K”). Interest expense accretion declined from $3.1 million during the three months ended June 30, 2010 to $1.1 million for the three months ended June 30, 2011. This decline in interest expense accretion was offset by an increase of $1.0 million relating to the higher coupon rate on the 2010 Notes and an increase in the average borrowings relating to NFP’s 2010 Credit Facility.

Other, net. Other, net income, which primarily consists of income from equity method investments, rental income, and net expenses relating to the settlement of legal matters, decreased $0.7 million in the three months ended June 30, 2011 compared with the same period last year. The decline of other, net income relates to a $1.4 million payment, attributable to the settlement of a legal matter involving a Company subsidiary, which was paid in full in the second quarter of 2011. This one-time payment was offset by an increase of $0.4 million that is attributable to an increase in the cash surrender value relating to the Company’s deferred compensation plan, and $0.3 million related to income from an equity method investment.

Income tax expense. Income tax expense was $7.0 million in the three months ended June 30, 2011 compared with income tax expense of $8.7 million in the same period during the prior year. The effective tax rate for the three months ended June 30, 2011 was 42.4%. This compares with an effective tax rate of 42.0% for the three months ended June 30, 2010. The effective tax rate for the second quarter of 2011 was higher than the second quarter of 2010 due to changes in state income taxes and adjustments to deferred taxes for future repatriation of foreign earnings. The estimated effective tax rate may be affected by future impairments, restructurings, state tax changes and factors which may be recognized as discrete items in the quarters in which they arise and, as a result, may impact income tax expense both in terms of absolute dollars and as a percentage of income before income taxes.

Six months ended June 30, 2011 compared with six months ended June 30, 2010

Corporate Client Group

The CCG accounted for 40.1% of NFP’s revenue for the six months ended June 30, 2011. The financial information below relates to the CCG for the periods presented (in millions):

	Six Months Ended June 30,
	2011	2010	$ Change	% Change
Revenue:
Commissions and fees	$189.8	$184.8	$5.0	2.7%

Operating expenses:
Commissions and fees	19.8	16.3	3.5	21.5%
Compensation expense	67.5	65.4	2.1	3.2%
Non-compensation expense	36.1	38.4	(2.3)	-6.0%
Management fees	31.9	30.2	1.7	5.6%
Amortization of intangibles	10.3	10.6	(0.3)	-2.8%
Depreciation	3.2	3.1	0.1	3.2%
Impairment of goodwill and intangible assets	—	1.9	(1.9)	-100.0%
Gain on sale of businesses, net	—	(8.2)	8.2	-100.0%

Total operating expenses	168.8	157.7	11.1	7.0%

Income from operations	$21.0	$27.1	$(6.1)	-22.5%

Commission expense ratio	10.4%	8.8%
Compensation expense ratio	35.6%	35.4%
Non-compensation operating expense ratio	19.0%	20.8%
Management fees as a percentage of revenue	16.8%	16.3%

Summary

Income from operations. Income from operations decreased $6.1 million in the six months ended June 30, 2011, as compared to the six months ended June 30, 2010. Income from operations declined primarily due to a decrease in gain on sale of businesses.

Revenue

Commissions and fees. Commissions and fees revenue increased $5.0 million for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010. Excluding the impact of dispositions of $4.2 million, existing firms within the CCG saw an increase of $9.2 million in revenue, driven by new clients and product sales.

Operating expenses

Commissions and fees. Commissions and fees expense increased $3.5 million in the six months ended June 30, 2011 compared with the same period last year. The overall increase in commissions and fees expense was largely attributable to the growth in one business that is being serviced through an independent contractor whose expense runs through commissions rather than compensation. Excluding the impact of this business, commission expense increased in line with revenue.

Compensation expense. Compensation expense increased $2.1 million in the six months ended June 30, 2011 compared with the same period last year. Excluding dispositions and corporate overhead of $2.5 million, compensation expense increased by $4.6 million, due to sub-acquisition activity, increases in production-based bonuses, and increases in salaries and wages.

Non-compensation expense. Non-compensation expense decreased $2.3 million in the six months ended June 30, 2011 compared with the same period last year. Excluding dispositions and corporate overhead of $2.1 million, non-compensation expense remained relatively flat with a total decrease of less than 1% or $0.2 million.

Management fees. Management fees increased $1.7 million in the six months ended June 30, 2011 compared with the same period last year. Adjusted income before management fees was $79.9 million for the six months ended June 30, 2011, an increase of $2.2 million, or 2.8%, from adjusted income before management fees of $77.7 million in the same period last year. Management fees as a percentage of adjusted income before management fees also increased to 39.9% for the six months ended June 30, 2011 from 38.8% for the six months ended June 30, 2010. Management fees increased commensurate with firm performance, offset by a decrease in stock-based compensation related to the EIP.

Gain on sale of businesses. During the six months ended June 30, 2010, the CCG recognized a gain on sale of businesses totaling $8.2 million. During the six months ended June 30, 2010, the CCG disposed of three subsidiaries and contributed certain assets of a wholly-owned subsidiary to a newly formed entity in exchange for preferred units. The contribution of assets resulted in a deconsolidation and remeasurement of the Company’s retained investment for an overall gain of $9.2 million. During the six months ended June 30, 2011, there were no such transactions.

Individual Client Group

The ICG accounted for 33.8% of NFP’s revenue for the six months ended June 30, 2011. The financial information below relates to the ICG for the periods presented (in millions):

	Six Months Ended June 30,
	2011	2010	$ Change	% Change
Revenue:
Commissions and fees	$159.7	$170.1	$(10.4)	-6.1%

Operating expenses:
Commissions and fees	34.2	38.6	(4.4)	-11.4%
Compensation expense	55.1	56.1	(1.0)	-1.8%
Non-compensation expense	32.0	34.4	(2.4)	-7.0%
Management fees	24.6	26.0	(1.4)	-5.4%
Amortization of intangibles	5.6	5.9	(0.3)	-5.1%
Depreciation	2.3	2.2	0.1	4.5%
Impairment of goodwill and intangible assets	0.9	1.0	(0.1)	-10.0%
Gain on sale of businesses, net	—	(1.7)	1.7	-100.0%

Total operating expenses	154.7	162.5	(7.8)	-4.8%

Income from operations	$5.0	$7.6	$(2.6)	-34.2%

Commission expense ratio	21.4%	22.7%
Compensation expense ratio	34.5%	33.0%
Non-compensation operating expense ratio	20.0%	20.2%
Management fees as a percentage of revenue	15.4%	15.3%

Summary

Income from operations. Income from operations decreased $2.6 million for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. Income from operations declined due to decreases in revenue and gains on sale of businesses. These decreases were partially offset by decreases in commissions and fees expense, compensation expense, non-compensation expense, and management fees.

Revenue

Commissions and fees. Commissions and fees decreased $10.4 million in the six months ended June 30, 2011 compared with the same period last year. Excluding the impact of dispositions of $1.5 million, existing firms within the ICG saw a decrease of $8.9 million in revenue. Results in the ICG were driven by a continuation of marketplace uncertainty facing the life insurance business in the first and second quarters of 2011.

Operating expenses

Commissions and fees. Commissions and fees expense decreased $4.4 million in the six months ended June 30, 2011 compared with the same period last year. Excluding the impact of dispositions of $0.9 million, commission expense decreased by $3.5 million, which is attributable to the overall decline in revenue.

Compensation expense. Compensation expense decreased $1.0 million in the six months ended June 30, 2011 compared with the same period last year. Excluding the impact of dispositions of $0.5 million, compensation expense decreased by $0.5 million, resulting from a reduction in corporate overhead.

Non-compensation expense. Non-compensation expense decreased $2.4 million in the six months ended June 30, 2011 compared with the same period last year. Excluding the impact of dispositions of $0.6 million, non-compensation expense decreased by $1.8 million due to overall reductions in ICG spending.

Management fees. Management fees decreased $1.4 million in the six months ended June 30, 2011 compared with the same period last year. Adjusted income before management fees was $49.4 million for the six months ended June 30, 2010 compared with $46.6 million for the six months ended June 30, 2011. Management fees as a percentage of adjusted income before management fees increased to 52.9% for the six months ended June 30, 2011 from 52.7% for the six months ended June 30, 2010. Management fees declined commensurate with firm performance and a decrease in stock-based compensation related to the EIP.

Gain on sale of businesses. During the six months ended June 30, 2010, the ICG recognized a net gain from the disposition of seven subsidiaries and the sale of certain assets of another subsidiary totaling $1.7 million. During the six months ended June 30, 2011, there were no such dispositions.

Advisor Services Group

The ASG accounted for 26.1% of NFP’s revenue for the six months ended June 30, 2011. The financial information below relates to the ASG for the periods presented (in millions):

	Six Months Ended June 30,
	2011	2010	$ Change	% Change
Revenue:
Commissions and fees	$123.2	$105.3	$17.9	17.0%

Operating expenses:
Commissions and fees	102.0	86.8	15.2	17.5%
Compensation expense	7.9	7.5	0.4	5.3%
Non-compensation expense	7.5	6.6	0.9	13.6%
Management fees	—	—	—	N/M
Amortization of intangibles	—	—	—	N/M
Depreciation	0.6	0.7	(0.1)	-14.3%
Impairment of goodwill and intangible assets	—	—	—	N/M
Gain on sale of businesses, net	—	—	—	N/M

Total operating expenses	118.0	101.6	16.4	16.1%

Income from operations	$5.2	$3.7	$1.5	40.5%

Commission expense ratio	82.8%	82.4%
Compensation expense ratio	6.4%	7.1%
Non-compensation operating expense ratio	6.1%	6.3%
Management fees as a percentage of revenue	N/M	N/M

Summary

Income from operations. Income from operations increased $1.5 million in the six months ended June 30, 2011, as compared to the six months ended June 30, 2010. Income from operations increased due to an increase in revenue which was partially offset by a commensurate increase in commissions and fees, as well as slight increases in compensation and non-compensation expense.

Revenue

Commissions and fees. Commissions and fees increased $17.9 million in the six months ended June 30, 2011 compared to the same period last year. Results in the ASG were driven by general improvements in the financial markets, in particular, by increased sales of certain variable annuity products, and an increase in assets under management. Assets under management for the ASG increased 22.2% to $10.0 billion as of June 30, 2011 compared to $8.2 billion as of June 30, 2010.

Operating expenses

Commissions and fees. Commissions and fees expense increased $15.2 million in the six months ended June 30, 2011 compared with the same period last year. The increase in commission payouts at the ASG was generally commensurate with the increase in revenue.

Corporate Items

The financial information below relates to items not allocated to any of NFP’s three reportable segments for the periods presented (in millions):

	Six Months Ended June 30,
	2011	2010	$ Change	% Change
Consolidated income (loss) from operations	$31.2	$38.4	$(7.2)	-18.8%

Interest income	1.9	1.8	0.1	5.6%
Interest expense	(7.7)	(9.5)	1.8	-18.9%
Other, net	4.5	2.7	1.8	66.7%

Non-operating income and expenses, net	(1.3)	(5.0)	3.7	-74.0%

Income before income taxes	29.9	33.4	(3.5)	-10.5%
Income tax expense	13.5	14.3	(0.8)	-5.6%

Net income	$16.4	$19.1	$(2.7)	-14.1%

Interest expense. Interest expense decreased $1.8 million in the six months ended June 30, 2011 compared with the same period last year. The decrease was primarily due to NFP’s 2010 refinancing, which involved terminating NFP’s prior credit facility and entering into the 2010 Credit Facility, as well as retiring NFP’s 2007 Notes and issuing the 2010 Notes. For a full description of the refinancing, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Borrowings” in the 2010 10-K. Interest expense accretion declined from $6.0 million during the six months ended June 30, 2010 to $2.1 million for the six months ended June 30, 2011. This decline in interest expense accretion was offset by an increase of $2.0 million relating to the higher coupon rate on NFP’s 2010 Notes and an increase in the average borrowings relating to the 2010 Credit Facility.

Other, net. Other, net income, which primarily consists of income from equity method investments, rental income, and net expenses relating to the settlement of legal matters, increased $1.8 million in the six months ended June 30, 2011 compared with the same period last year. The increase was due to an increase of $0.6 million of rental income, $0.6 million related to income from an equity method investment, $1.0 million relating to the satisfaction of amounts due from a principal, and a $0.9 million increase attributable to an increase in the cash surrender value and a reduction in asset appreciation in the Company’s deferred compensation plan. These increases were offset by a $1.4 million payment that is attributable to the settlement of a legal matter involving a Company subsidiary, which was paid in full in the second quarter of 2011.

Income tax expense. Income tax expense was $13.5 million in the six months ended June 30, 2011 compared with income tax expense of $14.3 million in the same period during the prior year. The effective tax rate for the six months ended June 30, 2011 was 45.2%. This compares with an effective tax rate of 42.9% for the six months ended June 30, 2010. The effective tax rate for the six months ended June 30, 2011 was higher than for the six months ended June 30, 2010 due to changes in state income taxes, adjustments to deferred taxes for future repatriation of foreign earnings and changes in unrecognized tax benefits and other deferred tax adjustments that are treated discretely. The estimated effective tax rate may be affected by future impairments, restructurings, state tax changes and factors which may be recognized as discrete items in the quarters in which they arise and, as a result, may impact income tax expense both in terms of absolute dollars and as a percentage of income before income taxes.

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

However, this pattern has not occurred year to date, because cash flow was sufficient to fund management fees to principals of firms that performed in excess of target earnings and the Company did not make any material acquisitions during this period. This pattern could change to the extent acquisitions or sub-acquisitions increase, or as capital is deployed for other uses.

A summary of the changes in cash flow data is provided as follows:

	Six Months Ended June 30,
(in thousands)	2011	2010
Net cash flows provided by (used in):
Operating activities	$33,931	$42,156
Investing activities	(8,645)	(9,241)
Financing activities	(15,495)	68,860

Net increase in cash and cash equivalents	9,791	101,775
Cash and cash equivalents - beginning of period	128,830	55,994

Cash and cash equivalents - end of period	$138,621	$157,769

NFP periodically assesses the impact of market developments, including reviewing access to liquidity in the capital and credit markets. Given NFP’s recent recapitalization transactions, the Company anticipates that short/medium-term liquidity and capital needs have currently been addressed, although such needs may change in the future. Further, the Company’s ability to access capital is subject to the restrictions in the 2010 Credit Facility. To the extent that financing needs change due to changing business needs, or to the extent the general economic environment changes, an evaluation of access to the credit markets and capital will be performed. Continuing uncertain conditions in these markets may adversely affect the Company. See “Note 7—Borrowings” to the Consolidated Financial Statements (Unaudited) contained in this report for a discussion of the 2010 Credit Facility.

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

On April 28, 2011, NFP’s Board of Directors authorized the repurchase of up to $50.0 million of NFP’s common stock on the open market, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors, including capital availability, share price and market conditions. During the three months ended June 30, 2011, 731,000 shares were repurchased under this program at a weighted average cost of $12.04 per share and a total cost of approximately $8.8 million. See also “Note 9—Stockholders’ Equity—Stock Repurchases” to the Consolidated Financial Statements (Unaudited) contained in this report.

Operating Activities

During the six months ended June 30, 2011, cash provided by operating activities was approximately $34.0 million compared with cash provided by operating activities of $42.2 million for the six months ended June 30, 2010. The decline in operating cash flow for the six months ended June 30, 2011 as compared with the prior period was primarily due to a decrease in accounts payable related to commission payments on a particularly large transaction that was accrued for at December 31, 2010 and an increase in other assets relating to the pre-funding of the Company’s July 1, 2011 payroll. These uses of cash were partially offset by a decrease in notes receivable and a decrease in income taxes.

Some of the Company’s businesses maintain premium trust accounts, which represent payments collected from policyholders on behalf of carriers. Funds held in these accounts are invested in cash, cash equivalents and securities purchased under resale agreements overnight. At June 30, 2011, the Company had cash, cash equivalents and securities purchased under resale agreements in premium trust accounts listed as fiduciary funds related to premium trust accounts on its balance sheet of $72.5 million, a decrease of $10.1 million from the balance of $82.6 million from December 31, 2010, offset by a corresponding premium payable to carriers of $74.2 million at June 30, 2011 compared with $83.1 million at June 30, 2010. Changes in these accounts are the result of timing of payments collected from insureds on behalf of insurance carriers.

Investing Activities

During the six months ended June 30, 2011, cash used in investing activities was $8.6 million, which was primarily due to $4.6 million paid for purchases of property and equipment and approximately $4.0 million paid as payments for businesses. During the six months ended June 30, 2010, cash used in investing activities was $9.2 million, which was primarily due to contingent consideration payments of $10.7 million.

Financing Activities

During the six months ended June 30, 2011, cash used in financing activities was approximately $15.5 million compared with cash provided by financing activities of approximately $68.9 million for the six months ended June 30, 2010. During the six months ended June 30, 2011, the primary uses of cash was the repurchase of common stock of approximately $8.8 million, as well as repayments of $6.3 million under the 2010 Credit Facility. During the six months ended June 30, 2010, cash provided by financing activities consisted mainly of $120.3 million in proceeds from the issuance of the 2010 Notes and $21.0 million in proceeds from the sale of warrants entered into concurrently with NFP’s offering of 2010 Notes, offset by the purchase of convertible note hedges of $33.9 million and repayments of outstanding amounts under the 2006 Credit Facility of $40.0 million.

For a full description of the 2010 refinancing, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Borrowings” in the 2010 10-K.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements, as defined by the SEC, include certain contractual arrangements pursuant to which a company has an obligation, such as certain contingent obligations, certain guarantee contracts, retained or contingent interest in assets transferred to an unconsolidated entity, certain derivative instruments classified as equity or material variable interests in unconsolidated entities that provide financing, liquidity, market risk or credit risk support. Disclosure is required for any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on the Company’s financial condition, results of operations, liquidity or capital resources. The Company does not generally enter into off-balance sheet arrangements, as defined, other than those described in “Note 11—Commitments and Contingencies” to the Consolidated Financial Statements (Unaudited) contained in this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to various market risks in its daily operations. Changes in interest rates, creditworthiness, the solvency of counterparties, equity securities pricing, or other market conditions could have a material impact on the Company’s results of operations.

In connection with the 2010 Credit Facility, NFP is exposed to changes in the benchmark interest rate, which is the London Interbank Offered Rate (“LIBOR”). To reduce this exposure, NFP executed a one-month LIBOR based interest rate swap (the “Swap”) on July 14, 2010 to hedge $50.0 million of general corporate variable debt based on one-month LIBOR, beginning on April 14, 2011. The Swap has been designated as a hedging instrument in a cash flow hedge of interest payments on $50.0 million of borrowings under the term loan portion of the 2010 Credit Facility by effectively converting a portion of the variable rate debt to a fixed rate basis. The Company manages the Swap’s counterparty exposure by considering the credit rating of the counterparty, the size of the Swap, and other financial commitments and exposures between the Company and the counterparty. The Swap is transacted under International Swaps and Derivatives Association (ISDA) documentation.

Based on the weighted average borrowings under NFP’s 2010 Credit Facility and prior credit agreement among NFP, the lenders party thereto and Bank of America, N.A., as administrative agent, dated as of August 22, 2006 and terminated on July 8, 2010, during the six months ended June 30, 2011 and 2010, respectively, a change in short-term interest rates of 100 basis points would have affected the Company’s pre-tax income by approximately $1.2 million in 2011 and $1.5 million in 2010.

The Company is further exposed to short-term interest rate risk because it holds cash and cash equivalents. These funds are denoted in fiduciary funds—restricted related to premium trust accounts. These funds cannot be used for general corporate purposes, and should not be considered a source of liquidity for the Company. Based on the weighted average amount of cash, cash equivalents and securities held in fiduciary funds—restricted related to premium trust accounts, a change in short-term interest rates of 100 basis points would have affected the Company’s pre-tax income by approximately $2.0 million in 2011 and $1.2 million in 2010.

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

The Company has market risk on the fees it earns that are based on the value of assets under management or the value of assets held in certain mutual fund accounts and variable insurance policies for which ongoing fees or commissions are paid. Movements in equity market prices, interest rates or credit spreads could cause the value of AUM to decline, which could result in lower fees to the Company. Certain of the Company’s performance-based fees are impacted by fluctuation in the market performance of the assets managed according to such arrangements. Additionally, through the Company’s broker-dealer subsidiaries, it has market risk on buy and sell transactions effected by its customers. The Company is contingently liable to its clearing brokers for margin requirements under customer margin securities transactions, the failure of delivery of securities sold or payment for securities purchased by a customer. If customers do not fulfill their obligations, a gain or loss could be suffered equal to the difference between a customer’s commitment and the market value of the underlying securities. The risk of default depends on the creditworthiness of the customers. The Company assesses the risk of default of each customer accepted to minimize its credit risk.

Finally, in connection with the offering of the 2010 Notes, NFP entered into the convertible note hedge and warrant transactions. Such convertible note hedge and warrant transactions are intended to lessen or eliminate the potential dilutive effect of the conversion feature of the 2010 Notes on NFP’s common stock.

Item 4. Controls and Procedures

As of the end of the period covered by this report, NFP’s management carried out an evaluation, under the supervision and with the participation of NFP’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of NFP’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO and CFO have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. There have been no changes in internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

See “Note 11—Commitments and Contingencies—Legal matters” to the Consolidated Financial Statements (Unaudited) contained in this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities

Since April 1, 2011 and through June 30, 2011, NFP has not issued any unregistered securities related to acquisition of firms, contingent consideration and other.

Since July 1, 2011 and through August 2, 2011, NFP did not issue any common stock relating to contingent consideration.

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

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2011 – April 30, 2011	—		$—	—		$50,000,000
May 1, 2011 – May 31, 2011	105,200	(a)	12.88	105,200	(a)	48,645,000
June 1, 2011 – June 30, 2011	627,656	(b)	11.90	625,800	(a)	41,196,000

Total	732,856		$12.04	731,000		$41,196,000

(a)	On April 28, 2011, NFP’s Board of Directors authorized the repurchase of up to $50.0 million of NFP’s common stock on the open market, at times and in such amounts as management deems appropriate.
(b)	1,856 shares were reacquired relating to the satisfaction of a promissory note. There was no gain or loss associated with this transaction. The remaining 625,800 shares were reacquired as part of the stock repurchase program, see note (a).

EXHIBIT INDEX

Item 6. Exhibits

Exhibit No.	Description

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Financial Partners Corp.

Signature	Title	Date

/S / JESSICA M. BIBLIOWICZ	Chairman, President and Chief Executive Officer	August 2, 2011
Jessica M. Bibliowicz

/S / DONNA J. BLANK	Executive Vice President and Chief Financial Officer	August 2, 2011
Donna J. Blank

EXHIBIT INDEX

Exhibit No.	Description

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.