Form 10-Q
period 2011-09-30
NATIONAL FINANCIAL PARTNERS CORP
filed 2011-11-01
CIK 1183186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

The number of outstanding shares of the registrant’s Common Stock, $0.10 par value, as of October 27, 2011 was 41,373,510.

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

These forward-looking statements are based on management’s current views with respect to future results. Forward-looking statements are based on beliefs and assumptions made by management using currently-available information, such as market and industry materials, experts’ reports and opinions, and current financial trends. These statements are only predictions and are not guarantees of future performance. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by a forward-looking statement. These risks and uncertainties include, without limitation: (1) NFP’s ability, through its operating structure, to respond quickly to operational, financial or regulatory situations impacting its businesses; (2) the ability of the Company’s businesses to perform successfully following acquisition, including through the diversification of product and service offerings, and NFP’s ability to manage its business effectively and profitably through its principals and the Company’s reportable segments; (3) the ability of the Company to execute on its strategy of increasing recurring revenue; (4) any losses that NFP may take with respect to dispositions, restructures or otherwise; (5) seasonality or an economic environment that results in fewer sales of financial products or services; (6) the impact of the adoption or change in interpretation of certain accounting treatments or policies and changes in underlying assumptions relating to such treatments or policies, which may lead to adverse financial statement results; (7) NFP’s success in acquiring and retaining high-quality independent financial services businesses; (8) the effectiveness or financial impact of NFP’s incentive plans; (9) adverse results or other consequences from matters including litigation, arbitration, settlements, regulatory investigations or compliance initiatives, such as those related to business practices, compensation agreements with insurance companies, policy rescissions or chargebacks, or activities within the life settlements industry; (10) adverse developments in the Company’s markets, such as those related to compensation agreements with insurance companies or activities within the life settlements industry, which could result in decreased sales of financial products or services; (11) NFP’s ability to operate effectively within the restrictive covenants of its credit facility; (12) changes that adversely affect NFP’s ability to manage its indebtedness or capital structure, including changes in interest rates or credit market conditions; (13) the impact of capital markets behavior, such as fluctuations in the price of NFP’s common stock, the dilutive impact of capital raising efforts or the impact of refinancing transactions; (14) the impact of legislation or regulations on NFP’s businesses, such as the possible adoption of exclusive federal regulation over interstate insurers, the uncertain impact of legislation regulating the financial services industry, such as the recent Dodd-Frank Wall Street Reform and Consumer Protection Act, the impact of newly-adopted healthcare legislation and resulting changes in business practices, or changes in regulations affecting the value or use of benefits programs, any of which may adversely affect the demand for or profitability of the Company’s services; (15) developments in the availability, pricing, design, tax treatment or underwriting of insurance products, revisions in mortality tables by life expectancy underwriters or changes in the Company’s relationships with insurance companies; (16) changes in premiums and commission rates or the rates of other fees paid to the Company’s businesses; (17) the reduction of the Company’s revenue and earnings due to the elimination or modification of compensation arrangements, including contingent compensation arrangements and the adoption of internal initiatives to enhance compensation transparency, including the transparency of fees paid for life settlements transactions; (18) the occurrence of adverse economic conditions or an adverse regulatory climate in New York, Florida or California; (19) the loss of services of key members of senior management; (20) the Company’s ability to compete against competitors with greater resources, such as those with greater name recognition; and (21) the Company’s ability to effect smooth succession planning.

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

Part I – Financial Information

Item 1. Financial Statements (Unaudited)

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(in thousands, except per share amounts)

	September 30, 2011	December 31, 2010
ASSETS

Current assets:
Cash and cash equivalents	$115,998	$128,830
Fiduciary funds - restricted related to premium trust accounts	79,552	82,647
Commissions, fees, and premiums receivable, net	91,283	120,572
Due from principals and/or certain entities they own	11,442	7,981
Notes receivable, net	4,454	6,128
Deferred tax assets	13,865	13,865
Other current assets	17,491	17,442

Total current assets	334,085	377,465

Property and equipment, net	34,778	37,359
Deferred tax assets	3,520	5,836
Intangibles, net	337,746	337,833
Goodwill, net	96,587	60,894
Notes receivable, net	26,021	30,724
Other non-current assets	41,465	42,952

Total assets	$874,202	$893,063

LIABILITIES

Current liabilities:
Premiums payable to insurance carriers	$83,417	$83,091
Current portion of long term debt	12,500	12,500
Income taxes payable	1,537	—
Due to principals and/or certain entities they own	25,606	37,406
Accounts payable	18,425	36,213
Accrued liabilities	60,119	55,673

Total current liabilities	201,604	224,883

Long term debt	96,875	106,250
Deferred tax liabilities	1,552	1,552
Convertible senior notes	90,778	87,581
Other non-current liabilities	75,189	64,585

Total liabilities	465,998	484,851

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value: Authorized 200,000 shares; none issued	—	—
Common stock, $0.10 par value: Authorized 180,000 shares; 46,559 and 45,963 issued and 41,704 and 43,502 outstanding, respectively	4,656	4,596
Additional paid-in capital	905,800	902,153
Accumulated deficit	(401,562)	(425,063)
Treasury stock, 4,855 and 2,461 shares, respectively, at cost	(99,632)	(73,458)
Accumulated other comprehensive loss	(1,058)	(16)

Total stockholders’ equity	408,204	408,212

Total liabilities and stockholders’ equity	$874,202	$893,063

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue:
Commissions and fees	$251,531	$237,478	$724,230	$697,641

Operating expenses:
Commissions and fees	80,297	70,731	236,283	212,458
Compensation expense	66,601	62,081	197,119	191,071
Non-compensation expense	39,252	37,784	114,832	117,147
Management fees	33,201	53,466	89,709	109,650
Amortization of intangibles	8,348	8,258	24,207	24,802
Depreciation	3,126	3,017	9,240	9,028
Impairment of goodwill and intangible assets	2,466	—	3,386	2,901
Loss (gain) on sale of businesses, net	40	(100)	53	(10,021)
Change in estimated acquisition earn-out payables	53	—	53	—

Total operating expenses	233,384	235,237	674,882	657,036

Income from operations	18,147	2,241	49,348	40,605

Non-operating income and expenses
Interest income	700	869	2,600	2,645
Interest expense	(4,006)	(4,990)	(11,751)	(14,449)
Gain on early extinguishment of debt	—	9,711	—	9,711
Other, net	1,303	2,845	5,818	5,516

Non-operating income and expenses, net	(2,003)	8,435	(3,333)	3,423

Income before income taxes	16,144	10,676	46,015	44,028
Income tax expense	6,823	2,446	20,328	16,739

Net income	$9,321	$8,230	$25,687	$27,289

Earnings per share:
Basic	$0.22	$0.19	$0.59	$0.65

Diluted	$0.21	$0.19	$0.58	$0.62

Weighted average shares outstanding
Basic	42,480	42,839	43,384	42,302

Diluted	43,476	44,316	44,375	43,831

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flow from operating activities:
Net income	$25,687	$27,289
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	—	284
Stock-based compensation	4,130	15,676
Impairment of goodwill and intangible assets	3,386	2,901
Amortization of intangibles	24,207	24,802
Depreciation	9,240	9,028
Accretion of senior convertible notes discount	3,197	7,027
Loss (gain) on sale of businesses, net	53	(10,021)
Change in estimated acquisition earn-out payables	53	—
Loss on sublease	—	1,766
Bad debt expense	2,349	2,697
Gain on early extinguishment of debt	—	(9,711)
Other, net	(1,515)	(1,493)
(Increase) decrease in operating assets:
Fiduciary funds-restricted related to premium trust accounts	7,687	(15,181)
Commissions, fees and premiums receivable, net	29,859	28,744
Due from principals and/or certain entities they own	(3,425)	(1,839)
Notes receivable, net – current	1,537	1,719
Other current assets	48	(7,657)
Notes receivable, net – non-current	1,916	(7,745)
Other non-current assets	2,830	680
Increase (decrease) in operating liabilities:
Premiums payable to insurance carriers	(3,753)	18,415
Income taxes payable	1,552	2,474
Due to principals and/or certain entities they own	(12,113)	(8,507)
Accounts payable	(18,152)	(4,013)
Accrued liabilities	200	1,905
Other non-current liabilities	797	(2,868)

Total adjustments	54,083	49,083

Net cash provided by operating activities	79,770	76,372

Cash flow from investing activities:
Proceeds from disposal of businesses	738	5,673
Purchases of property and equipment, net	(6,368)	(9,284)
Payments for acquired firms, net of cash	(48,535)	661
Payments for contingent consideration	(80)	(10,784)
Change in restricted cash	—	10,000

Net cash used in investing activities	(54,245)	(3,734)

Cash flow from financing activities:
Repayments of short term debt	—	(40,000)
Proceeds from long term debt	—	125,000
Repayment of long term debt	(9,375)	(3,125)
Long term debt costs	—	(3,923)
Proceeds from issuance of senior convertible notes	—	125,000
Senior convertible notes issuance costs	—	(4,129)
Repayment of senior convertible notes	—	(219,650)
Senior convertible notes tender offer costs	—	(800)
Purchase of call options	—	(33,913)
Sale of warrants	—	21,025
Proceeds from stock-based awards, including tax benefit	2,603	2,891
Shares cancelled to pay withholding taxes	(3,021)	(2,056)
Repurchase of common stock	(28,563)	—
Dividends paid	(1)	(67)

Net cash used in financing activities	(38,357)	(33,747)

Net (decrease) increase in cash and cash equivalents	(12,832)	38,891
Cash and cash equivalents, beginning of the period	128,830	55,994

Cash and cash equivalents, end of the period	$115,998	$94,885

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$15,812	$26,100

Cash paid for interest	$5,361	$3,281

Non-cash transactions:
See Note 10

See accompanying notes to consolidated financial statements.

Note 1—Nature of Operations

National Financial Partners Corp. (“NFP”), a Delaware corporation, was formed on August 27, 1998, but did not commence operations until January 1, 1999. NFP and its benefits, insurance and wealth management businesses (together with NFP, the “Company”), provide a full range of advisory and brokerage services to the Company’s clients. NFP serves corporate and high net worth individual clients throughout the United States and in Canada, with a focus on the middle market and entrepreneurs. As of September 30, 2011, the Company operated over 140 businesses.

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

Recently adopted accounting guidance

In April 2011, the FASB issued new guidance for disclosures relating to troubled debt restructurings. This update also provides clarifying guidance on a creditor’s evaluation of the following: (1) how a restructuring constitutes a concession; and (2) if the debtor is experiencing financial difficulties. The amendments in this update were effective beginning the quarter ended June 30, 2011, and were applied retrospectively to January 1, 2011, the beginning of the annual period of adoption. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

In September 2011, the FASB issued new guidance on testing goodwill for impairment. Pursuant to the new guidance an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss. Under the new guidance, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The new guidance does not change the current guidance for testing other indefinite lived intangible assets for impairment. The new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011. As of September 30, 2011, the Company has not elected to adopt the new guidance early, and when adopted, this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

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

Derivative Instruments

The Company has limited involvement with derivative financial instruments, and does not use financial instruments or derivatives for any trading or other speculative purposes. As of September 30, 2011, in connection with its credit facility, the Company had one interest rate swap agreement designated as a hedging instrument in a cash flow hedge. See “Note 8—Derivative Instruments and Hedging Activities.”

The Company recognizes derivative instruments as either assets or liabilities at fair value, and recognizes the changes in fair value of the derivative instruments based on the designation of the derivative. For derivative instruments that are designated and qualify as hedging instruments, the Company designates the hedging instrument based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge. As of September 30, 2011, the Company does not have any outstanding derivative instruments designated as a hedging instrument in fair value hedges. The effective portion of the changes in fair value of the derivative that is designated as a hedging instrument in a cash flow hedge is recorded as a component of accumulated other comprehensive loss. The ineffective portion of changes in the fair value of derivatives designated as cash flow hedges would be recorded in earnings. The Company reviews the effectiveness of its hedging instruments on a quarterly basis, and recognizes the current period hedge ineffectiveness immediately in earnings.

The designation of a derivative instrument as a hedge and its ability to meet the hedge accounting criteria determine how the change in fair value of the derivative instrument is reflected in its consolidated financial statements. A derivative qualifies for hedge accounting if, at inception, the Company expects the derivative to be highly effective in offsetting the underlying hedged cash flows or fair value and the Company fulfills the hedge documentation standards at the time the Company enters into the derivative contract. The asset or liability value of the derivative will change in tandem with its fair value. The Company records changes in fair value, for the qualifying cash flow hedge, in accumulated other comprehensive loss (“OCL”). The Company releases the derivative’s gain or loss from OCL to match the timing of the underlying hedged item’s effect on earnings.

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

During the three months ended September 30, 2011, the Company’s unrecognized tax benefits decreased by $1.3 million due to the lapse of applicable statutes of limitation. During the nine months ended September 30, 2011, the Company’s unrecognized tax benefits increased by $2.2 million as a result of tax positions taken in the current period and decreased by $1.3 million due to the lapse of applicable statutes of limitation, and the Company’s total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, increased by $0.9 million. The Company believes that it is reasonably possible that the total amounts of unrecognized tax benefits could significantly decrease within the next twelve months due to the settlement of state income tax audits and expiration of statutes of limitation in various federal and state and local jurisdictions, in an amount ranging from $1.9 million to $3.2 million based on current estimates.

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

Commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. First-year commissions are calculated as a percentage of the first twelve months’ premium on the policy and earned in the year that the policy is originated. In many cases, the Company receives renewal commissions for a period following the first year, if the policy remains in force. Insurance commissions are recognized as revenue when the following criteria are met: (1) the policy application and other carrier delivery requirements are substantially complete, (2) the premium is paid, and (3) the insured party is contractually committed to the purchase of the insurance policy. Carrier delivery requirements may include additional supporting documentation, signed amendments and premium payments. Commissions earned on renewal premiums are generally recognized upon receipt from the carrier, since that is typically when the Company is first notified that such commissions have been earned. The Company carries an allowance for policy cancellations, which approximated $1.2 million at both September 30, 2011 and 2010, that is periodically evaluated and adjusted as necessary. Miscellaneous commission adjustments are generally recorded as they occur. Some of the Company’s businesses also receive fees for the settlement of life insurance policies. These fees are generally based on a percentage of the settlement proceeds received by their clients, and recognized as revenue when the policy is transferred and the rescission period has ended. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. Contingent commissions are recorded as revenue after the contractual period or when cash is received.

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

Note 3—Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock.

The Company’s potentially dilutive shares include outstanding stock awards, shares issuable under the employee stock purchase plan, and stock-based contingent consideration. Diluted earnings per share may also reflect shares issuable upon conversion of the 4.0% convertible senior notes due June 15, 2017 (the “2010 Notes”), or an exercise of the warrants relating to the 2010 Notes (see “Note 7—Borrowings”).

Since the principal amount of the 2010 Notes will be settled in cash upon conversion, only the conversion premium relating to the 2010 Notes will be included in the calculation of diluted earnings per share. As such, the 2010 Notes will have no impact on diluted earnings per share until the average market price of NFP’s common stock exceeds the conversion price of $12.87. Similarly, the warrants will not have an impact on diluted earnings per share until the average market price of NFP’s common stock exceeds the exercise price of the warrants of $15.77. If the average market price of NFP’s stock exceeds the conversion or exercise price, the Company will include the effect of the additional shares that may be issued upon conversion of the 2010 Notes or exercise of the warrants using the treasury stock method in the diluted earnings per share calculation.

The call options to purchase NFP’s common stock, which were purchased to hedge against potential dilution upon conversion of the 2010 Notes (see “Note 7—Borrowings”), are not considered for purposes of calculating the total dilutive weighted average shares outstanding, as their effect would be anti-dilutive. Upon exercise, the call options will mitigate the dilutive effect of the 2010 Notes.

The computations of basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Basic:
Net income	9,321	8,230	25,687	27,289

Average shares outstanding	42,480	42,823	43,384	42,297
Contingent consideration and incentive payments	—	16	—	5

Total	42,480	42,839	43,384	42,302
Basic earnings per share	$0.22	$0.19	$0.59	$0.65

Diluted:
Net income	$9,321	$8,230	$25,687	$27,289

Average shares outstanding	42,480	42,823	43,384	42,297
Contingent consideration and incentive payments	—	16	—	16
Stock-based compensation	991	1,470	978	1,510
Convertible senior notes	—	—	8	—
Other	5	7	5	8

Total	43,476	44,316	44,375	43,831

Diluted earnings per share	$0.21	$0.19	$0.58	$0.62

For the three and nine months ended September 30, 2011 and 2010, the calculation of diluted earnings per share excluded approximately 0.8 million shares of stock-based awards, because the effect would be anti-dilutive.

Note 4—Acquisitions and Divestitures

Acquisitions

During the nine months ended September 30, 2011, NFP completed two acquisitions, and three sub-acquisitions.

During the nine months ended September 30, 2010, NFP completed one sub-acquisition, acquired the remaining interest in one joint venture for a de minimis amount, and acquired an additional 25% ownership from a previously held 50% interest. This last transaction was accounted for as a step acquisition under FASB’s business combination accounting guidance, which resulted in the entity becoming a consolidated subsidiary of NFP. As a result of obtaining a controlling interest, the previously held 50% interest was remeasured to fair value, resulting in a gain of $0.6 million, which was recognized in other, net under non-operating income and expenses in the consolidated statements of income.

The following table summarizes the consideration transferred to acquire the above entities and the estimated amounts of identifiable assets acquired and liabilities assumed at the acquisition date, as well as the fair value of the non-controlling interest at acquisition date:

	Nine Months Ended September 30,
	2011	2010

Consideration:
Cash	$48,993	$420
Recorded earn-out payable	12,528	—

Total	$61,521	$420

Other items to be allocated to identifiable assets acquired and liabilities assumed:

Fair value of controlling interest	$—	$628
Fair value of non-controlling interest	—	382
Gain recognized on step acquisition	—	564

Total	$61,521	$1,994

Allocation of purchase price:
Net tangible assets	$844	$—
Cost assigned to intangibles:
Book of Business	$18,564	$38
Management Contract	5,395	—
Non-Compete Agreement	3,783	—
Goodwill, net of deferred taxes of $3,028 in 2011	32,935	1,956

Total	$61,521	$1,994

Of the total goodwill of $32.9 million, $20.0 million is currently deductible for income tax purposes and $2.7 million is non-deductible. The remaining $10.2 million relates to the earn-out payables and will not be deductible until it is earned and paid.

For acquisitions consummated prior to January 1, 2009, contingent consideration is recorded as an adjustment to purchase price when the contingencies are settled. For the nine months ended September 30, 2011, the additional consideration paid by the Company as a result of these adjustments was less than $0.1 million, all of which was allocated to goodwill and paid in cash. For the nine months ended September 30, 2010, the additional consideration paid by the Company as a result of these adjustments totaled $15.8 million, all of which was allocated to goodwill. Of the $15.8 million additional consideration paid, $10.8 million was paid in cash, and $5.0 million was paid through the issuance of 648,394 shares of common stock.

For acquisitions completed after January 1, 2009, earn-out payables are recorded at fair value at the acquisition date and are included on that basis in the purchase price consideration at the time of the acquisition with subsequent adjustments recorded in the consolidated statements of income. The estimated initial earn-out payable included in the purchase price was based on NFP’s probability assessment at the time of closing of earnings achievements during the earn-out period. In developing these estimates, the Company considered earnings projections, historical results, the general macroeconomic environment and industry trends. This fair value measurement is based on significant inputs not observed in the market and represents a Level 3 measurement. For the nine months ended September 30, 2011, the Company paid $0.2 million in cash in connection with earn-out payables, whereas for the nine months ended September 30, 2010, there were no payments made in connection with earn-out payables.

The results of operations for the acquisitions completed during 2011 have been combined with those of the Company since their respective acquisition dates. If the acquisitions had occurred as of the beginning of the respective periods, the Company’s results of operations would be as shown in the following table. These unaudited pro forma results are not necessarily indicative of the actual results of operations that would have occurred had the acquisitions actually been made at the beginning of the respective periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Total revenues	$253,574	$244,172	$743,694	$718,414
Income before income taxes	16,593	11,945	50,523	47,835
Net income	9,494	9,208	27,418	29,648
Net income per share:
Basic	$0.22	$0.21	$0.63	$0.70
Diluted	$0.21	$0.21	$0.62	$0.68
Weighted average number of shares outstanding:
Basic	42,480	42,839	43,384	42,302
Diluted	43,476	44,316	44,375	43,831

Divestitures

During the nine months ended September 30, 2011, the Company disposed of one business, receiving an aggregate consideration of $0.2 million in cash and 766 shares of NFP common stock with a value of less than $0.1 million, which resulted in a loss on sale of businesses, net in the Company’s consolidated statements of income. The Company also reduced its minority interest in an equity investment, receiving an aggregate consideration of $0.5 million in cash, and recognizing a net gain of $0.3 million, which is reflected in other, net under non-operating income and expenses in the Company’s consolidated statements of income. During the third quarter of 2011, the Company also entered into an agreement to dispose of one business, which is expected to close in the fourth quarter of 2011.

During the nine months ended September 30, 2010, the Company sold 10 subsidiaries and certain assets of two subsidiaries, receiving aggregate consideration of $5.7 million in cash, $1.1 million in promissory notes and 36,196 shares of NFP common stock with a value of $0.5 million. The Company recognized a net gain from these transactions of $10.4 million and a net loss of $0.4 million related to adjustments from prior year divestures for the nine months ended September 30, 2010. Of the $10.4 million gain, $9.2 million was related to the remeasurement of a non-controlling interest in a joint venture which was formed with the contribution of assets of a subsidiary.

Note 5—Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2011 are as follows:

	Corporate Client Group	Individual Client Group	Total
Balance as of January 1, 2011
Goodwill, net of accumulated amortization	$388,305	$319,069	$707,374
Prior years accumulated impairments	(351,442)	(295,038)	(646,480)

	36,863	24,031	60,894

Goodwill acquired during the year, including goodwill related to deferred tax liability of $3,028	35,963	—	35,963
Contingent consideration accrual, firm disposals, firm restructures and other	(350)	80	(270)
Impairments of goodwill for the period	—	—	—

Total as of September 30, 2011	$72,476	$24,111	$96,587

Acquired intangible assets

	As of September 30, 2011
	Corporate Client Group		Individual Client Group		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing identified intangible assets:
Book of Business	$183,283	$(101,512)	$45,072	$(36,902)	$228,355	$(138,414)
Management Contracts	150,632	(39,128)	176,401	(58,538)	327,033	(97,666)
Institutional Customer Relationships	—	—	15,700	(5,670)	15,700	(5,670)
Non-Compete Agreement	3,783	(158)	—	—	3,783	(158)

Total	$337,698	$(140,798)	$237,173	$(101,110)	$574,871	$(241,908)

Non-amortizing intangible assets:
Goodwill	$73,061	$(585)	$25,511	$(1,400)	$98,572	$(1,985)
Trade name	723	(26)	4,118	(32)	4,841	(58)

Total	$73,784	$(611)	$29,629	$(1,432)	$103,413	$(2,043)

	As of December 31, 2010
	Corporate Client Group		Individual Client Group		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing identified intangible assets:
Book of Business	$164,719	$(90,188)	$45,191	$(34,758)	$209,910	$(124,946)
Management Contracts	145,237	(34,698)	180,578	(53,715)	325,815	(88,413)
Institutional Customer Relationships	—	—	15,700	(5,016)	15,700	(5,016)
Non-Compete Agreement	—	—	—	—	—	—

Total	$309,956	$(124,886)	$241,469	$(93,489)	$551,425	$(218,375)

Non-amortizing intangible assets:
Goodwill	$37,588	$(725)	$25,814	$(1,783)	$63,402	$(2,508)
Trade name	723	(26)	4,118	(32)	4,841	(58)

Total	$38,311	$(751)	$29,932	$(1,815)	$68,243	$(2,566)

Aggregate amortization expense for intangible assets subject to amortization for the nine months ended September 30, 2011 was $24.2 million. Intangibles related to book of business, management contracts, institutional customer relationships and non-compete agreements are amortized over a 10-year, 25-year, 18-year, and 6-year period respectively. Based on the Company’s acquisitions as of September 30, 2011, estimated amortization expense for each of the next five years is $33.6 million per year.

Impairment of goodwill and intangible assets

The Company tests goodwill and intangible assets for impairment at least annually or more often if conditions indicate a possible impairment. During the nine months ended September 30, 2011 and 2010, long-lived assets held and used with a carrying amount of $336.4 million and $344.0 million, respectively, were written down to their respective fair values of $333.0 million and $341.1 million. This resulted in an impairment charge of $3.4 million and $2.9 million for amortizing intangibles, which was included in earnings for the nine months ended September 30, 2011 and 2010, respectively. The impairment in 2011 related to a disposed firm, and a firm that will be disposed of in the fourth quarter of 2011, whereas the impairment in 2010 related to certain intangible assets that were disposed.

Note 6—Notes Receivable, net

Notes receivable consists of the following:

	As of December 31, 2010	New Notes	Discount	Paid down	Allowance increase on existing notes	As of September 30, 2011
Notes receivable from Principals and/or certain entities they own	$32,157	$5,762	$—	$(7,944)	$—	$29,975
Notes received in connection with dispositions	12,971	—	—	(1,986)	—	10,985
Other notes receivable	3,522	1,905	43	(458)	—	5,012

	48,650	7,667	43	(10,388)	—	45,972

Less: allowance for uncollectible notes	(11,798)	—	—	—	(3,699)	(15,497)

Total notes receivable, net	$36,852	$7,667	$43	$(10,388)	$(3,699)	$30,475

Notes receivable bear interest at rates typically between 3% and 11% (with a weighted average of 7.1% at September 30, 2011), and 5% and 11% (with a weighted average of 7.0% at December 31, 2010), and mature at various dates through April 1, 2023. Notes receivable from principals and/or certain entities they own are taken on a full recourse basis to the principal and/or such entity.

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

An aging of past due notes receivable including interest outstanding at September 30, 2011 is as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due
Notes receivable from Principals and/or certain entities they own	$45	$38	$2,936	$3,019
Notes received in connection with dispositions	21	28	6,947	6,996
Other notes receivable	—	—	2,051	2,051

Total	$66	$66	$11,934	$12,066

Approximately $11.4 million of total past due balance is included in the allowance for uncollectible notes.

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

Scheduled long-term debt principal repayments under the 2010 Credit Facility, and total cash obligations under the 2010 Notes consist of the following:

	Total	2011	2012	2013	2014	2015	Thereafter through 2017
2010 Credit Facility	$109,375	$3,125	$12,500	$12,500	$81,250	$—	$—
2010 Notes	$154,792	$2,500	$5,000	$5,000	$5,000	$5,000	$132,292

Total obligations	$264,167	$5,625	$17,500	$17,500	$86,250	$5,000	$132,292

The 2010 Credit Facility provides for the issuance of letters of credit of up to $35.0 million on NFP’s behalf, provided that, after giving effect to the letters of credit, NFP’s available borrowing amount was greater than zero. The Company was contingently obligated for letters of credit for less than $0.1 million as of September 30, 2011.

As of September 30, 2011, the year-to-date weighted average interest rate for NFP’s 2010 Credit Facility was 3.24%.

The liability and equity components related to the 2010 Notes consist of the following:

September 30, 2011
Principal amount of the liability component	$125,000
Unamortized debt discount	(34,222)

Net carrying amount of the liability component	$90,778

Carrying amount of the equity component	$39,578

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

At September 30, 2011, the fair value of the Swap liability was approximately $1.9 million, and is included in other long-term liabilities in the consolidated statements of financial condition. The fair value measurement is classified within Level 2 of the hierarchy as an observable market input that was readily available as the basis for the fair value measurement.

The following table provides a summary of the fair value and balance sheet classification of the Swap:

	September 30, 2011	December 31, 2010
Other non-current liabilities	$1,883	$425
Accumulated other comprehensive loss, net of tax of $(776) in 2011 and $(199) in 2010	1,107	226

Note 9—Stockholders’ Equity

The changes in stockholders’ equity and comprehensive income during the nine months ended September 30, 2011 are summarized as follows:

	Common shares outstanding	Par value	Additional paid-in capital	Retained (deficit) earnings	Treasury stock	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2010	43,502	$4,596	$902,153	$(425,063)	$(73,458)	$(16)	$408,212

Net Income	—	—	—	25,687	—	—	25,687
Translation adjustments, net of tax effect of ($135)	—	—	—	—	—	(161)	(161)
Unrealized (loss) on derivative transactions, net of tax effect of ($577)	—	—	—	—	—	(881)	(881)

Comprehensive Income	—	—	—	—	—	—	24,645
Common stock repurchased	(2,456)	—	—	—	(29,016)	—	(29,016)
Stock issued through Employee Stock Purchase Plan	62	—	—	(2,186)	2,842	—	656
Stock-based awards exercised/lapsed, including tax benefit	596	60	2,543	—	—	—	2,603
Shares cancelled to pay withholding taxes	—	—	(3,021)	—	—	—	(3,021)
Amortization of unearned stock-based compensation, net of cancellations	—	—	4,080	—	—	—	4,080
Other	—	—	45	—	—	—	45

Balance at September 30, 2011	41,704	$4,656	$905,800	$(401,562)	$(99,632)	$(1,058)	$408,204

Stock Repurchases

On April 28, 2011, NFP’s Board of Directors authorized the repurchase of up to $50.0 million of NFP’s common stock on the open market, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors, including capital availability, share price and market conditions. As of September 30, 2011, 2,421,700 shares were repurchased under this program at a weighted average cost of $11.79 per share and a total cost of approximately $28.6 million. At September 30, 2011, there remains an aggregate of approximately $21.4 million available for repurchases under this stock repurchase program. The Company currently intends to hold the repurchased shares as treasury stock.

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

On September 17, 2010, NFP accelerated the vesting of approximately 1.5 million restricted stock units (“RSUs”) granted to certain principals primarily through the 2009 Stock Incentive Plan, which funded the Long-Term Equity Incentive Plan. There was no acceleration of vesting for RSU awards granted to directors or executive officers of NFP. Payment upon vesting of the RSUs was made 60% in restricted shares and 40% in cash. These actions resulted in a pre-tax charge of $13.4 million in the third quarter of 2010.

The RSUs became fully vested on September 17, 2010 with a fair market value based on the closing price of NFP’s common stock on the same day of $12.61. The restricted shares were primarily subject to liquidity restrictions until November 24, 2012, which is the original vesting date of the RSUs awarded under the Long-Term Equity Incentive Plan.

All stock-based compensation related to firm employees and activities and principals have been included in operating expenses. Summarized below is the amount of stock-based compensation allocated in the consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating expenses:
Compensation expense	$1,350	$1,650	$4,081	$4,862
Management fees	20	15,745	49	18,210

Total stock-based compensation cost	$1,370	$17,395	$4,130	$23,072

Note 10—Non-Cash Transactions

The following non-cash transactions occurred during the periods indicated:

	Nine Months Ended September 30,
	2011	2010
Net assets acquired (liabilities assumed) in connection with acquisitions	$844	$(427)
Stock issued for contingent consideration	—	5,016
Stock repurchased, note receivable and satisfaction of an accrued liability in connection with divestitures of acquired firms	(9)	1,206
Stock repurchased in exchange for satisfaction of a note receivable, due from principals and/or certain entities they own and other assets	(442)	2,353
Excess/(reduction in) tax benefit from stock-based awards exercised/lapsed, net	636	(2,169)
Stock issued through employee stock purchase plan	656	649
Accrued liability for contingent consideration	(350)	3,930
Estimated acquisition earn-out payables recognized as an increase in goodwill	12,528	—

Note 11—Commitments and Contingencies

Legal matters

In the ordinary course of business, the Company is involved in lawsuits and other claims. Management will continue to respond appropriately to these lawsuits and claims and vigorously defend the Company’s interests. The settlement of these matters, whether leading to gains or losses to the Company, are reflected in other, net under non-operating income and expenses in the Company’s consolidated statements of income. The Company has errors and omissions (E&O) and other insurance to provide protection against certain losses that arise in such matters, although such insurance may not cover the costs or losses incurred by the Company. In addition, the sellers of businesses that the Company acquires typically indemnify the Company for loss or liability resulting from acts or omissions occurring prior to the acquisition, whether or not the sellers were aware of these acts or omissions. Several of the existing lawsuits and claims have triggered these indemnity obligations.

The Company is aware of potential claims by an insurance carrier regarding the placement of insurance policies for which certain Company subsidiaries provided services. The services generated payments of approximately $13.0 million in 2010, the majority of which was paid out to unrelated third parties. The insurance carrier that issued the policies initiated litigation against the policy owner and certain other parties, and in the third quarter, the parties to the litigation agreed to a rescission of the insurance policies. Other claims relating to the litigation remain pending. Although neither NFP nor its subsidiaries are a party to the litigation or any claim associated with the matter at this time, as a result of the rescission of the insurance policies, the insurance carrier may take action against the Company or its subsidiaries for the return of some or all of the payments paid in connection with the placement of the insurance. The ultimate outcome of this potential claim is uncertain as the legal rights of the insurance carrier and the Company are unclear and subject to potential dispute. For the three months ended September 30, 2011, the Company has recorded a provision on a loss contingency relating to the payments that were not distributed to third parties, which had an immaterial impact to the financial statements. An unfavorable result in such a dispute could lead to further loss contingencies, although such amount is not reasonably estimable at this time.

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

Contingent consideration arrangements

As discussed in “Note 4—Acquisitions and Divestitures,” for acquisitions consummated prior to January 1, 2009, contingent consideration is considered to be additional purchase consideration and is accounted for as part of the purchase price of the Company’s acquired businesses when the outcome of the contingency is determined beyond a reasonable doubt. Consequently, contingent consideration paid to the former owners of the businesses is considered to be additional purchase consideration. Given past performance, it is unlikely that the entire contingency listed below will be earned in 2011. However, the maximum contingent payment which could be payable as purchase consideration based on commitments outstanding as of September 30, 2011 is as follows:

	2011	2012	2013
Maximum contingent payments payable as purchase consideration	$65,000	$241	$400

For acquisitions completed after January 1, 2009, earn-out payables are recorded at fair value at the acquisition date and are included on that basis in the purchase price consideration at the time of the acquisition, with subsequent adjustments recorded in the consolidated statements of income. As of September 30, 2011, the maximum potential earn-out payable for such transactions is $29.1 million.

Ongoing incentive plan

Effective January 1, 2002, NFP established an ongoing incentive plan for principals having completed their contingent consideration period. Principals of businesses likely to receive an incentive payment under the ongoing incentive plan may have elected to continue to participate in the ongoing incentive plan until the end of their ongoing incentive period. For all other principals, the ongoing incentive plan terminated on September 30, 2009 and was replaced by the Annual Principal Incentive Plan (the “PIP”). See “—Incentive Plans” below for more detail. As of September 30, 2011, one NFP-owned business has elected to continue to participate in the ongoing incentive plan, and the maximum aggregate additional payment will be approximately $1.1 million. Effective December 31, 2008, NFP has elected to pay all incentive awards under this plan in cash.

For the nine months period ended September 30, 2011 and 2010, the Company recorded an ongoing incentive plan expense of less than $0.1 million and an expense reduction of less than $0.1 million, which is included in management fee expense in the consolidated statements of income. Executive officers do not participate in the ongoing incentive plan, which was funded with the Company’s cash flow.

Incentive Plans

NFP currently maintains two incentive plans for principals and key employees of its businesses, the Annual Principal Incentive Plan and the Revised Long-Term Incentive Plan.

Under the previous Long-Term Equity Incentive Plan (the “EIP”), during the fourth quarter of 2009 NFP issued equity awards to principals and key employees of its businesses generally based on each business’s performance over the two-year period that ended on September 30, 2009 (the “Initial EIP Performance Period”). The payments made under the EIP for the Initial EIP Performance Period were in the form of RSUs. The RSUs became fully vested on September 17, 2010 with a fair market value based on the closing price of NFP’s common stock on the same day of $12.61. The restricted shares were primarily subject to liquidity restrictions until November 24, 2012, which is the original vesting date of the RSUs awarded under the EIP. This action resulted in a pre-tax charge of $13.4 million in the third quarter of 2010.

The Annual Principal Incentive Plan

The PIP is designed to reward the annual performance of a business based on the business’s earnings growth. For the initial 12-month performance period of October 1, 2009 through September 30, 2010, a cash incentive payment was made to the extent a business’s earnings exceeded its PIP Performance Target (as defined below). The PIP was established such that the greater a business’s earnings growth rate exceeded its PIP Performance Target rate for the 12-month performance period, the higher the percentage of the business’s earnings growth the Company would pay the principal under the PIP. NFP calculates and includes a PIP accrual in management fees expense. The Company paid $10.7 million, which was included within management fees expense relating to the initial 12-month performance period, which was paid in the fourth quarter of 2010. For this initial 12-month performance period, the incentive target (the “PIP Performance Target”) for each business participating in the PIP was generally set at the lower of (a) such business’s earnings for the 12 months ended September 30, 2009 or (b) such business’s incentive target under the ongoing incentive plan as of September 30, 2009. The initial 12-month performance period used performance targets that rewarded principals for advancing certain corporate goals and initiatives related to the Company’s reorganization and also took the difficult economic environment during the initial 12-month performance period into account. NFP’s Executive Management Committee, in its sole discretion, was able to adjust any PIP Performance Target as necessary to account for changed business circumstances, including, without limitation, sub-acquisitions.

For the initial 12-month performance period, NFP calculated the amount of a business’s PIP accrual in management fees expense based on the business’s earnings growth rate above its PIP Performance Target rate. The PIP Performance Target over the course of the initial 12-month performance period was allocated on a straight line basis. NFP calculated a business’s PIP accrual amount and earnings growth rate on a cumulative basis. For example, for the quarter ended March 31, 2010, the business’s PIP accrual amount and earnings growth rate was calculated for the six months from October 1, 2009 (the first day of the initial 12-month performance period for the PIP) to March 31, 2010; and for the quarter ended September 30, 2010, for the twelve months from October 1, 2009 to September 30, 2010. The amount of management fees expense or benefit the Company took in a particular quarter for a business’s PIP accrual depended on the difference between the business’s cumulative performance against the PIP Performance target and what was accrued on a plan to date basis for the period ended on the last day of that quarter and the business’s cumulative performance for the period ended on the last day of the preceding quarter. The amount of PIP accrual in management fee expense therefore varied from quarter to quarter.

For example, if a business’s earnings growth rate exceeded its PIP Performance Target at the same level each quarter, the amount of management fee expense the Company reflected for the business’s PIP accrual was the same each quarter during the performance period. In contrast, if a business had weaker earnings growth for a quarter compared with stronger earnings growth in the previous quarter, the business would have a lower level of projected payout than it had in the previous quarter, based on the business’s cumulative performance. Because the PIP is accrued on a cumulative basis, for the weaker quarter, the cumulative accrual decreased to account for the lower level of projected payout at the end of the performance period and the Company reported a smaller PIP accrual management fees expense (or in some cases the Company reported a PIP accrual management fees benefit) for the business. Conversely, in a stronger quarter, the cumulative accrual increased sequentially to account for the higher level of projected payout at the end of the performance period and the Company reported a larger PIP accrual in management fees expense for the business.

A new PIP is in place for the 15-month performance period of October 1, 2010 through December 31, 2011 (the “Second PIP”). Management migrated to an incentive program that rewards only incremental growth but still maintains potential for material incentive payments. The Second PIP will be payable in cash beginning in the first quarter of 2012 and, similar to the initial PIP, is based on specific performance criteria for each business. Incentive targets (“Second PIP Performance Targets”) have been set based on the earnings of each business during the last PIP incentive period, with the fourth quarter of 2009 counted twice. The calculation of a business’s Second PIP Performance Target is based on a 15-month period and reflects the fact that the Second PIP will include 2 fourth quarter periods. The 15-month performance period was selected in order to align the plan with the calendar year. It is envisioned that future plans will be 12 months, consistent with the calendar year. NFP’s Executive Management Committee, in its sole discretion, may adjust any Second PIP Performance Target as necessary to account for changed business circumstances, including, without limitation, sub-acquisitions. The Second PIP accrual in management fee expense is based on the business’s earnings growth rate above its Second PIP Performance Target. To measure growth, the target will be allocated on a seasonally adjusted basis, using the seasonal earnings pattern by quarter for the past 2 years. NFP calculates the business’s Second PIP accrual amount and earnings growth rate on a cumulative basis. Overall, the Company has accrued $6.5 million within management fees expense relating to the Second PIP from October 1, 2010 through September 30, 2011, for potential payment in the first quarter of 2012. For the three and nine months ended September 30, 2011, the Company’s accrual was $1.3 million and $2.9 million, respectively.

The Revised Long-Term Incentive Plan

To drive continued economic alignment with shareholders and motivate growth, during the quarter ended September 30, 2010, NFP introduced a revised Long-Term Incentive Plan (the “RTIP”). The RTIP will cover the three-year period from January 1, 2011 through December 31, 2013 and will be based on a modified calculation of adjusted EBITDA growth over this period. Currently envisioned, the RTIP’s calculation of adjusted EBITDA will include no more than $24.0 million in acquired EBITDA earned from new acquisitions at any time during the three-year period and will exclude certain extraordinary items. As currently envisioned, adjusted EBITDA growth of 6% would generate a $5.0 million total payout over three years, and be accrued for on a quarterly basis. The maximum amount payable under the RTIP is anticipated to be $20.0 million over three years, generated by growth in adjusted EBITDA of 12% or higher. NFP’s Executive Management Committee, in its sole discretion, may adjust the calculation of the RTIP as necessary to account for changed business circumstances. Plan participants may be eligible for cash payments in the first quarter of 2014, to the extent incentive targets are achieved. As of September 30, 2011, the Company has not accrued any dollar amount within management fees expense relating to the RTIP, since the applicable adjusted EBITDA growth did not reach its target threshold, during the third quarter.

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

Financial information relating to NFP’s reportable segments is as follows (in millions):

	000000	000000	000000	000000
Three Months Ended September 30, 2011	Corporate Client Group	Individual Client Group	Advisor Services Group	Total

Revenue:
Commissions and fees	$105.7	$84.8	$61.0	$251.5

Operating expenses:
Commissions and fees	11.7	18.6	50.0	80.3
Compensation expense	36.0	26.6	4.0	66.6
Non-compensation expense	18.6	16.5	4.2	39.3
Management fees	19.3	13.9	—	33.2
Amortization of intangibles	5.6	2.7	—	8.3
Depreciation	1.4	0.9	0.8	3.1
Impairment of goodwill and intangible assets	—	2.5	—	2.5
Gain on sale of businesses, net	—	—	—	—
Change in estimated acquisition earn-out payables	0.1	—	—	0.1

Total operating expenses	92.7	81.7	59.0	233.4

Income from operations	$13.0	$3.1	$2.0	$18.1

	000000	000000	000000	000000
Nine Months Ended September 30, 2011	Corporate Client Group	Individual Client Group	Advisor Services Group	Total

Revenue:
Commissions and fees	$295.6	$244.4	$184.2	$724.2

Operating expenses:
Commissions and fees	31.4	52.8	152.1	236.3
Compensation expense	103.6	81.7	11.8	197.1
Non-compensation expense	54.6	48.5	11.7	114.8
Management fees	51.1	38.6	—	89.7
Amortization of intangibles	15.9	8.3	—	24.2
Depreciation	4.6	3.2	1.4	9.2
Impairment of goodwill and intangible assets	—	3.4	—	3.4
Gain on sale of businesses, net	—	0.1	—	0.1
Change in estimated acquisition earn-out payables	0.1	—	—	0.1

Total operating expenses	261.3	236.6	177.0	674.9

Income from operations	$34.3	$7.8	$7.2	$49.3

At September 30, 2011	Corporate Client Group	Individual Client Group	Advisor Services Group	Corporate Items and Eliminations	Total

Intangibles, net	$197.6	$140.1	$—	$—	$337.7
Goodwill, net	$72.5	$24.1	$—	$—	$96.6
Total assets	$441.5	$212.4	$78.0	$142.3	$874.2

Three Months Ended September 30, 2010	Corporate Client Group	Individual Client Group	Advisor Services Group	Total

Revenue:
Commissions and fees	$94.6	$91.9	$51.0	$237.5

Operating expenses:
Commissions and fees	9.7	18.8	42.2	70.7
Compensation expense	32.1	25.9	4.1	62.1
Non-compensation expense	18.4	16.0	3.4	37.8
Management fees	24.6	28.9	—	53.5
Amortization of intangibles	5.4	2.9	—	8.3
Depreciation	1.6	1.0	0.4	3.0
Impairment of goodwill and intangible assets	—	—	—	—
Gain on sale of businesses, net	(0.1)	—	—	(0.1)

Total operating expenses	91.7	93.5	50.1	$235.3

Income from operations	$2.9	$(1.6)	$0.9	$2.2

Nine Months Ended September 30, 2010	Corporate Client Group	Individual Client Group	Advisor Services Group	Total

Revenue:
Commissions and fees	$279.3	$262.0	$156.3	$697.6

Operating expenses:
Commissions and fees	25.9	57.4	129.2	212.5
Compensation expense	97.5	82.0	11.6	191.1
Non-compensation expense	56.8	50.4	9.9	117.1
Management fees	54.7	54.9	—	109.6
Amortization of intangibles	16.0	8.8	—	24.8
Depreciation	4.7	3.3	1.0	9.0
Impairment of goodwill and intangible assets	1.9	1.0	—	2.9
Gain on sale of businesses, net	(8.2)	(1.8)	—	(10.0)

Total operating expenses	249.3	256.0	151.7	657.0

Income from operations	$30.0	$6.0	$4.6	$40.6

At December 31, 2010	Corporate Client Group	Individual Client Group	Advisor Services Group	Corporate Items and Eliminations	Total

Intangibles, net	$185.7	$152.1	$—	$—	$337.8
Goodwill, net	$36.9	$24.0	$—	$—	$60.9
Total assets	$403.9	$261.5	$98.9	$128.8	$893.1

Note 13—Subsequent Events

Subsequent to September 30, 2011, the Company disposed of a firm and received consideration of $1.6 million in cash and 26,494 shares of NFP common stock.

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

NFP’s principal and executive offices are located at 340 Madison Avenue, 20th Floor, New York, New York, 10173 and the telephone number is (212) 301-4000. On NFP’s Web site, www.nfp.com, NFP posts the following filings as soon as reasonably practicable after they are electronically filed or furnished with the Securities and Exchange Commission (the “SEC”): NFP’s annual reports on Form 10-K, NFP’s quarterly reports on Form 10-Q, NFP’s current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All such filings on NFP’s Web site are available free of charge. Information on NFP’s Web site does not constitute part of this report.

Executive Overview

NFP and its benefits, insurance and wealth management businesses provide a full range of advisory and brokerage services to the Company’s clients. NFP serves corporate and high net worth individual clients throughout the United States and in Canada, with a focus on the middle market and entrepreneurs. As of September 30, 2011, the Company operated over 140 businesses.

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

NFP enhances its competitive position by offering its clients a broad array of insurance and financial solutions. NFP’s continued investments in marketing, compliance and product support provide its independent advisors with the resources to deliver strong client service. NFP believes its operating structure allows its businesses to effectively and objectively serve clients at the local level while having access to the resources of a national company. NFP’s senior management team is composed of experienced insurance and financial services leaders. The Company’s principals, and in certain instances employees, who manage the day-to-day operations of many of NFP’s subsidiaries, are professionals who are well positioned to understand client needs.

The economic environment remains challenging, and many economic indicators continue to point to a slow and uneven recovery. This uncertain environment has reduced the demand for the Company’s services and the products the Company distributes, particularly in the life insurance market. 2010’s temporary estate tax laws have also had a continuing impact on the high net worth life insurance market. The ICG’s fourth quarter 2011 results are expected to be lower than the ICG’s fourth quarter 2010 results.

Reportable Segments

Corporate Client Group

The CCG is one of the leading corporate benefits advisors in the middle market, offering independent solutions for health and welfare, retirement planning, executive benefits, and property and casualty insurance. The CCG serves corporate clients by providing advisory and brokerage services related to the planning and administration of benefits plans that take into account the overall business profile and needs of the corporate client. The CCG accounted for 40.8% of NFP’s revenue for the nine months ended September 30, 2011 and 40.0% of NFP’s revenue for the nine months ended September 30, 2010. The CCG has organized its operations by region in order to facilitate the sharing of resources and investments among its advisors to address clients’ needs.

Effective July 1, 2011, NFP’s property and casualty business is presented as a separate business line. Previously, NFP’s property and casualty business was included within the corporate benefits business line. The CCG now operates primarily through its corporate benefits, executive benefits and property and casualty business lines. Prior periods presented have been conformed to the current period presentation.

The corporate benefits business line accounted for approximately 82.8% of the CCG’s revenue for the nine months ended September 30, 2011 and 83.8% of the CCG’s revenue for the nine months ended September 30, 2010. Generally, corporate benefits are available to a broad base of employees within an organization and include products and services such as group medical and disability insurance, group life insurance and retirement planning. The corporate benefits business line consists of both retail and wholesale benefits operations. These businesses have access to advanced benchmarking and analysis tools and comprehensive support services which are provided to both NFP-owned businesses and non-owned entities that pay membership fees to NFP Benefits Partners. NFP Benefits Partners is a division of NFP Insurance Services, Inc., a licensed insurance agency and an insurance marketing organization wholly-owned by NFP.

The executive benefits business line accounted for approximately 10.2% of the CCG’s revenue for the nine months ended September 30, 2011 and 10.4% of the CCG’s revenue for the nine months ended September 30, 2010. Executive benefits products and services provide employers with the ability to establish plans that create or reinstate benefits for highly-compensated employees, typically through non-qualified plans or disability plans. Clients may utilize a corporate-owned life insurance funding strategy to finance future compensation due under these plans. The executive benefits business line consists of NFP-owned businesses and non-owned entities that pay membership fees for membership in one of NFP’s marketing and wholesale organizations.

The property and casualty business line accounted for approximately 7.0% of the CCG’s revenue for the nine months ended September 30, 2011 and 5.8% of the CCG’s revenue for the nine months ended September 30, 2010. Property and casualty products and services provide risk management capabilities to businesses and individuals by protecting against property damage, the associated interruption of business and related expenses, or against other damages incurred in the normal course of operations. Effective July 1, 2011, NFP Property and Casualty Services, Inc., one of NFP’s wholly-owned businesses, acquired Lapre Scali & Company Insurance Services, LLC (“Lapre Scali”), a property and casualty insurance brokerage. In addition to managing their own operations, NFP’s property and casualty resources are positioned to serve NFP’s businesses and members of NFP’s marketing and wholesale organizations with commercial, personal and surety line capabilities.

The CCG earns commissions on the sale of insurance policies and fees for the development, implementation and administration of corporate and executive benefits programs and property and casualty products and services. In the corporate benefits business line, commissions and fees are generally paid each year as long as the client continues to use the product and maintains its broker of record relationship with the Company. Commissions are based on a percentage of revenue but they may also be based on a fee per plan participant. In some cases, such as for the administration of retirement-focused products like 401(k) plans, fees earned are based on the amount of assets under administration or advisement. Generally, in the executive benefits business line, consulting fees are earned relative to the completion of specific client engagements, administration fees are earned throughout the year on policies, and commissions are earned as a calculated percentage of the premium in the year that the policy is originated and during subsequent renewal years, as applicable. Through the property and casualty business line, the CCG offers property and casualty insurance brokerage and consulting services for which it earns commissions and fees. These fees are paid each year as long as the client continues to use the product and maintains its broker of record relationship with the Company.

NFP believes that the corporate benefits business line and the property and casualty business line provides a relatively consistent source of revenue to NFP because recurring revenue is earned each year a policy or service remains in effect. NFP believes that the CCG has a high rate of client retention. NFP estimates that revenue from the executive benefits business line tends to be split between recurring revenue and revenue that is concentrated in the year of sale. Historically, revenue earned by the CCG is weighted towards the fourth quarter.

Individual Client Group

The ICG is a leader in the delivery of independent life insurance, annuities, long term care and wealth transfer solutions for high net worth individuals. In evaluating their clients’ near-term and long-term financial goals, the ICG’s advisors serve wealth accumulation, preservation and transfer needs, including estate planning, business succession, charitable giving and financial advisory services. The ICG accounted for 33.8% of NFP’s revenue for the nine months ended September 30, 2011 and 37.6% of NFP’s revenue for the nine months ended September 30, 2010. The ICG operates through its marketing organization, PartnersFinancial, its wholesale life brokerage businesses, consisting of Highland Capital Brokerage, Inc. and other NFP-owned brokerage general agencies, as well as through its retail life and wealth management business lines.

The marketing organization and wholesale life brokerage business line accounted for 52.1% of the ICG’s revenue for the nine months ended September 30, 2011 and 54.0% of the ICG’s revenue for the nine months ended September 30, 2010. Annual fees are paid for membership in PartnersFinancial, which develops relationships and contracts with selected preferred insurance carriers, earning override commissions when those contracts are used. The ICG is supported by shared service technology investments, product management department, advanced case design team, underwriting advocacy specialists, training and marketing services. Highland Capital Brokerage, Inc. has a significant focus on financial institutions, providing point of sale and insurance marketing support. Highland Capital Brokerage, Inc. and the ICG’s other wholesale life brokerage businesses operate through a brokerage general agency model that provides brokers, typically either independent life insurance advisors or institutions, support as needed. The independent life insurance advisors or institutions then distribute life insurance products and services directly to individual clients. The support provided by the wholesale life brokerage businesses may include underwriting, marketing, point of sale, case management, advanced case design, compliance or technical support.

The retail life business line accounted for 28.8% of the ICG’s revenue for the nine months ended September 30, 2011 and 30.0% of the ICG’s revenue for the nine months ended September 30, 2010. The retail life business line provides individual clients with life insurance products and services and consists of NFP-owned businesses.

The ICG’s wealth management business line accounted for 19.1% of the ICG’s revenue for the nine months ended September 30, 2011 and 16.0% of the ICG’s revenue for the nine months ended September 30, 2010. The ICG’s wealth management business line provides retail financial services to individual clients. This business line consists of NFP-owned businesses.

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

Revenue generated by the marketing organization and wholesale life brokerage and retail life business lines tends to be concentrated in the year that the policy is originated. Historically, revenue earned by the marketing organization and wholesale life brokerage and retail life business lines is weighted towards the fourth quarter as clients finalize tax planning decisions at year-end. 2010’s temporary estate tax laws have had a continuing impact on the high net worth life insurance market. The ICG’s fourth quarter 2011 results are expected to be lower than the ICG’s fourth quarter 2010 results. Revenue generated by the ICG’s wealth management business line is generally recurring given high client retention rates, and is influenced by the performance of the financial markets and the economy, as well as asset allocation decisions if fees are based on assets under management.

Advisor Services Group

The ASG serves independent financial advisors whose clients are high net worth individuals and companies by offering broker-dealer and asset management products and services through NFPSI, NFP’s corporate registered investment advisor and independent broker-dealer. The ASG attracts financial advisors seeking to provide clients with sophisticated resources and an open choice of products. The ASG accounted for 25.4% of NFP’s revenue for the nine months ended September 30, 2011 and 22.4% of NFP’s revenue for the nine months ended September 30, 2010.

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

As NFP continues its acquisition and sub-acquisition activity, it may also enter into transactions or joint ventures that fall outside its historical acquisition structure in order to address unique opportunities. For instance, NFP has previously purchased a principal’s economic interest in the management agreement, acquiring a greater economic interest in a transaction. NFP may again purchase all or a portion of such economic interest of other principals in the future through a management agreement buyout, generally resulting in an expense to NFP. In addition, the recent acquisition of Lapre Scali was completed through a transaction that did not involve a management agreement. In that transaction, NFP bought 100% of the equity interest in the entity and Mr. Scali became an executive vice president of NFP, with oversight of the property and casualty business line.

While consideration for acquisitions and sub-acquisitions in 2011 has been paid in cash, NFP has historically generally required principals to receive a minimum portion of the acquisition price (typically at least 30%) in the form of NFP common stock. In recent acquisition transactions, the Company has required new employees/principals to purchase shares of NFP common stock on the open market by the end of a certain period of time (the “Purchased Shares”). The Purchased Shares are subject to liquidity restrictions similar to those set forth in the amended and restated stockholders agreement or lock-up agreement, but are not subject to agreements that give such new principals rights as security holders.

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

Employees

As of September 30, 2011, the Company had approximately 2,770 employees. NFP believes that its relations with the Company’s employees are generally satisfactory. None of the Company’s employees are represented by a union.

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

In addition to its evaluation of its reportable segments’ performance, the Company also evaluates the profit it shares with the principals on a reportable segment basis. In order to monitor this, it uses the following non-GAAP financial measures: income before management fees, adjusted income before management fees, management fees as a percentage of adjusted income before management fees, and management fees (excluding accelerated vesting of certain restricted stock units (“RSUs”)). For a reconciliation of these non-GAAP financial measures to their GAAP counterparts, see “—Operating expenses—Management fees.”

Information with respect to all sources of revenue, income from operations, and income before management fees by reportable segment for the three and nine months ended September 30, 2011 and September 30, 2010 is presented below (in millions).

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Revenue
Commissions and fees
Corporate Client Group	$105.7	$94.6	$295.6	$279.3
Individual Client Group	84.8	91.9	244.4	262.0
Advisor Services Group	61.0	51.0	184.2	156.3

Total	$251.5	$237.5	$724.2	$697.6

Income from operations
Corporate Client Group	$13.0	$2.9	$34.3	$30.0
Individual Client Group	3.1	(1.6)	7.8	6.0
Advisor Services Group	2.0	0.9	7.2	4.6

Total	$18.1	$2.2	$49.3	$40.6

Income before management fees
Corporate Client Group	$39.5	$34.4	$106.0	$99.1
Individual Client Group	23.2	31.2	61.4	72.3
Advisor Services Group	2.7	1.2	8.5	5.6

Total	$65.4	$66.8	$175.9	$177.0

Overview of the Nine Months Ended September 30, 2011

During the nine months ended September 30, 2011, revenue increased $26.6 million, or 3.8%, as compared to the nine months ended September 30, 2010. The revenue increase was driven by revenue increases within the CCG and ASG of $16.3 million and $27.9 million, respectively, and offset by a revenue decrease of $17.6 million within the ICG. Results in the CCG included commissions and fees revenue of $8.2 million from acquisitions in 2011 that had no comparable operations in the same period of 2010. After the impact from dispositions of $4.1 million, the remaining net increase of $12.2 million represented growth within existing firms in the CCG, driven by new clients and product sales. ASG revenue benefited from the sale of variable annuity products and a slight increase in assets under management. Results in the ICG were impacted by challenging conditions in the life insurance market, particularly with respect to transactions involving high net worth individuals. Excluding the impact of dispositions, revenue from existing firms within the ICG declined by $16.1 million.

Income from operations increased $8.7 million, or 21.5%, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The Company’s income before management fees remained relatively stable, with a slight decrease of $1.0 million, or 0.5%, for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. The increase in income from operations was primarily due to an increase in revenue that outpaced the increase in commission expense, as well as a sharp decline in management fees driven in large part by the charge for the accelerated vesting of approximately 1.5 million RSUs for principals that occurred in the prior year. Compensation expense increased, but was partially offset by decreases in non-compensation expenses. Gain on sale of businesses also decreased, primarily within the CCG, and impairments slightly increased within the ICG.

As of September 30, 2011, the ratio of base earnings to target earnings by segment was 61.7% for the CCG and 46.8% for the ICG. Since the ASG is primarily comprised of NFPSI, NFP’s broker-dealer and corporate registered investment advisor, in this segment no management fees are paid and no earnings are shared with principals. Both the CCG and ICG experienced significant declines in management fees, primarily as a result of the accelerated vesting of RSUs, which resulted in a pre-tax charge of $13.4 million in the third quarter of 2010. Excluding the impact of this accelerated vesting, management fees within the CCG increased generally commensurate with an improvement in firm performance, whereas within the ICG, management fees declined along with firm performance.

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

The Company generates revenue primarily from the following sources:

•

Corporate Client Group. The CCG earns commissions on the sale of insurance policies and fees for the development, implementation and administration of corporate and executive benefits, and property and casualty programs. In the corporate benefits business line, commissions and fees are generally paid each year as long as the client continues to use the product and maintains its broker of record relationship with NFP’s business. Commissions are based on a percentage of insurance premium or are based on a fee per plan participant. In some cases, such as for the administration of retirement-focused products like 401(k) plans, fees earned are based on the value of assets under administration or advisement. Generally, in the executive benefits business line, consulting fees are earned relative to the completion of specific client engagements, administration fees are earned throughout the year on policies, and commissions are earned as a calculated percentage of the premium in the year that the policy is originated and during subsequent renewal years, as applicable. Through the property and casualty business line, the CCG offers property and casualty insurance brokerage and consulting services for which it earns commissions and fees. These fees are paid each year as long as the client continues to use the product and maintains its broker of record relationship with the Company.

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

From 1999, the year NFP began operations, until 2009, the Company earned approximately 65% to 70% of its revenue in the first three quarters of the year and approximately 30% to 35% of its revenue in the fourth quarter. In 2010 and 2009, NFP earned 29% of its revenue in the fourth quarter. This change resulted primarily from a weaker sales environment for life insurance products in the ICG. Historically, life insurance sales had been concentrated in the fourth quarter as clients finalized their estate and tax planning decisions. Continued relative weakness in this market has meant a change in the revenue patterns for the business. 2010’s temporary estate tax laws have also had a continuing impact on the high net worth life insurance market. The ICG’s fourth quarter 2011 results are expected to be lower than the ICG’s fourth quarter 2010 results.

Operating expenses

In the discussion that follows, NFP provides the following ratios with respect to its operating results: (i) commission expense ratio, (ii) compensation expense ratio and (iii) non-compensation expense ratio. The commission expense ratio is derived by dividing commissions and fee expense by total revenue. The compensation expense ratio is derived by dividing compensation expense by total revenue. The non-compensation expense ratio is derived by dividing non-compensation expense by total revenue. Included within the CCG’s revenue are amounts required to eliminate intercompany revenue recorded between the Company’s corporate benefits, executive benefits, and property and casualty business lines. Included within the ICG’s revenue are amounts required to be recorded to eliminate intercompany revenue recorded between the Company’s marketing organization and wholesale life brokerage, retail life and wealth management business lines. Included within the ASG’s revenue are amounts required to be recorded to eliminate intercompany revenue recorded between NFPSI and the ICG.

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

Wholly-owned businesses that utilize the Company’s marketing organization, wholesale life brokerage, and its broker-dealer receive commissions and fees that are eliminated in consolidation, having no effect on the Company’s net income.

Compensation expense. The Company’s businesses incur operating expenses related to compensating producing and non-producing staff. In addition, NFP allocates compensation expense associated with corporate shared services to NFP’s three reportable segments largely based on performance of the segments and other reasonable assumptions and estimates as it relates to the corporate shared services support of the operating segments. Compensation expense includes both cash and stock-based compensation. NFP records share-based payments related to employees and activities as well as allocated amounts from its corporate shared services to compensation expense as a component of compensation expense.

Non-compensation expense. The Company’s businesses incur operating expenses related to occupancy, professional fees, insurance, promotional, travel and entertainment, telecommunication, technology, legal, internal audit, certain compliance costs and other general expenses. In addition, NFP allocates non-compensation expense associated with NFP’s corporate shared services to NFP’s three reportable segments largely based on performance of the segments and other reasonable assumptions and estimates as it relates to the corporate shared services support of the operating segments.

Management fees. NFP pays management fees to the principals and/or certain entities they own based on the financial performance of the business they manage. From a cash perspective NFP may advance monthly management fees that have not yet been earned due to the seasonality of the earnings of certain subsidiaries, particularly in the life insurance businesses in the ICG. NFP typically pays a portion of the management fees monthly in advance. Once NFP receives its cumulative preferred earnings, or base earnings, the principals and/or entity the principals own will earn management fees equal to earnings above base earnings up to target earnings. An additional management fee is paid in respect of earnings in excess of target earnings based on the ratio of base earnings to target earnings. For example, if base earnings equal 40% of target earnings, NFP receives 40% of earnings in excess of target earnings and the principals and/or the entities they own receives 60%. As of September 30, 2011 the ratio of base earnings to target earnings by segment was 61.7% for the CCG and 46.8% for the ICG. Since the ASG is primarily comprised of NFPSI, NFP’s broker-dealer and corporate registered investment advisor, no management fees are paid and no earnings are shared with principals.

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

The Company accounts for stock-based awards to principals as part of management fee expense in the consolidated statements of operations as liability awards. Liability classified stock-based compensation is adjusted each reporting period to account for subsequent changes in the fair value of NFP’s common stock.

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

The ratio of management fees to adjusted income before management fees is dependent on the percentage of total earnings generated by the Company, the performance of the Company’s businesses relative to base earnings and target earnings, the growth of earnings of the Company’s businesses in the periods after their first three years following acquisition, and the impact on income from operations from businesses where no management fees are paid, such as the ASG, NFP P&C, and several other subsidiaries without a principal. Due to NFP’s priority earnings position, if earnings are below target earnings in a given year, NFP’s share of total earnings would be higher for that year for that business. If a business produces earnings at or above target earnings, NFP’s share of total earnings would be equal to the percentage of the earnings acquired by NFP in the initial transaction, less any percentage due to additional management fees earned under the ongoing incentive plan, RTIP, PIP, or due to stock-based compensation awarded to principals.

The table below summarizes the results of operations of NFP’s reportable segments for the periods presented and also uses the following non-GAAP financial measures: (i) income before management fees, (ii) adjusted income before management fees (iii) management fees as a percentage of adjusted income before management fees and (iv) management fees (excluding accelerated vesting of certain RSUs).

The Company defines income before management fees as income from operations excluding management fees, amortization, depreciation, impairment of intangible assets, gain or loss on the sale of businesses and change in estimated acquisition earn-out payables. Income before management fees is a metric management utilizes in its evaluation of the profitability of an NFP-owned business, before principals receive participation in the earnings.

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

Management fees as a percentage of adjusted income before management fees represents the percentage of earnings that is not retained by the Company as profit, but is paid out to principals. Management fees as a percentage of adjusted income before management fees may generally be lower for the CCG as compared to the ICG since in the last several years of acquisitions, the Company focused on acquiring larger businesses with a higher level of recurring revenue, such as benefits businesses in the CCG, and retaining a larger preferred position in the earnings of these businesses.

Management fees (excluding accelerated vesting of certain RSUs) shows management fees without the one-time impact of the accelerated vesting of certain RSUs on September 17, 2010. Management fees (excluding accelerated vesting of certain RSUs) as a percentage of adjusted income before management fees is a non-GAAP financial measure useful to investors because it shows the portion of earnings that would have been paid out to principals but for the disproportionate impact of the one-time accelerated vesting of certain RSUs.

	Corporate Client Group Three Months Ended September 30,		Individual Client Group Three Months Ended September 30,		Advisor Services Group Three Months Ended September 30,		Total Three Months Ended September 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Income from operations	$13,155	$2,970	$3,094	$(1,625)	$1,898	$896	$18,147	$2,241
Management fees	19,276	24,600	13,925	28,866	—	—	33,201	53,466
Amortization of intangibles	5,622	5,402	2,726	2,856	—	—	8,348	8,258
Depreciation	1,363	1,599	927	1,065	836	353	3,126	3,017
Impairment of goodwill and intangible assets	—	—	2,466	—	—	—	2,466	—
Gain on sale of businesses, net	—	(125)	40	25	—	—	40	(100)
Change in estimated acquisition earn-out payables	53	—	—	—	—	—	53	—

Income before management fees	$39,469	$34,446	$23,178	$31,187	$2,734	$1,249	$65,381	$66,882
Corporate income	5,535	5,848	4,356	3,628	(2,734)	(1,249)	7,157	8,227

Adjusted income before management fees	$45,004	$40,294	$27,534	$34,815	$—	$—	$72,538	$75,109

Management fees	19,276	24,600	13,925	28,866	—	—	33,201	53,466
Portion of management fees attributed to the accelerated vesting of certain RSUs	—	7,394	—	6,001	—	—	—	13,395
Management fees as a percentage of adjusted income before management fees	42.8%	61.1%	50.6%	82.9%	N/M	N/M	45.8%	71.2%

Management fees (excluding accelerated vesting of certain RSUs)	19,276	17,206	13,925	22,865	—	—	33,201	40,071

Management fees (excluding accelerated vesting of certain RSUs) as a % of adjusted income before management fees	42.8%	42.7%	50.6%	65.7%	N/M	N/M	45.8%	53.4%

	Corporate Client Group Nine Months Ended September 30,		Individual Client Group Nine Months Ended September 30,		Advisor Services Group Nine Months Ended September 30,		Total Nine Months Ended September 30,
	2011	2010	2011	2010	2011	2010	2011	2010
Income from operations	$34,388	$30,035	$7,850	$6,013	$7,110	$4,557	$49,348	$40,605
Management fees	51,136	54,771	38,573	54,879	—	—	89,709	109,650
Amortization of intangibles	15,901	16,003	8,306	8,799	—	—	24,207	24,802
Depreciation	4,602	4,674	3,209	3,345	1,429	1,009	9,240	9,028
Impairment of goodwill and intangible assets	—	1,931	3,386	970	—	—	3,386	2,901
Gain on sale of businesses, net	(47)	(8,287)	100	(1,734)	—	—	53	(10,021)
Change in estimated acquisition earn-out payables	53	—	—	—	—	—	53	—

Income before management fees	$106,033	$99,127	$61,424	$72,272	$8,539	$5,566	$175,996	$176,965
Corporate income	18,892	18,836	12,670	11,928	(8,539)	(5,566)	23,023	25,198

Adjusted income before management fees	$124,925	$117,963	$74,094	$84,200	$—	$—	$199,019	$202,163

Management fees	51,136	54,771	38,573	54,879	—	—	89,709	109,650
Portion of management fees attributed to the accelerated vesting of certain RSUs	—	7,394	—	6,001	—	—	—	13,395
Management fees as a percentage of adjusted income before management fees	40.9%	46.4%	52.1%	65.2%	N/M	N/M	45.1%	54.2%
Management fees (excluding accelerated vesting of certain RSUs)	51,136	47,377	38,573	48,878	—	—	89,709	96,255
Management fees (excluding accelerated vesting of certain RSUs) as a % of adjusted income before management fees	40.9%	40.2%	52.1%	58.1%	N/M	N/M	45.1%	47.6%

N/M indicates the metric is not meaningful

The Company uses adjusted income before management fees, management fees as a percentage of adjusted income before management fees and management fees (excluding accelerated vesting of certain RSUs) to evaluate how much of the reportable segment’s margin and margin growth is being shared with principals. This management fee percentage is a variable, not a fixed, ratio. Management fees as a percentage of adjusted income before management fees will fluctuate based upon the aggregate mix of earnings performance by individual businesses. It is based on the percentage of the Company’s earnings that are acquired at the time of acquisition (as may be adjusted for restructures), the performance relative to NFP’s preferred position in the earnings and the growth of the individual businesses and in the aggregate. Management fees may be higher during periods of strong growth due to performance that reached target levels and/or the increase in incentive accruals. Where business earnings decrease, management fees and management fees as a percentage of adjusted income before management fees may be lower as a business’s earnings fall below target and incentive accruals are either reduced or eliminated. In addition, because management fees earned are based on a business’s cumulative performance generally through a calendar year, to the extent that a business’s performance improves through the year, whether by revenue growth or expense reductions, the management fee as a percentage of adjusted income before management fees may likewise increase through the year. For example, if a business has base earnings and target earnings of $1.0 million and $2.0 million, respectively, and if the business’s cumulative earnings are $0.7 million for the first nine months of the year, no management fee would be earned because the cumulative earnings were below the pro rata base earnings for the three quarters of $0.75 million and the management fee percentage would be zero. In the remaining fourth quarter, if the business was able to achieve cumulative earnings of $2.0 million, the management fee earned would be $1.0 million and the management fee percentage would be equal to approximately 77% for the quarter, while it would be 50% for the full year. Additionally, management fees for the three and nine months ended September 30, 2010 were disproportionately impacted by the one-time accelerated vesting of certain RSUs on September 17, 2010. Further, since NFP retains a cumulative preferred interest in base earnings, the relative percentage of management fees generally decreases as earnings decline. For businesses that do not achieve base earnings, principals typically earn no management fee. Thus, a principal generally earns more management fees only when business earnings grow and, conversely, principals earn less when business earnings decline. This structure provides the Company with protection against earnings shortfalls through reduced management fee expense; in this manner the interests of the principals and shareholders remain aligned.

Management uses these non-GAAP financial measures, in conjunction with GAAP measures, to evaluate the performance of the CCG and ICG. This cannot be effectively illustrated using the corresponding GAAP measures as management fees, the impact of the accelerated vesting of certain RSUs and corporate income would be included in these GAAP measures and do not show the standalone profitability of the acquired businesses. On a reportable segment and individual subsidiary basis, the Company uses these measures to help the Company determine where to allocate corporate and other resources to assist principals to develop additional sources of revenue and improve their earnings performance. The Company may assist these businesses in expense reductions, cross selling, providing new products or services, technology improvements, providing capital for sub-acquisitions or coordinating internal mergers. On a macro level, the Company uses these measurements to help it evaluate broad performance of products and services which, in turn, helps shape the Company’s acquisition policy. The Company has emphasized acquiring businesses with a higher level of recurring revenue, such as benefits businesses in the CCG, and those which expand the Company’s platform capabilities, such as property and casualty businesses in the CCG. The Company also may use these measures to help it assess the level of economic ownership to retain in new acquisitions or existing businesses. Finally, the Company uses these measures to monitor the effectiveness of its incentive plans.

For the nine months ended September 30, 2011, CCG’s management fees (excluding accelerated vesting of certain RSUs) as a percentage of adjusted income before management fees increased to 40.9% from 40.2% for the nine months ended September 30, 2010. This increase was commensurate with the increase in adjusted income before management fees and higher incentive accruals relating to the improvement in firm performance. For the nine months ended September 30, 2011, ICG’s management fees (excluding accelerated vesting of certain RSUs) as a percentage of adjusted income before management fees declined to 52.1% from 58.1% for the nine months ended September 30, 2010. This decline was commensurate with the decrease in adjusted income before management relating to firm performance.

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

Change in estimated acquisition earn-out payables. The recorded purchase price for all acquisitions consummated after January 1, 2009 includes an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of these estimated earn-out obligations are recorded in the Consolidated Statements of Income when incurred.

Incentive Plans

NFP views incentive plans as an essential component in compensating principals and as a way to activate growth across the Company. For a more detailed discussion of NFP’s incentive plans, see “Note 11—Commitments and Contingencies—Incentive Plans” to the Consolidated Financial Statements (Unaudited) contained in this report.

Three months ended September 30, 2011 compared with three months ended September 30, 2010

Corporate Client Group

The CCG accounted for 42.0% of NFP’s revenue for the three months ended September 30, 2011. The financial information below relates to the CCG for the periods presented (in millions):

	Three Months Ended September 30,
	2011	2010	$ Change	% Change

Revenue:
Commissions and fees	$105.7	$94.6	$11.1	11.7%

Operating expenses:
Commissions and fees	11.7	9.7	2.0	20.6%
Compensation expense	36.0	32.1	3.9	12.1%
Non-compensation expense	18.6	18.4	0.2	1.1%
Management fees	19.3	24.6	(5.3)	-21.5%
Amortization of intangibles	5.6	5.4	0.2	3.7%
Depreciation	1.4	1.6	(0.2)	-12.5%
Impairment of goodwill and intangible assets	—	—	—	N/M
Gain on sale of businesses, net	—	(0.1)	0.1	-100.0%
Change in estimated acquisition earn-out payables	0.1	—	0.1	N/M

Total operating expenses	92.7	91.7	1.0	1.1%

Income from operations	$13.0	$2.9	$10.1	348.3%

Commission expense ratio	11.1%	10.3%
Compensation expense ratio	34.1%	33.9%
Non-compensation expense ratio	17.6%	19.5%
Management fees as a percentage of revenue	18.3%	26.0%

N/M indicates the metric is not meaningful

For the three months ended September 30, 2011 and 2010, the corporate benefits business line accounted for approximately 81.8% and 84.5% of the CCG’s revenue, respectively. For the three months ended September 30, 2011 and 2010, the executive benefits business line accounted for approximately 9.4% and 10.6% of the CCG’s revenue, respectively. For the three months ended September 30, 2011 and 2010, the property and casualty business line accounted for approximately 8.8% and 4.9% of the CCG’s revenue, respectively.

Summary

Income from operations. Income from operations increased $10.1 million in the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. Income from operations increased primarily due to an increase in revenue, driven approximately equally by both newly-acquired businesses and growth at existing businesses, and a decrease in management fees, due largely to the expense for last year’s accelerated vesting of RSUs, partially offset by increases in commissions and fees, compensation, and non-compensation expense.

Revenue

Commissions and fees. Commissions and fees revenue for the third quarter of 2011 increased $11.1 million, of which approximately $6.7 million of the total increase represented commissions and fees revenue from acquisitions that had no comparable operations in the same period of 2010. Excluding the impact of these acquisitions, existing firms within the CCG saw an increase in revenue of $4.4 million, driven by new clients and product sales.

Operating expenses

Commissions and fees. Commissions and fees expense increased $2.0 million for the third quarter of 2011, of which approximately $1.0 million of the total increase represented commissions and fees expense from acquisitions that had no comparable operations in the same period of 2010. Excluding the impact of these acquisitions, the percentage increase in commission expense in the CCG was due to the timing of revenue received for businesses with higher payout margins.

Compensation expense. Compensation expense increased $3.9 million in the three months ended September 30, 2011 compared with the same period last year. Approximately $2.5 million of the total increase represented compensation expense from acquisitions that had no comparable operations in the same period of 2010. Excluding these acquisitions, compensation expense increased by $1.4 million, due to increased headcount at existing firms and increases in salaries and wages.

Non-compensation expense. Non-compensation expense remained relatively stable in the three months ended September 30, 2011 compared with the same period last year, with only a slight increase of $0.2 million. Excluding a reduction in corporate overhead of $1.4 million, non-compensation expense increased by $1.7 million, primarily due to acquisitions.

Management fees. Management fees decreased $5.3 million in the three months ended September 30, 2011 compared with the same period last year. Adjusted income before management fees was $45.0 million for the three months ended September 30, 2011, an increase of $4.7 million, or 11.7%, from adjusted income before management fees of $40.3 million in the same period last year. Management fees as a percentage of adjusted income before management fees decreased to 42.8% for the three months ended September 30, 2011 from 61.1% for the three months ended September 30, 2010. Included in CCG management fees for the third quarter of 2010 was $7.4 million of stock-based compensation related to the accelerated vesting of certain RSUs to principals. Excluding the impact of the accelerated vesting of certain RSUs, management fees as percentage of adjusted income before management fees slightly increased from 42.7% for the three months ended September 30, 2010 to 42.8% for the three months ended September 30, 2011. Excluding the impact of this accelerated vesting, the increase in management fees was commensurate with an improvement in adjusted income before management fees.

Individual Client Group

The ICG accounted for 33.7% of NFP’s revenue for the three months ended September 30, 2011. The financial information below relates to the ICG for the periods presented (in millions):

	Three Months Ended September 30,
	2011	2010	$ Change	% Change

Revenue:
Commissions and fees	$84.8	$91.9	$(7.1)	-7.7%

Operating expenses:
Commissions and fees	18.6	18.8	(0.2)	-1.1%
Compensation expense	26.6	25.9	0.7	2.7%
Non-compensation expense	16.5	16.0	0.5	3.1%
Management fees	13.9	28.9	(15.0)	-51.9%
Amortization of intangibles	2.7	2.9	(0.2)	-6.9%
Depreciation	0.9	1.0	(0.1)	-10.0%
Impairment of goodwill and intangible assets	2.5	—	2.5	N/M
Gain on sale of businesses, net	—	—	—	N/M

Total operating expenses	81.7	93.5	(11.8)	-12.6%

Income from operations	$3.1	$(1.6)	$4.7	-293.8%

Commission expense ratio	21.9%	20.5%
Compensation expense ratio	31.4%	28.2%
Non-compensation expense ratio	19.5%	17.4%
Management fees as a percentage of revenue	16.4%	31.4%

N/M indicates the metric is not meaningful

Summary

Income (loss) from operations. Income from operations increased $4.7 million in the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. Income from operations increased primarily due to a decrease in management fees, largely from the expense for last year’s accelerated vesting of RSUs, partially offset by a decrease in revenue driven by challenging conditions in the life insurance market, and an increase in impairments.

Revenue

Commissions and fees. Commissions and fees revenue declined $7.1 million in the three months ended September 30, 2011 compared with the same period last year. Results in the ICG were driven by continued marketplace uncertainty facing the life insurance business.

Operating expenses

Commissions and fees. Commissions and fees expense decreased $0.2 million in the three months ended September 30, 2011 compared with the same period last year. Commissions and fees expense decreased due to declines in overall revenue.

Compensation expense. Compensation expense increased $0.7 million in the three months ended September 30, 2011 compared with the same period last year. The increase related to the conversion of several independent producers to employees.

Non-compensation expense. Non-compensation expense increased $0.5 million in the three months ended September 30, 2011 compared with the same period last year. The increase was a result of an increase in a firm’s rent and insurance expense, offset by overall reductions in ICG spending.

Management fees. Management fees decreased $15.0 million in the three months ended September 30, 2011 compared with the same period last year. Adjusted income before management fees was $27.5 million for the three months ended September 30, 2011, a decrease of $7.3 million, or 20.9%, from adjusted income before management fees of $34.8 million in the same period last year. Management fees as a percentage of adjusted income before management fees decreased to 50.6% for the three months ended September 30, 2011 from 82.9% for the three months ended September 30, 2010. Included in management fees for the third quarter of 2010 was $6.0 million of stock-based compensation related to the accelerated vesting of certain RSUs to principals, as well as $2.3 million in incentive accruals. Excluding the impact of the accelerated vesting of certain RSUs, management fees as percentage of adjusted income before management fees declined from 65.7% for the three months ended September 30, 2010 to 50.6% for the three months ended September 30, 2011. Excluding the impact of this accelerated vesting, the percentage decrease in management fees is related to the decline in adjusted income before management fees and a reduction in incentive accruals.

Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets increased $2.5 million. The impairment in 2011 related to a firm that will be disposed of in the fourth quarter of 2011.

Advisor Services Group

The ASG accounted for 24.3% of NFP’s revenue for the three months ended September 30, 2011. The financial information below relates to the ASG for the periods presented (in millions):

	Three Months Ended September 30,
	2011	2010	$ Change	% Change

Revenue:
Commissions and fees	$61.0	$51.0	$10.0	19.6%

Operating expenses:
Commissions and fees	50.0	42.2	7.8	18.5%
Compensation expense	4.0	4.1	(0.1)	-2.4%
Non-compensation expense	4.2	3.4	0.8	23.5%
Management fees	—	—	—	N/M
Amortization of intangibles	—	—	—	N/M
Depreciation	0.8	0.4	0.4	100.0%
Impairment of goodwill and intangible assets	—	—	—	N/M
Gain on sale of businesses, net	—	—	—	N/M

Total operating expenses	59.0	50.1	8.9	17.8%

Income from operations	$2.0	$0.9	$1.1	122.2%

Commission expense ratio	82.0%	82.7%
Compensation expense ratio	6.6%	8.0%
Non-compensation expense ratio	6.9%	6.7%
Management fees as a percentage of revenue	N/M	N/M

N/M indicates the metric is not meaningful

Summary

Income from operations. Income from operations increased $1.1 million in the three months ended September 30, 2011, as compared to the three months ended September 30, 2010. Income from operations increased due to an increase in revenue which was partially offset by a commensurate increase in commissions and fees expense, as well as increases in non-compensation and depreciation expense.

Revenue

Commissions and fees. Commissions and fees increased $10.0 million in the three months ended September 30, 2011 compared to the same period last year. Results in the ASG were driven by general improvements in the financial markets, particularly in increased sales of certain variable annuity products and a slight increase in assets under management. Assets under management for the ASG increased 1.3 % to $9.0 billion as of September 30, 2011 compared to $8.9 billion as of September 30, 2010.

Operating expenses

Commissions and fees. Commissions and fees expense increased $7.8 million in the three months ended September 30, 2011 compared with the same period last year. The increase in commission payouts at the ASG was proportional to the increase in revenue.

Non-compensation expense. Non-compensation expense increased $0.8 million in the three months ended September 30, 2011 compared with the same period last year. The increase primarily relates to increases in professional fees and regulatory-related fees.

Corporate Items

The financial information below relates to items not allocated to any of NFP’s three reportable segments for the periods presented (in millions):

	Three Months Ended September 30,
	2011	2010	$ Change	% Change

Consolidated income from operations	$18.1	$2.2	$15.9	722.7%

Interest income	0.7	0.9	(0.2)	-22.2%
Interest expense	(4.0)	(5.0)	1.0	-20.0%
Gain on early extinguishment of debt	—	9.7	(9.7)	-100.0%
Other, net	1.3	2.8	(1.5)	-53.6%

Non-operating income and expenses, net	(2.0)	8.4	(10.4)	-123.8%

Income before income taxes	16.1	10.6	5.5	51.9%
Income tax expense	6.8	2.4	4.4	183.3%

Net income	$9.3	$8.2	$1.1	13.4%

N/M indicates the metric is not meaningful

Interest expense. Interest expense decreased $1.0 million in the three months ended September 30, 2011 compared with the same period last year. The decrease was primarily due to NFP’s 2010 refinancing, which involved terminating NFP’s prior credit facility and entering into a new $225.0 million credit facility (the “2010 Credit Facility”), as well as retiring NFP’s 0.75% convertible senior notes due February 1, 2012 (the “2007 Notes”) and issuing new 4.0% convertible senior notes due June 15, 2017 (the “2010 Notes”). The refinancing resulted in a $1.2 million write-off of prepaid expenses relating to the 2006 Credit Facility, during the third quarter of 2010.

Gain on early extinguishment of debt. For the three months ended September 30, 2010, NFP recognized a pre-tax gain of approximately $9.7 million related to the tender offer for its 2007 Notes which expired in July 2010.

Other, net. Other, net income, which primarily consists of income from equity method investments, rental income, and net expenses relating to the settlement of legal matters, decreased $1.5 million in the three months ended September 30, 2011 compared with the same period last year. The decline of other, net relates to increases in losses during the three months ended September 30, 2011 relating primarily to a decline in the cash surrender value relating to the Company’s deferred compensation plan and a provision on a loss contingency. During the three months ended September 30, 2010, the Company recognized a gain in the amount of $0.6 million, relating to a transaction that increased the Company’s equity investment from a non-controlling interest to a controlling interest, and as a result became a consolidated subsidiary of NFP.

Income tax expense. Income tax expense was $6.8 million in the three months ended September 30, 2011 compared with income tax expense of $2.4 million in the same period during the prior year. The effective tax rate for the three months ended September 30, 2011 was 42.3%. This compares with an effective tax rate of 22.9% for the three months ended September 30, 2010. The effective tax rate for the third quarter of 2010 was lower than the effective tax rate for the third quarter of 2011 primarily due to tax deductions relating from dispositions during 2010, a reduction in unrecognized tax benefits due to settlements with tax authorities, and an increase in 2011 in deferred taxes for future repatriation of foreign earnings. The estimated effective tax rate may be affected by future impairments, restructurings, state tax changes and factors which may be recognized as discrete items in the quarters in which they arise and, as a result, may impact income tax expense both in terms of absolute dollars and as a percentage of income before income taxes.

Nine months ended September 30, 2011 compared with nine months ended September 30, 2010

Corporate Client Group

The CCG accounted for 40.8% of NFP’s revenue for the nine months ended September 30, 2011. The financial information below relates to the CCG for the periods presented (in millions):

	Nine Months Ended September 30,
	2011	2010	$ Change	% Change

Revenue:
Commissions and fees	$295.6	$279.3	$16.3	5.8%

Operating expenses:
Commissions and fees	31.4	25.9	5.5	21.2%
Compensation expense	103.6	97.5	6.1	6.3%
Non-compensation expense	54.6	56.8	(2.2)	-3.9%
Management fees	51.1	54.7	(3.6)	-6.6%
Amortization of intangibles	15.9	16.0	(0.1)	-0.6%
Depreciation	4.6	4.7	(0.1)	-2.1%
Impairment of goodwill and intangible assets	—	1.9	(1.9)	-100.0%
Gain on sale of businesses, net	—	(8.2)	8.2	-100.0%
Change in estimated acquisition earn-out payables	0.1	—	0.1	N/M

Total operating expenses	261.3	249.3	12.0	4.8%

Income from operations	$34.3	$30.0	$4.3	14.3%

Commission expense ratio	10.6%	9.3%
Compensation expense ratio	35.0%	34.9%
Non-compensation operating expense ratio	18.5%	20.3%
Management fees as a percentage of revenue	17.3%	19.6%

Summary

Income from operations. Income from operations increased $4.3 million in the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010. Income from operations increased primarily due to an increase in revenue, driven by both newly-acquired businesses and growth at existing businesses, and a decrease in management fees, due largely to the expense for last year’s accelerated vesting of RSUs, as well as decreases in non-compensation expense, management fees, and impairments, partially offset by increases in commissions and fees and compensation expense and a decrease in gain on sale of businesses, net.

Revenue

Commissions and fees. Commissions and fees revenue for the nine months ended September 30, 2011 increased $16.3 million, of which approximately $8.2 million of the total increase represented commissions and fees revenue from acquisitions that had no comparable operations in the same period of 2010. After the impact from dispositions of $4.1 million, the remaining net increase of $12.2 million represented growth within existing firms in the CCG, driven by new clients and product sales.

Operating expenses

Commissions and fees. Commissions and fees expense increased $5.5 million in the nine months ended September 30, 2011, of which approximately $1.3 million of the total increase represented commissions and fees expense from acquisitions that had no comparable operations in the same period of 2010. The overall increase in commissions and fees expense, excluding the impact of acquisitions, was largely attributable to the growth in one business that is being serviced through an independent contractor whose expense runs through commissions rather than compensation. Excluding the impact of this business, commission expense increased in line with revenue.

Compensation expense. Compensation expense increased $6.1 million in the nine months ended September 30, 2011, of which approximately $2.9 million of the total increase represented compensation expense from acquisitions that had no comparable operations in the same period of 2010. After the impact from dispositions of $1.6 million, compensation expense increased by $4.8 million, due to increased headcount at existing firms and increases in salaries and wages.

Non-compensation expense. Non-compensation expense decreased $2.2 million in the nine months ended September 30, 2011 compared with the same period last year. Excluding dispositions of $1.4 million, non-compensation expense remained relatively flat.

Management fees. Management fees decreased $3.6 million in the nine months ended September 30, 2011 compared with the same period last year. Adjusted income before management fees was $125.0 million for the nine months ended September 30, 2011, an increase of $7.0 million, or 5.9%, from adjusted income before management fees of $118.0 million in the same period last year. Management fees as a percentage of adjusted income before management fees declined to 40.9% for the nine months ended September 30, 2011 from 46.4% for the nine months ended September 30, 2010. Included in CCG management fees for the third quarter of 2010 was $7.4 million of stock-based compensation relating to the accelerated vesting of certain RSUs. Excluding the impact of the accelerated vesting of certain RSUs, management fees as a percentage of adjusted income before management fees increased from 40.2% for the nine months ended September 30, 2010 to 40.9% for the nine months ended September 30, 2011. Excluding the impact of this accelerated vesting, the percentage increase in management fees was commensurate with the increase in adjusted income before management fees and higher incentive accruals relating to the improvement in firm performance.

Gain on sale of businesses. During the nine months ended September 30, 2010, the CCG recognized a gain on sale of businesses totaling $8.2 million. During the nine months ended September 30, 2010, the CCG disposed of three subsidiaries and contributed certain assets of a wholly-owned subsidiary to a newly formed entity in exchange for preferred units. The contribution of assets resulted in a deconsolidation and remeasurement of the Company’s retained investment for an overall gain of $9.2 million. During the nine months ended September 30, 2011, there were no such transactions.

Individual Client Group

The ICG accounted for 33.8 % of NFP’s revenue for the nine months ended September 30, 2011. The financial information below relates to the ICG for the periods presented (in millions):

	Nine Months Ended September 30,
	2011	2010	$ Change	% Change

Revenue:
Commissions and fees	$244.4	$262.0	$(17.6)	-6.7%

Operating expenses:
Commissions and fees	52.8	57.4	(4.6)	-8.0%
Compensation expense	81.7	82.0	(0.3)	-0.4%
Non-compensation expense	48.5	50.4	(1.9)	-3.8%
Management fees	38.6	54.9	(16.3)	-29.7%
Amortization of intangibles	8.3	8.8	(0.5)	-5.7%
Depreciation	3.2	3.3	(0.1)	-3.0%
Impairment of goodwill and intangible assets	3.4	1.0	2.4	240.0%
Gain on sale of businesses, net	0.1	(1.8)	1.8	-100.0%

Total operating expenses	236.6	256.0	(19.5)	-7.6%

Income from operations	$7.8	$6.0	$1.9	31.7%

Commission expense ratio	21.6%	21.9%
Compensation expense ratio	33.4%	31.3%
Non-compensation operating expense ratio	19.8%	19.2%
Management fees as a percentage of revenue	15.8%	21.0%

Summary

Income from operations. Income from operations increased $1.9 million for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Income from operations increased due to decreases in commissions and fees, compensation, non-compensation, management fees, largely from the expense for last year’s accelerated vesting of RSUs, and a decline in firm performance, amortization, and depreciation expense. These decreases were partially offset by decreases in revenue and gains on sale of businesses, and an increase in impairments.

Revenue

Commissions and fees. Commissions and fees decreased $17.6 million in the nine months ended September 30, 2011 compared with the same period last year. Excluding the impact of dispositions, revenue from existing firms within the ICG declined by $16.1 million. Results in the ICG were driven by marketplace uncertainty facing the life insurance business during 2011.

Operating expenses

Commissions and fees. Commissions and fees expense decreased $4.6 million in the nine months ended September 30, 2011 compared with the same period last year. Commissions and fees expense decreased due to declines in overall revenue.

Non-compensation expense. Non-compensation expense decreased $1.9 million in the nine months ended September 30, 2011 compared with the same period last year. The decline was a result of overall reductions in ICG spending.

Management fees. Management fees decreased $16.3 million in the nine months ended September 30, 2011 compared with the same period last year. Adjusted income before management fees was $74.1 million for the nine months ended September 30, 2011 compared with $84.2 million for the nine months ended September 30, 2010. Management fees as a percentage of adjusted income before management fees decreased to 52.1% for the nine months ended September 30, 2011 from 65.2% for the nine months ended September 30, 2010. Included in ICG management fees for the nine months ended September 30, 2010 was $6.0 million related to the accelerated vesting of certain RSUs as well as $2.3 million in incentive accruals. Excluding the impact of the accelerated vesting of certain RSUs, management fees as percentage of adjusted income before management fees declined from 58.1% for the nine months ended September 30, 2010 to 52.1% for the nine months ended September 30, 2011. Excluding the impact of this accelerated vesting, the percentage decrease in management fees is related to the decline in adjusted income before management fees.

Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets increased $2.4 million. The impairments in 2011 relate to one firm that was disposed of in the third quarter of 2011, and one firm that will be disposed of in the fourth quarter of 2011.

Gain on sale of businesses. During the nine months ended September 30, 2011, the ICG recognized a net loss of less than $0.1 million, from the disposition of one subsidiary. During the nine months ended September 30, 2010, the ICG recognized a net gain from the disposition of seven subsidiaries and the sale of certain assets of another subsidiary totaling $1.8 million.

Advisor Services Group

The ASG accounted for 25.4% of NFP’s revenue for the nine months ended September 30, 2011. The financial information below relates to the ASG for the periods presented (in millions):

	Nine Months Ended September 30,
	2011	2010	$ Change	% Change

Revenue:
Commissions and fees	$184.2	$156.3	$27.9	17.9%

Operating expenses:
Commissions and fees	152.1	129.2	22.9	17.7%
Compensation expense	11.8	11.6	0.2	1.7%
Non-compensation expense	11.7	9.9	1.8	18.2%
Management fees	—	—	—	N/M
Amortization of intangibles	—	—	—	N/M
Depreciation	1.4	1.0	0.4	40.0%
Impairment of goodwill and intangible assets	—	—	—	N/M
Gain on sale of businesses, net	—	—	—	N/M

Total operating expenses	177.0	151.7	25.3	16.7%

Income from operations	$7.2	$4.6	$2.6	56.5%

Commission expense ratio	82.6%	82.7%
Compensation expense ratio	6.4%	7.4%
Non-compensation operating expense ratio	6.4%	6.3%
Management fees as a percentage of revenue	N/M	N/M

Summary

Income from operations. Income from operations increased $2.6 million in the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010. Income from operations increased due to an increase in revenue which was partially offset by a commensurate increase in commissions and fees expense.

Revenue

Commissions and fees. Commissions and fees increased $27.9 million in the nine months ended September 30, 2011 compared to the same period last year. Results in the ASG were driven by an increase in sales of certain variable annuity products and a slight increase in assets under management. Assets under management for the ASG increased 1.3% to $9.0 billion as of September 30, 2011 compared to $8.9 billion as of September 30, 2010.

Operating expenses

Commissions and fees. Commissions and fees expense increased $22.9 million, in the nine months ended September 30, 2011 compared with the same period last year. The increase in commissions and fees payouts at the ASG was generally commensurate with the increase in revenue.

Non-compensation expense. Non-compensation expense increased $1.8 million in the three months ended September 30, 2011 compared with the same period last year. The increase primarily relates to increases in professional fees and regulatory-related fees.

Corporate Items

The financial information below relates to items not allocated to any of NFP’s three reportable segments for the periods presented (in millions):

	Nine Months Ended September 30,
	2011	2010	$ Change	% Change

Consolidated income (loss) from operations	$49.3	$40.6	$8.7	21.4%

Interest income	2.6	2.6	—	0.0%
Interest expense	(11.8)	(14.4)	2.6	-18.1%
Gain on early extinguishment of debt	—	9.7	(9.7)	(1.0)%
Other, net	5.8	5.5	0.3	5.5%

Non-operating income and expenses, net	(3.4)	3.4	(6.8)	-200.0%

Income before income taxes	46.0	44.0	2.0	4.5%
Income tax expense	20.3	16.7	3.6	21.6%

Net income	$25.7	$27.3	$(1.6)	-5.9%

Interest expense. Interest expense decreased $2.6 million in the nine months ended September 30, 2011 compared with the same period last year. The decrease was primarily due to NFP’s 2010 refinancing, which involved terminating NFP’s prior credit facility and entering into the 2010 Credit Facility, as well as retiring NFP’s 2007 Notes and issuing the 2010 Notes. Interest expense accretion declined from $7.0 million during the nine months ended September 30, 2010 to $3.2 million for the nine months ended September 30, 2011. This decline in interest expense accretion was partially offset by an increase of $0.7 million relating to the higher coupon rate on NFP’s 2010 Notes and an increase in the average borrowings relating to the 2010 Credit Facility.

Gain on early extinguishment of debt. For the nine months ended September 30, 2010, NFP recognized a pre-tax gain of approximately $9.7 million related to the tender offer for its 2007 Notes which expired in July 2010.

Other, net. Other, net income, which primarily consists of income from equity method investments, rental income, and net expenses relating to the settlement of legal matters, increased $0.3 million in the nine months ended September 30, 2011 compared with the same period last year. The increase in other, net is due to increases in gains during the nine months ended September 30, 2011 relating to increases in the cash surrender value and depreciation in investment earnings relating to the Company’s deferred compensation plan of $0.6 million, an increase in rental income of $0.6 million, an increase in earnings from non-controlling interest in equity investments of $0.4 million, and $1.0 million relating to the satisfaction of amounts due from a principal. These gains were offset by a provision on a loss contingency, a payment that was attributable to the settlement of a legal matter involving a Company subsidiary, and the recognition of a gain in the third quarter of 2010, relating to a transaction that increased the Company’s equity investment from a non-controlling interest to a controlling interest, and as a result became a consolidated subsidiary of NFP.

Income tax expense. Income tax expense was $20.3 million in the nine months ended September 30, 2011 compared with income tax expense of $16.7 million in the same period during the prior year. The effective tax rate for the nine months ended September 30, 2011 was 44.2%. This compares with an effective tax rate of 38.0% for the nine months ended September 30, 2010. The effective tax rate for the nine months ended September 30, 2010 was lower than the effective tax rate for the nine months ended September 30, 2011, primarily due to tax deductions relating to dispositions during 2010, a reduction in unrecognized tax benefits due to settlements with tax authorities, and an increase in 2011 in deferred taxes for future repatriation of foreign earnings. The estimated effective tax rate may be affected by future impairments, restructurings, state tax changes and factors which may be recognized as discrete items in the quarters in which they arise and, as a result, may impact income tax expense both in terms of absolute dollars and as a percentage of income before income taxes.

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

The Company has historically experienced its highest cash usage during the first quarter of each year as balances due to principals and/or certain entities they own for earned management fees above target earnings in the prior year calendar are calculated and paid out, more acquisitions are completed and the Company experiences the seasonal revenue and earnings decline at the beginning of the year. In many prior years this has led to borrowings on NFP’s applicable credit facility in the first quarter. The borrowed amounts are then typically repaid as the year progresses, when operating cash flow typically increases as earnings increase.

However, this pattern has not occurred in 2011, because cash flow was sufficient to fund management fees to principals of firms that performed in excess of target earnings, and acquisitions occurred primarily in the third quarter. In addition, the cash balance on hand at the beginning of the year was higher than it had been in the previous several years. The borrowing pattern could change to the extent acquisitions or sub-acquisitions increase, or as capital is deployed for other uses.

A summary of the changes in cash flow data is provided as follows:

	Nine Months Ended September 30,
(in thousands)	2011	2010
Net cash flows provided by (used in):
Operating activities	$79,770	$76,372
Investing activities	(54,245)	(3,734)
Financing activities	(38,357)	(33,747)

Net increase in cash and cash equivalents	(12,832)	38,891
Cash and cash equivalents - beginning of period	128,830	55,994

Cash and cash equivalents - end of period	$115,998	$94,885

NFP periodically assesses the impact of market developments, including reviewing access to liquidity in the capital and credit markets. Given NFP’s recapitalization transactions, which took place in 2010, the Company anticipates that short/medium-term liquidity and capital needs have currently been addressed, although such needs may change in the future. Further, the Company’s ability to access capital is subject to the restrictions in the 2010 Credit Facility. To the extent that financing needs change due to changing business needs or to the extent the general economic environment changes, an evaluation of access to the credit markets and capital will be performed. Continuing uncertain conditions in these markets may adversely affect the Company. See “Note 7—Borrowings” to the Consolidated Financial Statements (Unaudited) contained in this report for a discussion of the 2010 Credit Facility.

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

On April 28, 2011, NFP’s Board of Directors authorized the repurchase of up to $50.0 million of NFP’s common stock on the open market, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors, including capital availability, share price and market conditions. As of September 30, 2011, 2,421,700 shares were repurchased under this program at a weighted average cost of $11.79 per share and a total cost of approximately $28.6 million. See also “Note 9—Stockholders’ Equity—Stock Repurchases” to the Consolidated Financial Statements (Unaudited) contained in this report.

Operating Activities

During the nine months ended September 30, 2011, cash provided by operating activities was approximately $79.8 million compared with cash provided by operating activities of $76.4 million for the nine months ended September 30, 2010. The increase in operating cash flow for the nine months ended September 30, 2011 as compared with the prior period was primarily due to decreases in notes receivable as cash collections for principal balances have increased, and a decrease in other current assets as the Company had a tax refund receivable in the prior period, offset by a decrease in accounts payable related to commission payments on a particularly large transaction that was accrued for at December 31, 2010.

Some of the Company’s businesses maintain premium trust accounts, which represent payments collected from policyholders on behalf of carriers. Funds held in these accounts are invested in cash, cash equivalents and securities purchased under resale agreements overnight. At September 30, 2011, the Company had cash, cash equivalents and securities purchased under resale agreements in premium trust accounts listed as fiduciary funds related to premium trust accounts on its balance sheet of $79.6 million, a decrease of $3.0 million from the balance of $82.6 million from December 31, 2010, offset by a corresponding premium payable to carriers of $83.4 million at September 30, 2011 compared with $96.4 million at September 30, 2010. Changes in these accounts are the result of timing of payments collected from insureds on behalf of insurance carriers.

Investing Activities

During the nine months ended September 30, 2011, cash used in investing activities was $54.2 million, which was primarily due to $6.4 million paid for purchases of property and equipment and approximately $48.5 million paid as payments for businesses. During the nine months ended September 30, 2010, cash used in investing activities was $3.7 million, which was primarily due to contingent consideration payments of $10.8 million and $9.3 million paid for purchases of property and equipment, offset by $5.6 million in proceeds from the sale of businesses and the release of $10.0 million in restricted cash. In connection with NFP’s 2010 Credit Facility, NFPSI was no longer required to reserve such restricted cash.

Financing Activities

During the nine months ended September 30, 2011, cash used in financing activities was approximately $38.4 million compared with cash used in financing activities of approximately $33.8 million for the nine months ended September 30, 2010. During the nine months ended September 30, 2011, the primary uses of cash was the repurchase of common stock of approximately $28.6 million, as well as repayments of $9.4 million under the 2010 Credit Facility. During the nine months ended September 30, 2010, cash provided by financing activities consisted mainly of $120.3 million in net proceeds from the issuance of the 2010 Notes, and $125.0 million in proceeds from the issuance of long term debt, offset by the purchase of convertible note hedges of $33.9 million, the purchase of the 2007 Notes of $219.7 million, and repayment of outstanding under the 2006 Credit Facility of $40.0 million.

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

Based on the weighted average borrowings under NFP’s 2010 Credit Facility and prior credit agreement among NFP, the lenders party thereto and Bank of America, N.A., as administrative agent, dated as of August 22, 2006 and terminated on July 8, 2010, during the nine months ended September 30, 2011 and 2010, respectively, a change in short-term interest rates of 100 basis points would have affected the Company’s pre-tax income by approximately $1.1 million in 2011 and $1.2 million in 2010.

The Company is further exposed to short-term interest rate risk because it holds cash and cash equivalents. These funds are denoted in fiduciary funds—restricted related to premium trust accounts. These funds cannot be used for general corporate purposes, and should not be considered a source of liquidity for the Company. Based on the weighted average amount of cash, cash equivalents and securities held in fiduciary funds—restricted related to premium trust accounts, a change in short-term interest rates of 100 basis points would have affected the Company’s pre-tax income by approximately $2.0 million in 2011 and $1.6 million in 2010.

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

The Company has market risk on the fees it earns that are based on the value of assets under management or the value of assets held in certain mutual fund accounts and variable insurance policies for which ongoing fees or commissions are paid. Movements in equity market prices, interest rates or credit spreads could cause the value of assets under management to decline, which could result in lower fees to the Company. Certain of the Company’s performance-based fees are impacted by fluctuation in the market performance of the assets managed according to such arrangements. Additionally, through the Company’s broker-dealer subsidiaries, it has market risk on buy and sell transactions effected by its customers. The Company is contingently liable to its clearing brokers for margin requirements under customer margin securities transactions, the failure of delivery of securities sold or payment for securities purchased by a customer. If customers do not fulfill their obligations, a gain or loss could be suffered equal to the difference between a customer’s commitment and the market value of the underlying securities. The risk of default depends on the creditworthiness of the customers. The Company assesses the risk of default of each customer accepted to minimize its credit risk.

Finally, in connection with the offering of the 2010 Notes, NFP entered into the convertible note hedge and warrant transactions. Such convertible note hedge and warrant transactions are intended to lessen or eliminate the potential dilutive effect of the conversion feature of the 2010 Notes on NFP’s common stock.

Item 4. Controls and Procedures

As of the end of the period covered by this report, NFP’s management carried out an evaluation, under the supervision and with the participation of NFP’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of NFP’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act). Based on this evaluation, the CEO and CFO have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective. There have been no changes in internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, such internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

See “Note 11—Commitments and Contingencies—Legal matters” to the Consolidated Financial Statements (Unaudited) contained in this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities

Since July 1, 2011 and through September 30, 2011, NFP has not issued any unregistered securities related to acquisition of firms, contingent consideration and other.

Since October 1, 2011 and through October 31, 2011, NFP did not issue any common stock relating to contingent consideration.

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

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2011 – July 31, 2011	585,406	(b)	$11.79	573,800	(a)	$34,432,000
August 1, 2011 – August 31, 2011	700,466	(c)	11.58	699,700	(a)	26,328,000
September 1, 2011 – September 30, 2011	417,200	(a)	11.72	417,200	(a)	21,437,000

Total	1,703,072		11.69	1,690,700		21,437,000

(a)	On April 28, 2011, NFP’s Board of Directors authorized the repurchase of up to $50.0 million of NFP’s common stock on the open market, at times and in such amounts as management deems appropriate.
(b)	11,606 shares were reacquired relating to the satisfaction of a promissory note. There was no gain or loss associated with this transaction. The remaining 573,800 shares were reacquired as part of the stock repurchase program, see note (a).
(c)	766 shares were reacquired relating to the disposal of a business. A loss of less than $0.1 million was recorded on this transaction. The remaining 699,700 shares were reacquired as part of the stock repurchase program, see note (a).

EXHIBIT INDEX

Item 6. Exhibits

Exhibit No.	Description

10.1*	National Financial Partners Corp. Compensation Recoupment Policy

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Financial Partners Corp.

Signature	Title	Date
/S/ JESSICA M. BIBLIOWICZ	Chairman, President and Chief Executive Officer	November 1, 2011
Jessica M. Bibliowicz

/S/ DONNA J. BLANK	Executive Vice President and Chief Financial Officer	November 1, 2011
Donna J. Blank

EXHIBIT INDEX

Exhibit No.	Description

10.1*	National Financial Partners Corp. Compensation Recoupment Policy

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.