Form 10-K
period 2011-12-31
NATIONAL FINANCIAL PARTNERS CORP
filed 2012-02-13
CIK 1183186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer   ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2011 was $492,467,885.

The number of outstanding shares of the registrant’s Common Stock, $0.10 par value, as of January 31, 2012, was 40,290,742.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2012 Annual Meeting of Stockholders to be held May 23, 2012 are incorporated by reference in this
Form 10-K in response to certain items in Part II and Part III.

NATIONAL FINANCIAL PARTNERS CORP.

Form 10-K

For the Year Ended December 31, 2011

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

These forward-looking statements are based on management’s current views with respect to future results. Forward-looking statements are based on beliefs and assumptions made by management using currently-available information, such as market and industry materials, experts’ reports and opinions, and current financial trends. These statements are only predictions and are not guarantees of future performance. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by a forward-looking statement. These risks and uncertainties include, without limitation: (1) the ability of the Company to execute on its strategy of increasing recurring revenue and other business initiatives; (2) NFP’s ability, through its operating structure, to respond quickly to operational, financial or regulatory situations impacting its businesses; (3) the ability of the Company’s businesses to perform successfully following acquisition, including through the diversification of product and service offerings, and NFP’s ability to manage its business effectively and profitably through its principals and employees and through the Company’s reportable segments; (4) any losses that NFP may take with respect to dispositions, restructures or otherwise; (5) seasonality or an economic environment that results in fewer sales of financial products or services; (6) NFP’s success in acquiring and retaining high-quality independent financial services businesses; (7) changes in premiums and commission rates or the rates of other fees paid to the Company’s businesses, due to requirements related to medical loss ratios stemming from the Patient Protection and Affordable Care Act or otherwise; (8) NFP’s ability to operate effectively within the restrictive covenants of its credit facility; (9) changes that adversely affect NFP’s ability to manage its indebtedness or capital structure, including changes in interest rates or credit market conditions; (10) the impact of capital markets behavior, such as fluctuations in the price of NFP’s common stock, or the dilutive impact of capital raising efforts; (11) adverse results or other consequences from matters including litigation, arbitration, settlements, regulatory investigations or compliance initiatives, such as those related to business practices, compensation agreements with insurance companies, policy rescissions or chargebacks, or activities within the life settlements industry; (12) the impact of legislation or regulations on NFP’s businesses, such as the possible adoption of exclusive federal regulation over interstate insurers, the uncertain impact of legislation regulating the financial services industry, such as the recent Dodd-Frank Wall Street Reform and Consumer Protection Act, the impact of the adoption of the Patient Protection and Affordable Care Act and resulting changes in business practices, potential changes in estate tax laws, or changes in regulations affecting the value or use of benefits programs, any of which may adversely affect the demand for or profitability of the Company’s services; (13) adverse developments in the Company’s markets, such as those related to compensation agreements with insurance companies or activities within the life settlements industry, which could result in decreased sales of financial products or services; (14) the effectiveness or financial impact of NFP’s incentive plans; (15) the impact of the adoption or change in interpretation of certain accounting treatments or policies and changes in underlying assumptions relating to such treatments or policies, which may lead to adverse financial statement results; (16) the loss of services of key members of senior management; (17) failure by the Company’s broker-dealers to comply with net capital requirements; (18) the Company’s ability to compete against competitors with greater resources, such as those with greater name recognition; (19) developments in the availability, pricing, design, tax treatment or underwriting of insurance products, including insurance carriers’ potential change in accounting for deferred acquisition costs, revisions in mortality tables by life expectancy underwriters or changes in the Company’s

ii

relationships with insurance companies; (20) the reduction of the Company’s revenue and earnings due to the elimination or modification of compensation arrangements, including contingent compensation arrangements and the adoption of internal initiatives to enhance compensation transparency, including the transparency of fees paid for life settlements transactions; (21) the occurrence of adverse economic conditions or an adverse regulatory climate in New York, Florida or California; and (22) the Company’s ability to effect smooth succession planning.

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

Founded in 1998, the Company has grown organically and through acquisitions, operating in the independent distribution channel. This distribution channel offers independent advisors the flexibility to sell products and services from multiple non-affiliated providers to deliver objective, comprehensive solutions. The number of products and services available to independent advisors is large and can lead to a fragmented marketplace. NFP facilitates the efficient sale of products and services in this marketplace by using its scale and market position to contract with leading product providers. These relationships foster access to a broad array of insurance and financial products and services as well as better underwriting support and operational services. In addition, the Company is able to operate effectively in this distribution channel by leveraging financial and intellectual capital, technology solutions, the diversification of product and service offerings, and regulatory compliance support across the Company. The Company’s marketing and wholesale organizations also provide an independent distribution channel for benefits, insurance and wealth management products and services, serving both third-party affiliates as well as member NFP-owned businesses.

NFP has organized its businesses into three reportable segments: the Corporate Client Group (the “CCG”), the Individual Client Group (the “ICG”) and the Advisor Services Group (the “ASG”). The CCG is one of the leading corporate benefits advisors in the middle market, offering independent solutions for health and welfare, retirement planning, executive benefits, and property and casualty insurance. The ICG is a leader in the delivery of independent life insurance, annuities, long-term care and wealth transfer solutions for high net worth individuals and includes wholesale life brokerage, retail life and wealth management services. The ASG, including NFP Securities, Inc. (“NFPSI”), a leading independent broker-dealer and corporate registered investment advisor, serves independent financial advisors whose clients are high net worth individuals and companies by offering broker-dealer and asset management products and services. NFP promotes collaboration among its business lines to provide its clients the advantages of a single coordinated resource to address their corporate and individual benefits, insurance and wealth management planning needs.

NFP enhances its competitive position by offering its clients a broad array of insurance and financial solutions. NFP’s continued investments in marketing, compliance and product support provide its independent advisors with the resources to deliver strong client service. NFP believes its operating structure allows its businesses to effectively and objectively serve clients at the local level while having access to the resources of a national company. NFP’s senior management team is composed of experienced insurance and financial services leaders. The Company’s principals and employees who manage the day-to-day operations of NFP’s businesses are professionals who are well positioned to understand client needs.

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

•

Benefit from independent distribution channel. The independent distribution channel offers a platform where advisors may sell the products and services of vendors of their choosing based on the most effective solutions available for their clients. For advisors in this channel, building strong client relationships and a local market reputation for service and execution is a key differentiator. The strength of these client relationships can offer a solid foundation for client retention and a platform which promotes business development through the diversification of product and service offerings and new client acquisition.

•

Realize value through economies of scale. NFP contracts with leading insurance and financial product providers for access to products and services and support for its operations. This allows NFP to aggregate the buying power of a large number of distributors, which can improve the underwriting and other services received by the Company, its advisors and clients. Through its scale, the Company leverages financial and intellectual capital, technology solutions, the diversification of product and service offerings and regulatory compliance support.

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

•

Opportunities in the high net worth market. While many households experienced a decrease in personal wealth in 2008 and 2009, NFP believes that there are still significant opportunities to service the high net worth market. According to Spectrem Group, a financial services industry research and consulting firm, the number of households with net worth, excluding primary residence, in excess of $1 million grew 8% in 2010 compared with 2009. Further, the number of households with net worth, excluding primary residence, in excess of $5 million grew 8% in 2010 compared with 2009.

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

•

Need for infrastructure in the independent distribution channel. NFP believes it provides a unique opportunity for entrepreneurs in the independent distribution channel to compete and succeed in a highly regulated industry, by offering scale without inhibiting independent options.

Reportable Segments

Corporate Client Group

The CCG is one of the leading corporate benefits advisors in the middle market, offering independent solutions for health and welfare, retirement planning, executive benefits and property and casualty insurance. The CCG serves corporate clients by providing advisory and brokerage services related to the planning and administration of benefits plans that take into account the overall business profile and needs of the corporate client. The CCG accounted for approximately 40.7%, 39.5% and 40.0% of NFP’s revenue for the years ended December 31, 2011, 2010 and 2009, respectively. The CCG has organized its operations by region in order to facilitate the sharing of resources and investments among its advisors to address clients’ needs.

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

The corporate benefits business line accounted for approximately 81.9%, 83.1% and 82.3% of the CCG’s revenue for the years ended December 31, 2011, 2010 and 2009, respectively. Generally, corporate benefits are available to a broad base of employees within an organization and include products and services such as group medical and disability insurance, group life insurance and retirement planning. The corporate benefits business line consists of both retail and wholesale benefits operations. These businesses have access to advanced benchmarking and analysis tools and comprehensive support services which are provided to both NFP-owned businesses and non-owned entities through NFP Benefits Partners. NFP Benefits Partners is a division of NFP Insurance Services, Inc. (“NFPISI”), a licensed insurance agency and an insurance marketing organization wholly owned by NFP.

The executive benefits business line accounted for approximately 10.7% of the CCG’s revenue for the year ended December 31, 2011, and 11.7% for each of the years ended December 31, 2010 and 2009. Executive benefits products and services provide employers with the ability to establish plans that create or reinstate benefits for highly-compensated employees, typically through non-qualified plans or disability plans. Clients may utilize a corporate-owned life insurance funding strategy to finance future compensation due under these plans. The executive benefits business line consists of NFP-owned businesses and non-owned entities that pay membership fees for membership in one of NFP’s marketing and wholesale organizations.

The property and casualty business line accounted for approximately 7.4%, 5.2% and 6.0% of the CCG’s revenue for the years ended December 31, 2011, 2010 and 2009, respectively. Property and casualty products and services provide risk management capabilities to businesses and individuals by protecting against property damage, the associated interruption of business and related expenses, or against other damages incurred in the normal course of operations. Effective July 1, 2011, NFP Property and Casualty Services, Inc., one of NFP’s wholly-owned businesses, acquired Lapre Scali & Company Insurance Services, LLC, a property and casualty insurance brokerage. In addition to managing their own operations, NFP’s property and casualty resources are positioned to serve NFP’s businesses and members of NFP’s marketing and wholesale organizations with commercial, personal and surety line capabilities.

In connection with its delivery of corporate benefits products and services, the CCG’s clients range from businesses with employees in the single digits to businesses employing thousands, with a focus on middle-market businesses employing between 50 and 1,000 employees. In connection with its distribution of executive benefits products and services, the CCG actively works with Fortune 2000 companies, while also serving businesses employing between 200 and 2,000 employees. In the sale of bank-owned life insurance, the CCG targets community banks that hold between $100 million and $5 billion of assets. In connection with the CCG’s distribution of property and casualty products and services, the CCG’s clients consist of businesses, with a focus on middle-market companies employing between 50 and 1,000 employees, and individuals.

The CCG provides a suite of services to its clients, including the products and services listed below:

CCG Products	CCG Services

•     401(k)/403(b) plans

•     Bank-owned life insurance (BOLI)

•     Corporate-owned life insurance (COLI)

•     Directors and officers insurance

•     Disability insurance

•     Employee assistance programs

•     Employment practices liability

•     Environmental liability

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

•     Consolidated billing

•     Consulting, administration and funding analysis for:

•     Non-qualified plans for highly-compensated executives

•     Qualified and non-qualified stock option programs

•     Group term carve-out plans

•     Executive disability programs

•     Consumer health advocacy

•     Enrollment administration

•     Executive compensation consulting

•     Flexible spending administration

CCG Products	CCG Services

•     Homeowners insurance

•     Group dental and vision insurance

•     Group life insurance

•     Group variable annuity programs

•     Multi-life individual disability

•     Personal umbrella

•     Prescription plans

•     Professional liability

•     Property and casualty insurance

•     Renters insurance

•     Self-funded health plans including stop loss coverage

•     Surety bonds

•     Voluntary employee benefits

•     Wellness/productivity management

•     Workers’ compensation plans

• HIPAA administration • Risk management consulting • Human resource consulting • International employee benefits consulting • Retirement plan administration and investment analysis

The CCG earns commissions on the sale of insurance policies and fees for the development, implementation and administration of corporate and executive benefits programs and property and casualty products and services. In the corporate benefits business line, commissions and fees are generally paid each year as long as the client continues to use the product and maintains its broker of record relationship with NFP’s business. Commissions are based on a percentage of insurance premium or are based on a fee per plan participant. In some cases, such as for the administration of retirement-focused products like 401(k) plans, fees earned are based on the value of assets under administration or advisement. Generally, in the executive benefits business line, consulting fees are earned relative to the completion of specific client engagements, administration fees are earned throughout the year on policies, and commissions are earned as a calculated percentage of the premium in the year that the policy is originated and during subsequent renewal years, as applicable. Through the property and casualty business line, the CCG offers property and casualty insurance brokerage and consulting services for which it earns commissions and fees. These fees are paid each year as long as the client continues to use the product and maintains its broker of record relationship with NFP’s business.

NFP believes that the corporate benefits business line and the property and casualty business line provides a relatively consistent source of revenue to NFP because recurring revenue is earned each year a policy or service remains in effect. NFP believes that the CCG has a high rate of client retention. NFP estimates that the majority of revenue from the executive benefits business line is recurring revenue while the remainder is concentrated in the year of sale. Historically, revenue earned by the CCG is weighted towards the fourth quarter.

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

Individual Client Group

The ICG is a leader in the delivery of independent life insurance, annuities, long-term care and wealth transfer solutions for high net worth individuals. In evaluating their clients’ near-term and long-term financial goals, the ICG’s advisors serve wealth accumulation, preservation and transfer needs, including estate planning, business succession, charitable giving and financial advisory services. The ICG accounted for 34.7%, 38.5% and 42.0% of NFP’s revenue for the years ended December 31, 2011, 2010 and 2009, respectively. The ICG operates through its marketing organization, PartnersFinancial, its wholesale life brokerage businesses, consisting of Highland Capital Brokerage, Inc. and other NFP-owned brokerage general agencies, as well as through its retail life and wealth management business lines.

The marketing organization and wholesale life brokerage business line accounted for 50.2%, 52.5% and 42.2% of the ICG’s revenue for the years ended December 31, 2011, 2010 and 2009, respectively. Annual fees are paid for membership in PartnersFinancial, which develops relationships and contracts with selected preferred insurance carriers, earning override commissions when those contracts are used. The ICG is supported by shared service technology investments, product management department, advanced case design team, underwriting advocacy specialists, training and marketing services. Highland Capital Brokerage, Inc. has a significant focus on financial institutions, providing point of sale and insurance marketing support. Highland Capital Brokerage, Inc. and the ICG’s other wholesale life brokerage businesses operate through a brokerage general agency model that provides brokers, typically either independent life insurance advisors or institutions, support as needed. The independent life insurance advisors or institutions then distribute life insurance products and services directly to individual clients. The support provided by the wholesale life brokerage businesses may include underwriting, marketing, point of sale, case management, advanced case design, compliance or technical support.

The ICG’s retail life business line accounted for 31.9%, 33.6% and 42.1% of the ICG’s revenue for the years ended December 31, 2011, 2010 and 2009, respectively. The retail life business line provides individual clients with life insurance products and services and consists of NFP-owned businesses.

The ICG’s wealth management business line accounted for 17.9%, 13.9% and 15.7% of the ICG’s revenue for the years ended December 31, 2011, 2010 and 2009, respectively. The ICG’s wealth management business line provides retail financial services to individual clients. This business line consists of NFP-owned businesses.

The ICG’s clients are generally high net worth individuals who the ICG accesses both directly through its retail life and wealth management business lines and indirectly through its marketing organization and wholesale life brokerage business line.

The ICG provides a suite of services to its clients, including the products and services listed below:

ICG Products	ICG Services

•     Fixed and variable annuities

•     Individual whole, universal and variable life insurance

•     Long-term care insurance

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

•     Wealth management consulting

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

Many of the NFP-owned businesses comprising the wealth management business line of the ICG conduct securities or wealth management business through NFPSI. Like the other business lines in the ICG, the wealth management business line generally targets high net worth individuals as clients. In contrast, the ASG’s primary clients are independent investment advisors, who in turn serve high net worth individuals and companies. The ICG’s wealth management business line is composed of NFP-owned businesses. In contrast, the ASG serves independent financial advisors associated with both NFP-owned and non-owned businesses. When independent financial advisors associated with NFP-owned businesses place business through NFPSI, NFPSI receives a commission and the independent financial advisor associated with the NFP-owned business receives the remaining commission. When independent financial advisors associated with non-owned businesses place business through NFPSI, NFPSI receives a commission and the independent financial advisor associated with the non-owned business receives the remaining commission. See also “—Advisor Services Group.”

Revenue generated by the marketing organization and wholesale life brokerage and retail life business lines tends to be concentrated in the year that the policy is originated. Historically, revenue earned by the marketing organization and wholesale life brokerage and retail life business lines is weighted towards the fourth quarter as clients finalize tax planning decisions at year-end. 2010’s temporary estate tax laws have had a continuing impact on the high net worth life insurance market by increasing the value of the estate that is exempt from federal estate tax and thereby decreasing the size of the target market. Revenue generated by the ICG’s wealth management business line is generally recurring given high client retention rates, and is influenced by the performance of the financial markets and the economy, as well as asset allocation decisions if fees are based on assets under management.

The ICG’s competitors in the insurance and wealth transfer business include insurance carrier-sponsored producer groups, captive distribution systems of insurance companies, broker-dealers, banks, independent insurance intermediaries, boutique brokerage general agents and distributors. The ICG also competes with a large number of investment management and wealth management firms, including global and domestic investment management companies, commercial banks, brokerage firms, insurance companies, independent financial planners and other financial institutions. The ICG faces competition from Crump Group, Inc., M Financial Group and Northwestern Mutual.

Advisor Services Group

The ASG serves independent financial advisors whose clients are high net worth individuals and companies by offering broker-dealer and asset management products and services through NFPSI, NFP’s corporate registered investment advisor and independent broker-dealer. The ASG attracts financial advisors seeking to provide clients with sophisticated resources and an open choice of products. The ASG accounted for 24.6%, 22.0% and 18.0% of NFP’s revenue for the years ended December 31, 2011, 2010 and 2009, respectively.

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

Acquisitions

In executing on its acquisition strategy, NFP focuses on businesses that provide high levels of recurring revenue and strategically complement its existing businesses. Businesses that supplement the Company’s geographic reach and improve product capabilities across business lines are of particular interest to NFP. Previously, the Company primarily used a relatively standard acquisition model (described below under “—Acquisition Model—Management Contract”) to effect transactions. The Company now enters into transactions or joint ventures on terms that may vary by transaction in order to allow it to pursue its business objectives.

Acquisition Model—Employment Contract

NFP has recently completed acquisition transactions that emphasize a more integrated business model, where the former owners of the acquired business become employees instead of principals, and NFP owns all EBITDA associated with such business. The former owners are typically party to employment contracts, and are subject to certain non-competition and non-solicitation covenants during the term of the employment contract and for a certain period thereafter. Incentive compensation is also a component of the employment contract. This acquisition model is contemplated typically in businesses with higher levels of recurring revenue. Additional contingent consideration may be paid to the former owners upon the satisfaction of certain compounded growth rate thresholds following the closing of the acquisition.

Management Contract Buyouts

NFP has also recently completed “management contract buyouts.” In these transactions, NFP purchases the entity (the “Management Company”) owned by the principals and party to the management contract that had a right to a portion of the business’s Target EBITDA (as defined below), or purchases a principal’s economic interest in the management contract, in either scenario acquiring a greater economic interest in a business than originally structured. The principals of such businesses who have their interests purchased generally become employees who are party to employment contracts, and are subject to certain non-competition and non-solicitation covenants during the term of the employment contract and for a certain period thereafter. Incentive compensation is also a component of the employment contract. To the extent a principal exits the business after a management contract buyout, NFP has appropriate personnel in place to continue managing such business. Management contract buyouts generally result in an expense to NFP. Management contract buyouts are contemplated typically in businesses with higher levels of recurring revenue and where NFP has had a successful working relationship with the former principals or where appropriate personnel is in place to continue managing such business. Additional payments may be paid to the former principals upon the satisfaction of certain compounded growth rate thresholds following the closing of the transaction.

Acquisition Model—Management Contract

NFP has historically utilized an acquisition model in which NFP acquired businesses on terms that were relatively standard across acquisitions. Acquisition price was determined by establishing a target business’s earnings, calculated by taking the target business’s annual earnings, before interest, taxes, depreciation and amortization, and adjusted for expenses that will not continue post-acquisition, such as compensation to former owners who become principals (“Target EBITDA”). The target business’s Target EBITDA is considered “target earnings,” a multiple of “base earnings.” Base earnings are the portion of target earnings in which NFP has a priority earnings position on a yearly basis. Historically, upfront acquisition consideration has been a multiple of base earnings, typically five to six times. Under certain circumstances, NFP has paid higher multiples due to the specific attributes of the target business or transaction that justified the higher value according to NFP estimates. Earnings in excess of target earnings are typically shared between NFP and the principals in the same ratio as base earnings to target earnings. Additional contingent consideration may be paid to the former owners of the business upon the satisfaction of certain compounded growth rate thresholds following the closing of the acquisition.

In this type of acquisition model, at the time of acquisition, the business, the principals, the Management Company and NFP typically enter into a management contract. Pursuant to the management contract, NFP generally has the contractual right to a percentage of Target EBITDA, with a priority interest in base earnings. NFP’s contractual rights may change through restructures, as discussed below. The principals and the Management Company generally have the contractual right to the remaining percentage of Target EBITDA in the form of fees to principals, once the business achieves a minimum amount of base earnings. Post-acquisition, the principals continue to manage the day-to-day operations of the businesses actively for an initial five-year term, renewable annually thereafter, subject to termination for cause and supervisory oversight as required by applicable law and the terms of the management contracts. The principals also agree to certain non-competition and non-solicitation covenants during the term of the management contract and for a certain period thereafter.

Sub-acquisitions

The Company has also engaged in sub-acquisitions, in which an existing NFP-owned business acquires a new entity or book of business. In addition to providing an opportunity for increased revenue, sub-acquisitions allow the Company to invest in an established business that has a strong management team and is actively seeking to expand by scaling its infrastructure to support new clients. With a known manager in place, sub-acquisitions generally represent an investment with less risk for the Company. The consideration for a sub-acquisition is typically paid in a mix of upfront and contingent consideration payments.

Role of NFP Common Stock in Acquisitions

While consideration for acquisitions and sub-acquisitions in 2011 was paid in cash, NFP had historically required principals to receive a minimum portion of the acquisition price (typically at least 30%) in the form of NFP common stock. In transactions involving institutional sellers, the purchase price typically consisted of all cash. In recent acquisition transactions, the Company has required employees or principals to purchase shares of NFP common stock on the open market by the end of a certain period of time (the “Purchased Shares”). The Purchased Shares are subject to liquidity restrictions similar to those set forth in NFP’s amended and restated stockholders agreement and lock-up agreement, but are not subject to agreements that give such employees or principals rights as security holders.

Restructures

In the course of NFP’s operating history, certain businesses have required a change in the economic relationship between NFP and the principals. These restructures generally result in either temporary or permanent reductions in base and target earnings and/or changes in the ratio of base to target earnings. Restructures frequently involve business concessions by principals, such as the relinquishment of operational control. Several businesses in the ICG, particularly in the retail life business line, have been restructured such that NFP has a right to a lower amount of Target EBITDA and a lower priority interest in such business’s earnings. In some instances, NFP and the business essentially have a revenue sharing agreement regardless of the level of the business’s earnings. NFP may restructure transactions in the future as the need arises.

Disposals

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

Cash Management, Payroll and General Ledger Systems

Generally, all of the Company’s businesses must transition their financial operations to the Company’s cash management and payroll systems and the Company’s common general ledger. Additionally, most principals and employees must transition their broker-dealer registrations to, and be supervised in connection with their securities activities by, the Company’s broker-dealer, NFPSI.

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

The Company implemented a comprehensive centralized general ledger system for all of its businesses. The general ledger system has been designed to accommodate the varied needs of the individual businesses and permits them to select one of two platforms in which to manage their operations. The shared-service platform is designed to provide businesses with a greater level of support from NFP’s corporate office while continuing to provide flexibility in the decision-making process. The self-service platform is designed for the Company’s larger businesses that have a full accounting staff and require less support from NFP’s corporate office.

Internal Audit

NFP’s internal audit department reports to the Audit Committee of NFP’s Board of Directors (the “Board”) and has the responsibility for planning and performing audits throughout the Company.

Succession Planning

NFP is actively involved in succession planning with respect to the principals of the Company’s businesses, as it is in the Company’s interest to ensure a smooth transition to a successor principal or principals. The Company views the transactions in which NFP utilizes an employment contract acquisition model or management contract buyout as tools to facilitate succession planning in a more integrated business model.

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

Incentive Plans

NFP views incentive plans as an essential component in compensating principals and as a way to motivate revenue and EBITDA growth across the Company. As of December 31, 2011, NFP maintained two incentive plans for principals and certain employees of its businesses, the Annual Principal Incentive Plan (the “PIP”) and the Revised Long-Term Incentive Plan (the “RTIP”). The PIP will remain in place for successive performance periods following the initial PIP performance period and the PIP incentive hurdle will be set at the beginning of each performance period. For a more detailed discussion of NFP’s incentive plans, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Incentive Plans.” Payments under these plans are based on growth above certain EBITDA thresholds and are not based on revenue generation. Certain employees participate in employee-specific bonus programs that are earned on specified growth thresholds.

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

The insurance industry continues to be subject to a significant level of scrutiny by various regulatory bodies, including state attorneys general and insurance departments, concerning certain practices within the insurance industry. These practices include, without limitation, conducting stranger-owned life insurance sales in which the policy purchaser may not have a sufficient insurable interest as required by some states’ laws or regulations, the receipt of contingent commissions by insurance brokers and agents from insurance companies and the extent to which such compensation has been disclosed, bid rigging and related matters. From time to time, NFP’s subsidiaries receive subpoenas and other informational requests from regulatory bodies relating to these or other matters.

For a discussion of certain regulatory risks facing the Company, see “Risk Factors—The Company’s business is subject to risks related to legal proceedings and governmental inquiries;” “Risk Factors—The Company is subject to risks related to healthcare reform legislation;” “Risk Factors—Non-compliance with or changes in laws, regulations or licensing requirements applicable to the Company could restrict the Company’s ability to conduct its business;” “Risk Factors—Failure to comply with net capital requirements could subject the Company’s wholly-owned broker-dealers to suspension or revocation of their licenses by the SEC or expulsion from FINRA;” and “Risk Factors—A change in the tax treatment of life insurance products the Company sells or a determination that these products are not life insurance contracts for federal tax purposes could reduce the demand for these products, which may reduce the Company’s revenue.”

Employees

As of December 31, 2011, the Company had approximately 2,750 employees. NFP believes that its relations with the Company’s employees are generally satisfactory. None of the Company’s employees are represented by a union.

Item 1A. Risk Factors

The Company’s operating strategy and structure may make it difficult to respond quickly to operational, financial or regulatory issues, which could negatively affect the Company’s financial results. Further, the Company’s business initiatives may not be successful.

The Company’s businesses report their results to NFP’s corporate headquarters on a monthly basis. The Company has implemented a consolidated general ledger, cash management and management information systems that allow NFP to monitor the overall performance of its businesses. However, if the Company’s businesses delay reporting results, correcting inaccurate results, or informing NFP of negative business developments, such as the loss of an important client or relationship, a threatened liability or a regulatory inquiry, NFP may not be able to take action to remedy the situation on a timely basis.

Effective January 1, 2010, NFP reorganized its businesses into three reportable segments: the CCG, the ICG and the ASG. The reorganization and the segments’ business strategies are intended to improve the allocation of the Company’s resources and the quality and scope of the services provided to the Company’s clients, as well as facilitate internal growth, the diversification of product and service offerings, brand recognition and other business initiatives. There are substantial uncertainties associated with these efforts, including the investment of significant time and resources, the possibility that these efforts will be unprofitable, and the risk of additional liabilities associated with these efforts. Further, businesses that are marketed under the single NFP brand may expose NFP to additional risks. Factors such as compliance with regulations, competitive alternatives and shifting market preferences may also impact the successful implementation of these efforts.

Acquired businesses may not perform as expected, leading to restructures in the economic relationship between NFP and its principals or employees. NFP’s dependence on the individuals who manage its businesses may limit NFP’s ability to manage the Company effectively and profitably.

While the Company intends that acquisitions will improve profitability, past or future acquisitions may not be accretive to earnings or otherwise meet operational or strategic expectations. The failure of businesses to perform as expected after acquisition may have an adverse effect on the Company’s internal earnings and revenue growth rates, and may result in impairment charges and/or generate losses or charges to its earnings if businesses are disposed.

In the course of NFP’s operating history, certain subsidiaries have required a change in the economic relationship between NFP and its principals. These restructures generally result in either temporary or permanent reductions in base and target earnings and/or changes in the ratio of base to target earnings. Restructures frequently involve business concessions by principals, such as the relinquishment of operational control. NFP may restructure transactions in the future as the need arises. Several businesses in the ICG, particularly in the retail life business line, have been restructured such that NFP has a right to a lower amount of Target EBITDA and a lower priority interest in such business’s earnings than originally structured; in some instances, NFP and the business essentially have a revenue sharing agreement regardless of the level of the business’s earnings. Challenging economic conditions, poor operating performance, the cultural incompatibility of a firm’s management team with the Company, issues specific to a principal or employee, or other circumstances may lead to restructures or increased dispositions, which may lead to losses incurred by the Company.

The individuals who manage NFP’s businesses, whether they are principals or employees, are responsible for ordinary course operational decisions, including personnel, culture and office location. Such individuals maintain the primary relationship with clients and in some cases, vendors. Unsatisfactory performance by these individuals could hinder the Company’s ability to grow and could have a material adverse effect on its business. Although NFP maintains internal controls that allow it to oversee the Company’s operations, and non-ordinary course transactions require NFP’s consent, the Company is exposed to losses resulting from day-to-day decisions of the individuals who manage NFP’s businesses. To the extent that a wholly-owned subsidiary has liabilities or expenses in excess of what it can pay, NFP may be liable for such payment.

A depressed economic environment and its impact on consumer confidence could negatively affect the Company.

The economic environment remains challenging, and many economic indicators continue to point to a slow and uneven recovery. Adverse general economic conditions may cause potential customers to defer or forgo the purchase of products that the Company’s businesses sell. This uncertain environment has reduced the demand for the Company’s services and the products the Company distributes, particularly in the life insurance market. 2010’s temporary estate tax laws have also had a continuing impact on the high net worth life insurance market by increasing the value of the estate that is exempt from federal estate tax and thereby decreasing the size of the target market.

The Company’s businesses earn recurring commission revenue on certain products over a period after the initial sale, provided the customer retains the product. Customers may surrender or terminate these products due to a depressed economic environment, ending this recurring revenue. The tightening of credit in financial markets also adversely affects the ability of customers to obtain financing for certain products and services the Company distributes.

General economic and market factors may also reduce the size or slow the rate of growth of the Company’s corporate clients. Insolvencies associated with an economic downturn could adversely affect the Company’s business through the loss of clients or by hampering the Company’s ability to place business. Further, reduced employee headcount due to widespread layoffs could also impact the Company’s corporate benefits sales.

Additionally, unfavorable market performance and volatility in the capital markets or in the prices of specific securities may reduce fees to the Company’s businesses that earn commissions based on assets under management. Finally, if the Company’s earnings deteriorate, it is possible that NFP would fail to comply with the terms of its credit facility, which could have a significant impact on the Company.

The Company may not be successful in acquiring suitable acquisition candidates, which could adversely affect the Company’s growth. The structure of recent acquisition transactions may also expose the Company to unique risks that could have a material adverse effect on the Company’s business, financial condition and results of operations.

In executing on its acquisition strategy, NFP focuses on businesses that provide high levels of recurring revenue and strategically complement its existing businesses. NFP’s acquisition activity may be inhibited in light of economic conditions, and there can be no assurance that the Company’s level of acquisition activity and growth from acquisitions will be consistent with past levels or will be strategically successful. If the Company is not successful in acquiring suitable acquisition candidates, its business, earnings, revenue and strategies may be adversely affected. Additionally, acquisitions involve a number of special risks, such as difficulties in the integration of acquired operations and retention of personnel, entry into unfamiliar markets, unanticipated problems or legal liabilities, and tax and accounting issues, some or all of which could have a material adverse effect on the results of the Company’s operations, financial condition and cash flows.

In transactions where NFP utilizes an employment contract acquisition model or management contract buyout, the managers of such businesses typically become employees subject to an employment agreement, rather than principals subject to a management agreement. Consequently, NFP does not have a contractual right to a percentage of such businesses’ Target EBITDA or a priority interest in base earnings, as it typically does in the type of acquisition model involving a management contract. Further, the compensation that is paid to employees in an employment contract acquisition model or management contract buyout may be lower than fees that would have been paid to principals if such transactions had been structured pursuant to a management agreement, which may lead to restructures or additional negotiations with such employees.

The Company competes with numerous integrated financial services organizations, insurance brokers, insurance companies, banks and other entities to acquire high quality businesses. Many of the Company’s competitors have substantially greater financial resources and may be able to outbid NFP for these acquisition targets. If NFP does identify suitable candidates, NFP may not be able to complete any such acquisition on terms that are commercially acceptable to the Company. If NFP is unable to complete acquisitions, it may have an adverse effect on the Company’s earnings or revenue growth and negatively impact the Company’s strategic plan.

Because the revenue the Company earns on the sale of certain insurance products is based on premiums and commission rates set by insurers, any decreases in these premiums or commission rates, or actions by carriers seeking repayment of commissions, could result in revenue decreases or expenses to the Company.

The Company derives revenue from commissions on the sale of insurance products to clients that are paid by the insurance underwriters from whom the Company’s clients purchase insurance. Because payments for the sale of insurance products are processed internally by insurance underwriters, the Company may not receive a payment that is otherwise expected in any particular period until after the end of that period, which can adversely affect the Company’s ability to budget for significant future expenditures. Additionally, insurance underwriters or their affiliates may under certain circumstances seek the repayment of commissions as a result of policy lapse, surrender or rescission. As a result of the repayment of commissions, the Company may incur an expense in a particular period related to revenue previously recognized in a prior period and reflected in the Company’s financial statements. Such an expense could have a material adverse effect on the Company’s results of operations and financial condition, particularly if the expense is greater than the amount of related revenue retained by the Company.

The commission rates are set by insurance underwriters and are based on the premiums that the insurance underwriters charge. The potential for changes in premium rates is significant, due to pricing cyclicality in the insurance market. Commission rates and premiums can change based on prevailing legislative, economic and competitive factors that affect insurance underwriters. These factors, which are not within the Company’s control, include the capacity of insurance underwriters to place new business, underwriting and non-underwriting profits of insurance underwriters, consumer demand for insurance products, the availability of comparable products from other insurance underwriters at a lower cost and the availability of alternative insurance products, such as government benefits and self-insurance plans, to consumers. See also “—The Company is subject to risks related to healthcare reform legislation.”

While the Company does not believe it has experienced any significant revenue reductions in the aggregate in its business to date due to changes in commission rates, the Company is aware of several instances in recent years of insurance underwriters reducing commission payments on certain life insurance and employee benefits products. Additionally, the elimination or modification of compensation arrangements, including contingent compensation arrangements and the adoption of internal initiatives to enhance compensation transparency, may also result in revenue decreases for the Company.

The Company’s business may be adversely affected by restrictions and limitations under its credit facility. Changes in the Company’s ability to access capital could adversely affect the Company’s operations.

On July 8, 2010, NFP entered into a $225.0 million credit agreement, among NFP, the lenders party thereto and Bank of America, N.A., as administrative agent (as amended, the “2010 Credit Facility”). NFP’s level of indebtedness may increase if expenditures are funded by borrowings under the 2010 Credit Facility. NFP’s level of indebtedness may also increase if anticipated contingent consideration payments increase, as these are accrued liabilities that are included in indebtedness pursuant to the terms of the 2010 Credit Facility. This additional indebtedness could require NFP to dedicate a greater portion of cash flow from operations to payments on such indebtedness, reducing the availability of the Company’s cash flow for other purposes.

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

The restrictions in the 2010 Credit Facility may prevent NFP from taking actions that it believes would be in the best interest of the Company and its stockholders and may make it difficult for NFP to execute its business strategy successfully by reducing the Company’s flexibility in responding to changing business conditions. Subject to certain exceptions, the 2010 Credit Facility contains covenants that restrict the Company’s ability to, among other things, incur additional indebtedness or guarantees, create liens or other encumbrances on property or grant negative pledges, enter into a merger or similar transaction, sell or transfer certain property, make certain restricted payments or make certain advances or loans. A restrictive covenant in the 2010 Credit Facility limits the total balance of notes outstanding to principals that are entered into in connection with the over-advancement of fees to principals. To the extent NFP exceeds its covenant limit on the total balance of such notes outstanding, such advances in excess of the limit could, like any other violation of a restrictive covenant, lead to an event of default as defined under the 2010 Credit Facility. The occurrence and continuance of an event of default could result in, among other things, the acceleration of all amounts owing under the 2010 Credit Facility and the termination of the lenders’ commitments to make loans under the 2010 Credit Facility.

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

To the extent NFP issues any shares of common stock upon conversion of the 2010 Notes, the conversion of some or all of the 2010 Notes may dilute the ownership interests of existing shareholders, which may be only partially offset by the convertible note hedge transactions, after settlement of the warrant transactions. The potential issuance of additional shares in connection with future financing activities or otherwise could substantially dilute the interests of current stockholders and adversely impact the price of NFP’s common stock.

The price of NFP’s common stock may fluctuate significantly, which could negatively affect the Company and the holders of NFP’s common stock.

The trading price of NFP’s common stock may be volatile in response to a number of factors, including a decrease in insurance premiums and commission rates, actual or anticipated variations in NFP’s quarterly financial results, changes in financial estimates by securities analysts and announcements by competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments. In addition, financial results may be below the expectations of securities analysts and investors, which could cause the market price of NFP’s common stock to decrease, perhaps significantly. Any volatility or a significant decrease in the market price of NFP’s common stock could also negatively affect the Company’s ability to make acquisitions using its common stock as consideration. In 2011, only cash was used as consideration for acquisitions and sub-acquisitions.

In addition, stock markets have generally experienced a high level of price and volume volatility, and the market prices of equity securities of many public companies have experienced wide price fluctuations not necessarily related to the operating performance of such companies. These broad market fluctuations may adversely affect the price of NFP’s common stock. In the past, securities class action lawsuits frequently have been instituted against companies following periods of volatility in the market price of such companies’ securities. If any such litigation is initiated against NFP, it could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

The Company’s business is subject to risks related to legal proceedings and governmental inquiries.

The Company is subject to litigation, regulatory investigations and other claims arising out of its normal course business operations. The risks associated with these matters often may be difficult to assess or quantify and the existence and magnitude of potential claims often remain unknown for substantial periods of time.

The Company may be subject to actions relating to the sale of insurance or financial products and services, or the suitability of such products and services. Actions and claims may result in the rescission of such sales; consequently, insurance or financial services companies may seek to recoup commissions paid to the Company. The Company is aware of a matter involving an insurance carrier regarding the placement of insurance policies for which certain Company subsidiaries provided services. The services generated payments of approximately $13.0 million in 2010, the majority of which was paid out to unrelated third parties. The insurance carrier that issued the policies initiated litigation against the policy owner and certain other parties, and in the third quarter of 2011, the parties to the litigation agreed to a rescission of the insurance policies. Other claims relating to the litigation remain pending. As a result of the rescission of the insurance policies, the insurance carrier may commence litigation against the Company or its subsidiaries for the return of some or all of the payments paid in connection with the placement of the insurance. The ultimate outcome of this matter is uncertain as the legal rights of the insurance carrier and the Company are unclear and subject to potential dispute. The outcome of this action or other actions cannot be predicted and such litigation or actions could have a material adverse effect on the Company’s results of operations and financial condition.

From time to time, the Company is subject to new laws and regulatory actions, including investigations. The insurance industry has been subject to a significant level of scrutiny by various regulatory bodies, including state attorneys general and insurance departments, concerning certain practices within the insurance industry. These practices include, without limitation, conducting stranger-owned life insurance sales in which the policy purchaser may not have a sufficient insurable interest as required by some states’ laws or regulations, the receipt of contingent commissions by insurance brokers and agents from insurance companies and the extent to which such compensation has been disclosed, bid rigging and related matters.

There have been a number of revisions to existing, or proposals to modify or enact new, laws and regulations regarding insurance agents and brokers. These actions have imposed or could impose additional obligations on the Company with respect to the products sold by the Company’s businesses. For instance, the New York Insurance Department promulgated Regulation No. 194, which is effective as of January 1, 2011. Regulation No. 194 does not prohibit producers from accepting contingent commissions as compensation from insurers, but does obligate all insurance producers to abide by certain minimally prescribed uniform standards of compensation disclosure. In addition, some insurance companies have agreed with regulatory authorities to end the payment of contingent commissions on insurance products, which could impact the Company’s commissions that are based on the volume, consistency and profitability of business generated by the Company. If clients seek alternatives to the Company’s products and services, the volume and consistency of business could decrease, having a negative effect on the Company’s revenue.

From time to time, NFP’s subsidiaries received subpoenas and other informational requests from governmental authorities. The Company has cooperated and will continue to cooperate fully with all governmental agencies. Management continues to believe that the resolution of these governmental inquiries will not have a material adverse impact on the Company’s consolidated financial position.

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

The Company’s involvement in any investigations and lawsuits would cause the Company to incur additional legal and other costs and, if the Company were found to have violated any laws, it could be required to pay fines, damages and other costs, perhaps in material amounts. Regardless of final costs, these matters could have a material adverse effect on the Company by exposing it to negative publicity, reputational damage, harm to client relationships, or diversion of personnel and management resources. The Company has established reserves against matters which it believes to be adequate in light of current information and legal advice, and such reserves are adjusted from time to time based on current developments. The damages claimed in these matters may be substantial. It is possible that, if the outcomes of these contingencies are not favorable to the Company, there could be a material adverse impact on the Company’s financial results.

The Company is subject to risks related to healthcare reform legislation.

In March 2010, the federal government enacted the Patient Protection and Affordable Care Act (the “PPACA”) and the Health Care and Education Affordability Reconciliation Act of 2010 (together with the PPACA, the “Healthcare Reform Laws”). As a result of new requirements related to medical loss ratios created by the Healthcare Reform Laws as well as other factors, certain insurance carriers have either reduced or eliminated compensation paid to intermediaries. These actions may cause a reduction in compensation the Company receives from certain carriers, although the Company does not currently believe that the impact of medical loss ratio requirements has been significant. In response to these changes, the Company may modify some of its compensation arrangements such that it receives fees from clients as opposed to commissions from carriers, but such actions may not be effective. For instance, fees from clients may be lower than commissions previously received from carriers and some clients may not be receptive to paying fees to intermediaries if the carriers’ premiums are not reduced accordingly.

The Company cannot predict the effect on its business of the Healthcare Reform Laws, which increases the level of regulatory complexity for companies that offer healthcare benefits to its employees. Many provisions of the Healthcare Reform Laws do not go into effect immediately and may be subject to further adjustments through future legislation. The additional regulatory burden on employers, the increase in premium costs, or the adoption of state-based health insurance exchanges may reduce the number of employers seeking to provide employer-sponsored healthcare coverage for their employees. Such reduction of employer-sponsored healthcare could have a significant impact on the commissions that the CCG earns through the sale of healthcare products and services.

Non-compliance with or changes in laws, regulations or licensing requirements applicable to the Company could restrict the Company’s ability to conduct its business.

The industries in which the Company operates are subject to extensive regulation. The Company conducts business in the United States, certain United States territories and Canada and is subject to regulation and supervision both federally and in each applicable local jurisdiction. In general, these regulations are designed to protect clients, policyholders and insureds and to protect the integrity of the financial markets, rather than to protect stockholders or creditors. The Company’s ability to conduct business in these jurisdictions depends on the Company’s compliance with the rules and regulations promulgated by federal regulatory bodies and other regulatory authorities. Failure to comply with regulatory requirements, or changes in regulatory requirements or interpretations, could result in actions by regulators, potentially leading to fines and penalties, adverse publicity and damage to the Company’s reputation in the marketplace. There can be no assurance that the Company will be able to adapt effectively to any changes in law. In extreme cases, revocation of a subsidiary’s authority to do business in one or more jurisdictions could result from failure to comply with regulatory requirements. In addition, NFP could face lawsuits by clients, insureds and other parties for alleged violations of certain of these laws and regulations. Below are some examples of laws and regulations that may impact the Company. It is difficult to predict whether changes resulting from new laws and regulations will affect the industry or the Company’s business and, if so, to what degree.

The regulation of the financial services industry has recently been a focus of lawmakers. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. Although few provisions of the Dodd-Frank Act became effective immediately upon enactment, and many of the law’s provisions require the adoption of rules governing implementation of the law, the Dodd-Frank Act is anticipated to have far-reaching implications on the financial services industry generally and may have an impact on the Company’s operations specifically. For instance, the Dodd-Frank Act established a Federal Insurance Office in the U.S. Treasury Department to monitor aspects of the insurance industry, subject to some exceptions. Additionally, the Dodd-Frank Act may establish a fiduciary standard for broker-dealers. The Company is unable to predict with certainty what impact the Dodd-Frank Act or any other such legislation could have on the Company’s business, financial condition and results of operations.

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

Most of NFP’s businesses are licensed to engage in the insurance agency or brokerage business. Principals and employees who engage in the solicitation, negotiation or sale of insurance, or provide certain other insurance services, are required to be licensed individually. Insurance laws and regulations govern whether licensees may share insurance commissions with unlicensed entities and individuals. NFP believes that any payments made by the Company to third parties, including payment of fees to principals to unaffiliated management companies, are in compliance with applicable insurance laws. However, should any insurance department take a contrary position and prevail, NFP will be required to change the manner in which it pays fees to principals or require entities receiving such payments to become licensed.

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

A few of NFP’s subsidiaries, including NFPSI, are registered broker-dealers. The regulation of broker-dealers is performed, to a large extent, by the SEC and self-regulatory organizations, principally the Financial Industry Regulatory Authority (“FINRA”). Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales practices, trading practices among broker-dealers, use and safekeeping of customers’ funds and securities, capital structure, recordkeeping and the conduct of directors, officers, employees and representatives. Continued efforts by market regulators to increase transparency and reduce the transaction costs for investors, such as decimalization and FINRA’s Trade Reporting and Compliance Engine, has affected and could continue to affect the Company’s trading revenue.

Providing investment advice to clients is also regulated on both the federal and state level. Each firm that is a state-regulated investment adviser is subject to regulation under the laws and regulation of the states in which it provides investment advisory services. NFPSI and certain of NFP’s businesses are investment advisers registered with the SEC under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”), and certain of NFP’s businesses are regulated by state securities regulators under applicable state securities laws. Each firm that is a federally registered investment adviser is regulated and subject to examination by the SEC. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including disclosure obligations, recordkeeping and reporting requirements, marketing restrictions and general anti-fraud prohibitions. Additionally, proposed changes to Rule 12b-1 under the Investment Company Act of 1940, as amended (the “Investment Company Act”) governing the payment of mutual fund marketing and distribution fees may adversely affect the Company’s financial performance. The failure to comply with the Investment Advisers Act or the Investment Company Act could cause the SEC to institute proceedings and impose sanctions for violations, including censure, termination of an investment adviser’s registration or prohibition to serve as adviser to SEC-registered funds, and could lead to litigation by investors in those funds.

The influence of model acts may also have an impact on the Company. The NAIC Model Act and the National Conference of Insurance Legislators (NCOIL) Model Act are serving as templates for new state proposed legislation relating to life settlement transactions and may have the effect of reducing the number of life settlement transactions generally, which may lead to a decrease in the Company’s revenue. The Company is unable to predict the effect of this legislation on the life settlement industry, which may have the effect of reducing the number of life settlement transactions, which in turn may lead to a decrease in the Company’s revenue. Violations of applicable laws or regulations can result in the imposition of fines or censures, disciplinary actions, including the revocation of licenses or registrations, and reputational damage. Federal, state and other regulatory authorities have focused on, and continue to devote substantial attention to, the annuity and insurance industries as well as to the sale of products or services to seniors.

Conditions impacting insurance carriers or other parties that the Company does business with may impact the Company.

The Company has a significant amount of trade accounts receivable from insurance companies with which it places insurance. If those insurance companies were to experience liquidity problems or other financial difficulties, the Company could encounter delays or defaults in payments owed to it, which could have a significant adverse impact on its financial condition and results of operations. Further, questions about an insurance carrier’s perceived stability and financial strength may contribute to such insurers’ strategic decisions to focus on certain lines of insurance to the loss of others. The potential for an insurer to cease writing insurance the Company offers its customers could negatively impact overall capacity in the industry, which in turn could have the effect of reduced placement of certain lines and types of insurance and reduced revenue and profitability for the Company. To the extent that questions about an insurance carrier’s viability contribute to such insurers’ failure in the market, the Company could be exposed to losses resulting from such insurers’ inability to pay commissions or fees owed.

Regulations affecting insurance carriers with whom the Company’s brokers place business affect how the Company conducts its operations. Significant reforms to the manner in which health insurance is distributed in the United States could impact competition, reduce the need for health insurance brokerage services or reduce the demand for health insurance administration, any of which could harm the CCG’s business, operating results and financial condition. See also “—The Company is subject to risks related to healthcare reform legislation.”

Insurers are also regulated by state insurance departments for solvency issues and are subject to reserve requirements. NFP cannot guarantee that all insurance carriers with which it does business comply with regulations instituted by state insurance departments. The Company may need to expend resources to address questions or concerns regarding its relationships with these insurers, diverting management resources away from operating the Company’s business.

Financial services institutions are interrelated as a result of trading, clearing, funding, counterparty or other relationships. The ability of the ICG’s wealth management business line and the ASG to engage in routine trading and funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. A deteriorating financial condition at one institution may materially and adversely impact the performance of other institutions, exposing the Company to risks in the event that a counterparty defaults on its obligations.

Principal incentive plans may not have their intended effect.

NFP views incentive plans as an essential component in compensating principals and as a way to motivate growth across the Company. As of the year ended December 31, 2011, NFP maintained two incentive plans for principals and certain employees of its businesses, the PIP and the RTIP. For a more detailed discussion of NFP’s incentive plans, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Incentive Plans.”

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

NFP prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). GAAP requires NFP to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the Company’s financial statements. NFP is also required to make certain judgments that affect the reported amounts of revenue and expenses during each reporting period. NFP periodically evaluates its estimates and assumptions, including those relating to reserves, litigation and contingencies, the valuation of intangible assets, investments, income taxes, stock-based compensation, claims handling obligations and retirement plans. NFP bases its estimates on historical experience and various assumptions that NFP believes to be reasonable based on specific circumstances. Actual results could differ materially from estimated results. Estimates, judgments and assumptions are inherently subject to change in the future, and any such changes could have an adverse impact on the Company’s financial position and results of operations.

From time to time, the Financial Accounting Standards Board (“FASB”) and the SEC change the financial accounting and reporting standards that govern the preparation of the Company’s financial statements. In addition, regulators who interpret accounting standards may change or even reverse their previous interpretations or positions on how these standards should be applied. These changes can be hard to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.

If the Company is required to write down goodwill and other intangible assets, the Company’s financial condition and results would be negatively affected.

Under GAAP, if NFP determines goodwill and other intangible assets are impaired, NFP will be required to write down these assets. Any write-down would have a negative effect on the Company’s financial statements.

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

For more detail regarding impairments, see “Note 15—Goodwill and other intangible assets” to the Company’s Consolidated Financial Statements contained in this report. Additionally, significant impairment charges may impact compliance with the financial covenants of NFP’s 2010 Credit Facility.

Failure to comply with net capital requirements could subject the Company’s wholly-owned broker-dealers to suspension or revocation of their licenses by the SEC or expulsion from FINRA.

The SEC, FINRA and various other regulatory agencies have stringent laws, regulations and rules with respect to the maintenance of specific levels of net capital by securities brokerage firms, which limits NFP’s ability to make withdrawals of capital from broker-dealer subsidiaries or could require NFP to provide capital infusions to such broker-dealers. Further, failure to maintain the required net capital may subject a business to suspension or revocation of registration by the SEC or FINRA, which ultimately could prevent NFPSI or the Company’s other broker-dealers from performing as a broker-dealer. Although the Company’s broker-dealers have compliance procedures in place to ensure that the required levels of net capital are maintained, there can be no assurance that the Company’s broker-dealers will remain in compliance with the net capital requirements. In addition, a change in the net capital rules, the imposition of new rules or any unusually large charge against net capital could limit the operations of NFPSI or the Company’s other broker-dealers, which could harm the Company’s business.

The loss of key personnel could negatively affect the Company’s financial results and impair the Company’s ability to implement its business strategy.

The Company’s success substantially depends on its ability to attract and retain key members of NFP’s senior management team. If the Company were to lose one or more of these key employees, its ability to successfully implement its business plan and the value of NFP’s common stock could be materially adversely affected. In addition, the Company could be adversely affected if NFP fails to adequately plan for the succession of members of NFP’s senior management team. Jessica M. Bibliowicz, the chairman of NFP’s Board, president and chief executive officer, is particularly important to the Company. Although she has an employment agreement, there can be no assurance that she will serve the term of her employment agreement or renew her employment agreement upon expiration. Other than with respect to Ms. Bibliowicz and certain of the Company’s principals, the Company does not maintain key person life insurance policies.

The resolution of tax disputes could create volatility in the Company’s effective tax rate, could expose the Company to greater than anticipated tax liabilities and could cause an adjustment to previously recognized tax assets and liabilities.

The Company is subject to income taxes in the U.S. and certain foreign jurisdictions. As a result, the effective tax rate from period to period can be affected by many factors, including changes in tax legislation at the federal, state or local level and in the foreign jurisdictions that the Company operates in, the Company’s mix of earnings, the tax characteristics of the Company’s income, the transfer pricing of revenues and costs, acquisitions and dispositions, and the portion of the income of foreign subsidiaries that the Company expects to remit to the U.S. Significant judgment is required in determining the Company’s provision for income taxes and the determination of the Company’s tax liability is always subject to review by applicable tax authorities. Favorable resolution of such matters would typically be recognized as a reduction in the Company’s effective tax rate in the year of resolution. Conversely, unfavorable resolution of any particular issue could increase the effective tax rate and may require the use of cash in the year of resolution. Such an adverse outcome could have a negative effect on the Company’s operating results and financial condition. Although the Company believes its estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in the Company’s financial statements and may materially affect the Company’s financial results in the period or periods for which such determination is made. While historically the Company has not experienced significant adjustments to previously recognized tax assets and liabilities as a result of finalizing tax returns, there can be no assurance that significant adjustments will not arise.

Competition in the Company’s industry is intense and, if the Company is unable to compete effectively, the Company may lose clients and its financial results may be negatively affected.

The business of providing benefits, insurance and wealth management services is highly competitive and the Company expects competition to intensify. The Company’s businesses compete for clients on the basis of reputation, client service, program and product offerings and their ability to tailor products and services to meet the specific needs of a client.

The Company actively competes with numerous integrated financial services organizations as well as insurance companies and brokers, producer groups, individual insurance agents, investment management firms, independent financial planners and broker-dealers. Competition may reduce the fees that the Company’s businesses can obtain for services provided, which would have an adverse effect on revenue and margins. Many of the Company’s competitors have greater financial and marketing resources than the Company does and may be able to offer products and services that the Company’s businesses do not currently offer and may not offer in the future. NFP believes, in light of increasing industry consolidation and the regulatory overhaul of the financial services industry, that competition will continue to increase from manufacturers and other marketers of financial services products. A number of insurance carriers are engaged in the direct sale of insurance, primarily to individuals, and do not pay commissions to brokers. Further, rather than purchase additional insurance through brokers, some insureds have been retaining a greater proportion of their risk portfolios than previously. For instance, some companies have been increasingly relying upon their own subsidiary insurance companies, known as captive insurance companies, self-insurance pools, risk retention groups, mutual insurance companies and other mechanisms for funding their risks, rather than buying insurance.

A change in the tax treatment of life insurance products the Company sells or a determination that these products are not life insurance contracts for federal tax purposes could reduce the demand for these products, which may reduce the Company’s revenue.

The market for many life insurance products the Company sells currently have a favorable tax treatment, such as the tax-free build up of cash values and the tax-free nature of death benefits, relative to other investment alternatives. A change in the tax treatment associated with plans and strategies utilizing life insurance, or an adverse determination by the Internal Revenue Service (the “IRS”) relative to such plans and strategies, could remove many of the tax advantages policyholders seek in purchasing or maintaining these policies. In addition, the IRS from time to time releases guidance on the tax treatment of products the Company sells. If the provisions of the tax code were changed or new federal tax regulations, rulings or guidance were issued in a manner that would make it more difficult for holders of these insurance contracts to qualify for favorable tax treatment or subject holders to special tax reporting requirements, the demand for the life insurance contracts the Company sells could decrease, which may reduce the Company’s revenue and negatively affect its business.

Under current law, both death benefits and accrual of cash value under a life insurance contract are treated favorably for federal income tax purposes. From time to time, legislation that would affect such favorable tax treatment has been proposed, and sometimes it is enacted. For example, federal legislation that eliminated the tax-free nature of corporate-owned and bank-owned life insurance in certain narrow circumstances was introduced in 2004 and enacted in 2006. Although the effect of the legislation was mitigated as many of the Company’s businesses, in line with the life insurance industry generally, modified their business practices in advance of this legislation in order to remain eligible for the tax benefits on such insurance, there can be no assurance that the Company’s businesses will be able to anticipate and prepare for future legislative changes in a timely manner. In addition, a proposal that would have imposed an excise tax on the acquisition costs of certain life insurance contracts in which a charity and a person other than the charity held an interest was included in the administration’s Fiscal Year 2006 Budget, but the provision was not ultimately enacted. The Pension Protection Act of 2006 requires the U.S. Treasury Department to conduct a study on these contracts, and it is possible that an excise tax or similarly focused provision could be imposed in the future. Such a provision could adversely affect, among other things, the utility of and the appetite of clients to employ insurance strategies involving charitable giving of life insurance policy benefits when the policy is or has been owned by someone other than the charity, and the Company’s revenue from the sale of policies pursuant to such strategies could materially decline.

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

Insurance premiums may vary widely based on market conditions, which the Company does not control. Market cycles for insurance product pricing can lead to the Company’s brokerage revenues and profitability to be volatile or lowered for extended periods of time. Additionally, the Company believes that changes in the reinsurance market have made it more difficult for insurance carriers to obtain reinsurance coverage for life insurance, including certain types of financed life insurance transactions. This has caused some insurance carriers to become more conservative in their underwriting and to change the design and pricing of universal life insurance policies, which may reduce their attractiveness to customers. Revisions in mortality tables by life expectancy underwriters could also have an additional negative impact on the Company.

The Company’s ability to generate premium-based commission revenue may be challenged by the growing availability of alternative methods for clients to meet their risk-protection needs. This trend includes a greater willingness on the part of corporations to “self-insure,” including the use of so-called “captive” insurers; and the advent of capital markets-based solutions to traditional insurance and reinsurance needs.

Interest rates can have a significant effect on both the sale of employee benefit programs, whether they are financed by life insurance or other financial instruments, and the sale of financed life insurance products. If interest rates increase, competing products offering higher returns could become more attractive to potential purchasers than the programs and policies the Company distributes. Additionally, if interest rates increase, the availability or attractiveness of financed life insurance products may decrease, which may reduce the Company’s new sales of life insurance products.

A decrease in stock prices can have a significant effect on the sale of financial services products that are linked to the stock market, such as variable life insurance, variable annuities, mutual funds and managed accounts. Additionally, a portion of the Company’s earnings is derived from businesses offering financial advisory services, which are typically based on a percentage of assets under management. A decrease in the value of assets under management could lead to a corresponding decrease in the Company’s earnings derived from these businesses. Even in the absence of a market downturn, below market investment performance could reduce revenue derived from assets under management.

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

The securities brokerage and advisory business is subject to numerous and substantial risks, particularly in volatile or illiquid markets, or in markets influenced by sustained periods of low or negative economic growth. Risks associated with the operation of a broker-dealer include counterparty failure to meet commitments, fraudulent behavior, including unauthorized transactions by registered representatives or fraud perpetrated by clients, failures in connection with the processing of securities transactions and litigation. The Company cannot be certain that its risk management procedures and internal controls will prevent losses from occurring. A significant portion of the Company’s revenue is generated by the ASG, and any losses at the ASG could have a significant effect on the Company’s revenue and earnings.

The geographic concentration of the Company’s businesses could leave the Company vulnerable to economic downturns, regulatory changes, or severe climate conditions in those areas, resulting in a decrease in the Company’s revenue.

The Company’s businesses located in New York produced approximately 10.3%, 10.6%, 12.1%, 10.8% and 9.8% of the Company’s revenue for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, respectively. The Company’s businesses located in Florida produced approximately 3.5%, 4.6%, 4.4%, 7.8% and 10.8% of the Company’s revenue for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, respectively. The Company’s businesses located in California produced approximately 6.3%, 6.2%, 6.6%, 8.2% and 9.7% of the Company’s revenue for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, respectively.

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

The Company has significant insurance agency, brokerage, intermediary and life settlement operations as well as securities brokerage and investment advisory operations and activities, and is subject to claims and litigation in the ordinary course of business resulting from alleged and actual errors and omissions in placing insurance, effecting life settlement and securities transactions and rendering investment advice. These activities involve substantial amounts of money. Since errors and omissions claims against NFP’s businesses may allege the Company’s liability for all or part of the amounts in question, claimants may seek large damage awards. These claims can involve significant defense costs. Errors and omissions could include failure, whether negligently or intentionally, to place coverage or effect securities transactions on behalf of clients, to provide insurance carriers with complete and accurate information relating to the risks being insured or to appropriately apply funds that the Company holds on a fiduciary basis. It is not always possible to prevent or detect errors and omissions, and the precautions the Company takes may not be effective in all cases.

The Company has errors and omissions insurance coverage to protect against the risk of liability resulting from alleged and actual errors and omissions by the Company. Prices for this insurance and the scope and limits of the coverage terms available are dependent on the Company’s claims history as well as market conditions that are outside of the control of the Company. While the Company endeavors to purchase coverage that is appropriate to its assessment of the Company’s risk, NFP is unable to predict with certainty the frequency, nature or magnitude of claims for direct or consequential damages or whether its errors and omissions insurance will cover such claims.

In establishing liabilities for errors and omissions claims in accordance with FASB ASC Subtopic No. 450-20, NFP utilizes case level reviews by inside and outside counsel and an internal analysis to estimate potential losses. The liability is reviewed quarterly and adjusted as developments warrant. Given the unpredictability of errors and omissions claims and of litigation that could flow from them, it is possible that an adverse outcome in a particular matter could have a material adverse effect on the Company’s businesses, results of operations, financial condition or cash flow in a given quarterly or annual period.

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

NFP seeks to acquire businesses in which the principals or employees are not ready to retire, are motivated to grow earnings and participate in the growth incentives that the Company offers. However, NFP cannot predict with certainty how long the principals or employees of its businesses will continue working. The personal reputation of the principals of the Company’s businesses and the relationships they have are crucial to success in the independent distribution channel. Upon retirement of a principal or employee, a business may be adversely affected if that manager’s successor is not as successful as the original manager. As a result of NFP’s relatively short operating history, succession will be a larger issue for the Company in the future. The Company will attempt to facilitate smooth transitions and views the transactions in which NFP utilizes an employment contract acquisition model or management contract buyout as tools to facilitate succession planning in a more integrated business model. However, if the Company is not successful in facilitating succession planning, the Company’s results of operations could be adversely affected.

Because the revenue and earnings of many of the Company’s businesses are largely dependent on the individual production of their respective principals or employees for whom designated successors may not be in place, the Company may be more exposed than its competitors to the revocation or suspension of the licenses or registrations of the Company’s principals or employees.

The Company’s business is dependent upon information processing systems. Security or data breaches may hurt the Company’s business.

The Company’s ability to provide benefits, insurance and wealth management services to clients and to create and maintain comprehensive tracking and reporting of client accounts depends on the Company’s capacity to store, retrieve and process data, manage significant databases and expand and periodically upgrade the Company’s information processing capabilities. As the Company’s operations evolve, the Company will need to continue to make investments in new and enhanced information systems. Interruption or loss of the Company’s information processing capabilities or adverse consequences from implementing new or enhanced systems could have a material adverse effect on the Company’s business. As the Company’s information system providers revise and upgrade their hardware, software and equipment technology, the Company may encounter difficulties in integrating these new technologies into its business.

In the course of providing financial services, certain of the Company’s businesses electronically store personally identifiable information, such as social security numbers, of clients or employees of clients. Breaches in data security or infiltration by unauthorized persons of the Company’s network security could cause interruptions in operations and damage to the Company’s reputation. While the Company maintains policies, procedures and technological safeguards designed to protect the security and privacy of this information, the Company cannot entirely eliminate the risk of improper access to or disclosure of personally identifiable information nor the related costs incurred by the Company to mitigate the consequences from such events. Privacy laws and regulations are matters of growing public concern and are continuously changing in the states in which the Company operates. The failure to adhere to or successfully implement procedures to respond to these regulations could result in legal liability or impairment to the Company’s reputation.

Further, despite security measures taken, the Company’s systems may be vulnerable to physical break-ins, unauthorized access, viruses or other disruptive problems. If the Company’s systems or facilities were infiltrated or damaged, the Company’s clients could experience data loss, financial loss and significant business interruption leading to a material adverse effect on the Company’s business, financial condition and results of operations. The Company may be required to expend significant additional resources to modify protective measures, to investigate and remediate vulnerabilities or other exposures or to make required notifications.

The Company’s inability to successfully recover should it experience a disaster or other business continuity problem could cause material financial loss, loss of human capital, regulatory actions, reputational harm or legal liability.

Should NFP experience a local or regional disaster or other business continuity problem, such as an earthquake, hurricane, terrorist attack, pandemic, security breach, power loss, telecommunications failure or other natural or man-made disaster, the Company’s continued success will depend, in part, on the availability of personnel, office facilities, and the proper functioning of computer, telecommunication and other related systems and operations. The Company could potentially lose client data or experience material adverse interruptions to its operations or delivery of services to clients in a disaster recovery scenario.

NFP may overestimate fees to principals advanced to principals and/or certain entities they own, which may negatively affect its financial condition and results.

NFP typically advances fees to principals monthly to principals and/or certain entities they own. NFP sets each principal’s and/or such entity’s fees to principals amount after estimating how much operating cash flow the business that the principal and/or such entity manages will produce. If the business produces less operating cash flow than what NFP estimated, an overadvance may occur, which may negatively affect the Company’s financial condition and results. Further, since in most instances NFP is contractually unable to unilaterally adjust payments to the principals and/or certain entities they own until after a three, six or nine-month calculation period depending on the businesses, NFP may not be able to promptly take corrective measures, such as adjusting the monthly fees to principals lower or requiring the principal and/or such entity to repay the overadvance within a limited time period. Additionally, a restrictive covenant under NFP’s 2010 Credit Facility limits the total balance of notes outstanding to principals that are entered into in connection with the over-advancement of fees to principals. To the extent NFP exceeds its covenant limit on the total balance of such notes outstanding, such advances in excess of the limit could, like any other violation of a restrictive covenant, lead to an event of default as defined under the 2010 Credit Facility. In addition, if a principal and/or certain entities they own fail to repay an overadvance in a timely manner and any security NFP receives from the principal and/or such entities for the overadvance is insufficient, the Company’s financial condition and results may be negatively affected, which could negatively affect the Company’s results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company leases office space to support its reportable segments. NFP’s corporate headquarters is located at 340 Madison Avenue, New York, New York, where NFP leases three floors. In November 2009, NFP subleased one floor to a third party. NFP and certain of its businesses occupy the remaining two floors. NFPISI and NFPSI occupy office space at 1250 Capital of Texas Highway South, Austin, Texas, where NFPISI leases six floors. NFPISI has subleased a portion of this space to various third parties. Additionally, the Company’s businesses lease properties for use as offices throughout the United States and Canada.

Item 3. Legal Proceedings

See “Note 4—Commitments and Contingencies—Legal matters” to the Consolidated Financial Statements contained in this report.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

NFP’s shares of common stock have been traded on the New York Stock Exchange (“NYSE”) under the symbol “NFP” since NFP’s initial public offering in September 2003. Prior to that time, there was no public market for NFP’s common stock.

On January 31, 2012, the last reported sales price of the common stock was $15.40 per share, as reported on the NYSE. As of January 31, 2012, there were 451 common stockholders of record. These figures do not include stockholders with shares held under beneficial ownership in nominee name, which are estimated to be in excess of 6,269.

The following table sets forth the high and low intraday prices of NFP’s common stock for the periods indicated as reported on the NYSE:

2010	High	Low	Dividends
First Quarter	$14.89	$8.24	$—
Second Quarter	$17.34	$9.70	$—
Third Quarter	$12.97	$9.15	$—
Fourth Quarter	$14.61	$11.53	$—

2011	High	Low	Dividends
First Quarter	$14.85	$12.54	$—
Second Quarter	$16.46	$11.25	$—
Third Quarter	$13.06	$10.01	$—
Fourth Quarter	$14.51	$10.00	$—

NFP’s Board suspended NFP’s quarterly cash dividend on November 5, 2008. The declaration and payment of future dividends to holders of its common stock will be at the discretion of NFP’s Board and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements and other factors as NFP’s Board deems relevant. Additionally, the 2010 Credit Facility contains customary covenants that require NFP to meet certain conditions before making restricted payments such as dividends. See “Note 7—Borrowings—2010 Credit Facility” to the Company’s Consolidated Financial Statements contained in this report.

The information set forth under the caption “Equity Compensation Plan Information” in NFP’s definitive proxy statement for its 2012 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

Comparison of Cumulative Five-Year Total Return

The following graph demonstrates a five-year comparison of cumulative total returns for NFP, the S&P 500 and the S&P 500 Insurance Brokers Index. The comparison charts the performance of $100 invested in NFP, the S&P 500 and the S&P 500 Insurance Brokers Index on December 31, 2006, assuming full dividend reinvestment.

	Base Period	Indexed Returns for the Years Ended

Company/Market/Peer Group	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
National Financial Partners Corp.	$100.00	$105.38	$7.26	$19.32	$32.02	$32.30
S&P 500 Index	100.00	105.50	66.45	84.03	96.68	98.72
S&P 500 Insurance Brokers Index	100.00	107.20	102.20	91.78	115.03	127.22

Recent Sales of Unregistered Securities

Common Stock

Since January 1, 2012 and through February 10, 2012, NFP has not issued any unregistered securities.

Since January 1, 2011 and through December 31, 2011, NFP has not issued any unregistered securities.

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

Convertible Notes

On June 15, 2010, NFP completed the private placement of $125.0 million aggregate principal amount of the 2010 Notes to Goldman, Sachs & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (the “Initial Purchasers”) pursuant to an exemption from the registration requirements under the Securities Act. The Initial Purchasers subsequently sold the 2010 Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act. For a detailed discussion of NFP’s 2010 Notes, see “Note 7—Borrowings—Issuance of 2010 Notes” to the Company’s Consolidated Financial Statements contained in this report.

Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2011–January 31, 2011	—		$—	—		$—
February 1, 2011–February 28, 2011	—		—	—		—
March 1, 2011–March 31, 2011	19,805	(a)	14.30	—		—
April 1, 2011–April 30, 2011	—		—	—		50,000,000
May 1, 2011–May 31, 2011	105,200	(b)	12.88	105,200	(b)	48,645,000
June 1, 2011–June 30, 2011	627,656	(c)	11.90	625,800	(b)	41,196,000
July 1, 2011–July 31, 2011	585,406	(d)	11.79	573,800	(b)	34,432,000
August 1, 2011–August 31, 2011	700,466	(e)	11.58	699,700	(b)	26,328,000
September 1, 2011–September 30, 2011	417,200	(b)	11.72	417,200	(b)	21,437,000
October 1, 2011–October 31, 2011	378,194	(f)	11.73	351,700	(b)	17,304,000
November 1, 2011–November 30, 2011	172,423	(g)	13.21	157,594	(b)	15,230,000
December 1, 2011–December 31, 2011	525,081	(h)	13.40	521,299	(b)	8,243,000

Total	3,531,431		12.11	3,452,293	(b)	8,243,000

(a)	15,745 shares were reacquired relating to the satisfaction of one promissory note. 4,060 shares were reacquired relating to the satisfaction of amounts due from a principal. There was no gain or loss associated with these transactions.
(b)	On April 28, 2011, NFP’s Board authorized the repurchase of up to $50.0 million of NFP’s common stock on the open market, at times and in such amounts as management deems appropriate.
(c)	1,856 shares were reacquired relating to the satisfaction of a promissory note. There was no gain or loss associated with this transaction. The remaining 625,800 shares were reacquired as part of the stock repurchase program, see note (b).
(d)	11,606 shares were reacquired relating to the satisfaction of a promissory note. There was no gain or loss associated with this transaction. The remaining 573,800 shares were reacquired as part of the stock repurchase program, see note (b).
(e)	766 shares were reacquired relating to the disposal of a business. A loss of less than $0.1 million was recorded on this transaction. The remaining 699,700 shares were reacquired as part of the stock repurchase program, see note (b).
(f)	26,494 shares were reacquired relating to the disposal of a business. A gain of $1.3 million was recorded on this transaction. The remaining 351,700 shares were reacquired as part of the stock repurchase program, see note (b).
(g)	14,829 shares were reacquired relating to the satisfaction of two promissory notes. There was no gain or loss associated with this transaction. The remaining 157,594 shares were reacquired as part of the stock repurchase program, see note (b).
(h)	3,782 shares were reacquired relating to the satisfaction of a promissory note. There was no gain or loss associated with this transaction. The remaining 521,299 shares were reacquired as part of the stock repurchase program, see note (b).

Item 6. Selected Financial Data

You should read the selected consolidated financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and the related notes contained in this report. The Company derived the following selected financial information (excluding Other Data) as of December 31, 2011 and 2010 and for each of the three years in the period ended December 31, 2011 from the Company’s audited Consolidated Financial Statements and the related notes contained in this report. The Company derived the selected financial information (excluding Other Data) as of December 31, 2009, 2008, and 2007 from the Company’s audited Consolidated Financial Statements and the related notes not contained in this report.

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

	For the years ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share amounts)
Statement of Operations Data:
Revenue:
Commissions and fees	$1,013,392	$981,917	$948,285	$1,150,387	$1,194,294
Operating expenses:
Commissions and fees	330,179	303,794	263,947	362,868	386,460
Compensation expense—employees	267,528	256,181	268,335	291,753	261,717
Fees to principals	135,911	161,958	146,181	170,683	211,825
Non-compensation expense	153,357	156,538	159,523	181,404	168,388
Amortization of intangibles	32,478	33,013	36,551	39,194	34,303
Depreciation	12,553	12,123	19,242	13,371	11,010
Impairment of goodwill and intangible assets	11,705	2,901	618,465	41,257	7,877
(Gain) loss on sale of businesses, net	(1,238)	(10,295)	(2,096)	(7,663)	11,182
Change in estimated acquisition earn-out payables	(414)	—	—	—	—

Total operating expenses	942,059	916,213	1,510,148	1,092,867	1,092,762
Income (loss) from operations	71,333	65,704	(561,863)	57,520	101,532
Non-operating income and expenses
Interest income	3,333	3,854	3,077	4,854	7,920
Interest expense	(15,733)	(18,533)	(20,567)	(21,764)	(18,620)
Gain on early extinguishment of debt	—	9,711	—	—	—
Other, net	6,386	8,303	11,583	1,199	1,124

Non-operating income and expenses, net	(6,014)	3,335	(5,907)	(15,711)	(9,576)
Income (loss) before income taxes	65,319	69,039	(567,770)	41,809	91,956
Income tax expense (benefit)	28,387	26,481	(74,384)	33,338	43,205

Net income (loss)	$36,932	$42,558	$(493,386)	$8,471	$48,751

Earnings (loss) per share:
Basic	$0.86	$1.00	$(12.02)	$0.21	$1.28

Diluted	$0.84	$0.96	$(12.02)	$0.21	$1.21

Weighted average shares outstanding
Basic	42,867	42,638	41,054	39,543	38,119

Diluted	43,863	44,136	41,054	40,933	40,254

Dividends declared per share	$—	$—	$—	$0.63	$0.75

	December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Statement of Financial Condition Data:
Cash and cash equivalents	$135,239	$128,830	$55,994	$48,621	$114,182
Intangibles, net	320,066	337,833	379,513	462,123	475,149
Goodwill, net	102,039	60,894	63,887	635,693	610,499
Total assets	894,167	893,063	869,251	1,542,121	1,558,543
Short term debt	—	—	40,000	148,000	126,000
Current portion of long term debt	12,500	12,500	—	—	—
Long term debt	93,750	106,250	—	—	—
Convertible senior notes	91,887	87,581	204,548	193,475	183,087
Total stockholders’ equity	$405,950	$408,212	$340,037	$823,518	$809,123

	For the years ended December 31,
	2009	2008	2007
Other Data (unaudited):
Internal revenue growth (a)	-15.9%	-8.7%	0.3%
Internal net revenue growth (b)	-11.6%	-6.9%	2.6%
Total NFP-owned firms (at period end)	154	181	184
Ratio of earnings to combined fixed charges	N/M	2.44x	4.88x

	For the years ended December 31,
	2011	2010
Organic revenue growth (c)
Corporate Client Group	3.6%	5.8%
Individual Client Group	-6.9%	1.8%
Advisor Services Group	16.1%	17.7%

Consolidated	2.3%	6.9%
Ratio of earnings to combined fixed charges	3.92x	3.70x

a)	Prior to January 1, 2010, the Company calculated the internal growth rate of the revenue of its businesses as a measure of financial performance. This calculation compared the change in revenue of a comparable group of businesses for the same time period in successive years. The Company included businesses in this calculation at the beginning of the first fiscal quarter that began one year after acquisition, unless a business internally consolidated with another owned business, made a sub-acquisition that represented more than 25% of the base earnings of the acquiring business, or a significant portion of the business’ assets were sold. With respect to two owned businesses that consolidated, the consolidated business was excluded from the calculation from the time of the consolidation until the first fiscal quarter that began one year after acquisition of the most recently acquired firm participating in the consolidation. However, if both firms involved in a consolidation were included in the internal growth rate calculation at the time of the consolidation, the combined firm continued to be included in the calculation after the consolidation. With respect to sub-acquisitions, to the extent the sub-acquired firm did not separately report financial statements to NFP, the acquiring firm was excluded from the calculation from the time of the sub-acquisition until the first fiscal quarter beginning one year following the sub-acquisition. Sub-acquisitions that represent less than 25% of the base earnings of the acquiring business were considered internal growth. With respect to situations where a significant portion of a business’s assets were sold, the surviving entity was excluded from the internal growth rate calculation from the time of the sale until one year following the sale. With respect to dispositions, the Company included businesses up to the time of disposition and excluded such businesses for all periods after the disposition.

b)	Because the Company’s revenues include amounts that are passed through to producers as commissions and fees, the Company’s internal net revenue growth represented the Company’s internal growth rate, as defined in footnote (a) above, less the amount of commissions and fees included in operating expenses.
c)	Effective January 1, 2010, the Company calculates organic revenue growth as a measure of financial performance. Organic revenue growth is generally calculated consistently with the internal revenue growth calculation described above, but with certain principal differences. First, the Company excludes revenue from new acquisitions, sub-acquisitions, and the revenue derived from businesses fully disposed of for the first twelve months after the respective transaction, rather than waiting until the start of the first fiscal quarter that begins one year after acquisition or disposition. Additionally, where a significant portion of a business’ assets have been disposed, the Company reduces the prior year’s comparable revenue proportionally to the percentage of assets that have been disposed of in making the organic growth comparison.

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

Founded in 1998, the Company has grown organically and through acquisitions, operating in the independent distribution channel. This distribution channel offers independent advisors the flexibility to sell products and services from multiple non-affiliated providers to deliver objective, comprehensive solutions. The number of products and services available to independent advisors is large and can lead to a fragmented marketplace. NFP facilitates the efficient sale of products and services in this marketplace by using its scale and market position to contract with leading product providers. These relationships foster access to a broad array of insurance and financial products and services as well as underwriting support and operational services. In addition, the Company is able to operate effectively in this distribution channel by leveraging financial and intellectual capital, technology solutions, the diversification of product and service offerings, and regulatory compliance support across the Company. The Company’s marketing and wholesale organizations also provide an independent distribution channel for benefits, insurance and investment products and services, serving both third-party affiliates as well as member NFP-owned businesses.

Effective January 1, 2010, NFP organized its businesses into three reportable segments: the CCG, the ICG and the ASG. Periods prior to January 1, 2010 have been restated to reflect this basis of segmentation. The CCG is one of the leading corporate benefits advisors in the middle market, offering independent solutions for health and welfare, retirement planning, executive benefits, and property and casualty insurance. The ICG is a leader in the delivery of independent life insurance, annuities, long-term care and wealth transfer solutions for high net worth individuals and includes wholesale life brokerage, retail life and wealth management services. The ASG, including NFPSI, a leading independent broker-dealer and corporate registered investment advisor, serves independent financial advisors whose clients are high net worth individuals and companies, by offering broker-dealer and asset management products and services. The ASG attracts financial advisors seeking to provide clients with sophisticated resources and an open choice of products. NFP promotes collaboration among its business lines to provide its clients the advantages of a single coordinated resource to address their corporate and individual benefits, insurance and wealth management planning needs.

NFP enhances its competitive position by offering its clients a broad array of insurance and financial solutions. NFP’s continued investments in marketing, compliance and product support provide its independent advisors with the resources to deliver strong client service. NFP believes its operating structure allows its businesses to effectively and objectively serve clients at the local level while having access to the resources of a national company. NFP’s senior management team is composed of experienced insurance and financial services leaders. The Company’s principals and employees who manage the day-to-day operations of NFP’s businesses are professionals who are well positioned to understand client needs.

The economic environment remains challenging, and many economic indicators continue to point to a slow and uneven recovery. This uncertain environment has reduced the demand for the Company’s services and the products the Company distributes, particularly in the life insurance market. 2010’s temporary estate tax laws have also had a continuing impact on the high net worth life insurance market by increasing the value of the estate that is exempt from federal estate tax and thereby decreasing the size of the target market.

Results of Operations

The Company earns revenue that consists primarily of commissions and fees earned from the sale of financial products and services to their clients. The Company also incurs commissions and fees expense and compensation and non-compensation expense in the course of earning revenue. The Company refers to revenue earned by the Company’s businesses less the operating expenses of its businesses and allocated shared expenses associated with shared corporate resources as income (loss) from operations. The Company’s operating expenses include commissions and fees, compensation expense—employees, fees to principals, non-compensation expense, amortization of intangibles, depreciation, impairment of goodwill and intangible assets, (gain) loss on sale of businesses, net, and change in estimated acquisition earn-out payables. Prior to this Annual Report on Form 10-K, NFP referred to “compensation expense—employees” as “compensation expense” and referred to “fees to principals” as “management fees.”

Information with respect to all sources of revenue and income (loss) from operations and Adjusted EBITDA by reportable segment for the years ended December 31, 2011, 2010 and 2009 is presented below (in millions).

	For the Years Ended December 31,
	2011	2010	2009
Revenue
Commissions and fees
Corporate Client Group	$412.2	$387.9	$380.0
Individual Client Group	351.4	378.8	397.3
Advisor Services Group	249.8	215.2	171.0

Total	$1,013.4	$981.9	$948.3

Income (loss) from operations
Corporate Client Group	$48.2	$43.1	$(319.9)
Individual Client Group	14.1	15.1	(244.1)
Advisor Services Group	9.0	7.5	2.1

Total	$71.3	$65.7	$(561.9)

Adjusted EBITDA
Corporate Client Group	$76.5	$72.0	$66.8
Individual Client Group	38.7	36.0	40.3
Advisor Services Group	11.2	8.8	3.2

Total	$126.4	$116.8	$110.3

Adjusted EBITDA

The Company reports its financial results in accordance with GAAP; however, management believes that the evaluation of the Company’s ongoing operating results may be enhanced by a presentation of Adjusted EBITDA, which is a non-GAAP financial measure. Adjusted EBITDA is defined as net income excluding income tax expense, interest income, interest expense, gain on early extinguishment of debt, other, net, amortization of intangibles, depreciation, impairment of goodwill and intangible assets, (gain) loss on sale of businesses, the accelerated vesting of certain restricted stock units (“RSUs”), any change in estimated acquisition earn-out payables recorded in accordance with purchase accounting that have been subsequently adjusted and recorded in the consolidated statements of operations and the expense related to management contract buyouts.

Management believes that the presentation of Adjusted EBITDA provides useful information to investors because Adjusted EBITDA reflects the underlying performance and profitability of the Company’s business by excluding items that do not have a current cash impact and are therefore not representative of the Company’s current operating performance. Additionally, Adjusted EBITDA excludes certain items that are unusual in nature or not comparable from period to period. The Company uses Adjusted EBITDA as a measure of operating performance (in an individual business line, segment, and consolidated basis); for planning purposes, including the preparation of budgets and forecasts; as the basis for allocating resources to enhance the performance of the Company’s businesses; to evaluate the effectiveness of its business strategies; as a factor in shaping the Company’s acquisition activity; and as a factor in determining compensation and incentives to employees.

The Company believes that the use of Adjusted EBITDA provides an additional meaningful method of evaluating certain aspects of the Company’s operating performance from period to period on a basis that may not be otherwise apparent under GAAP when used in addition to, and not in lieu of, GAAP measures.

A reconciliation of Adjusted EBITDA to its GAAP counterpart on a consolidated and segment basis for the years ended December 31, 2011, 2010 and 2009 is provided in the tables below. The reconciliation of Adjusted EBITDA per reportable segment does not include the following items, which are not allocated to any of the Company’s reportable segments: income tax expense, interest income, interest expense, gain on early extinguishment of debt and other, net. These items are included in the reconciliation of Adjusted EBITDA to net income on a consolidated basis.

	Consolidated Years Ended December 31,
	2011	2010	2009
Adjusted EBITDA Reconciliation
Net income (loss)	$36,932	$42,558	$(493,386)
Income tax expense (benefit)	28,387	26,481	(74,384)
Interest income	(3,333)	(3,854)	(3,077)
Interest expense	15,733	18,533	20,567
Gain on early extinguishment of debt	—	(9,711)	—
Other, net	(6,386)	(8,303)	(11,583)

Income (loss) from operations	$71,333	$65,704	$(561,863)
Amortization of intangibles	32,478	33,013	36,551
Depreciation	12,553	12,123	19,242
Impairment of goodwill and intangible assets	11,705	2,901	618,465
Gain on sale of businesses, net	(1,238)	(10,295)	(2,096)
Accelerated vesting of certain RSUs	—	13,395	—
Change in estimated acquisition earn-out payables	(414)	—	—

Adjusted EBITDA	$126,417	$116,841	$110,299

Adjusted EBITDA as a % of revenue	12.5%	11.9%	11.6%

	Corporate Client Group Years Ended December 31,
	2011	2010	2009
Income (loss) from operations	$48,169	$43,046	$(319,863)
Amortization of intangibles	21,553	21,398	22,959
Depreciation	6,107	6,298	9,277
Impairment of goodwill and intangible assets	1,246	1,931	354,408
(Gain) loss on sale of businesses, net	(103)	(8,058)	7
Accelerated vesting of certain RSUs	—	7,394	—
Change in estimated acquisition earn-out payables	(414)	—	—

Adjusted EBITDA	$76,558	72,009	$66,788

Adjusted EBITDA as a % of revenue	18.6%	18.6%	17.6%

	Individual Client Group Years Ended December 31,
	2011	2010	2009
Income (loss) from operations	$14,167	$15,202	$(244,124)
Amortization of intangibles	10,925	11,615	13,592
Depreciation	4,275	4,458	8,885
Impairment of goodwill and intangible assets	10,459	970	264,057
(Gain) loss on sale of businesses, net	(1,135)	(2,237)	(2,103)
Accelerated vesting of certain RSUs	—	6,001	—
Change in estimated acquisition earn-out payables	—	—	—

Adjusted EBITDA	$38,691	$36,009	$40,307

Adjusted EBITDA as a % of revenue	11.0%	9.5%	10.1%

	Advisor Services Group Years Ended December 31,
	2011	2010	2009
Income (loss) from operations	$8,997	$7,456	$2,124
Depreciation	2,171	1,367	1,080

Adjusted EBITDA	$11,168	$8,823	$3,204

Adjusted EBITDA as a % of revenue	4.5%	4.1%	1.9%

Overview of the Year ended December 31, 2011 compared with the year ended December 31, 2010

During the year ended December 31, 2011, revenue increased $31.5 million, or 3.2%, as compared to the year ended December 31, 2010. The revenue increase was driven by revenue increases within the ASG and CCG of $34.6 million and $24.3 million, respectively, and offset by a revenue decrease of $27.4 million within the ICG. Results in the CCG included commissions and fees revenues of $15.2 million from acquisitions in 2011 that had no comparable operations in 2010, notably in the property and casualty business line. After the impact from divested businesses of $4.4 million, the remaining net increase of $13.5 million represented growth within existing firms in the CCG, driven by new clients and product sales. Results in the ICG were impacted by challenging conditions in the life insurance market, particularly with respect to transactions involving high net worth individuals. Excluding the impact of dispositions, revenue from existing firms within the ICG declined by $25.9 million. ASG revenue benefited in particular from the sale of variable annuity products and a slight increase in assets under management.

Income from operations increased $5.6 million, or 8.6%, in the year ended December 31, 2011, as compared to the year ended December 31, 2010. The Company’s income from operations was driven equally by growth in existing businesses as well as the impact of acquisitions, offset by an absence of a gain on the early extinguishment of debt in 2010, the expense for the accelerated vesting of certain RSUs in 2010 issued under the Long-Term Equity Incentive Plan (the “EIP”) and an associated amortization expense for those RSUs outstanding prior to the acceleration, and the impact of higher impairments in 2011. Compensation expense—employees also increased, but was partially offset by decreases in non-compensation expense. Gain on sale of businesses also decreased, primarily within the CCG, and impairments increased within the ICG.

Adjusted EBITDA for the year ended December 31, 2011 was $126.4 million, compared to $116.8 million in the last year, an increase of 8.2%. As a percentage of revenue, the Adjusted EBITDA margin was 12.5% compared to 11.9% in the last year. CCG Adjusted EBITDA increased with revenue growth from existing businesses as well as due to newly-acquired businesses that had no comparable operations in 2010, while overall operating expenses increased to partially offset the revenue increases. The CCG also benefited from a decrease in stock-based compensation of approximately $2.8 million, related to the EIP. ICG Adjusted EBITDA increased due to declines in fees to principals of $1.6 million for the PIP accrual, and a decline in stock-based compensation of approximately $2.0 million, related to the EIP. Excluding the impact of these events, Adjusted

EBITDA in the ICG decreased as revenue declines due to uncertainty facing the life insurance market during 2011 were not fully offset by expense decreases. Results in the ASG were driven by general improvements in the financial markets, particularly in increased sales of certain variable annuity products and a slight increase in assets under management.

Overview of the Year ended December 31, 2010 compared with the year ended December 31, 2009

During the year ended December 31, 2010, revenue increased $33.6 million, or 3.5%, as compared to the year ended December 31, 2009. The revenue increase was driven by revenue increases within the ASG and CCG of $44.2 million and $7.9 million, respectively, and offset by a revenue decrease of $18.5 million within the ICG. Existing firms within all segments contributed to an overall revenue increase of $72.8 million, offset by a $39.2 million decline in revenue from disposed firms. After the impact from divested businesses of $13.6 million, revenue in the CCG increased by $21.5 million driven by new clients and product sales, strength in certain specialty benefits, and medical inflation, which leads to increases in health insurance premiums and the commissions earned from them. ICG revenue was negatively impacted by dispositions, changing product offerings at carriers and uncertainty around estate tax exemption levels that were only resolved in December 2010. Results in the ASG were driven by general improvements in the financial markets and increased investor confidence from 2009. Assets under management for the ASG increased 18.6% to $9.3 billion for the year ended December 31, 2010 compared to $7.9 billion for the year ended December 31, 2009.

Income from operations increased $627.6 million, or 111.7%, in the year ended December 31, 2010, as compared to the year ended December 31, 2009. The Company’s income from operations increased substantially primarily due to the decline in impairments from $618.5 million in 2009 to $2.9 million in 2010. The decline in impairments was driven by the significant impairment taken during the three months ended March 31, 2009. Commission expense increased slightly in the CCG and ICG, with commission expense of $37.1 million and $89.4 million, respectively, for the year ended December 31, 2010. This compared with CCG and ICG commission expense of $34.4 million and $84.3 million, respectively, for the year ended December 31, 2009. The increase in commission payouts at the ASG was commensurate with the increase in revenue. In addition, compensation expense—employees decreased in each of the three segments and non-compensation expense decreased within the CCG and ICG, primarily due to a $9.0 million loss and related expenses recognized on the sublet of one of the floors of the Company’s New York corporate headquarters in the fourth quarter of 2009. This expense was allocated among the segments.

Adjusted EBITDA for the year ended December 31, 2010 was $116.8 million, compared to $110.3 million in the last year, an increase of 5.9%. The Adjusted EBITDA margin was 11.9% compared to 11.6% in the last year. CCG Adjusted EBITDA increased by $5.2 million driven by the absence of the 2009 allocation of the sublease cost for NFP’s New York corporate headquarters and revenue growth. ICG Adjusted EBITDA also benefited from the absence of the 2009 allocation of sublease cost, but decreased overall by $4.3 million, as a result of the weaker sales environment for life insurance products. Due to expansion efforts, ASG Adjusted EBITDA grew by $5.6 million.

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

The Company generates revenue primarily from the following sources:

•

Corporate Client Group. The CCG earns commissions on the sale of insurance policies and fees for the development, implementation and administration of corporate and executive benefits programs, and property and casualty products and services. In the corporate benefits business line, commissions and fees are generally paid each year as long as the client continues to use the product and maintains its broker of record relationship with NFP’s business. Commissions are based on a percentage of insurance premium or are based on a fee per plan participant. In some cases, such as for the administration of retirement-focused products like 401(k) plans, fees earned are based on the value of assets under administration or advisement. Generally, in the executive benefits business line, consulting fees are earned relative to the completion of specific client engagements, administration fees are earned throughout the year on policies, and commissions are earned as a calculated percentage of the premium in the year that the policy is originated and during subsequent renewal years, as applicable. Through the property and casualty business line, the CCG offers property and casualty insurance brokerage and consulting services for which it earns commissions and fees. These fees are paid each year as long as the client continues to use the product and maintains its broker of record relationship with NFP’s business.

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

•

Advisor Services Group. The ASG earns fees for providing the platform for financial advisors to offer financial advice and execute financial planning strategies. These fees are based on a percentage of assets under management and are generally paid quarterly. The ASG may also earn fees for the development of a financial plan or annual fees for advising clients on asset allocation. The ASG also earns commissions related to the sale of securities and certain investment-related insurance products. Such commission income and related expenses are recorded on a trade date basis. Transaction-based fees, including incentive fees, are recognized when all contractual obligations have been satisfied. Most NFP-owned businesses and members of NFP’s marketing and wholesale organizations conduct securities or wealth management business through NFPSI.

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

From 1999, the year NFP began operations, until 2009, the Company earned approximately 65% to 70% of its revenue in the first three quarters of the year and approximately 30% to 35% of its revenue in the fourth quarter. In 2011, NFP earned 28% of its revenue in the fourth quarter, whereas in 2010 and 2009, NFP earned 29% of its revenue in the fourth quarter. This change resulted primarily from a weaker sales environment for life insurance products in the ICG. Historically, life insurance sales had been concentrated in the fourth quarter as clients finalized their estate and tax planning decisions. Continued relative weakness in this market has meant a change in the revenue patterns for the business. 2010’s temporary estate tax laws have also had a continuing impact on the high net worth life insurance market by increasing the value of the estate that is exempt from federal estate tax and thereby decreasing the size of the target market.

Operating expenses

With respect to its operating results, NFP provides the following ratios in the discussion that follows: (i) commission expense ratio, (ii) total compensation expense ratio and (iii) non-compensation expense ratio. The commission expense ratio is derived by dividing commissions and fees expense by revenue. The total compensation expense ratio is derived by dividing the sum of compensation expense—employees and fees to principals by revenue. The non-compensation expense ratio is derived by dividing non-compensation expense by revenue. Included within the CCG, ICG, and ASG’s revenue are amounts recorded to eliminate intercompany revenue between the Company’s business lines.

Commissions and fees. Commissions and fees are typically paid to third-party producers who are affiliated with the Company’s businesses. Commissions and fees are also paid to producers who utilize the services of one or more of the Company’s life brokerage entities, including the Company’s life settlements brokerage entities. Additionally, commissions and fees are paid to producers who provide referrals and specific product expertise. When earnings are generated solely by a principal, no commission expense is incurred because principals are only paid from a share of the cash flow of the business through fees to principals. However, when income is generated by a third-party producer, the producer is generally paid a portion of the commission income, which is reflected as commission expense. Rather than collecting the full commission and remitting a portion to a third-party producer, a business may include the third-party producer on the policy application submitted to a carrier. The carrier will, in these instances, directly pay each named producer their respective share of the commissions and fees earned. When this occurs, the business will record only the commissions and fees it receives directly as revenue and have no commission expense. As a result, the business will have lower revenue and commission expense and a higher income from operations as a percentage of revenue. Dollars generated from income from operations will be the same. The transactions in which a business is listed as the sole producer and pays commissions to a third-party producer, compared with transactions in which the carrier pays each producer directly, will cause NFP’s income from operations as a percentage of revenue to fluctuate without affecting income from operations. In addition, within the ASG, NFPSI pays commissions to the Company’s affiliated third-party distributors who transact business through NFPSI.

Wholly-owned businesses that utilize the Company’s marketing organization, wholesale life brokerage businesses and NFPSI receive commissions and fees that are eliminated in consolidation, having no effect on the Company’s net income.

Compensation expense—employees. The Company’s businesses incur operating expenses related to compensating producing and non-producing staff. In addition, NFP allocates compensation expense—employees associated with corporate shared services to NFP’s three reportable segments largely based on performance of the segments and other reasonable assumptions and estimates as it relates to the corporate shared services support of the operating segments. Compensation expense—employees includes both cash and stock-based compensation. NFP records share-based payments related to employees and activities as well as allocated amounts from its corporate shared services to compensation expense—employees as a component of compensation expense—employees.

Fees to principals. NFP pays fees to principals to the principals and/or certain entities they own based on the financial performance of the business they manage. From a cash perspective NFP may advance monthly fees to principals that have not yet been earned due to the seasonality of the earnings of certain subsidiaries, particularly in the life insurance businesses in the ICG. NFP typically pays a portion of the fees to principals monthly in advance. Once NFP receives its cumulative preferred earnings, or base earnings, the principals and/or entity the principals own will earn fees to principals equal to earnings above base earnings up to target earnings. Additional fees to principals are paid in respect of earnings in excess of target earnings based on the ratio of base earnings to target earnings. For example, if base earnings equal 40% of target earnings, NFP receives 40% of earnings in excess of target earnings and the principals and/or the entities they own receives 60%. As the Company moves towards a more integrated business model, where the former owners of the acquired business become employees instead of principals, such ratios of base to target earnings will be proportionately impacted and become less meaningful.

Fees to principals also include an accrual for certain performance-based incentive amounts payable under the PIP and the RTIP. For a more detailed discussion of NFP’s incentive plans, see “Note 4—Commitments and Contingencies—Incentive Plans” to the Consolidated Financial Statements contained in this report.

The Company accounts for stock-based awards to principals as part of fees to principals expense in the consolidated statements of operations as liability awards. Liability classified stock-based compensation is adjusted each reporting period to account for subsequent changes in the fair value of NFP’s common stock.

Fees to principals may be offset by amounts paid by the principals and/or certain entities they own under the terms of the management contract for capital expenditures, including sub-acquisitions, in excess of $50,000. These amounts may be paid in full or over a mutually agreeable period of time and are recorded as a “deferred reduction in fees to principals.” Amounts recorded in deferred reduction in fees to principals are amortized as a reduction in fees to principals expense generally over the useful life of the asset.

Since the ASG is primarily comprised of NFPSI, NFP’s registered broker-dealer and investment advisor, no fees to principals are paid in this segment.

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

Change in estimated acquisition earn-out payables. The recorded purchase price for all acquisitions consummated after January 1, 2009 includes an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of these estimated earn-out obligations are recorded in the consolidated statements of operations in each reporting period.

Incentive Plans

As of December 31, 2011, NFP maintained two incentive plans for principals and certain employees of its businesses, the PIP and the RTIP, each of which is discussed below. Certain employees participate in employee-specific bonus programs that are earned on specified growth thresholds.

Under the EIP, during the fourth quarter of 2009 NFP issued equity awards to principals and certain employees of its businesses generally based on each business’s performance over the two-year period that ended on September 30, 2009 (the “Initial EIP Performance Period”). The payments made under the EIP for the Initial EIP Performance Period were in the form of RSUs. The RSUs became fully vested on September 17, 2010 with a fair market value based on the closing price of NFP’s common stock on the same day of $12.61. The restricted shares were primarily subject to liquidity restrictions until November 24, 2012, which is the original vesting date of the RSUs awarded under the EIP. This action resulted in a pre-tax charge of $13.4 million in the third quarter of 2010.

As of December 31, 2011, no businesses have elected to continue to participate in NFP’s ongoing incentive plan. See “Note 4—Commitments and Contingencies—Ongoing incentive plan” to the Company’s Consolidated Financial Statements contained in this report.

The Annual Principal Incentive Plan

The PIP is designed to reward the annual performance of a business based on the business’s earnings growth. For the initial 12-month performance period of October 1, 2009 through September 30, 2010, a cash incentive payment was made to the extent a business’s earnings exceeded its PIP Performance Target (as defined below). The PIP was established such that the greater a business’s earnings growth rate exceeded its PIP Performance Target rate for the 12-month performance period, the higher the percentage of the business’s earnings growth the Company would pay the principal under the PIP. NFP calculates and includes a PIP accrual in fees to principals expense. The Company paid $10.7 million, which was included within fees to principals expense relating to the initial 12-month performance period in the fourth quarter of 2010. For this initial 12-month performance period, the incentive target (the “PIP Performance Target”) for each business participating in the PIP was generally set at the lower of (a) such business’s earnings for the 12 months ended September 30, 2009 or (b) such business’s incentive target under the ongoing incentive plan as of September 30, 2009. The initial 12-month performance period used performance targets that rewarded principals for advancing certain corporate goals and initiatives related to the Company’s reorganization and also took the difficult economic environment during the initial 12-month performance period into account. NFP’s Executive Management Committee, in its sole discretion, was able to adjust any PIP Performance Target as necessary to account for changed business circumstances, including, without limitation, sub-acquisitions.

For the initial 12-month performance period, NFP calculated the amount of a business’s PIP accrual in fees to principals expense based on the business’s earnings growth rate above its PIP Performance Target rate. The PIP Performance Target over the course of the initial 12-month performance period was allocated on a straight line basis. NFP calculated a business’s PIP accrual amount and earnings growth rate on a cumulative basis. The amount of fees to principals expense or benefit the Company took in a particular quarter for a business’s PIP accrual depended on the difference between the business’s cumulative performance against the PIP Performance target and what was accrued on a plan to date basis for the period ended on the last day of that quarter and the business’s cumulative performance for the period ended on the last day of the preceding quarter. The amount of PIP accrual in fees to principals expense therefore varied from quarter to quarter.

A PIP was in place for the 15-month performance period of October 1, 2010 through December 31, 2011 (the “Second PIP”). Management migrated to an incentive program that rewards only incremental growth but still maintained potential for material incentive payments. The Second PIP will be payable in cash beginning in the first quarter of 2012 and, similar to the initial PIP, was based on specific performance criteria for each business. Incentive targets (“Second PIP Performance Targets”) were set based on the earnings of each business during the last PIP incentive period, with the fourth quarter of 2009 counted twice. The calculation of a business’s Second PIP Performance Target is based on a 15-month period and reflects the fact that the Second PIP will include two fourth quarter periods. The 15-month performance period was selected in order to align the plan with the calendar year. NFP’s Executive Management Committee, in its sole discretion, may adjust any Second PIP Performance Target as necessary to account for changed business circumstances, including, without limitation, sub-acquisitions. The Second PIP accrual in fees to principals expense is based on the business’s earnings growth rate above its Second PIP Performance Target. To measure growth, the target is allocated on a seasonally adjusted basis, using the seasonal earnings pattern by quarter for the past two years. NFP calculates the business’s Second PIP accrual amount and earnings growth rate on a cumulative basis. Overall, the Company has accrued $7.9 million within fees to principals expense relating to the Second PIP from October 1, 2010 through December 31, 2011, for payment in the first quarter of 2012. For the twelve months ended December 31, 2011, the Company’s accrual was $4.6 million.

A new PIP is in place for the 12-month performance period of January 1, 2012 through December 31, 2012, the terms of which are materially consistent with the Second PIP. It is envisioned that future plans will be 12 months, consistent with calendar years.

The Revised Long-Term Incentive Plan

During the quarter ended September 30, 2010, NFP introduced the RTIP. The RTIP covers the three-year period from January 1, 2011 through December 31, 2013 and is based on a modified calculation of applicable thresholds over this period. NFP’s Executive Management Committee, in its sole discretion, may adjust the calculation of the RTIP as necessary to account for changed business circumstances. As of December 31, 2011, the Company has not accrued any amounts within fees to principals expense relating to the RTIP, since the Company did not reach the applicable thresholds during the first plan year. The Company does not anticipate that amounts relating to the RTIP will be accrued within fees to principals in remaining plan years, given the applicable thresholds in place. However, to the extent target thresholds are achieved, plan participants may be eligible for cash payments in the first quarter of 2014.

Corporate Client Group

The CCG accounted for 40.7%, 39.5% and 40.0% of NFP’s revenue for the years ended December 31, 2011, 2010 and 2009, respectively. The financial information below relates to the CCG for the periods presented (in millions):

	Years Ended December 31,
	2011	2010	% Change	2009	% Change
Revenue:
Commissions and fees	$412.2	$387.9	6.3%	$380.0	2.1%

Operating expenses:
Commissions and fees	46.2	37.0	24.9%	34.4	7.6%
Compensation expense—employees	141.1	130.4	8.2%	132.5	-1.6%
Fees to principals	73.9	80.8	-8.5%	70.5	14.6%
Non-compensation expense	74.5	75.2	-0.9%	75.8	-0.8%
Amortization of intangibles	21.6	21.4	0.9%	23.0	-7.0%
Depreciation	6.0	6.2	-3.2%	9.3	-33.3%
Impairment of goodwill and intangible assets	1.2	1.9	-36.8%	354.4	-99.5%
Gain on sale of businesses, net	(0.1)	(8.1)	-98.8%	—	N/M
Change in estimated acquisition earn-out payables	(0.4)	—	N/M	—	N/M

Total operating expenses	364.0	344.8	5.7%	699.9	-50.7%

Income (loss) from operations	$48.2	$43.1	10.9%	$(319.9)	-113.5%

Commission expense ratio	11.2%	9.5%		9.1%
Total compensation expense ratio	52.2%	54.4%		53.4%
Non-compensation expense ratio	18.1%	19.4%		19.9%

N/M indicates the metric is not meaningful

Year ended December 31, 2011 compared with the year ended December 31, 2010

Summary

Income from operations. Income from operations increased $5.1 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. Income from operations increased primarily due to an increase in revenue, driven by both newly-acquired businesses and growth at existing businesses, an increase to the change in estimated acquisition earn-out payables, as well as decreases in fees to principals, non-compensation expense and impairments. These factors were partially offset by increases in commissions and fees expense and compensation expense—employees.

Revenue

Commissions and fees. Commissions and fees revenue for the year ended December 31, 2011 increased $24.3 million, of which approximately $15.2 million represented commissions and fees revenue from acquisitions that had no comparable operations in 2010. Excluding the impact of dispositions of $4.4 million, overall revenue in the CCG increased by $13.5 million due to growth at existing firms, driven by new clients and product sales.

Operating expenses

Commissions and fees. Commissions and fees expense increased $9.2 million in 2011, of which approximately $2.2 million represented commissions and fees revenue from acquisitions that had no comparable operations in 2010. Excluding the impact of these acquisitions, the increase was largely attributable to the growth in businesses with higher commission expense ratios.

Compensation expense—employees. Compensation expense—employees increased $10.7 million for the year ended December 31, 2011 compared with the last year. Approximately $5.6 million of the increase represented compensation expense—employees from acquisitions that had no comparable operations in 2010. After the impact from a divested business of $1.6 million, compensation expense—employees increased by $6.7 million, due to increased headcount at existing firms and increases in salaries and wages.

Fees to principals. Fees to principals decreased $6.9 million in 2011 as compared with 2010. Included in CCG fees to principals for the year ended December 31, 2010 was stock-based compensation expense of $7.4 million related to the accelerated vesting of certain RSUs and an amortization expense of $2.8 million for those RSUs outstanding prior to the acceleration. The total compensation expense ratio was 52.2% for the year ended December 31, 2011 compared with 54.4% in 2010. Excluding the impact of the accelerated vesting of certain RSUs issued under the EIP, fees to principals increased, and the total compensation expense ratio remained relatively flat. The increase in fees to principals was due to higher incentive accruals relating to improvement in firm performance.

Non-compensation expense. Non-compensation expense decreased $0.7 million for the year ended December 31, 2011 compared with the last year. The non-compensation expense ratio was 18.1% for the year ended December 31, 2011 compared with 19.4% in 2010. Excluding dispositions of $1.4 million, non-compensation expense remained relatively flat.

Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets decreased $0.7 million. The impairment in 2011 related to a management contract buyout anticipated to occur in the first quarter of 2012.

Gain on sale of businesses. During the year ended December 31, 2011, the CCG recognized a $0.1 million gain on the disposition of one business. During the year ended December 31, 2010, the CCG disposed of three businesses and contributed certain assets of a wholly-owned subsidiary to a newly formed entity in exchange for preferred units. The contribution of assets resulted in a deconsolidation and re-measurement of the Company’s retained investment for an overall gain of $9.2 million.

Change in estimated acquisition earn-out payables. The change in estimated acquisition earn-out payables expense as reported in 2011 compared to 2010 was due to the adoption of revised accounting guidance for business combinations, which was effective January 1, 2009. No material acquisitions were completed in 2010 or 2009, so the impact was seen in the year ended December 31, 2011. During 2011, the CCG recognized $0.4 million of income related to net adjustments in the estimated fair market values of earn-out obligations related to the revised projections of future performance and the actual results for certain acquisitions completed in 2011.

Year ended December 31, 2010 compared with the year ended December 31, 2009

Summary

Income (loss) from operations. Income from operations increased $362.8 million in 2010 compared with 2009. The increase in income from operations was due to the substantial decline in the level of impairments. Excluding the impact of impairments, income from operations increased as increased revenue, an increase in gain on sale of businesses, and a decline in compensation expense—employees and non-compensation expense were more than offset by an increase in fees to principals related to the accelerated vesting of certain RSUs issued under the EIP of $7.4 million and an increase in commissions and fees expense. Dispositions were also a driver of variances within the CCG, contributing to a decline in revenue of $13.6 million. Dispositions also contributed $1.1 million to the overall decline in commissions and fees expense, a decline of $4.6 million in compensation expense—employees and a decline of $2.8 million in non-compensation expense.

Revenue

Commissions and fees. Commissions and fees revenue increased $7.9 million for the year ended December 31, 2010, as compared with the prior year. After the impact of divested businesses of $13.6 million, revenue increased by $21.5 million driven by new clients and product sales, strength in certain specialty benefits, and medical inflation, which leads to increases in health insurance premiums and the commissions earned from them.

Operating expenses

Commissions and fees. Commissions and fees expense increased $2.7 million in 2010, as compared with 2009. Dispositions contributed to a decline of $1.1 million in commissions and fees expense. The overall increase in commissions and fees expense was largely attributable to the increase in revenue.

Compensation expense—employees. Compensation expense—employees decreased $2.1 million for the year ended December 31, 2010, as compared with the prior year. Compensation expense—employees declined due to dispositions of $4.6 million, offset by increases in headcount and in employee-earned commissions and bonuses.

Fees to principals. Fees to principals increased $10.3 million in 2010, as compared with 2009. Included in CCG fees to principals for the year ended December 31, 2010 was stock-based compensation expense of $7.4 million related to the accelerated vesting of certain RSUs and an amortization expense of $2.8 million for those RSUs outstanding prior to the acceleration. The total compensation expense ratio was 54.4% for the year ended December 31, 2010 compared with 53.4% in 2009. Excluding the impact of this accelerated vesting, fees to principals increased, and the total compensation expense ratio slightly declined.

Non-compensation expense. Non-compensation expense decreased $0.6 million for the year ended December 31, 2010 as compared with the prior year. Non-compensation expense decreased primarily due to the recognition in the fourth quarter of 2009 of a $4.8 million allocated loss and related expenses recognized on the sublet of one of the floors of the Company’s New York corporate headquarters in the fourth quarter of 2009. The decrease was partially offset by a $1.9 million loss and related expenses recognized in 2010 on the sublet of office space for one of the CCG’s executive benefits businesses, as well as an increase in promotional expenses.

Amortization of intangibles. Amortization expense declined $1.6 million, or 7.0%, to $21.4 million in 2010 compared with $23.0 million in 2009. Amortization expense declined as a result of a 4.8% decrease in amortizing intangible assets resulting primarily from dispositions and impairments.

Depreciation. Depreciation expense decreased $3.1 million, or 33.3%, to $6.2 million in 2010 compared with $9.3 million in 2009. The decrease in depreciation resulted from dispositions, and from the acceleration of depreciation expense on certain items related to the sublet of one of the floors of the Company’s headquarters in 2009.

Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets decreased $352.5 million to $1.9 million in 2010, as compared with 2009. The decline in impairments was driven by the significant impairment in the first quarter of 2009 as compared with the year ended December 31, 2010. The impairment taken for the year ended December 31, 2009 reflected the incorporation of market data, including NFP’s market value which had remained below net book value for a sustained period, the performance of the Company in the economic environment in the prior year period, and discount rates that were risk adjusted to reflect both company-specific and market-based credit spreads and other relevant market data. Among other significant factors, the market value in the prior year period reflected the stressed macroeconomic environment and its impact on the Company’s sales.

Gain on sale of businesses. During the year ended December 31, 2010, the CCG recognized a gain on sale of businesses totaling $8.1 million. During the year ended December 31, 2010, the CCG disposed of three businesses and contributed certain assets of a wholly-owned subsidiary to a newly formed entity in exchange for preferred units. The contribution of assets resulted in a deconsolidation and remeasurement of the Company’s retained investment for an overall gain of $9.2 million. During the year ended December 31, 2009, the CCG recognized a net loss from the disposition of three businesses and the sale of certain assets of another two businesses totaling less than $0.1 million.

Individual Client Group

The ICG accounted for 34.7%, 38.5% and 42.0% of NFP’s revenue for the years ended December 31, 2011, 2010 and 2009, respectively. The financial information below relates to the ICG for the periods presented (in millions):

	Years Ended December 31,
	2011	2010	% Change	2009	% Change
Revenue:
Commissions and fees	$351.4	$378.8	-7.2%	$397.3	-4.7%

Operating expenses:
Commissions and fees	77.6	89.5	-13.3%	84.3	6.2%
Compensation expense—employees	110.3	110.5	-0.2%	119.8	-7.8%
Fees to principals	62.0	81.2	-23.6%	75.7	7.3%
Non-compensation expense	62.8	67.6	-7.1%	77.2	-12.4%
Amortization of intangibles	10.9	11.6	-6.0%	13.6	-14.7%
Depreciation	4.3	4.5	-4.4%	8.8	-48.9%
Impairment of goodwill and intangible assets	10.5	1.0	950.0%	264.1	-99.6%
Gain on sale of businesses, net	(1.1)	(2.2)	-50.0%	(2.1)	4.8%

Total operating expenses	337.3	363.7	-7.3%	641.4	-43.3%

Income (loss) from operations	$14.1	$15.1	-6.6%	$(244.1)	-106.2%

Commission expense ratio	22.1%	23.6%		21.2%
Total compensation expense ratio	49.0%	50.6%		49.2%
Non-compensation expense ratio	17.9%	17.8%		19.4%

Year ended December 31, 2011 compared with the year ended December 31, 2010

Summary

Income from operations. Income from operations decreased $1.0 million for 2011 as compared to 2010. The decrease in income from operations is due to a decrease in revenue and an increase in impairment of goodwill and intangible assets, partially offset by a decrease in commissions and fees expense, fees to principals, and non-compensation expense.

Revenue

Commissions and fees. Commissions and fees revenue decreased $27.4 million for the year ended December 31, 2011 as compared with the prior year. Excluding the impact of dispositions of $1.5 million, revenue from existing firms within the ICG declined by $25.9 million. Results in the ICG were driven by uncertainty facing the life insurance market during 2011.

Operating expenses

Commissions and fees. Commissions and fees expense decreased $11.9 million for 2011 as compared to 2010. The commission expense ratio was 22.1% in the year ended December 31, 2011 compared with 23.6% in 2010. Commissions and fees expense decreased due to declines in overall revenue.

Fees to principals. Fees to principals decreased $19.2 million in 2011 as compared with 2010. Included in ICG fees to principals for the year ended December 31, 2010 was stock-based compensation expense of $6.0 million related to the accelerated vesting of certain RSUs and an amortization expense of $2.0 million for those RSUs outstanding prior to the acceleration. Excluding the impact of these RSUs, fees to principals decreased, and the total compensation expense ratio remained relatively flat, due to a decline in incentive accruals and the overall decline in revenue.

Non-compensation expense. Non-compensation expense decreased $4.8 million for the year ended December 31, 2011 as compared with the prior year. The decline in non-compensation expense was primarily a result of overall reductions in ICG spending.

Amortization of intangibles. Amortization expense declined $0.7 million for 2011 as compared with 2010. Amortization expense declined as a result of a 15.4% decrease in amortizing intangible assets resulting primarily from dispositions and impairments.

Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets increased $9.5 million for the year ended December 31, 2011 as compared with the year ended December 31, 2010. The impairments in 2011 related to three firms that were disposed of in the third and fourth quarters of 2011, as well as three firms that are expected to be disposed of in the first quarter of 2012, and one anticipated management contract buyout in the first quarter of 2012.

Gain on sale of businesses. During the year ended December 31, 2011, the ICG recognized a net gain from the disposition of two subsidiaries of $1.1 million. During the year ended December 31, 2010, the ICG recognized a net gain from the disposition of seven subsidiaries and the sale of certain assets of another business for a total gain of $2.2 million.

Year ended December 31, 2010 compared with the year ended December 31, 2009

Summary

Income (loss) from operations. Income (loss) from operations increased $259.2 million for 2010 as compared with 2009. The increase in income from operations was due to the substantial decline in the level of impairments. Excluding the impact of impairments, income from operations decreased due to a decrease in revenue and an increase in fees to principals, due to the accelerated vesting of certain RSUs issued under the EIP of $6.0 million, amortization expense of $2.0 million for those RSUs outstanding prior to the acceleration, and an increase in commissions and fees expense, all of which was offset by decreases in compensation expense—employees, non-compensation expense, amortization, and depreciation. Dispositions were a significant driver in the variances mentioned above within the ICG’s retail life and wealth management business lines as revenue from disposed firms contributed a decline of $25.6 million to the overall revenue decline. Disposed entities also contributed to declines in commissions and fees expense, compensation expense—employees and non-compensation expense in amounts of $4.0 million, $11.5 million, and $7.6 million, respectively.

Revenue

Commissions and fees. Commissions and fees revenue decreased $18.5 million in 2010 as compared with 2009. The decline was driven by $25.6 million of dispositions, offset by increases in revenue generated by existing firms.

Operating expenses

Commissions and fees. Commissions and fees expense increased $5.2 million in 2010 compared with 2009. The commission expense ratio was 23.6% in 2010 compared with 21.2% in 2009. The increase corresponded to an increase in revenue generated by those businesses within the ICG that typically have higher commission expense ratios, offset by the decline in commissions and fees expense of $4.0 million relating to dispositions.

Compensation expense—employees. Compensation expense—employees decreased $9.3 million in 2010 compared with 2009. The total compensation expense ratio was 50.6% for the year ended December 31, 2010 compared with 49.2% in 2009. The overall decline in compensation expense—employees was primarily driven by the decline in compensation expense—employees from disposed businesses of $11.5 million.

Fees to principals. Fees to principals increased $5.5 million in 2010 compared with 2009. Included in ICG fees to principals for the year ended December 31, 2010 was stock-based compensation expense of $6.0 million related to the accelerated vesting of certain RSUs and an amortization expense of $2.0 million for those RSUs outstanding prior to the acceleration, partially offset by a decrease in incentive plan accruals of $4.0 million over the prior period. Excluding the impact of this accelerated vesting, fees to principals decreased and the total compensation expense ratio remained relatively flat. Increases in fees due to the restructuring of certain management agreements, as well as the year-over-year increase in stock-based compensation relating to the EIP, were offset by decreases in the PIP expense for the year. The EIP was in place in November 2009, and was terminated in September 2010.

Non-compensation expense. Non-compensation expense decreased $9.6 million in 2010 compared with 2009. The non-compensation expense ratio was 17.8% for the year ended December 31, 2010 compared with 19.4% in 2009. The decline in non-compensation expense was primarily a result of $7.6 million from disposed businesses and a $4.1 million loss and related expenses recognized on the sublet of one of the floors of the Company’s New York corporate headquarters in the fourth quarter of 2009.

Amortization of intangibles. Amortization expense declined $2.0 million in the year ended December 31, 2010 compared with the year ended December 31, 2009. Amortization expense declined as a result of a 10.9% decrease in amortizing intangible assets resulting primarily from dispositions and impairments.

Depreciation. Depreciation expense decreased $4.3 million, or 48.9%, to $4.5 million in 2010 compared with $8.8 million in 2009. The decrease in depreciation resulted from dispositions, and from the acceleration of depreciation expense on certain items related to the sublet of one of the floors of the Company’s headquarters in 2009.

Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets decreased $263.1 million in the year ended December 31, 2010 compared with the prior year. The decline in impairments was driven by the significant impairment in the first quarter of 2009. The impairment taken for the year ended December 31, 2009 reflected the incorporation of market data, including NFP’s market value which had remained below net book value for a sustained period, the performance of the Company in the economic environment in the prior year period, and discount rates that were risk adjusted to reflect both company-specific and market-based credit spreads and other relevant market data. Among other significant factors, the market value in the prior year period reflected the stressed macroeconomic environment and its impact on the Company’s sales.

Gain on sale of businesses. During the year ended December 31, 2010, the ICG recognized a net gain from the disposition of seven subsidiaries and the sale of certain assets of another business for a total gain of $2.2 million. During the year ended December 31, 2009, the ICG recognized a net gain of $2.1 million from the disposition of 20 businesses and the sale of certain assets of 9 businesses.

Advisor Services Group

The ASG accounted for 24.6%, 22.0% and 18.0% of NFP’s revenue for the years ended December 31, 2011, 2010 and 2009, respectively. The financial information below relates to the ASG for the periods presented (in millions):

	Years Ended December 31,
	2011	2010	% Change	2009	% Change
Revenue:
Commissions and fees	$249.8	$215.2	16.1%	$171.0	25.8%

Operating expenses:
Commissions and fees	206.4	177.3	16.4%	145.2	22.1%
Compensation expense—employees	16.1	15.3	5.2%	16.0	-4.4%
Non-compensation expense	16.1	13.7	17.5%	6.5	110.8%
Depreciation	2.2	1.4	57.1%	1.2	16.7%

Total operating expenses	240.8	207.7	15.9%	168.9	23.0%

Income from operations	$9.0	$7.5	20.0%	$2.1	257.1%

Commission expense ratio	82.6%	82.4%		84.9%
Total compensation expense ratio	6.4%	7.1%		9.4%
Non-compensation expense ratio	6.4%	6.4%		3.8%

Year ended December 31, 2011 compared with the year ended December 31, 2010

Summary

Income from operations. Income from operations increased $1.5 million for the year ended December 31, 2011, as compared to the year ended December 31, 2010. The increase in income from operations was due to an increase in revenue which was partially offset by a commensurate increase in commissions and fees expense, as well as an increase in compensation expense—employees and non-compensation expense.

Revenue

Commissions and fees. Commissions and fees revenue increased $34.6 million for 2011 as compared to 2010. Results in the ASG were driven by an increase in sales of certain variable annuity products and a slight increase in assets under management. Assets under management for the ASG increased 3.7% to $9.7 billion as of December 31, 2011 compared to $9.3 billion as of December 31, 2010.

Operating expenses

Commissions and fees. Commissions and fees expense increased $29.1 million for the year ended December 31, 2011 as compared to last year. The increase in commissions and fees expense was attributable to the increase in revenue.

Compensation expense—employees. Compensation expense—employees increased $0.8 million in 2011. The total compensation expense ratio was 6.4% for the year ended December 31, 2011 compared with 7.1% in the year ended December 31, 2010. Compensation expense—employees increased commensurate with an increase in headcount in 2011, as well as an increase in incentive compensation.

Non-compensation expense. Non-compensation expense increased $2.4 million for 2011 as compared to 2010. The non-compensation expense ratio was 6.4% for the year ended December 31, 2011 compared with 6.4% in 2010. The increase primarily related to increases in professional fees and regulatory-related fees.

Depreciation. Depreciation expense increased $0.8 million for the year ended December 31, 2011, as compared with last year. The increase in depreciation resulted from increases in capital expenditures for the ASG due to enhancements in technology offerings provided to advisors. As a percentage of revenue, depreciation expense was less than 1% in both the years ended December 31, 2011 and 2010.

Year ended December 31, 2010 compared with the year ended December 31, 2009

Summary

Income from operations. Income from operations increased $5.3 million in the year ended December 31, 2010 compared with the year ended December 31, 2009. The increase in income from operations was due to an increase in revenue and a decline in compensation expense—employees, offset by an increase in commissions and fees expense and non-compensation expense.

Revenue

Commissions and fees. Commissions and fees revenue increased $44.2 million in the year ended December 31, 2010 compared with the year ended December 31, 2009. Results in the ASG were driven by general improvements in the financial markets and increased investor confidence from 2009. Assets under management for the ASG increased 18.6% to $9.3 billion as of December 31, 2010 compared to $7.9 billion as of December 31, 2009.

Operating expenses

Commissions and fees. Commissions and fees expense increased $32.1 million in the year ended December 31, 2010 compared with 2009. The commission expense ratio was 82.4% in the year ended December 31, 2010 compared with 84.9% in the last year. The increase in commissions and fees expense was largely attributable to the increase in revenue. The decrease of the commission expense ratio was driven by lower revenue in 2009 as fees for assets under management declined with declining market values during 2009.

Compensation expense—employees. Compensation expense—employees decreased $0.7 million in 2010 compared with 2009. The total compensation expense ratio was 7.1% for the year ended December 31, 2010 compared with 9.4% in the year ended December 31, 2009. Compensation expense—employees declined commensurate with headcount reductions in 2009.

Non-compensation expense. Non-compensation expense increased $7.2 million in 2010 compared with 2009. The non-compensation expense ratio was 6.4% for the year ended December 31, 2010, compared with 3.8% in 2009. Non-compensation expense increased, in part, due to costs associated with enhancements in services and technology offerings provided to advisors.

Depreciation. Depreciation expense increased $0.3 million in the year ended December 31, 2010 compared with $1.1 million in 2009. The increase in depreciation resulted from increases in capital expenditures for the ASG due to enhancements in technology offerings provided to advisors. As a percentage of revenue, depreciation expense was less than 1% in both the years ended December 31, 2010 and 2009.

Corporate Items

The financial information below relates to items not allocated to any of NFP’s three reportable segments for the periods presented (in millions):

	Years Ended December 31,
	2011	2010	% Change	2009	% Change
Consolidated income (loss) from operations	$71.3	$65.7	8.5%	$(561.9)	-111.7%
Interest income	3.3	3.8	-13.2%	3.1	22.6%
Interest expense	(15.7)	(18.5)	-15.1%	(20.6)	-10.2%
Gain on early extinguishment of debt	—	9.7	N/M	—	N/M
Other, net	6.4	8.3	N/M	11.6	-28.4%

Non-operating income and expenses, net	(6.0)	3.3	69.7%	(5.9)	-155.9%
Income (loss) before income taxes	65.3	69.0	-5.4%	(567.8)	-112.2%
Income tax expense (benefit)	28.4	26.5	7.2%	(74.4)	-135.6%

Net income (loss)	$36.9	$42.6	-13.4%	$(493.4)	-108.6%

N/M indicates the metric is not meaningful

Year ended December 31, 2011 compared with the year ended December 31, 2010

Interest income. Interest income decreased $0.5 million in the year ended December 31, 2011 as compared to the year ended December 31, 2010. Interest income decreased mainly due to a decrease in promissory notes entered into by NFP with its principals.

Interest expense. Interest expense decreased $2.8 million for 2011 as compared to 2010. Interest expense decreased primarily due to NFP’s 2010 refinancing, which involved terminating NFP’s prior credit facility among NFP, the lenders party thereto and Bank of America, N.A., as administrative agent (as amended, the “2006 Credit Facility”) and entering into the 2010 Credit Facility, as well as retiring NFP’s 0.75% convertible senior notes due February 1, 2012 (the “2007 Notes”) and issuing the 2010 Notes. Interest expense accretion declined from $8.3 million during the year ended December 31, 2010 to $4.3 million for the year ended December 31, 2011. The decline in interest expense accretion was partially offset by an increase of $0.5 million relating to the higher coupon rate on NFP’s 2010 Notes and an increase in the average borrowings relating to the 2010 Credit Facility.

Other, net. Other, net, which primarily consists of income from equity method investments, rental income, and net expenses relating to the settlement or reserving of legal matters, decreased $1.9 million for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The decrease is the result of the Company recording a provision on a loss contingency of $2.5 million, offset by an increase in rental income of $0.6 million.

Gain on early extinguishment of debt. For the year ended December 31, 2010, NFP recognized a pre-tax gain of approximately $9.7 million related to the purchase and allocation of debt in the tender offer for its 2007 Notes, which expired in July 2010.

Income tax expense (benefit). Income tax expense was $28.4 million in 2011 compared with income tax expense of $26.5 million in the prior year. The effective tax rate for the year ended December 31, 2011 was

43.5%. This compared with an effective tax rate of 38.4% for the year ended December 31, 2010. The effective tax rate for the year ended December 31, 2010 was lower than the effective tax rate for the year ended December 31, 2011, primarily due to tax deductions relating to dispositions during 2010, a reduction in unrecognized tax benefits due to settlements with tax authorities during 2010, and an increase in 2011 in deferred taxes for future repatriation of foreign earnings. The estimated effective tax rate may be affected by future impairments, restructurings, state tax changes and, as a result, may impact income tax expense both in terms of absolute dollars and as a percentage of income before income taxes.

Year ended December 31, 2010 compared with the year ended December 31, 2009

Interest income. Interest income increased $0.7 million in the year ended December 31, 2010 compared with the year ended December 31, 2009. Interest income increased mainly due to interest income from an increase in promissory notes entered into by NFP with its principals that were not in place during the corresponding prior year period. The notes were primarily related to dispositions.

Interest expense. Interest expense decreased $2.1 million in the year ended December 31, 2010 compared with the year ended December 31, 2009. The decrease was due primarily to the repurchase of the 2007 Notes and repayment of outstanding amounts under the 2006 Credit Facility, offset by the issuance of the 2010 Notes and NFP’s entry into the 2010 Credit Facility. See “Note 7—Borrowings” to the Company’s Consolidated Financial Statements contained in this report for further details.

Gain on early extinguishment of debt. For the year ended December 31, 2010, NFP recognized a pre-tax gain of approximately $9.7 million related to the purchase and allocation of debt in the tender offer for its 2007 Notes, which expired in July 2010.

Other, net. Other, net decreased $3.3 million in the year ended December 31, 2010 compared with the year ended December 31, 2009. The decline was largely the result of key-person life insurance proceeds of $5.5 million and the receipt of $1.9 million in proceeds from the settlement of an NFP owned key-person life insurance policy on a principal for the year ended December 31, 2009. For the year ended December 31, 2010 other income was comprised of $5.8 million of rental income for the sublet of the Company’s former headquarters, and $1.8 million for the Company’s ownership interest in its joint ventures.

Income tax expense (benefit). Income tax expense was $26.5 million in 2010, compared with an income tax (benefit) of $(74.4) million in 2009. The effective tax rate in 2010 was 38.4%, compared with an effective tax rate of 13.1% in 2009. The estimated annual effective tax rate was higher for the year ended December 31, 2010 largely as a result of the reduction in tax benefits from dispositions, impairments and firm restructurings as compared to 2009. The estimated effective tax rate may be affected by future impairments, restructurings, state tax changes and, as a result, may impact income tax expense both in terms of absolute dollars and as a percentage of income before income taxes.

Liquidity and Capital Resources

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash. NFP derives liquidity primarily from cash generated by the Company’s businesses and from financing activities.

The Company has historically experienced its highest cash usage during the first quarter of each year as balances due to principals and/or certain entities they own for earned fees to principals above target earnings in the prior calendar year are calculated and paid out, more acquisitions are completed and the Company experiences the seasonal revenue and earnings decline at the beginning of the year. In many prior years this has led to borrowings on NFP’s applicable credit facility in the first quarter. The borrowed amounts are then typically repaid as the year progresses, when operating cash flow typically increases as earnings increase.

However, this borrowing pattern did not occur in 2011, because cash flow was sufficient to fund fees to principals to principals of firms that performed in excess of target earnings, and acquisitions occurred primarily in the third quarter. In addition, the cash balance on hand at the beginning of the year was higher than it had been in the previous several years. The borrowing pattern could change to the extent acquisitions or sub-acquisitions increase, or as capital is deployed for other uses.

A summary of the changes in cash flow data is provided as follows:

	For the years ended December 31,
(in thousands)	2011	2010	2009
Net cash flows provided by (used in):
Operating activities	$116,177	$119,432	$123,820
Investing activities	(53,922)	(9,703)	(4,068)
Financing activities	(55,846)	(36,893)	(112,379)

Net increase in cash and cash equivalents	6,409	72,836	7,373
Cash and cash equivalents—beginning of period	128,830	55,994	48,621
Cash and cash equivalents—end of period	$135,239	$128,830	$55,994

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

On April 28, 2011, NFP’s Board authorized the repurchase of up to $50.0 million of NFP’s common stock on the open market, at times and in such amounts as management deems appropriate. This repurchase authorization was completed in the first quarter of 2012. The timing and actual number of shares repurchased was dependent on a variety of factors, including the limitations under the 2010 Credit Facility, capital availability, share price and market conditions. The restricted payments covenant of the 2010 Credit Facility allowed the Company to repurchase up to an aggregate of $50.0 million of its capital stock during any four consecutive fiscal quarters (the “Stock Repurchases”), so long as: (A) both before and after any repurchase, no default or event of default shall have occurred and be continuing, (B) both before and after any repurchase, on a pro forma basis, the leverage ratio for the most recently completed period of four consecutive fiscal quarters does not exceed 2.25 to 1.0 and (C) after any repurchase, minimum liquidity (as defined in the 2010 Credit Facility) shall not be less than $50.0 million. As of December 31, 2011, 3,452,293 shares were repurchased under this program at an average cost of $12.10 per share and a total cost of approximately $41.8 million. See also “Note 10—Stockholders’ Equity” to the Consolidated Financial Statements contained in this report.

On February 6, 2012, NFP’s Board authorized a new repurchase of up to $50.0 million of NFP’s common stock on the open market, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors, including the limitations under the 2010 Credit Facility, capital availability, share price and market conditions.

Operating Activities

During the year ended December 31, 2011, cash provided by operating activities was approximately $116.2 million compared with $119.4 million for the year ended December 31, 2010. The decrease in operating cash flow for the year ended December 31, 2011 as compared with the prior period was primarily due to a decrease in accounts payable related to commission payments on a particularly large transaction that was accrued for at December 31, 2010, offset by a decrease in notes receivable as cash collections on balances owed by principals have increased, and an increase in accrued liabilities, primarily relating to the alignment of the end of the second PIP to the 2011 calendar year. During 2011 no PIP payments were made, whereas in the prior year, the Company paid PIP payments in the fourth quarter of 2010 as the initial PIP 12-month performance period ended September 30, 2010.

During the year ended December 31, 2010, cash provided by operating activities was approximately $119.4 million compared with $123.8 million for the year ended December 31, 2009. The decrease was largely due to a decrease in net income adjusted for non-cash charges to $101.6 million for the year ended December 31, 2010 from $109.7 million for the year ended December 31, 2009. Included in net income for the year ended December 31, 2009 was $5.5 million of cash received for key man life proceeds and $1.9 million in proceeds from the settlement of an NFP-owned key man life insurance policy. During the third quarter of 2010, the Company accelerated the vesting of approximately 1.5 million RSUs granted to certain principals primarily through the EIP, of which 40% was paid out in cash in the amount of $7.4 million.

Some of the Company’s businesses maintain premium trust accounts in a fiduciary capacity, which represent payments collected from policyholders on behalf of carriers. These funds cannot be used for general corporate purposes, and should not be considered a source of liquidity for the Company. Funds held in these accounts are invested in cash, cash equivalents and securities purchased under resale agreements overnight. At December 31, 2011, the Company had cash, cash equivalents and securities purchased under resale agreements in premium trust accounts listed as fiduciary funds on its balance sheet of $75.5 million, a decrease of $7.1 million from the balance of $82.6 million as of December 31, 2010, offset by a corresponding premium payable to carriers of $74.1 million at December 31, 2011 compared with $83.1 million at December 31, 2010. Changes in these accounts are the result of timing of payments collected from insureds on behalf of insurance carriers.

Investing Activities

During the year ended December 31, 2011, cash used in investing activities was $53.9 million, which was primarily due to $48.7 million paid as payments for acquisitions, net of cash, and $8.9 million paid for purchases of property and equipment.

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

Financing Activities

During the year ended December 31, 2011, cash used in financing activities was approximately $55.8 million, while cash used in financing activities was $36.9 million during the prior year period. During the year ended December 31, 2011, the primary uses of cash were the purchase of common stock of approximately $41.8 million, as well as repayments of $12.5 million under the 2010 Credit Facility.

During the year ended December 31, 2010, cash provided by financing activities consisted mainly of $120.3 million in net proceeds from the issuance of the 2010 Notes, $21.0 million in proceeds from the sale of warrants entered into concurrently with NFP’s offering of 2010 Notes, and $125.0 million in proceeds from the issuance of long-term debt under the 2010 Credit Facility, offset by the purchase of convertible note hedges of $33.9 million, the purchase of the 2007 Notes of $219.7 million, and repayment of outstanding amounts under the 2006 Credit Facility of $40.0 million.

Borrowings

For a detailed discussion of NFP’s recapitalization transactions, which took place in 2010, see “Note 7—Borrowings” to the Company’s Consolidated Financial Statements contained in this report.

Dividends

On November 5, 2008, NFP’s Board suspended NFP’s quarterly cash dividend. The declaration and payment of future dividends to holders of NFP’s common stock will be at the discretion of NFP’s Board and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements, and other factors as NFP’s Board deems relevant. Additionally, the 2010 Credit Facility contains customary covenants that require NFP to meet certain conditions before making restricted payments such as dividends.

Contractual Obligations, Commitments and Contingencies

As of December 31, 2011 the Company’s future contractual payments, commercial commitments, and other long-term liabilities were as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Maximum potential earn-out payable(1)	$29,323	$10,035	$19,288	$—	$—
2010 Credit Facility(2)	106,250	12,500	93,750	—	—
2010 Notes(2)	152,292	5,000	15,000	132,292	—
Operating lease obligations(1)	174,795	25,427	64,912	39,388	45,068
Less sublease arrangements(1)	(15,960)	(4,518)	(11,442)	—	—

Total	$446,700	$48,444	$181,508	$171,680	$45,068

(1)	See “Note 4—Commitments and Contingencies” to the Company’s Consolidated Financial Statements contained in this report.
(2)	See “Note 7—Borrowings” to the Company’s Consolidated Financial Statements contained in this report.

As of December 31, 2011, the Company’s liability for uncertain tax positions was $22.0 million. The Company was unable to reasonably estimate the timing of liability payments in any individual year due to uncertainties in the timing of the effective settlement of tax positions. NFP has other unrecognized tax positions that were not recorded on the consolidated balance sheet in accordance with the relevant guidance. See “Note 12—Income taxes” to the Company’s Consolidated Financial Statements contained in this report for further discussion regarding the Company’s unrecognized tax positions.

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

Critical Accounting Estimates

The Company’s Consolidated Financial Statements are prepared in accordance GAAP. The preparation of the Company’s Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company continuously evaluates its estimates, which are based on historical experience and on assumptions that the Company believes to be reasonable under the circumstances. These estimates form the basis for judgments about the carrying values of the Company’s assets and liabilities, which values are not readily apparent from other sources. Actual results may differ from these estimates.

Of its significant accounting policies (see “Note 2—Summary of Significant Accounting Policies” to the Company’s Consolidated Financial Statements contained in this report), the Company believes that the following critical accounting policies may involve a higher degree of judgment and complexity.

Business Combinations and Purchase Price Allocations

The Company has acquired significant intangible assets through business acquisitions. These assets consist of book of business, management contracts, institutional customer relationships, non-compete agreements, trade name, and the excess of purchase price over the fair value of identifiable net assets acquired (goodwill). The determination of estimated useful lives and the allocation of the purchase price to the intangible assets requires significant judgment and affects the amount of future amortization and possible impairment charges.

All of the Company’s transactions have been accounted for using the purchase method, and their related net assets and results of operations were included in the Company’s Consolidated Financial Statements commencing on their respective acquisition dates. Certain of the acquisitions have provisions for additional contingent consideration based upon the financial results achieved over a multi-year period. In connection with these acquisitions, the Company records the estimated value of the net tangible assets purchased and the value of the identifiable intangible assets purchased, which typically consist of book of business, management contracts, and non-compete agreements.

Book of Business: The Company refers to a book of business as the acquired firm’s existing customer relationships that provide a significant source of income through recurring revenue over the course of the economic life of the relationships. NFP assumes the useful life of a book of business to be typically 10 years.

Management Contract: The management contract secures the services of the principal(s) and encourages growth of the business through the terms of the agreement. The compensation terms are generally such that the principals receive 100 percent of the differential between base earnings and target earnings, as previously described under “Business—Acquisitions—Acquisition Model—Management Contract.” The management contracts generally include three year non-compete agreements which become effective upon termination of the contract and therefore discourage the possibility of competition against NFP. NFP views the value of the management contract as being based on the future expectation of the principals’ ability to replace the diminishing acquired book of business, such that base earnings is maintained on an ongoing basis. NFP assumes the useful life of a management contract to be 25 years, based on an assumed average service life of the principals.

Non-Compete Agreement: In certain deals where a management contract structure is not in place, the non-compete agreements included in the employment contracts of employees are measured and recorded as an intangible asset separate from goodwill. The useful life of a non-compete agreement is primarily a function of the contractual terms of the agreement. Non-compete agreements are valued based on their duration and any unique features of particular agreements.

Goodwill: Goodwill is the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. In the case of NFP’s businesses, goodwill is expected to represent the value associated with workforce, management expertise, the value of future cash flow generated beyond the useful lives of the existing books of businesses and the management contract. If contingent consideration is recorded, such liability would be an offset to an increase in goodwill.

These intangibles primarily represent the present value of the underlying cash flows expected to be received over their estimated future renewal periods. Consequently, the valuation of book of business, management contracts, non-compete agreements, and goodwill involves significant estimates and assumptions concerning matters such as cancellation frequency, expenses and discount rates and the stock volatility of NFP as well as other market participants in the insurance brokerage market. Any change in these assumptions could affect the carrying value of these intangibles. Intangibles related to book of business, management contracts, institutional customer relationships and non-compete agreements are amortized over a 10-year, 25-year, 18-year, and 6-year period, respectively.

Impairment of goodwill and other intangible assets

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

Contingent consideration

Additional contingent consideration may be paid to the former owners of the business upon the satisfaction of certain compounded growth rate thresholds over the three-year period generally following the closing of the acquisition, or over a shorter, negotiated period. NFP has incorporated contingent consideration, or earn-out, provisions into the structure of acquisitions since the beginning of 2001.

For acquisitions effective prior to January 1, 2009, contingent consideration is considered to be additional purchase consideration and is accounted for as part of the purchase price of the Company’s acquired businesses when the outcome of the contingency is determined beyond a reasonable doubt.

For acquisitions completed after January 1, 2009, earn-out payables are recorded at fair value at the acquisition date and are included on that basis in the purchase price consideration at the time of the acquisition, with subsequent changes recorded in the consolidated statements of operations, based on current estimates. The fair value of earn-out payables are based on the present value of the expected future payments to be made to the sellers of the acquired businesses in accordance with the provisions outlined in the respective purchase agreements. The fair value of the earn-out payables are allocated to goodwill. In determining fair value, the acquired business’s future performance is estimated using financial projections developed by management for the acquired business and the volatility of market participant assumptions regarding revenue growth. The expected future contingent consideration payments are estimated on the basis of the earn-out formula and performance targets specified in each purchase agreement compared to the associated financial projections. The fair value of the Company’s earn-out payables were valued using a Monte Carlo simulation, whereby future applicable earnings are simulated using a Geometric Brownian Motion, over the term of the earn-out period. For each simulation path, the earn-out payments are calculated and then discounted to the valuation date. The value of the earn-out is then estimated to be the arithmetic average of all paths. The model is calibrated to management’s forecasted earnings, and the valuation is performed in a risk-neutral framework.

See “Note 4—Commitments and Contingencies” to the Company’s Consolidated Financial Statements contained in this report.

Revenue recognition

The Company earns commissions on the sale of insurance policies and fees for the development, implementation and administration of benefits programs. Commissions and fees are generally paid each year as long as the client continues to use the product and maintains its broker of record relationship with the applicable NFP business. In some cases, fees earned are based on the amount of assets under administration or advisement. Asset-based fees are earned for administrative services or consulting related to certain benefits plans. Commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. First-year commissions are calculated as a percentage of the first twelve months’ premium on the policy and earned in the year that the policy is originated. In many cases, the Company receives renewal commissions for a period following the first year, if the policy remains in force. Insurance commissions are recognized as revenue when the following criteria are met: (1) the policy application and other carrier delivery requirements are substantially complete, (2) the premium is paid, and (3) the insured party is contractually committed to the purchase of the insurance policy. Carrier delivery requirements may include additional supporting documentation, signed amendments and premium payments. Commissions earned on renewal premiums are generally recognized upon receipt from the carrier, since that is typically when the Company is first notified that such commissions have been earned. The Company carries an allowance for policy cancellations, which approximated $1.2 million at each of December 31, 2011, 2010 and 2009, that is periodically evaluated and adjusted as necessary. Miscellaneous commission adjustments are generally recorded as they occur. Some of the Company’s businesses also receive fees for the settlement of life insurance policies. These fees are generally based on a percentage of the settlement proceeds received by their clients, and recognized as revenue when the policy is transferred and the rescission period has ended. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. Contingent commissions are recorded as revenue after the contractual period or when cash is received.

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

Income taxes

The Company accounts for income taxes in accordance with standards established by GAAP which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of its assets and liabilities. The Company also earns income in certain foreign countries, and this income is subject to the laws of taxing jurisdictions within those countries, as well as U.S. federal and state tax laws. Deferred tax assets and liabilities are measured using statutorily-enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts expected to be realized.

The Company accounts for uncertain tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the consolidated financial statements. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company’s unrecognized tax benefits decreased by $0.3 million, $4.0 million and $0.2 million during the years ended December 31, 2011, 2010 and 2009, respectively. Estimated interest and penalties related to the underpayment of income taxes and reported in income tax expense totaled $0.7 million in 2011, $0.4 million in 2010, and $0.9 million in 2009. The Company believes that it is reasonably possible that the total amounts of unrecognized tax benefits could significantly decrease within the next twelve months due to the settlement of state income tax audits and expiration of statutes of limitations in various state and local jurisdictions, in an amount ranging from $7.9 million to $9.6 million based on current estimates.

As of December 31, 2011, the Company is subject to U.S. federal income tax examinations for the tax years 2008 through 2010, and to various state and local income tax examinations for the tax years 2001 through 2010.

As of December 31, 2011, the Company has provided $2.7 million of deferred taxes, net of applicable foreign tax credits, relating to 2011 and prior earnings outside the United States that are not deemed indefinitely reinvested. The Company continues to evaluate whether to indefinitely reinvest earnings in certain foreign jurisdictions as it continues to analyze its global financial structure. Currently, management intends to continue to reinvest earnings in Canadian jurisdictions indefinitely, and therefore has not recognized U.S. income tax expense on these earnings. The U.S. federal and state income taxes, net of applicable credits, on these Canadian unremitted earnings would have an immaterial impact on the Company’s deferred tax liability related to foreign unremitted earnings as of December 31, 2011.

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

Stock-based awards issued to the Company’s employees are classified as equity awards. The Company accounts for equity classified stock-based awards issued to its employees based on the fair value of the award on the date of grant and recorded as an expense as part of compensation expense—employees in the consolidated statements of operations. The expense is recorded ratably over the service period, which is generally the vesting period. The offsetting entry is to additional paid in capital in stockholders’ equity.

The Company has not issued stock-based awards to its principals since the accelerated vesting date of the RSUs awarded under the EIP. All stock-based awards that were previously issued to the Company’s principals are classified as liability awards, as principals are non-employees. The Company previously measured the fair value of the liability stock-based awards at the earlier of the date at which the performance was completed or when a performance commitment had been reached. The Company’s stock-based awards to principals did not have disincentives for non-performance other than forfeiture of the award by the principals and therefore the Company measured the fair value of the award when the performance was completed by the principal, which was the completion of the vesting period. The Company accounted for liability classified stock-based awards issued to its principals as part of fees to principals expense in the consolidated statements of operations. Liability classified stock-based compensation was adjusted each reporting period to account for subsequent changes in the fair value of NFP’s common stock. The offsetting entry was to accrued liabilities. As of December 31, 2011, the Company does not have any outstanding liability awards. See “Note 11—Stock Incentive Plans” to the Company’s Consolidated Financial Statements contained in this report.

Effective January 1, 2007, NFP established an Employee Stock Purchase Plan (“ESPP”). The ESPP is designed to encourage the purchase of common stock by NFP’s employees, further aligning interests of employees and stockholders and providing incentive for current employees. Up to 3,500,000 shares of common stock are currently available for issuance under the ESPP. The ESPP enables all regular and part-time employees who have worked for NFP for at least one year to purchase shares of NFP common stock through payroll deductions of any whole dollar amount of eligible compensation, up to an annual maximum of $10,000. The employees’ purchase price is 85% of the lesser of the market price of the common stock on the first business day or the last business day of the quarterly offering period. The Company recognizes compensation expense related to the compensatory nature of the discount given to employees who participate in the ESPP, which was $0.2 million for the years ended December 31, 2011 and 2010 and $0.6 million for the year ended December 31, 2009. As of December 31, 2011, an aggregate of 2,804,297 shares of NFP common stock were available for issuance under the ESPP.

New Accounting Pronouncements

For a discussion of recently adopted accounting standards, please see “Note 2—Summary of Significant Accounting policies” to the Company’s Consolidated Financial Statements contained in this report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to various market risks in its daily operations. Changes in interest rates, creditworthiness, the solvency of counterparties, liquidity in the market, equity securities pricing, or other market conditions could have a material impact on the Company’s results of operations.

In connection with the 2010 Credit Facility, NFP is exposed to changes in the benchmark interest rate, which is the London Interbank Offered Rate (“LIBOR”). To reduce this exposure, NFP executed a one-month LIBOR based interest rate swap (the “Swap”) on July 14, 2010 to hedge $50.0 million of general corporate variable debt based on one-month LIBOR, beginning on April 14, 2011. The Swap has been designated as a hedging instrument in a cash flow hedge of interest payments on $50.0 million of borrowings under the term loan portion of the 2010 Credit Facility by effectively converting a portion of the variable rate debt to a fixed rate basis. The Company manages the Swap’s counterparty exposure by considering the credit rating of the counterparty, the size of the Swap, and other financial commitments and exposures between the Company and the counterparty. The Swap is transacted under International Swaps and Derivatives Association (ISDA) documentation. See “Note 8—Derivative Instruments and Hedging Activities” to the Consolidated Financial Statements contained in this report.

Based on the weighted average borrowings under NFP’s 2006 and 2010 Credit Facilities during the years ended December 31, 2011 and 2010, as applicable, a change in short-term interest rates of 100 basis points would have affected the Company’s pre-tax income by approximately $1.1 million in 2011 and $1.2 million in 2010.

The Company is further exposed to short-term interest rate risk because it holds cash and cash equivalents. These funds are denoted in fiduciary funds—restricted related to premium trust accounts. These funds cannot be used for general corporate purposes, and should not be considered a source of liquidity for the Company. Based on the weighted average amount of cash, cash equivalents and securities held in fiduciary funds—restricted related to premium trust accounts, a change in short-term interest rates of 100 basis points would have affected the Company’s pre-tax income by approximately $2.0 million in 2011 and $1.7 million in 2010.

The Company is exposed to credit risk from over-advanced fees to principals paid to principals and promissory notes related thereto. The Company records a reserve for its promissory notes and over-advanced fees to principals based on historical experience and expected trends. The Company also performs ongoing evaluations of the creditworthiness of its principals based on the firms’ business activities. If the financial condition of the Company’s principals were to deteriorate, resulting in an inability to make payment, additional allowances may be required. See “Note 5—Notes receivable, net” to the Company’s Consolidated Financial Statements contained in this report.

See also “Note 4—Commitments and Contingencies—Credit risk” to the Company’s Consolidated Financial Statements contained in this report.

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

Finally, in connection with the offering of the 2010 Notes, NFP entered into the convertible note hedge and warrant transactions. Such convertible note hedge and warrant transactions are intended to lessen or eliminate the potential dilutive effect of the conversion feature of the 2010 Notes on NFP’s common stock. See “Note 7—Borrowings—Issuance of 2010 Notes” to the Consolidated Financial Statements contained in this report.

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

As of December 31, 2011, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2011, is effective.

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

Management has excluded from its assessment of internal control over financial reporting at December 31, 2011 the following financial services firms, Lapre Scali & Company Insurance Services, LLC and DA Financial Group, acquired in purchase business combinations during 2011. These businesses are wholly-owned, and individually insignificant to the consolidated results of the Company and comprised, in aggregate, less than 2% of the consolidated total revenue and less than 1% consolidated total assets, for the year ended December 31, 2011.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 was audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page F-2, which expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.

Item 9B. Other Information

Adoption of National Financial Partners Corp. 2012 Change in Control Severance Plan

On February 8, 2012 (the “Effective Date”), NFP’s Board adopted the National Financial Partners Corp. 2012 Change in Control Severance Plan (the “Plan”).

The Plan is intended to benefit certain key employees of the Company who will be selected for participation in the Plan. The Plan will be administered by the Compensation Committee (the “Committee”) of NFP’s Board and participants in the Plan will be selected by NFP’s Board or the Committee. Each participant in the Plan will be given a schedule, the form of which is an exhibit to the Plan (a “Participation Schedule”) that sets out his or her potential benefits under the Plan.

An employee who participates in the National Financial Partners Corp. Change in Control Severance Plan (the “Original CIC Plan”), the current term of which expires on May 3, 2013, on or after the Effective Date will not be eligible to participate in the Plan unless and until the Original CIC Plan and such employee’s participation thereunder terminates or expires without such employee receiving or becoming entitled to receive any payments or benefits under the Original CIC Plan. At present, none of the named executive officers set forth in “Item 11—Executive Compensation” nor any of NFP’s other executive officers are currently participants in the Plan.

The Plan begins on the Effective Date and does not have a specified term. The Committee may terminate or amend the Plan at any time; provided that the Committee is required to give participants twelve (12) months notice prior to the effective date of any adverse amendment or termination. Additionally, no termination or amendment otherwise effective within twelve (12) months before or eighteen (18) months after a Change in Control (as defined in the Plan) shall apply to any termination of employment of a participant during such period.

The Plan provides for payments to be paid and other benefits to be provided to a participant in the event the participant’s employment is terminated by the Company Without Cause (as defined in the Plan) or by the participant for Good Reason (as defined in the Plan) during the Protected Period (as defined in the Plan) (a “Qualifying Termination”). Under the Plan, the Protected Period generally begins upon the occurrence of a Change in Control and ends eighteen (18) months following a Change in Control; provided, however, that if prior to the date on which a Change in Control occurs, the participant’s employment with the Company is terminated by the Company other than for Cause or the terms and conditions of a participant’s employment are adversely changed in a manner which would constitute grounds for a termination for Good Reason and it is reasonably demonstrated that the termination or adverse change was at the request of a third-party who has taken steps reasonably calculated to effect the Change in Control or arose within six (6) months prior to the Change in Control (or, if later, the date of the participant’s participation in the Plan) and in connection with or in anticipation of the Change in Control, then the Protected Period shall begin on the date immediately prior to the date of such termination or adverse change.

In the event of a Qualifying Termination, subject to the terms of the Plan, a participant shall receive: (i) a cash payment equal to the sum of the participant’s earned but unpaid base salary and accrued vacation (the “Accrued Obligations”); (ii) any deferred compensation amounts; (iii) any annual bonus awards earned by the participant but not yet paid as of the participant’s Termination Date (as defined in the Plan); (iv) (1) if a Change in Control occurs on or prior to the scheduled payment date for the annual bonus awards payable in respect of the year in which the Termination Date occurs, a pro-rata cash bonus payment for such year calculated using the participant’s Average Annual Bonus (as defined in the Plan) and (2) if a Change in Control has not occurred on or prior to the scheduled payment date for the annual bonus awards payable in respect of the year in which the Termination Date occurs, a pro-rata cash bonus payment for such year based on the participant’s actual performance for such year measured against the applicable performance criteria for such year; and (v) a cash payment equal to the product of (i) the participant’s Severance Factor (as defined in the Plan and as set forth in the participant’s Participation Schedule) and (ii) the sum of the participant’s base salary and Average Annual Bonus.

In addition, subject to the terms of the Plan, in the event of a Qualifying Termination a participant will be entitled to: (i) full vesting of all outstanding equity awards; (ii) continued participation in life insurance plans, programs, or arrangements offered by the Company in which the participant was participating (or substantially similar benefits if such participation is not permitted under the terms of the relevant plans), until the earlier of the date that substantially similar benefits are made available to the participant by a subsequent employer or the expiration of the benefit continuation period specified in the participant’s Participation Schedule (the “Benefit Continuation Period”); and (iii) a monthly cash payment equal to the participant’s monthly COBRA premiums to continue medical coverage under the Company’s medical plans under which the participant was covered until the earlier of (1) the date that the participant ceases to be eligible for COBRA or (2) the expiration of the Benefit Continuation Period. Payments described in this paragraph and in section (v) of the preceding paragraph will not be made under the Plan until the effectiveness of a release for the benefit of the Company is executed by the participant and delivered to NFP.

The Plan also provides for payments and other benefits to be paid to a participant in the event the participant’s employment is terminated during the Protected Period (1) by the Company for Cause (as defined in the Plan), (2) by the participant for any reason other than Good Reason, or (3) as a result of the participant’s death or Disability (as defined in the Plan) (a “Non-Qualifying Termination”). In the event of a Non-Qualifying Termination during the Protected Period, subject to the terms of the Plan, a participant shall receive: (i) a cash payment equal to the Accrued Obligations; (ii) any deferred compensation amounts; and (iii) any annual bonus awards earned by the participant but not yet paid as of the Termination Date.

In the event it shall be determined that any payment or distribution to or for the benefit of a participant under the Plan (a “Payment”), would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code of 1986, as amended (the “Code”), or any interest or penalties are incurred by the participant with respect to such excise tax, then in accordance with the Plan the amount of Payments payable to such participant shall be reduced if the amount of such Payments as reduced, net of taxes, is greater than the amount of such Payments without reduction, net of taxes. Each participant shall be responsible for all taxes imposed on the participant on account of payments and benefits under the Plan, including, without limitation, any excise taxes imposed under Section 4999 of the Code.

As a condition to participation in the Plan, a participant must agree to be bound by certain confidentiality, non-disparagement, non-competition and non-solicitation covenants.

The foregoing description of the Plan is not complete and is qualified in its entirety by reference to the full text of the Plan, which is filed as Exhibit 10.28 hereto and incorporated herein by reference.

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

Information regarding NFP’s Audit Committee and the procedures by which stockholders may recommend nominees to NFP’s Board is incorporated herein by reference from the section captioned “Corporate Governance” in the Proxy Statement.

NFP has adopted a Code of Ethics for the Company’s CEO and senior financial officers (the “Code of Ethics for CEO and Senior Financial Officers”). In addition, the Company has adopted a Code of Business Conduct and Ethics (the “Code of Business Conduct and Ethics”) that applies to all directors and employees of the Company, including NFP’s CEO and CFO. Copies of the Company’s Code of Business Conduct and Ethics and Code of Ethics for CEO and Senior Financial Officers are available on the Company’s Web site at http: //www.nfp.com and may also be obtained upon request without charge by writing to the Corporate Secretary, National Financial Partners Corp., 340 Madison Avenue, New York, New York 10173. The Company will post to its Web site any amendments to the Code of Ethics for CEO and Senior Financial Officers or the Code of Business Conduct and Ethics, and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE.

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

Item 11. Executive Compensation

For purposes of Item 402 of Regulation S-K, the “named executive officers” of NFP for the fiscal year ended December 31, 2011 are Jessica M. Bibliowicz, Chairman, President and Chief Executive Officer; Donna J. Blank, Executive Vice President and Chief Financial Officer; Douglas W. Hammond, Executive Vice President and Chief Operating Officer; Michael N. Goldman, Executive Vice President, Mergers and Acquisitions and Stancil E. Barton, Executive Vice President and General Counsel.

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

(3) List of Exhibits:

Exhibit No.	Description
3.1a	Amended and Restated Certificate of Incorporation of National Financial Partners Corp. (incorporated by reference to Exhibit 3.1 to NFP’s Registration Statement on Form S-1 (Amendment No. 4) filed on September 15, 2003)

3.1b	Certificate of Amendment of Amended and Restated Certificate of Incorporation of National Financial Partners Corp. (incorporated by reference to Exhibit 3.2 to NFP’s Registration Statement on Form S-1 (Amendment No. 4) filed on September 15, 2003)

3.1c	Certificate of Amendment of Certificate of Incorporation of National Financial Partners Corp. (incorporated by reference to Exhibit 3.2a to NFP’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 filed on August 5, 2009)

3.2	National Financial Partners Corp. Amended and Restated By-Laws (incorporated by reference to Exhibit 3.3 to NFP’s Quarterly Report on Form 10-Q for the period ended September 30, 2009 filed on November 4, 2009)

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 of NFP’s Registration Statement on Form S-1 (Amendment No. 4) filed on September 15, 2003)

4.2	Form of Second Amended and Restated Stockholders Agreement, dated as of February 13, 2004, among National Financial Partners Corp., Apollo Investment Fund IV, LP and each of the stockholders party thereto (incorporated by reference to Exhibit 4.2 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 12, 2004)

4.3	Form of Lock-up Agreement (incorporated by reference to Exhibit 4.3 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 12, 2004)

4.4	Indenture, dated as of June 15, 2010, between National Financial Partners Corp. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to NFP’s Current Report on Form 8-K filed on June 16, 2010)

4.5	Confirmation regarding convertible bond hedge transaction, dated June 9, 2010, between National Financial Partners Corp. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.2 to NFP’s Current Report on Form 8-K filed on June 14, 2010)

4.6	Confirmation regarding issuer warrant transaction, dated June 9, 2010, between National Financial Partners Corp. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.3 to NFP’s Current Report on Form 8-K filed on June 14, 2010)

4.7	Confirmation regarding convertible bond hedge transaction, dated June 9, 2010, between National Financial Partners Corp. and Bank of America, N.A. (incorporated by reference to Exhibit 10.4 to NFP’s Current Report on Form 8-K filed on June 14, 2010)

Exhibit No.	Description
4.8	Confirmation regarding issuer warrant transaction, dated June 9, 2010, between National Financial Partners Corp. and Bank of America, N.A. (incorporated by reference to Exhibit 10.5 to NFP’s Current Report on Form 8-K filed on June 14, 2010)

4.9	Confirmation regarding convertible bond hedge transaction, dated June 9, 2010, between National Financial Partners Corp. and Wells Fargo Securities, LLC, solely as agent of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.6 to NFP’s Current Report on Form 8-K filed on June 14, 2010)

4.10	Confirmation regarding issuer warrant transaction, dated June 9, 2010, between National Financial Partners Corp. and Wells Fargo Securities, LLC, solely as agent of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.7 to NFP’s Current Report on Form 8-K filed on June 14, 2010)

10.1a	Credit Agreement, dated as of August 22, 2006, among National Financial Partners Corp., the financial institutions party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on August 22, 2006)

10.1b	Amendment to Credit Agreement, dated as of January 16, 2007, among National Financial Partners Corp., the financial institutions party thereto and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 10.2 to NFP’s Current Report on Form 8-K filed on January 19, 2007)

10.1c	Second Amendment to Credit Agreement, dated as of December 9, 2008, among National Financial Partners Corp., the financial institutions party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on December 10, 2008)

10.1d	Third Amendment to Credit Agreement, dated as of May 6, 2009, among National Financial Partners Corp., the financial institutions party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on May 11, 2009)

10.1e	Fourth Amendment to Credit Agreement, dated as of June 9, 2010, among National Financial Partners Corp., the financial institutions party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on June 9, 2010)

10.2a	Credit Agreement, dated as of July 8, 2010, among National Financial Partners Corp., the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K/A filed on July 15, 2010)

10.2b	First Amendment to Credit Agreement, dated as of April 28, 2011, among National Financial Partners Corp., the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on May 2, 2011)

10.3	Lease, dated August 19, 1993, between Prentiss Properties Acquisition Partners, L.P. and NFP Insurance Services, Inc., as amended through January 1, 2002 (incorporated by reference to Exhibit 10.7 to NFP’s Registration Statement on Form S-1 (Amendment No. 4) filed on September 15, 2003)

Exhibit No.	Description
10.4	Agreement of Lease, dated as of September 9, 2004, and letter agreement thereto, dated as of September 28, 2004, by and among The Equitable Life Assurance Society of the United States and Elas Securities Acquisition Corp. and National Financial Partners Corp. (incorporated by reference to Exhibit 10.9 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.5a	Lease, dated as of September 4, 2007, between Broadway # 340 Madison Operator LLC and National Financial Partners Corp. (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on September 5, 2007)

10.5b	First Amendment of Lease, dated as of December 11, 2007, between Broadway 340 Madison Operator LLC and National Financial Partners Corp. (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on December 13, 2007)

10.6	Sublease, dated August 31, 2007, between National Financial Partners Corp. and Keefe, Bruyette & Woods, Inc. (incorporated by reference to Exhibit 10.2 to NFP’s Current Report on Form 8-K filed on September 5, 2007)

10.7	Sublease, dated as of November 20, 2009, by and between National Financial Partners Corp. and RBC Madison Avenue LLC (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on November 30, 2009)

10.8	National Financial Partners Corp. Amended and Restated 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.9	National Financial Partners Corp. Amended and Restated 2002 Stock Incentive Plan for Principals and Managers (incorporated by reference to Exhibit 10.6 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.10	National Financial Partners Corp. Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.11	National Financial Partners Corp. Amended and Restated 2000 Stock Incentive Plan for Principals and Managers (incorporated by reference to Exhibit 10.14 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.12	National Financial Partners Corp. Amended and Restated 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.13	Form of Notice of Grant of Restricted Stock Units under 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.16a to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.14	Form of Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.16b to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.15	National Financial Partners Corp. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to NFP’s Registration Statement on Form S-8 filed on December 13, 2006)

10.16	Amended and Restated National Financial Partners Corp. Deferred Compensation Plan for Employees of National Financial Partners, NFP Securities, Inc. and NFP Insurance Services, Inc. (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on March 27, 2009)

Exhibit No.	Description
10.17	National Financial Partners Corp. 2009 Stock Incentive Plan (incorporated by reference to Appendix B to NFP’s Definitive Proxy Statement on Schedule 14A, filed on April 21, 2009)

10.18	National Financial Partners Corp. 2009 Management Incentive Plan (incorporated by reference to Appendix C to NFP’s Proxy Statement on Schedule 14A, filed on April 21, 2009)

10.19	Form of Notice of Grant of Restricted Stock Units under 2009 Stock Incentive Plan and Additional Terms and Conditions of Restricted Stock Unit Grant for Employees of National Financial Partners Corp. (incorporated by reference to Exhibit 10.19 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 10, 2011)

10.20	Form of Notice of Grant of Restricted Stock Units under 2009 Stock Incentive Plan and Additional Terms and Conditions of Restricted Stock Unit Grant for Non-Management Directors of National Financial Partners Corp. (incorporated by reference to Exhibit 10.20 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 10, 2011)

10.21	National Financial Partners Corp. Severance Policy (incorporated by reference to Exhibit 10.20 to NFP’s Annual Report on Form 10-K for the period ended December 31, 2008 filed on February 13, 2009)

10.22a	Employment Agreement, amended and restated as of February 15, 2005, between National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on February 18, 2005)

10.22b	Amendment and Waiver, dated as of November 16, 2006, by National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on November 20, 2006)

10.22c	Letter Agreement, dated December 10, 2009, between National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.21c to NFP’s Annual Report on Form 10-K for the period ended December 31, 2009 filed on February 12, 2010)

10.22d	Notice of Grant of Restricted Stock Units to Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.2 to NFP’s Current Report on Form 8-K filed on February 18, 2005)

10.22e	Restricted Stock Unit Agreement, dated as of February 16, 2005, between National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.3 to NFP’s Current Report on Form 8-K filed on February 18, 2005)

10.23a	Letter Agreement, dated August 4, 2008, between National Financial Partners Corp. and Donna J. Blank (incorporated by reference to Exhibit 10.1 to NFP’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 filed on August 7, 2008)

10.23b	Employment Inducement Restricted Stock Unit Agreement, dated April 17, 2009, between National Financial Partners Corp. and Donna J. Blank (incorporated by reference to Exhibit 10.1 to NFP’s Quarterly Report on Form 10-Q for the period ended March 31, 2009 filed on May 11, 2009)

10.24	National Financial Partners Corp. Change In Control Severance Plan, dated May 4, 2007 (incorporated by reference to Exhibit 10.4 to NFP’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed on May 4, 2007)

10.25	National Financial Partners Corp. Change In Control Severance Plan Participation Schedule of Douglas W. Hammond, dated May 4, 2007 (incorporated by reference to Exhibit 10.5 to NFP’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed on May 4, 2007)

Exhibit No.	Description
10.26	National Financial Partners Corp. Change in Control Severance Plan Participation Schedule of Michael N. Goldman, dated June 26, 2007 (incorporated by reference to Exhibit 10.18 to NFP’s Annual Report on Form 10-K for the period ended December 31, 2008 filed on February 13, 2009)

10.27*	National Financial Partners Corp. Change in Control Severance Plan Participation Schedule of Stancil E. Barton dated September 15, 2008

10.28*	National Financial Partners Corp. 2012 Change In Control Severance Plan, dated February 8, 2012

10.29	National Financial Partners Corp. Compensation Recoupment Policy (incorporated by reference to Exhibit 10.1 to NFP’s Quarterly Report on Form 10-Q for the period ended September 30 2011, filed on November 1, 2011)

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

21.1*	Subsidiaries of NFP

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL FINANCIAL PARTNERS CORP.

Date: February 13, 2012	By:	/s/ JESSICA M. BIBLIOWICZ
	Name:	Jessica M. Bibliowicz
	Title:	Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JESSICA M. BIBLIOWICZ Jessica M. Bibliowicz	Chairman, President and Chief Executive Officer (Principal executive officer)	February 13, 2012

/S/ DONNA J. BLANK Donna J. Blank	Executive Vice President and Chief Financial Officer (Principal financial officer)	February 13, 2012

/S/ BRETT R. SCHNEIDER Brett R. Schneider	Senior Vice President and Controller (Principal accounting officer)	February 13, 2012

/S/ STEPHANIE W. ABRAMSON Stephanie W. Abramson	Director	February 13, 2012

/S/ ARTHUR S. AINSBERG Arthur S. Ainsberg	Director	February 13, 2012

/S/ PATRICK S. BAIRD Patrick S. Baird	Director	February 13, 2012

/S/ R. BRUCE CALLAHAN R. Bruce Callahan	Director	February 13, 2012

/S/ JOHN A. ELLIOTT John A. Elliott	Director	February 13, 2012

/S/ J. BARRY GRISWELL J. Barry Griswell	Director	February 13, 2012

/S/ KENNETH C. MLEKUSH Kenneth C. Mlekush	Director	February 13, 2012

EXHIBIT INDEX

Exhibit No.	Description
3.1a	Amended and Restated Certificate of Incorporation of National Financial Partners Corp. (incorporated by reference to Exhibit 3.1 to NFP’s Registration Statement on Form S-1 (Amendment No. 4) filed on September 15, 2003)

3.1b	Certificate of Amendment of Amended and Restated Certificate of Incorporation of National Financial Partners Corp. (incorporated by reference to Exhibit 3.2 to NFP’s Registration Statement on Form S-1 (Amendment No. 4) filed on September 15, 2003)

3.1c	Certificate of Amendment of Certificate of Incorporation of National Financial Partners Corp. (incorporated by reference to Exhibit 3.2a to NFP’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 filed on August 5, 2009)

3.2	National Financial Partners Corp. Amended and Restated By-Laws (incorporated by reference to Exhibit 3.3 to NFP’s Quarterly Report on Form 10-Q for the period ended September 30, 2009 filed on November 4, 2009)

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 of NFP’s Registration Statement on Form S-1 (Amendment No. 4) filed on September 15, 2003)

4.2	Form of Second Amended and Restated Stockholders Agreement, dated as of February 13, 2004, among National Financial Partners Corp., Apollo Investment Fund IV, LP and each of the stockholders party thereto (incorporated by reference to Exhibit 4.2 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 12, 2004)

4.3	Form of Lock-up Agreement (incorporated by reference to Exhibit 4.3 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 12, 2004)

4.4	Indenture, dated as of June 15, 2010, between National Financial Partners Corp. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to NFP’s Current Report on Form 8-K filed on June 16, 2010)

4.5	Confirmation regarding convertible bond hedge transaction, dated June 9, 2010, between National Financial Partners Corp. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.2 to NFP’s Current Report on Form 8-K filed on June 14, 2010)

4.6	Confirmation regarding issuer warrant transaction, dated June 9, 2010, between National Financial Partners Corp. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.3 to NFP’s Current Report on Form 8-K filed on June 14, 2010)

4.7	Confirmation regarding convertible bond hedge transaction, dated June 9, 2010, between National Financial Partners Corp. and Bank of America, N.A. (incorporated by reference to Exhibit 10.4 to NFP’s Current Report on Form 8-K filed on June 14, 2010)

4.8	Confirmation regarding issuer warrant transaction, dated June 9, 2010, between National Financial Partners Corp. and Bank of America, N.A. (incorporated by reference to Exhibit 10.5 to NFP’s Current Report on Form 8-K filed on June 14, 2010)

4.9	Confirmation regarding convertible bond hedge transaction, dated June 9, 2010, between National Financial Partners Corp. and Wells Fargo Securities, LLC, solely as agent of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.6 to NFP’s Current Report on Form 8-K filed on June 14, 2010)

4.10	Confirmation regarding issuer warrant transaction, dated June 9, 2010, between National Financial Partners Corp. and Wells Fargo Securities, LLC, solely as agent of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.7 to NFP’s Current Report on Form 8-K filed on June 14, 2010)

Exhibit No.	Description
10.1a	Credit Agreement, dated as of August 22, 2006, among National Financial Partners Corp., the financial institutions party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on August 22, 2006)

10.1b	Amendment to Credit Agreement, dated as of January 16, 2007, among National Financial Partners Corp., the financial institutions party thereto and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 10.2 to NFP’s Current Report on Form 8-K filed on January 19, 2007)

10.1c	Second Amendment to Credit Agreement, dated as of December 9, 2008, among National Financial Partners Corp., the financial institutions party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on December 10, 2008)

10.1d	Third Amendment to Credit Agreement, dated as of May 6, 2009, among National Financial Partners Corp., the financial institutions party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on May 11, 2009)

10.1e	Fourth Amendment to Credit Agreement, dated as of June 9, 2010, among National Financial Partners Corp., the financial institutions party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on June 9, 2010)

10.2a	Credit Agreement, dated as of July 8, 2010, among National Financial Partners Corp., the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K/A filed on July 15, 2010)

10.2b	First Amendment to Credit Agreement, dated as of April 28, 2011, among National Financial Partners Corp., the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on May 2, 2011)

10.3	Lease, dated August 19, 1993, between Prentiss Properties Acquisition Partners, L.P. and NFP Insurance Services, Inc., as amended through January 1, 2002 (incorporated by reference to Exhibit 10.7 to NFP’s Registration Statement on Form S-1 (Amendment No. 4) filed on September 15, 2003)

10.4	Agreement of Lease, dated as of September 9, 2004, and letter agreement thereto, dated as of September 28, 2004, by and among The Equitable Life Assurance Society of the United States and Elas Securities Acquisition Corp. and National Financial Partners Corp. (incorporated by reference to Exhibit 10.9 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.5a	Lease, dated as of September 4, 2007, between Broadway # 340 Madison Operator LLC and National Financial Partners Corp. (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on September 5, 2007)

10.5b	First Amendment of Lease, dated as of December 11, 2007, between Broadway 340 Madison Operator LLC and National Financial Partners Corp. (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on December 13, 2007)

10.6	Sublease, dated August 31, 2007, between National Financial Partners Corp. and Keefe, Bruyette & Woods, Inc. (incorporated by reference to Exhibit 10.2 to NFP’s Current Report on Form 8-K filed on September 5, 2007)

Exhibit No.	Description
10.7	Sublease, dated as of November 20, 2009, by and between National Financial Partners Corp. and RBC Madison Avenue LLC (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on November 30, 2009)

10.8	National Financial Partners Corp. Amended and Restated 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.9	National Financial Partners Corp. Amended and Restated 2002 Stock Incentive Plan for Principals and Managers (incorporated by reference to Exhibit 10.6 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.10	National Financial Partners Corp. Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.11	National Financial Partners Corp. Amended and Restated 2000 Stock Incentive Plan for Principals and Managers (incorporated by reference to Exhibit 10.14 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.12	National Financial Partners Corp. Amended and Restated 1998 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.13	Form of Notice of Grant of Restricted Stock Units under 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.16a to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.14	Form of Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.16b to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.15	National Financial Partners Corp. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to NFP’s Registration Statement on Form S-8 filed on December 13, 2006)

10.16	Amended and Restated National Financial Partners Corp. Deferred Compensation Plan for Employees of National Financial Partners, NFP Securities, Inc. and NFP Insurance Services, Inc. (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on March 27, 2009)

10.17	National Financial Partners Corp. 2009 Stock Incentive Plan (incorporated by reference to Appendix B to NFP’s Definitive Proxy Statement on Schedule 14A, filed on April 21, 2009)

10.18	National Financial Partners Corp. 2009 Management Incentive Plan (incorporated by reference to Appendix C to NFP’s Proxy Statement on Schedule 14A, filed on April 21, 2009)

10.19	Form of Notice of Grant of Restricted Stock Units under 2009 Stock Incentive Plan and Additional Terms and Conditions of Restricted Stock Unit Grant for Employees of National Financial Partners Corp. (incorporated by reference to Exhibit 10.19 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 10, 2011)

10.20	Form of Notice of Grant of Restricted Stock Units under 2009 Stock Incentive Plan and Additional Terms and Conditions of Restricted Stock Unit Grant for Non-Management Directors of National Financial Partners Corp. (incorporated by reference to Exhibit 10.20 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2010 filed on February 10, 2011)

Exhibit No.	Description
10.21	National Financial Partners Corp. Severance Policy (incorporated by reference to Exhibit 10.20 to NFP’s Annual Report on Form 10-K for the period ended December 31, 2008 filed on February 13, 2009)

10.22a	Employment Agreement, amended and restated as of February 15, 2005, between National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on February 18, 2005)

10.22b	Amendment and Waiver, dated as of November 16, 2006, by National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on November 20, 2006)

10.22c	Letter Agreement, dated December 10, 2009, between National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.21c to NFP’s Annual Report on Form 10-K for the period ended December 31, 2009 filed on February 12, 2010)

10.22d	Notice of Grant of Restricted Stock Units to Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.2 to NFP’s Current Report on Form 8-K filed on February 18, 2005)

10.22e	Restricted Stock Unit Agreement, dated as of February 16, 2005, between National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.3 to NFP’s Current Report on Form 8-K filed on February 18, 2005)

10.23a	Letter Agreement, dated August 4, 2008, between National Financial Partners Corp. and Donna J. Blank (incorporated by reference to Exhibit 10.1 to NFP’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 filed on August 7, 2008)

10.23b	Employment Inducement Restricted Stock Unit Agreement, dated April 17, 2009, between National Financial Partners Corp. and Donna J. Blank (incorporated by reference to Exhibit 10.1 to NFP’s Quarterly Report on Form 10-Q for the period ended March 31, 2009 filed on May 11, 2009)

10.24	National Financial Partners Corp. Change In Control Severance Plan, dated May 4, 2007 (incorporated by reference to Exhibit 10.4 to NFP’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed on May 4, 2007)

10.25	National Financial Partners Corp. Change In Control Severance Plan Participation Schedule of Douglas W. Hammond, dated May 4, 2007 (incorporated by reference to Exhibit 10.5 to NFP’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed on May 4, 2007)

10.26	National Financial Partners Corp. Change in Control Severance Plan Participation Schedule of Michael N. Goldman, dated June 26, 2007 (incorporated by reference to Exhibit 10.18 to NFP’s Annual Report on Form 10-K for the period ended December 31, 2008 filed on February 13, 2009)

10.27*	National Financial Partners Corp. Change in Control Severance Plan Participation Schedule of Stancil E. Barton dated September 15, 2008

10.28*	National Financial Partners Corp. 2012 Change In Control Severance Plan, dated February 8, 2012

10.29	National Financial Partners Corp. Compensation Recoupment Policy (incorporated by reference to Exhibit 10.1 to NFP’s Quarterly Report on Form 10-Q for the period ended September 30 2011, filed on November 1, 2011)

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

21.1*	Subsidiaries of NFP

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

INDEX TO FINANCIAL STATEMENTS

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of National Financial Partners Corp.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of National Financial Partners Corp. and its subsidiaries (the “Company”) at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded the following financial services firms, Lapre Scali & Company Insurance Services, LLC and DA Financial Group, (the “firms”) from its assessment of internal control over financial reporting as of December 31, 2011 because the firms were acquired by the Company in purchase business combinations during 2011. We have also excluded the two firms from our audit of internal control over financial reporting. The firms are wholly-owned subsidiaries whose total assets and revenues represent less than 1% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2011.

/s/    PricewaterhouseCoopers LLP

New York, New York

February 13, 2012

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share amounts)

	December 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash & cash equivalents	$135,239	$128,830
Fiduciary funds—restricted related to premium trust accounts	75,503	82,647
Commissions, fees, and premiums receivable, net	119,945	120,572
Due from principals and/or certain entities they own	4,308	7,981
Notes receivables, net	4,224	6,128
Deferred tax assets	10,209	13,865
Other current assets	18,706	17,442

Total current assets	368,134	377,465
Property and equipment, net	33,937	37,359
Deferred tax assets	5,023	5,836
Intangibles, net	320,066	337,833
Goodwill, net	102,039	60,894
Notes receivable, net	23,661	30,724
Other non-current assets	41,307	42,952

Total assets	$894,167	$893,063

LIABILITIES
Current Liabilities:
Premiums payable to insurance carriers	$74,145	$83,091
Current portion of long term debt	12,500	12,500
Income taxes payable	3,045	—
Due to principals and/or certain entities they own	37,886	37,406
Accounts payable	30,584	36,213
Accrued liabilities	70,855	55,673

Total current liabilities	229,015	224,883

Long term debt	93,750	106,250
Deferred tax liabilities	1,605	1,552
Convertible senior notes	91,887	87,581
Other non-current liabilities	71,960	64,585

Total liabilities	$488,217	$484,851

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value: Authorized 200,000 shares; none issued	—	—
Common stock, $0.10 par value: Authorized 180,000 shares; 46,656 and 45,963 issued and 40,749 and 43,502 outstanding, respectively	4,665	4,596
Additional paid-in capital	905,774	902,153
Accumulated deficit	(391,202)	(425,063)
Treasury stock, 5,907 and 2,461 shares, respectively, at cost	(112,278)	(73,458)
Accumulated other comprehensive loss	(1,009)	(16)

Total stockholders’ equity	405,950	408,212

Total liabilities and stockholders’ equity	$894,167	$893,063

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year Ended December 31,
	2011	2010	2009
Revenue:
Commissions and fees	$1,013,392	$981,917	$948,285
Operating expenses:
Commissions and fees	330,179	303,794	263,947
Compensation expense—employees	267,528	256,181	268,335
Fees to principals	135,911	161,958	146,181
Non-compensation expense	153,357	156,538	159,523
Amortization of intangibles	32,478	33,013	36,551
Depreciation	12,553	12,123	19,242
Impairment of goodwill and intangible assets	11,705	2,901	618,465
Gain on sale of businesses, net	(1,238)	(10,295)	(2,096)
Change in estimated acquisition earn-out payables	(414)	—	—

Total operating expenses	942,059	916,213	1,510,148
Income (loss) from operations	71,333	65,704	(561,863)
Non-operating income and expenses
Interest income	3,333	3,854	3,077
Interest expense	(15,733)	(18,533)	(20,567)
Gain on early extinguishment of debt	—	9,711	—
Other, net	6,386	8,303	11,583

Non-operating income and expenses, net	(6,014)	3,335	(5,907)
Income (loss) before income taxes	65,319	69,039	(567,770)
Income tax expense (benefit)	28,387	26,481	(74,384)

Net income (loss)	$36,932	$42,558	$(493,386)

Earnings (loss) per share:
Basic	$0.86	$1.00	$(12.02)

Diluted	$0.84	$0.96	$(12.02)

Weighted average shares outstanding
Basic	42,867	42,638	41,054

Diluted	43,863	44,136	41,054

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Common shares outstanding	Par value	Additional paid-in capital	Retained (deficit) earnings	Treasury stock	Accumulated other comprehensive (loss) income	Total
Balance at December 31, 2008	39,753	$4,388	$881,458	$97,178	$(159,456)	$(50)	$823,518
Net (Loss)	—	—	—	(493,386)	—	—	(493,386)
Translation adjustments, net of tax effect of $0	—	—	—	—	—	149	149
Comprehensive (Loss)	—	—	—	—	—	—	(493,237)
Common stock repurchased	(92)	—	—	—	(947)	—	(947)
Common stock issued for contingent consideration	1,084	—	(6,801)	(35,689)	45,887	—	3,397
Stock issued through Employee Stock Purchase Plan	351	—	(4,370)	(6,133)	11,586	—	1,083
Stock-based awards exercised/lapsed, including tax benefit	267	26	(3,981)	—	—	—	(3,955)
Shares cancelled to pay withholding taxes	—	—	(374)	—	—	—	(374)
Amortization of unearned stock-based compensation, net of cancellations	—	—	10,556	(79)	—	—	10,477
Tax benefit from equity component of issuance costs	—	—	75	—	—	—	75

Balance at December 31, 2009	41,363	$4,414	$876,563	$(438,109)	$(102,930)	$99	$340,037

Net Income	—	—	—	42,558	—	—	42,558
Translation adjustments, net of tax effect of $0	—	—	—	—	—	111	111
Unrealized (loss) on derivative transactions, net of tax effect of $199	—	—	—	—	—	(226)	(226)

Comprehensive Income	—	—	—	—	—	—	42,443
Common stock repurchased	(444)	—	—	—	(5,853)	—	(5,853)
Common stock issued for contingent consideration	648	—	—	(25,033)	30,053	—	5,020
Stock issued through Employee Stock Purchase Plan	114	—	(1)	(4,408)	5,272	—	863
Stock-based awards exercised/lapsed, including tax benefit	1,821	182	13,344	—	—	—	13,526
Shares cancelled to pay withholding taxes	—	—	(2,107)	—	—	—	(2,107)
Amortization of unearned stock-based compensation, net of cancellations	—	—	9,202	(3)	—	—	9,199
Dividend equivalents of stock-based awards	—	—	—	(68)	—	—	(68)
Other	—	—	(3,157)	—	—	—	(3,157)
Purchase call of options	—	—	(33,913)	—	—	—	(33,913)
Tax benefit from purchase call of options	—	—	11,614	—	—	—	11,614
Sale of warrants	—	—	21,025	—	—	—	21,025
Equity component of convertible senior notes, net of deferred tax liability	—	—	23,407	—	—	—	23,407
Equity component of issuance costs	—	—	(1,166)	—	—	—	(1,166)
Extinguishment of 2007 convertible senior notes equity component	—	—	(12,658)	—	—	—	(12,658)

Balance at December 31, 2010	43,502	$4,596	$902,153	$(425,063)	$(73,458)	$(16)	$408,212

Net Income	—	—	—	36,932	—	—	36,932
Translation adjustments, net of tax effect of $(41)	—	—	—	—	—	(183)	(183)
Unrealized (loss) on derivative transactions, net of tax effect of $475	—	—	—	—	—	(810)	(810)

Comprehensive Income	—	—	—	—	—	—	35,939
Common stock repurchased	(3,531)	—	—	—	(42,765)	—	(42,765)
Stock issued through Employee Stock Purchase Plan	85	—	—	(3,071)	3,945	—	874
Stock-based awards exercised/lapsed, including tax benefit	693	69	1,377	—	—	—	1,446
Shares cancelled to pay withholding taxes	—	—	(3,033)	—	—	—	(3,033)
Amortization of unearned stock-based compensation, net of cancellations	—	—	5,413	—	—	—	5,413
Other	—	—	(136)	—	—	—	(136)

Balance at December 31, 2011	40,749	$4,665	$905,774	$(391,202)	$(112,278)	$(1,009)	$405,950

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flow from operating activities:
Net income (loss)	$36,932	$42,558	$(493,386)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred taxes	2,201	2,058	(101,514)
Stock-based compensation	5,463	17,336	10,526
Impairment of goodwill and intangible assets	11,705	2,901	618,465
Amortization of intangibles	32,478	33,013	36,551
Depreciation	12,553	12,123	19,242
Accretion of senior convertible notes discount	4,306	8,287	11,073
(Gain) on sale of businesses, net	(1,238)	(10,295)	(2,096)
Change in estimated acquisition earn-out payables	(414)	—	—
Loss on sublease	—	1,766	8,201
Bad debt expense	2,398	5,028	2,622
Gain on early extinguishment of debt	—	(9,711)	—
Other, net	(1,916)	(3,460)	—
(Increase) decrease in operating assets:
Fiduciary funds—restricted related to premium trust accounts	11,736	(6,716)	(822)
Commissions, fees and premiums receivable, net	713	7,032	10,382
Due from principals and/or certain entities they own	3,742	4,567	4,516
Notes receivable, net—current	1,514	3,603	(3,275)
Other current assets	(1,276)	(2,990)	3,441
Notes receivable, net—non-current	4,227	(8,068)	1,011
Other non-current assets	2,960	1,755	(1,353)
Increase (decrease) in operating liabilities:
Premiums payable to insurance carriers	(13,025)	5,150	4,782
Income taxes payable	2,879	2,351	6,314
Due to principals and/or certain entities they own	218	1,142	(11,943)
Accounts payable	(5,725)	14,099	(4,006)
Accrued liabilities	5,448	(3,551)	11,197
Other non-current liabilities	(1,702)	(546)	(6,108)

Total adjustments	79,245	76,874	617,206

Net cash provided by operating activities	116,177	119,432	123,820

Cash flow from investing activities:
Proceeds from disposal of businesses	3,702	5,670	16,106
Purchases of property and equipment, net	(8,859)	(12,376)	(7,120)
Payments for acquired firms, net of cash	(48,685)	305	1,233
Payments for contingent consideration	(80)	(13,302)	(4,287)
Change in restricted cash	—	10,000	(10,000)

Net cash used in investing activities	(53,922)	(9,703)	(4,068)

Cash flow from financing activities:
Repayments of short term debt	—	(40,000)	(108,000)
Proceeds from long term debt	—	125,000	—
Repayment of long term debt	(12,500)	(6,250)	—
Long term debt costs	—	(4,017)	—
Proceeds from issuance of senior convertible notes	—	125,000	—
Senior convertible notes issuance costs	—	(4,123)	—
Repayment of senior convertible notes	—	(219,650)	—
Senior convertible notes tender offer costs	—	(800)	—
Purchase of call options	—	(33,913)	—
Sale of warrants	—	21,025	—
Proceeds from stock-based awards, including tax benefit	1,446	3,010	(3,955)
Shares cancelled to pay withholding taxes	(3,033)	(2,107)	(374)
Repurchase of common stock	(41,757)	—	—
Dividends paid	(2)	(68)	(50)

Net cash used in financing activities	(55,846)	(36,893)	(112,379)

Net increase in cash and cash equivalents	6,409	72,836	7,373
Cash and cash equivalents, beginning of the year	128,830	55,994	48,621

Cash and cash equivalents, end of the year	$135,239	$128,830	$55,994

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$24,686	$27,203	$23,729

Cash paid for interest	$8,764	$6,784	$6,625

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

Prior to this Annual Report on Form 10-K, NFP referred to “compensation expense—employees” as “compensation expense” and referred to “fees to principals” as “management fees.”

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

Recently adopted accounting guidance

In April 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance for disclosures relating to troubled debt restructurings. This update also provides clarifying guidance on a creditor’s evaluation of the following: (1) how a restructuring constitutes a concession; and (2) if the debtor is experiencing financial difficulties. The amendments in this update were effective beginning the quarter ended June 30, 2011, and were applied retrospectively to January 1, 2011, the beginning of the annual period of adoption. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued new guidance to achieve common fair value measurement and disclosure requirements between U.S. GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this new guidance in the first quarter of 2012 is not expected to have a significant impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued authoritative guidance which allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This authoritative guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholder’s equity. This authoritative guidance is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Except for presentation requirements, the Company does not expect the adoption of this guidance to have a material effect on its consolidated financial statements.

In September 2011, the FASB issued authoritative guidance which simplifies goodwill impairment testing by allowing an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying value. An entity is no longer required to determine the fair value of a reporting unit unless it is more likely than not that the fair value is less than carrying value. The guidance is effective for interim and annual periods beginning after December 15, 2011. Early adoption is permitted. As of December 31, 2011, the Company has not elected to adopt the new guidance early, and when adopted, this guidance is not expected to have a significant impact on the Company’s consolidated financial statements.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, cash equivalents consist of highly liquid investments purchased with a remaining maturity of three months or less. The carrying amounts reported on the statement of financial condition approximate their fair value.

Fiduciary funds—restricted related to premium trust accounts

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

Net capital

Certain subsidiaries of NFP are subject to the Securities and Exchange Commission (“SEC”) Net Capital Requirements for Brokers or Dealers (Rule 15c3-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which requires the maintenance of minimum net capital. As of December 31, 2011, these subsidiaries had aggregate net capital of $17.1 million, which was $12.6 million in excess of aggregate minimum net capital requirements of $4.5 million. These subsidiaries do not carry customer accounts and are not subject to the reserve requirements stated in Exchange Act Rule 15c3-3.

Business Segments

NFP has three reportable segments: the Corporate Client Group (the “CCG”), the Individual Client Group (the “ICG”) and the Advisor Services Group (the “ASG”). The CCG is one of the leading corporate benefits advisors in the middle market, offering independent solutions for health and welfare, retirement planning, executive benefits, and property and casualty insurance. The ICG is a leader in the delivery of independent life insurance, annuities, long-term care and wealth transfer solutions for high net worth individuals, and includes wholesale life brokerage, retail life and wealth management services. The ASG, including NFP Securities, Inc. (“NFPSI”), a leading independent broker-dealer and corporate registered investment advisor, serves independent financial advisors whose clients are high net worth individuals and companies by offering broker-dealer and asset management products and services. See “Note 18—Segment Information” for further detail.

Fair Value Measurements

The Company performs fair value measurements of certain assets and liabilities. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The three-level fair value hierarchy that prioritizes the source of inputs used in measuring fair value is as follows:

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

Business Combinations and Purchase Price Allocations

The Company has acquired significant intangible assets through business acquisitions. These assets consist of book of business, management contracts, institutional customer relationships, non-compete agreements, trade name, and the excess of purchase price over the fair value of identifiable net assets acquired (goodwill). The determination of estimated useful lives and the allocation of the purchase price to the intangible assets requires significant judgment and affects the amount of future amortization and possible impairment charges.

All of the Company’s transactions have been accounted for using the purchase method, and their related net assets and results of operations were included in the Company’s consolidated financial statements commencing on their respective acquisition dates. Certain of the acquisitions have provisions for additional contingent consideration based upon the financial results achieved over a multi-year period. In connection with these acquisitions, the Company records the estimated value of the net tangible assets purchased and the value of the identifiable intangible assets purchased, which typically consist of book of business, management contracts, and non-compete agreements.

Book of Business: The Company refers to a book of business as the acquired firm’s existing customer relationships that provide a significant source of income through recurring revenue over the course of the economic life of the relationships. NFP assumes the useful life of a book of business to be typically 10 years.

Management Contract: The management contract secures the services of the principal(s) and encourages growth of the business through the terms of the agreement. The compensation terms are generally such that the principals receive 100 percent of the differential between base earnings and target earnings. The management contracts generally include three year non-compete agreements which become effective upon termination of the contract and therefore discourage the possibility of competition against NFP. NFP views the value of the management contract as being based on the future expectation of the principals’ ability to replace the diminishing acquired book of business, such that base earnings is maintained on an ongoing basis. NFP assumes the useful life of a management contract to be 25 years, based on an assumed average service life of the principals.

Non-Compete Agreement: In certain deals where a management contract structure is not in place, the non-compete agreements included in the employment contracts of employees are measured and recorded as an intangible asset separate from goodwill. The useful life of a non-compete agreement is primarily a function of the contractual terms of the agreement. Non-compete agreements are valued based on their duration and any unique features of particular agreements.

Goodwill: Goodwill is the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. In the case of NFP’s businesses, goodwill is expected to represent the value associated with workforce, management expertise, the value of future cash flow generated beyond the useful lives of the existing books of businesses and the management contract. If contingent consideration is recorded, such liability would be an offset to an increase in goodwill.

These intangibles primarily represent the present value of the underlying cash flows expected to be received over their estimated future renewal periods. Consequently, the valuation of book of business, management contracts, non-compete agreements, and goodwill involves significant estimates and assumptions concerning matters such as cancellation frequency, expenses and discount rates and the stock volatility of NFP as well as other market participants in the insurance brokerage market. Any change in these assumptions could affect the carrying value of these intangibles. Intangibles related to book of business, management contracts, institutional customer relationships and non-compete agreements are amortized over a 10-year, 25-year, 18-year, and 6-year period, respectively.

Impairment of goodwill and other intangible assets

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

See “Note 15—Goodwill and other intangible assets—Impairment of goodwill and intangible assets.”

Contingent consideration

Additional contingent consideration may be paid to the former owners of the business upon the satisfaction of certain compounded growth rate thresholds over the three-year period generally following the closing of the acquisition, or over a shorter, negotiated period. NFP has incorporated contingent consideration, or earn-out, provisions into the structure of acquisitions since the beginning of 2001.

For acquisitions effective prior to January 1, 2009, contingent consideration is considered to be additional purchase consideration and is accounted for as part of the purchase price of the Company’s acquired businesses when the outcome of the contingency is determined beyond a reasonable doubt.

For acquisitions completed after January 1, 2009, earn-out payables are recorded at fair value at the acquisition date and are included on that basis in the purchase price consideration at the time of the acquisition, with subsequent changes recorded in the consolidated statements of operations, based on current estimates. The fair value of earn-out payables are based on the present value of the expected future payments to be made to the sellers of the acquired businesses in accordance with the provisions outlined in the respective purchase agreements. The fair value of the earn-out payables are allocated to goodwill. In determining fair value, the acquired business’s future performance is estimated using financial projections developed by management for the acquired business and the volatility of market participant assumptions regarding revenue growth. The expected future contingent consideration payments are estimated on the basis of the earn-out formula and performance targets specified in each purchase agreement compared to the associated financial projections. The fair value of the Company’s earn-out payables were valued using a Monte Carlo simulation, whereby future applicable earnings are simulated using a Geometric Brownian Motion, over the term of the earn-out period. For each simulation path, the earn-out payments are calculated and then discounted to the valuation date. The value of the earn-out is then estimated to be the arithmetic average of all paths. The model is calibrated to management’s forecasted earnings, and the valuation is performed in a risk-neutral framework.

As of December 31, 2011, seven acquisitions are within their initial three-year contingent consideration measurement period.

See “Note 4—Commitments and Contingencies.”

Derivative Instruments

The Company has limited involvement with derivative financial instruments, and does not use financial instruments or derivatives for any trading or other speculative purposes. As of December 31, 2011, in connection with its credit facility, the Company had one interest rate swap agreement designated as a hedging instrument in a cash flow hedge. See “Note 8—Derivative Instruments and Hedging Activities.”

The Company recognizes derivative instruments as either assets or liabilities at fair value, and recognizes the changes in fair value of the derivative instruments based on the designation of the derivative. For derivative instruments that are designated and qualify as hedging instruments, the Company designates the hedging instrument based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge. As of December 31, 2011, the Company does not have any outstanding derivative instruments designated as a hedging instrument in fair value hedges. The effective portion of the changes in fair value of the derivative that is designated as a hedging instrument in a cash flow hedge is recorded as a component of accumulated other comprehensive loss. The ineffective portion of changes in the fair value of derivatives designated as cash flow hedges would be recorded in earnings. The Company reviews the effectiveness of its hedging instruments on a quarterly basis, and recognizes the current period hedge ineffectiveness immediately in earnings.

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

See “Note 19—Variable Interest Entities.”

Revenue recognition

The Company earns commissions on the sale of insurance policies and fees for the development, implementation and administration of benefits programs. Commissions and fees are generally paid each year as long as the client continues to use the product and maintains its broker of record relationship with the applicable NFP business. In some cases, fees earned are based on the amount of assets under administration or advisement. Asset-based fees are earned for administrative services or consulting related to certain benefits plans. Commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. First-year commissions are calculated as a percentage of the first twelve months’ premium on the policy and earned in the year that the policy is originated. In many cases, the Company receives renewal commissions for a period following the first year, if the policy remains in force. Insurance commissions are recognized as revenue when the following criteria are met: (1) the policy application and other carrier delivery requirements are substantially complete, (2) the premium is paid, and (3) the insured party is contractually committed to the purchase of the insurance policy. Carrier delivery requirements may include additional supporting documentation, signed amendments and premium payments. Commissions earned on renewal premiums are generally recognized upon receipt from the carrier, since that is typically when the Company is first notified that such commissions have been earned. The Company carries an allowance for policy cancellations, which approximated $1.2 million at each of December 31, 2011, 2010 and 2009, that is periodically evaluated and adjusted as necessary. Miscellaneous commission adjustments are generally recorded as they occur. Some of the Company’s businesses also receive fees for the settlement of life insurance policies. These fees are generally based on a percentage of the settlement proceeds received by their clients, and recognized as revenue when the policy is transferred and the rescission period has ended. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. Contingent commissions are recorded as revenue after the contractual period or when cash is received.

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

Since the principal amount of the 2010 Notes will be settled in cash upon conversion, only the conversion premium relating to the 2010 Notes will be included in the calculation of diluted earnings per share. As such, the 2010 Notes will have no impact on diluted earnings per share until the weighted average market price of NFP’s common stock exceeds the conversion price of $12.87. For the years ended December 31, 2011 and 2010, NFP’s weighted average stock price was $12.91 and $12.25, respectively. Similarly, the warrants will not have an impact on diluted earnings per share until the average market price of NFP’s common stock exceeds the exercise price of the warrants of $15.77. If the average market price of NFP’s stock exceeds the conversion or exercise price, the Company will include the effect of the additional shares that may be issued upon conversion of the 2010 Notes or exercise of the warrants using the treasury stock method in the diluted earnings per share calculation.

The call options to purchase NFP’s common stock, which were purchased to hedge against potential dilution upon conversion of the 2010 Notes (see “Note 7—Borrowings”), are not considered for purposes of calculating the total dilutive weighted average shares outstanding, as their effect would be anti-dilutive. Upon exercise, the call options will mitigate the dilutive effect of the 2010 Notes.

The computations of basic and diluted earnings per share are as follows:

	For the years ended December 31,
	2011	2010	2009
Basic:
Net income (loss)	$36,932	$42,558	$(493,386)

Average shares outstanding	42,867	42,634	40,908
Contingent consideration and incentive payments	—	4	146

Total	42,867	42,638	41,054
Basic earnings (loss) per share	$0.86	$1.00	$(12.02)

Diluted:
Net income (loss)	$36,932	$42,558	$(493,386)

Average shares outstanding	42,867	42,634	40,908
Contingent consideration and incentive payments	140	16	146
Stock-based compensation	826	1,486	—
Convertible senior notes	23	—	—
Other	7	—	—

Total	43,863	44,136	41,054

Diluted earnings (loss) per share	$0.84	$0.96	$(12.02)

For the years ended December 31, 2011 and December 31, 2010, the calculation of diluted earnings per share excluded approximately 0.8 million shares of stock-based awards, because the effect would be anti-dilutive.

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

Income taxes

The Company accounts for income taxes in accordance with standards established by U.S. GAAP which requires the recognition of tax benefits or expenses on the temporary differences between the financial reporting and tax bases of its assets and liabilities. The Company also earns income in certain foreign countries, and this income is subject to the laws of taxing jurisdictions within those countries, as well as U.S. federal and state tax laws. Deferred tax assets and liabilities are measured using statutorily-enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts expected to be realized.

The Company accounts for uncertain tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the consolidated financial statements. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense.

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

Stock-based awards issued to the Company’s employees are classified as equity awards. The Company accounts for equity classified stock-based awards issued to its employees based on the fair value of the award on the date of grant and recorded as an expense as part of compensation expense—employees in the consolidated statements of operations. The expense is recorded ratably over the service period, which is generally the vesting period. The offsetting entry is to additional paid in capital in stockholders’ equity.

The Company has not issued stock-based awards to its principals since the accelerated vesting date of the restricted stock units (“RSUs”) awarded under the Long-Term Equity Incentive Plan (the “EIP”). All stock-based awards that were previously issued to the Company’s principals are classified as liability awards, as principals are non-employees. The Company previously measured the fair value of the liability stock-based awards at the earlier of the date at which the performance was completed or when a performance commitment had been reached. The Company’s stock-based awards to principals did not have disincentives for non-performance other than forfeiture of the award by the principals and therefore the Company measured the fair value of the award when the performance was completed by the principal, which was the completion of the vesting period. The Company accounted for liability classified stock-based awards issued to its principals as part of fees to principals expense in the consolidated statements of operations. Liability classified stock-based compensation was adjusted each reporting period to account for subsequent changes in the fair value of NFP’s common stock. The offsetting entry was to accrued liabilities. As of December 31, 2011, the Company does not have any outstanding liability awards.

See “Note 11—Stock Incentive Plans.”

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

Comprehensive Income (Loss)

Accumulated other comprehensive loss includes changes in the fair value of the interest rate swap and foreign currency translation. This information is provided in the Company’s statements of changes in stockholders’ equity and comprehensive income (loss). Accumulated other comprehensive loss on the consolidated balance sheets at December 31, 2011 represents changes in the fair value of the interest rate swap and accumulated foreign currency translation adjustments.

Note 3—Property and Equipment

The following is a summary of property and equipment:

	For the years ended December 31,
	2011	2010
Furniture and fixtures	$13,090	$12,772
Computers and software	56,142	56,916
Office equipment	4,642	4,839
Leasehold improvements	36,711	36,638
Other	217	282

	110,802	111,447
Less: Accumulated depreciation and amortization	(76,865)	(74,088)

	$33,937	$37,359

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $12.6 million, $12.1 million and $19.2 million, respectively.

Note 4—Commitments and Contingencies

Legal matters

In the ordinary course of business, the Company is involved in lawsuits and other claims. Management will continue to respond appropriately to these lawsuits and claims and vigorously defend the Company’s interests. The settlement of these matters, whether leading to gains or losses to the Company, are reflected in other, net under non-operating income and expenses in the Company’s consolidated statements of operations. The Company has errors and omissions (E&O) and other insurance to provide protection against certain losses that arise in such matters, although such insurance may not cover the costs or losses incurred by the Company. In addition, the sellers of businesses that the Company acquires typically indemnify the Company for loss or liability resulting from acts or omissions occurring prior to the acquisition, whether or not the sellers were aware of these acts or omissions. Several of the existing lawsuits and claims have triggered these indemnity obligations.

The Company is aware of a matter involving an insurance carrier regarding the placement of insurance policies for which certain Company subsidiaries provided services. The services generated payments of approximately $13.0 million in 2010, the majority of which was paid out to unrelated third parties. The insurance carrier that issued the policies initiated litigation against the policy owner and certain other parties, and in the third quarter of 2011, the parties to the litigation agreed to a rescission of the insurance policies. Other claims relating to the litigation remain pending. Although neither NFP nor its subsidiaries are a party to the litigation at this time, as a result of the rescission of the insurance policies, the insurance carrier may commence litigation against the Company or its subsidiaries for the return of some or all of the payments paid in connection with the placement of the insurance. The ultimate outcome of this matter is uncertain as the legal rights of the insurance carrier and the Company are unclear and subject to potential dispute. For the year ended December 31, 2011, the Company has recorded a provision on a loss contingency relating to this matter in the amount of $2.5 million. Further loss contingencies may be taken as developments warrant, although such amount is not reasonably estimable at this time.

From time to time, NFP’s subsidiaries received subpoenas and other informational requests from governmental authorities. The Company has cooperated and will continue to cooperate fully with all governmental agencies. Management continues to believe that the resolution of these governmental inquiries will not have a material adverse impact on the Company’s consolidated financial position.

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

In connection with the 2010 Credit Facility (defined below), NFP is exposed to changes in the benchmark interest rate, which is the London Interbank Offered Rate (“LIBOR”). To reduce this exposure, NFP executed a one-month LIBOR based interest rate swap (the “Swap”) on July 14, 2010 to hedge $50.0 million of general corporate variable debt based on one-month LIBOR, beginning on April 14, 2011. The Swap has been designated as a hedging instrument in a cash flow hedge of interest payments on $50.0 million of borrowings under the term loan portion of the 2010 Credit Facility by effectively converting a portion of the variable rate debt to a fixed rate basis. The Company manages the Swap’s counterparty exposure by considering the credit rating of the counterparty, the size of the Swap, and other financial commitments and exposures between the Company and the counterparty. The Swap is transacted under International Swaps and Derivatives Association (ISDA) documentation.

NFPSI clears all of its securities transactions through clearing brokers on a fully disclosed basis. Pursuant to the terms of the agreements between NFPSI and the clearing brokers, the clearing brokers have the right to charge NFPSI for losses that result from a counterparty’s failure to fulfill its contractual obligations. This right applies to all trades executed through its clearing brokers, and therefore NFPSI believes there is no maximum amount assignable to this right. During the years ended December 31, 2011 and 2010, NFPSI had not been charged for any losses related to the counterparty’s failure to fulfill contractual rights.

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

The Company has evaluated its exposure to the credit market risks and has concluded that the recent credit market events have not had a significant impact on the Company’s treasury activities and consolidated financial statements.

The Company is exposed to credit risk from over-advanced fees to principals paid to principals and promissory notes related thereto. The Company records a reserve for its promissory notes and over-advanced fees to principals based on historical experience and expected trends. The Company also performs ongoing evaluations of the creditworthiness of its principals based on the firms’ business activities. If the financial condition of the Company’s principals were to deteriorate, resulting in an inability to make payment, additional allowances may be required. See “Note 5—Notes receivable, net.”

Contingent consideration arrangements

As discussed in “Note 14—Acquisitions and Divestitures,” for acquisitions consummated prior to January 1, 2009, contingent consideration is considered to be additional purchase consideration and is accounted for as part of the purchase price of the Company’s acquired businesses when the outcome of the contingency is determined beyond a reasonable doubt. Consequently, contingent consideration paid to the former owners of the businesses is considered to be additional purchase consideration. For acquisitions completed after January 1, 2009, earn-out payables are recorded at fair value at the acquisition date and are included on that basis in the purchase price consideration at the time of the acquisition, with subsequent changes recorded in the consolidated statements of operations, based on current estimates.

As of December 31, 2011, the maximum future contingency payments related to all acquisitions totaled $29.3 million, of which $0.6 million related to acquisitions consummated prior to January 1, 2009 and $28.7 million related to acquisitions consummated subsequent to January 1, 2009.

As of December 31, 2011, the estimated earn-out payables was $13.1 million, of which $4.1 million was recorded as current liabilities and $9.0 million was recorded as non-current liabilities.

Ongoing incentive plan

Effective January 1, 2002, NFP established an ongoing incentive plan for principals having completed their contingent consideration period. Principals of businesses likely to receive an incentive payment under the ongoing incentive plan may have elected to continue to participate in the ongoing incentive plan until the end of their ongoing incentive period. For all other principals, the ongoing incentive plan terminated on September 30, 2009 and was replaced by the Annual Principal Incentive Plan (the “PIP”). See “—Incentive Plans” below for more detail. As of December 31, 2011 there were no more NFP-owned business that elected to continue to participate in the ongoing incentive plan. The maximum aggregate additional payment will be approximately $1.2 million.

Incentive Plans

As of December 31, 2011, NFP maintained two incentive plans for principals and certain employees of its businesses, the PIP and the Revised Long-Term Incentive Plan (the “RTIP”), each of which is discussed below. Certain employees participate in employee-specific bonus programs that are earned on specified growth thresholds.

Under the EIP, during the fourth quarter of 2009 NFP issued equity awards to principals and certain employees of its businesses generally based on each business’s performance over the two-year period that ended on September 30, 2009 (the “Initial EIP Performance Period”). The payments made under the EIP for the Initial EIP Performance Period were in the form of RSUs. The RSUs became fully vested on September 17, 2010 with a fair market value based on the closing price of NFP’s common stock on the same day of $12.61. The restricted shares were primarily subject to liquidity restrictions until November 24, 2012, which is the original vesting date of the RSUs awarded under the EIP. This action resulted in a pre-tax charge of $13.4 million in the third quarter of 2010.

The Annual Principal Incentive Plan

The PIP is designed to reward the annual performance of a business based on the business’s earnings growth. For the initial 12-month performance period of October 1, 2009 through September 30, 2010, a cash incentive payment was made to the extent a business’s earnings exceeded its PIP Performance Target (as defined below). The PIP was established such that the greater a business’s earnings growth rate exceeded its PIP Performance Target rate for the 12-month performance period, the higher the percentage of the business’s earnings growth the Company would pay the principal under the PIP. NFP calculates and includes a PIP accrual in fees to principals expense. The Company paid $10.7 million, which was included within fees to principals expense relating to the initial 12-month performance period in the fourth quarter of 2010. For this initial 12-month performance period, the incentive target (the “PIP Performance Target”) for each business participating in the PIP was generally set at the lower of (a) such business’s earnings for the 12 months ended September 30, 2009 or (b) such business’s incentive target under the ongoing incentive plan as of September 30, 2009. The initial 12-month performance period used performance targets that rewarded principals for advancing certain corporate goals and initiatives related to the Company’s reorganization and also took the difficult economic environment during the initial 12-month performance period into account. NFP’s Executive Management Committee, in its sole discretion, was able to adjust any PIP Performance Target as necessary to account for changed business circumstances, including, without limitation, sub-acquisitions.

For the initial 12-month performance period, NFP calculated the amount of a business’s PIP accrual in fees to principals expense based on the business’s earnings growth rate above its PIP Performance Target rate. The PIP Performance Target over the course of the initial 12-month performance period was allocated on a straight line basis. NFP calculated a business’s PIP accrual amount and earnings growth rate on a cumulative basis. The amount of fees to principals expense or benefit the Company took in a particular quarter for a business’s PIP accrual depended on the difference between the business’s cumulative performance against the PIP Performance target and what was accrued on a plan to date basis for the period ended on the last day of that quarter and the business’s cumulative performance for the period ended on the last day of the preceding quarter. The amount of PIP accrual in fees to principals expense therefore varied from quarter to quarter.

A PIP was in place for the 15-month performance period of October 1, 2010 through December 31, 2011 (the “Second PIP”). Management migrated to an incentive program that rewards only incremental growth but still maintained potential for material incentive payments. The Second PIP will be payable in cash beginning in the first quarter of 2012 and, similar to the initial PIP, was based on specific performance criteria for each business. Incentive targets (“Second PIP Performance Targets”) were set based on the earnings of each business during the last PIP incentive period, with the fourth quarter of 2009 counted twice. The calculation of a business’s Second PIP Performance Target is based on a 15-month period and reflects the fact that the Second PIP will include two fourth quarter periods. The 15-month performance period was selected in order to align the plan with the calendar year. NFP’s Executive Management Committee, in its sole discretion, may adjust any Second PIP Performance Target as necessary to account for changed business circumstances, including, without limitation, sub-acquisitions. The Second PIP accrual in fees to principals expense is based on the business’s earnings growth rate above its Second PIP Performance Target. To measure growth, the target is allocated on a seasonally adjusted basis, using the seasonal earnings pattern by quarter for the past two years. NFP calculates the business’s Second PIP accrual amount and earnings growth rate on a cumulative basis. Overall, the Company has accrued $7.9 million within fees to principals expense relating to the Second PIP from October 1, 2010 through December 31, 2011, for payment in the first quarter of 2012. For the twelve months ended December 31, 2011, the Company’s accrual was $4.6 million.

A new PIP is in place for the 12-month performance period of January 1, 2012 through December 31, 2012, the terms of which are materially consistent with the Second PIP. It is envisioned that future plans will be 12 months, consistent with calendar years.

The Revised Long-Term Incentive Plan

During the quarter ended September 30, 2010, NFP introduced the RTIP. The RTIP covers the three-year period from January 1, 2011 through December 31, 2013 and is based on a modified calculation of applicable thresholds over this period. NFP’s Executive Management Committee, in its sole discretion, may adjust the calculation of the RTIP as necessary to account for changed business circumstances. As of December 31, 2011, the Company has not accrued any amounts within fees to principals expense relating to the RTIP, since the Company did not reach the applicable thresholds during the first plan year. The Company does not anticipate that amounts relating to the RTIP will be accrued within fees to principals in remaining plan years, given the applicable thresholds in place. However, to the extent target thresholds are achieved, plan participants may be eligible for cash payments in the first quarter of 2014.

Leases

The Company rents office space under operating leases with various expiration dates. Future minimum lease commitments under these operating leases as of December 31, 2011 are as follows:

	2012	2013	2014	2015	2016	Thereafter through 2023	Total
Operating lease obligations	$25,427	$23,698	$22,050	$19,164	$16,264	$68,192	$174,795
Less sublease arrangements	(4,518)	(4,606)	(4,501)	(2,335)	—	—	(15,960)

Total minimum lease obligations	$20,909	$19,092	$17,549	$16,829	$16,264	$68,192	$158,835

Rent expense for the years ended December 31, 2011, 2010 and 2009, approximated $33.2 million, $35.1 million and $46.5 million, respectively. The Company remains secondarily liable on three assigned leases.

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

Note 5—Notes Receivable, net

A rollforward of notes receivable for the year ended December 31, 2011 consists of the following:

	As of December 31, 2010	New Notes	Discount	Paid down	Allowance increase on existing notes	As of December 31, 2011
Notes receivable from Principals and/or certain entities they own	$32,157	$6,400	$—	$(11,689)	$—	$26,868
Notes received in connection with dispositions	12,971	—	—	(3,445)	—	9,526
Other notes receivable	3,522	2,028	58	(730)	—	4,878

	48,650	8,428	58	(15,864)	—	41,272

Less: allowance for uncollectible notes	(11,798)	—	—	—	(1,589)	(13,387)

Total notes receivable, net	$36,852	$8,428	$58	$(15,864)	$(1,589)	$27,885

The following table represents the rollforward of the allowance for uncollectible notes for the year ended December 31, 2011:

	As of December 31, 2010	Charge-offs	Recoveries	Allowance increase on existing notes	As of December 31, 2011
Notes receivable from Principals and/or certain entities they own	$(3,583)	$735	$923	$(2,235)	$(4,160)
Notes received in connection with dispositions	(8,215)	825	376	(163)	(7,177)
Other notes receivable	—	—	—	(2,050)	(2,050)

Total notes receivable, net	$(11,798)	$1,560	$1,299	$(4,448)	$(13,387)

A rollforward of notes receivable for the year ended December 31, 2010 consists of the following:

	As of December 31, 2009	New Notes	Discount	Paid down	Allowance increase on existing notes	As of December 31, 2010
Notes receivable from Principals and/or certain entities they own	$29,650	$11,165	$(324)	$(8,334)	$—	$32,157
Notes received in connection with dispositions	14,779	967	90	(2,865)	—	12,971
Other notes receivable	1,939	2,662	—	(1,079)	—	3,522

	46,368	14,794	(234)	(12,278)	—	48,650

Less: allowance for uncollectible notes	(7,922)	—	—	—	(3,876)	(11,798)

Total notes receivable, net	$38,446	$14,794	$(234)	$(12,278)	$(3,876)	$36,852

The following table represents the rollforward of the allowance for uncollectible notes for the year ended December 31, 2010:

	As of December 31, 2009	Recoveries	Allowance increase on existing notes	As of December 31, 2010
Notes receivable from Principals and/or certain entities they own	$(1,727)	$127	$(1,983)	$(3,583)
Notes received in connection with dispositions	(6,195)	96	(2,116)	(8,215)

Total allowance	$(7,922)	$223	$(4,099)	$(11,798)

Notes receivable bear interest at rates typically between 3% and 11% (with a weighted average of 7.1% at December 31, 2011), and 5% and 11% (with a weighted average of 7.0% at December 31, 2010), and mature at various dates through April 1, 2023. Notes receivable from principals and/or certain entities they own are taken on a full recourse basis to the principal and/or such entity.

NFP considers applying a reserve to a promissory note when it becomes apparent that conditions exist that may lead to NFP’s inability to fully collect on outstanding amounts due. Such conditions include delinquent or late payments on loans, deterioration in the creditworthiness of the borrower, and other relevant factors. When such conditions leading to expected losses exist, NFP generally applies a reserve by assigning a loss ratio calculation per loan category to the outstanding loan balance, less the fair value of the collateral. The reserve is generally based on NFP’s payment and collection experience, and whether NFP has an ongoing relationship with the borrower. In instances where the borrower is a principal, NFP has the contractual right to offset fees to principals earned with any payments due under a promissory note.

An aging of past due notes receivable including interest outstanding at December 31, 2011 is as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due
Notes receivable from Principals and/or certain entities they own	$179	$44	$2,977	$3,200
Notes received in connection with dispositions	—	—	5,986	5,986
Other notes receivable	—	—	2,051	2,051

Total	$179	$44	$11,014	$11,237

Approximately $10.9 million of total past due balance is included in the allowance for uncollectible notes as of December 31, 2011. The remainder of the $13.4 million is based on the amount of creditworthiness of the borrowers.

An aging of past due notes receivable including interest outstanding at December 31, 2010 is as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due
Notes receivable from Principals and/or certain entities they own	$76	$49	$595	$720
Notes received in connection with dispositions	23	49	7,077	7,149
Other notes receivable	2	2	—	4

Total	$101	$100	$7,672	$7,873

Approximately $7.2 million of total past due balance is included in the allowance for uncollectible notes as of December 31, 2010. The remainder of the $11.8 million is based on the amount of creditworthiness of the borrowers.

Note 6—Accrued liabilities

Accrued liabilities consists of the following:

	For the years ended December 31,
	2011	2010
Contingent consideration payable	$10,663	$813
Principal incentive programs	9,130	5,624
Employee compensation payable	18,698	17,883
Other	32,364	31,353

Total accrued liabilities	$70,855	$55,673

Note 7—Borrowings

Termination of 2006 Credit Facility

On June 9, 2010, NFP executed the fourth amendment (the “Fourth Amendment”) to the credit agreement, among NFP, the lenders party thereto and Bank of America, N.A., as administrative agent (as amended, the “2006 Credit Facility”). Pursuant to the Fourth Amendment, NFP was permitted to issue the 2010 Notes and, subject to certain conditions set forth in the Fourth Amendment, use an amount equal to the gross proceeds of the offering of the 2010 Notes to purchase, redeem or defease NFP’s 0.75% convertible senior notes due February 1, 2012 (the “2007 Notes”).

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

Upon conversion of the 2010 Notes or the Counterparties’ exercise of the warrants, the total number of shares of common stock issuable in each case could result in the issuance of more than 20% of the common stock outstanding as of the date of issuance of the 2010 Notes (the “Closing Date”). NFP had 42,619,413 shares of common stock outstanding as of the Closing Date. Because New York Stock Exchange rules state that, in certain circumstances, issuers are required to seek stockholder approval before the issuance of more than 20% of common stock outstanding, the 2010 Notes limit the issuance of shares of common stock upon conversion of the Notes to 19.99% of NFP’s common stock outstanding as of the Closing Date (the “Note Cap”). Additionally, the warrants limit the issuance of shares of common stock to 19.99% of NFP’s common stock outstanding as of the Closing Date (the “Warrant Cap”). NFP was contractually required to seek stockholder approval to eliminate the Note Cap and Warrant Cap, and obtained stockholder approval to eliminate these caps at its 2011 Annual Meeting of Stockholders.

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

Under the terms of the 2010 Credit Facility, NFP’s leverage ratio will be calculated, commencing with the first fiscal quarter ended September 30, 2010, as follows: as at the last day of any period, the ratio of (a) total debt on such day to (b) prior four fiscal quarters EBITDA (as defined in the 2010 Credit Facility) for such period.

Under the terms of the 2010 Credit Facility, NFP’s consolidated fixed charge coverage ratio will be calculated, commencing with the first fiscal quarter ended September 30, 2010. The fixed charge coverage ratio is calculated as the ratio of (a) EBITDA (as defined in the 2010 Credit Facility) to (b) consolidated fixed charges. EBITDA under the 2010 Credit Facility is calculated as follows: EBITDA for the prior four fiscal quarters less (i) certain capital expenditures made in cash by NFP and its subsidiaries during such period and (ii) all federal, state and foreign taxes paid in cash during such period. Consolidated fixed charges under the 2010 Credit Facility consist of: (a) consolidated net interest expense paid in cash for the prior four fiscal quarters (total cash interest expense, net of interest income), (b) scheduled payments of certain indebtedness made during the prior four fiscal quarters such as the scheduled payments on the term loan, (c) earn-out and other contingent consideration payments made in cash during the prior four fiscal quarters and (d) restricted payments made in cash during the prior four fiscal quarters, other than common stock repurchases pursuant to the First Amendment.

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

Scheduled long-term debt principal repayments under the 2010 Credit Facility, and total cash obligations under the 2010 Notes consist of the following:

	Total	2012	2013	2014	2015	2016	2017
2010 Credit Facility	$106,250	$12,500	$12,500	$81,250	$—	$—	$—
2010 Notes	$152,292	$5,000	$5,000	$5,000	$5,000	$5,000	$127,292

Total obligations	$258,542	$17,500	$17,500	$86,250	$5,000	$5,000	$127,292

The 2010 Credit Facility provides for the issuance of letters of credit of up to $35 million on NFP’s behalf, provided that, after giving effect to the letters of credit, NFP’s available borrowing amount was greater than zero. The Company was contingently obligated for letters of credit in the amount of less than $0.1 million as of December 31, 2011.

As of December 31, 2011, the year-to-date weighted average interest rate for NFP’s 2010 Credit Facility was 3.25%.

The liability and equity components related to the 2010 Notes consist of the following:

	December 31, 2011	December 31, 2010
Principal amount of the liability component	$125,000	$125,000
Unamortized debt discount	(33,113)	(37,419)

Net carrying amount of the liability component	$91,887	$87,581

Carrying amount of the equity component	$39,578	$39,578

The unamortized debt discount will be amortized as additional interest expense through June 15, 2017. The equity component associated with the 2010 Notes is reflected as an increase to additional paid-in capital. For the year ended December 31, 2010, additional paid-in capital has also been reduced by $12.9 million representing the net cost of the convertible note hedge transactions.

Note 8—Derivative Instruments and Hedging Activities

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

At December 31, 2011, the fair value of the Swap liability was approximately $1.7 million, and is included in other long-term liabilities in the consolidated statements of financial condition. The fair value measurement is classified within Level 2 of the hierarchy as an observable market input was readily available as the basis for the fair value measurement.

The following table provides a summary of the fair value and balance sheet classification of the Swap:

	For the years ended December 31,
	2011	2010
Other non-current liabilities	$1,710	$425
Accumulated other comprehensive loss, net of tax of $674 in 2011, and $199 in 2010	1,036	226

Note 9—Retirement and Pension Plans

Effective January 1, 2001, NFP established the National Financial Partners Corp. 401(k) Plan (the “Plan”) under Section 401(k) of the Internal Revenue Code. NFP matches employee contributions at a rate of 50%, up to 6% percent of eligible compensation. Amounts charged to expense relating to the Plan were $4.2 million, $3.9 million and $4.4 million, for the years ended December 31, 2011, 2010, and 2009, respectively.

Note 10—Stockholders’ equity

On April 28, 2011, NFP’s Board of Directors authorized the repurchase of up to $50.0 million of NFP’s common stock on the open market, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased was dependent on a variety of factors, including capital availability, share price and market conditions. As of December 31, 2011, 3,452,293 shares were repurchased under this program at an average cost of $12.10 per share and a total cost of approximately $41.8 million. At December 31, 2011, there remains an aggregate of approximately $8.2 million available for repurchases under this stock repurchase program. The Company currently intends to hold the repurchased shares as treasury stock.

For the year ended December 31, 2011, NFP also reacquired 79,138 shares relating to the satisfaction of promissory notes, shares from amounts due from principals and/or certain entities they own and from the disposition of two subsidiaries.

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

Note 11—Stock Incentive plans

Stock-based compensation

NFP is authorized under its 2009 Stock Incentive Plan to grant awards of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance-based awards or other stock-based awards that may be granted to officers, employees, principals, independent contractors and non-employee directors of the Company and/or an entity in which the Company owns a substantial ownership interest (such as a subsidiary of the Company). Any shares covered by outstanding options or other equity awards that are forfeited, cancelled or expire after April 15, 2009 without the delivery of shares under NFP’s Amended and Restated 1998 Stock Incentive Plan, Amended and Restated 2000 Stock Incentive Plan, Amended and Restated 2000 Stock Incentive Plan for Principals and Managers, Amended and Restated 2002 Stock Incentive Plan or Amended and Restated 2002 Stock Incentive Plan for Principals and Managers, may also be issued under the 2009 Stock Incentive Plan. Shares available for future grants under the 2009 Stock Incentive Plan totaled 1,365,069 as of December 31, 2011.

Stock-based awards issued to the Company’s employees are classified as equity awards. The Company accounts for equity classified stock-based awards issued to its employees based on the fair value of the award on the date of grant and recorded as an expense as part of compensation expense—employees in the consolidated statements of operations. The expense is recorded ratably over the service period, which is generally the vesting period. The offsetting entry is to additional paid in capital in stockholders’ equity.

The Company has not issued stock-based awards to its principals, since the accelerated vesting of certain RSUs in 2010, discussed below. All stock-based awards that were previously issued to the Company’s principals are classified as liability awards, as principals are non-employees. The Company previously measured the fair value of the liability stock-based awards at the earlier of the date at which the performance was completed or when a performance commitment had been reached. The Company’s stock-based awards to principals did not have disincentives for non-performance other than forfeiture of the award by the principals and therefore the Company measured the fair value of the award when the performance was completed by the principal, which was the completion of the vesting period. The Company accounted for liability classified stock-based awards issued to its principals as part of fees to principals expense in the consolidated statements of operations. Liability classified stock-based compensation was adjusted each reporting period to account for subsequent changes in the fair value of NFP’s common stock. The offsetting entry was to accrued liabilities. Prior to June 30, 2010, the Company incorrectly accounted for stock-based awards issued to the Company’s principals as equity-classified awards, and therefore recognized stock-based compensation based on the Company’s stock price on the date of grant. The impact of the correction was not material to prior period financial statements. The cumulative impact of the adjustment was recognized in fees to principals during the second quarter of 2010 in an amount of $0.6 million. As of December 31, 2011, the Company does not have any outstanding liability awards.

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

All stock-based compensation related to firm employees and activities and principals have been included in operating expenses. Summarized below is the amount of stock-based compensation allocated in the consolidated statements of operations:

	For the years ended December 31,
	2011	2010	2009
Operating expenses:
Compensation expense—employees	$5,413	$6,548	$8,381
Fees to principals	50	18,184	2,144

Total stock-based compensation cost	$5,463	$24,732	$10,525

As of December 31, 2011, there was $7.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of three years. There were no stock-based compensation costs capitalized as part of purchase consideration during the years ended December 31, 2011, 2010 and 2009.

The following table sets forth activity relating to NFP’s restricted stock units for the years ended:

	No. of Units	Weighted Average Grant Date Fair Value
Restricted stock units at December 31, 2008	852	$32.92
Granted	2,845	6.12
Conversions to common stock	(339)	32.60
Canceled	(21)	12.02

Restricted stock units at December 31, 2009	3,337	$10.25
Granted	366	11.68
Conversions to common stock	(2,097)	10.00
Canceled	(105)	8.10

Restricted stock units at December 31, 2010	1,501	$11.11
Granted	332	13.66
Conversions to common stock	(625)	7.68
Canceled	(25)	7.56

Restricted stock units at December 31, 2011	1,183	$13.71

Restricted stock units are valued at the closing market price of NFP’s common stock on the date of grant.

Stock Options Awards

NFP has granted awards in the form of stock options. Stock option awards to employees are subject to a vesting period from three to five years.

The following table sets forth activity relating to NFP’s stock options:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	2,984	$13.48	2.44	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled	(925)	11.90	—	—

Outstanding at December 31, 2009	2,059	$14.18	2.42	$—
Granted	5	12.77	—	3
Exercised	(492)	10.03	—	1,360
Canceled	(58)	19.78	—	23

Outstanding at December 31, 2010	1,514	$15.20	1.69	$—
Granted	—	—	—	—
Exercised	(481)	10.00	—	1,806
Canceled	(56)	18.43	—	—

Outstanding at December 31, 2011	977	$17.30	0.99	1,445
Options exercisable at December 31, 2011	977	$17.30	0.99	1,445

There were no stock option awards granted in 2011 and 2009.

For the 5,000 options granted during 2010, the Black-Scholes option-pricing model was used by the Company to record the fair value of these options. The weighted average fair values of the options granted and weighted average assumptions were as follows:

For the year ended December 31, 2010
Weighted average fair value options granted	$9.42
Assumptions used:
Expected volatility	81.53%
Risk-free interest rate	1.90%
Expected term	7 years
Dividend yield	0.00%

The expected volatility was based on the historical levels of volatility of NFP’s stock and other factors at the time of grant. The risk free interest rate was based on the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that was commensurate with the expected term of the stock option. The expected term was based on the estimated period of time that the options are expected to remain unexercised, based upon the actual vesting schedule of the grant and terms of prior grants with similar characteristics. The dividend yield was based upon NFP’s current dividend yield in effect at the time of grant.

The Company reduced retained earnings by less than $0.1 million in 2011, 2010, and 2009 for dividend equivalents that were issued in 2011, 2010 and 2009, respectively.

Employee Stock Purchase Plan

Effective January 1, 2007, NFP established an Employee Stock Purchase Plan (“ESPP”). The ESPP is designed to encourage the purchase of common stock by NFP’s employees, further aligning interests of employees and stockholders and providing incentive for current employees. Up to 3,500,000 shares of common stock are currently available for issuance under the ESPP. The ESPP enables all regular and part-time employees who have worked for NFP for at least one year to purchase shares of NFP common stock through payroll deductions of any whole dollar amount of eligible compensation, up to an annual maximum of $10,000. The employees’ purchase price is 85% of the lesser of the market price of the common stock on the first business day or the last business day of the quarterly offering period. The Company recognizes compensation expense related to the compensatory nature of the discount given to employees who participate in the ESPP, which was $0.2 million for the years ended December 31, 2011 and 2010 and $0.6 million for the year ended December 31, 2009. As of December 31, 2011, an aggregate of 2,804,297 shares of NFP common stock were available for issuance under the ESPP.

Note 12—Income taxes

The components of the consolidated income tax provision are shown below:

	For the years ended December 31,
	2011	2010	2009
Current income taxes:
Federal	$21,113	$20,039	$19,736
Foreign	2,122	1,606	1,907
State and local	2,952	2,779	5,487

Total	$26,187	$24,424	$27,130

Deferred income taxes:
Federal	$3,138	$3,706	$(90,765)
Foreign	(419)	(2,369)	(117)
State and local income taxes, net of federal benefit	(519)	720	(10,632)

Total	$2,200	$2,057	$(101,514)

Provision for income taxes	$28,387	$26,481	$(74,384)

The effective tax rates differ from the provision calculated at the federal statutory rate primarily because of taxes for future repatriation of foreign earnings, the effects of state and local taxes and certain expenses not deductible for tax purposes. The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income taxes as a result of the following differences:

	For the years ended December 31,
	2011	2010	2009
Income (loss) before income taxes	$65,319	$69,039	$(567,770)

Provision under U.S. tax rates	$22,862	$24,164	$(198,719)
Increase (decrease) resulting from:
Nondeductible goodwill amortization	(343)	404	134,365
Disposal of subsidiaries	(99)	(633)	(2,308)
State and local income taxes, net of federal tax benefit	1,406	2,106	(6,238)
Adjustments to deferred tax assets and liabilities	743	(2,114)	(1,182)
Other	(61)	1,861	(2,483)
Adjustments related to tax positions	1,125	604	898
Foreign tax adjustments	2,754	89	1,283

Income tax expense (benefit)	$28,387	$26,481	$(74,384)

For the year ended December 31, 2011, the federal tax expense (benefit) for state deferred income taxes has been included with state and local taxes. Tax balances for the years ended December 31, 2010 and December 31, 2009 have been reclassified for comparative presentation.

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of the assets and liabilities. They are measured by applying the enacted tax rates and laws in effect for the years in which such differences are expected to reverse. The significant components of the Company’s deferred tax assets and liabilities at December 31 are as follows:

	For the years ended December 31,
	2011	2010
Deferred tax assets:
Stock-based compensation	$7,233	$9,324
Accrued liabilities and reserves	2,898	5,778
Bad debt	6,447	5,701
Deferred state taxes	7,520	6,822
Credits and carryforwards	5,960	6,032
Other	6,875	8,118

Gross deferred tax assets	36,933	41,775
Valuation allowance	(9,113)	(8,556)

Deferred tax assets	$27,820	$33,219

Deferred tax liabilities:
Identified intangible assets	$(2,027)	$(3,639)
Convertible debt	(1,914)	(3,603)
Partnership interests	(3,340)	(2,953)
Other	(6,912)	(4,875)

Gross deferred tax liabilities	$(14,193)	$(15,070)

Net deferred tax asset	$13,627	$18,149

A valuation allowance against certain state deferred tax assets has been recorded at the balance sheet date because it is more likely than not that the benefit of these assets will not be realized in their separate state jurisdictions. A valuation allowance against foreign tax credit carryforwards has been recorded at the balance sheet date due to the uncertainty of the realization of these credits.

As of December 31, 2011, the Company has provided $2.7 million of deferred taxes, net of applicable foreign tax credits, relating to 2011 and prior earnings outside the United States that are not deemed indefinitely reinvested. The Company continues to evaluate whether to indefinitely reinvest earnings in certain foreign jurisdictions as it continues to analyze its global financial structure. Currently, management intends to continue to reinvest earnings in Canadian jurisdictions indefinitely, and therefore has not recognized U.S. income tax expense on these earnings. However, the U.S. federal and state income taxes, net of applicable credits, on these Canadian unremitted earnings would have an immaterial impact on the Company’s deferred tax liability related to foreign unremitted earnings as of December 31, 2011.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits are as follows:

	For the years ended December 31,
	2011	2010	2009
Unrecognized tax positions balance at beginning of year	$28,785	$32,778	$32,938
Gross (decreases)/increases for tax positions of prior years	(192)	(7,021)	840
Gross increases for tax positions of current years	2,816	4,499	3,030
Settlements	—	(856)	(2,886)
Lapse of statute of limitations	(2,935)	(615)	(1,144)

Unrecognized tax positions balance at end of year	$28,474	$28,785	$32,778

The unrecognized tax benefits of $28.5 million include $14.4 million of tax benefits that if recognized, would affect the Company’s annual effective tax rate at December 31, 2011. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Estimated interest and penalties related to the underpayment of income taxes and reported in income tax expense totaled $0.7 million in 2011 and in total, as of December 31, 2011, the Company recorded a liability for potential penalties and interest of $8.6 million.

The Company believes that it is reasonably possible that the total amounts of unrecognized tax benefits could significantly decrease within the next twelve months due to the settlement of state income tax audits and expiration of statutes of limitations in various state and local jurisdictions, in an amount ranging from $7.9 million to $9.6 million based on current estimates.

As of December 31, 2011, the Company is subject to U.S. federal income tax examinations for the tax years 2008 through 2010, and to various state and local income tax examinations for the tax years 2001 through 2010.

Note 13—Related Party Transactions

As part of the management agreement, NFP generally advances fees to principals to principals and/or certain entities they own on a monthly basis. At the end of each quarter, the Company records the contractual amount due to and from principals and/or certain entities they own. At December 31, 2011 and 2010, amounts due to principals and/or certain entities they own totaled $37.9 million and $37.4 million, respectively, and the amounts due from principals and/or certain entities they own totaled $4.3 million and $8.0 million, respectively. Amounts earned by the principals and/or certain entities they own are represented as fees to principals on the consolidated statements of operations. As of December 31, 2011, the Company had $1.2 million in allowance for due from principals and/or certain entities they own.

Note 14—Acquisitions and Divestitures

Acquisitions

During the year ended December 31, 2011, NFP completed two acquisitions and four sub-acquisitions.

During the year ended December 31, 2010, NFP completed three sub-acquisitions and acquired the remaining interest in three joint ventures, of which one was acquired for a de minimis amount. Those businesses that were acquired in stages were accounted for as step acquisitions under FASB’s business combination accounting guidance. As a result of obtaining control through the step acquisitions noted above, the previously held interests in the respective businesses were remeasured to fair value, resulting in a total net gain of $0.2 million. This has been recognized in other income within the non-operating income and expense section of the consolidated statements of operations.

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

No shares were issued in connection with the acquisitions and sub-acquisitions completed during the years ended December 31, 2011, 2010 and 2009.

The purchase price, including direct costs, associated with acquisitions accounted for as purchases and the allocations thereof, are summarized as follows:

	For the years ended December 31,
	2011	2010	2009
Consideration:
Cash	$49,143	$776	$279
Recorded earn-out payable	12,528	—	—
Other	—	—	186

Total	$61,671	$776	$465

Other items to be allocated to identifiable assets acquired and liabilities assumed:
Gain recognized on step acquisition	—	246	—

Total	$61,671	$1,022	$465

Allocation of purchase price:
Net tangible assets	$873	$—	$—
Cost assigned to intangibles:
Book of business	$18,714	$216	$200
Management contract	5,395	—	112
Non-Compete Agreement	3,783	—	—
Trade name	—	—	3
Goodwill, net of deferred tax adjustment of $2.9 million in 2011 and less than $0.1 million in 2010	32,906	806	150

Total	$61,671	$1,022	$465

The weighted average useful lives for the above acquired amortizable intangibles are as follows: book of businesses—10 years; management contracts—25 years; and non-compete agreements—6 years.

Of the total goodwill of $32.9 million, $20.0 million is currently deductible for income tax purposes and $2.7 million is non-deductible. The remaining $10.2 million relates to the earn-out payables and will not be deductible until it is earned and paid.

For acquisitions completed after January 1, 2009, earn-out payables are recorded at fair value at the acquisition date and are included on that basis in the purchase price consideration at the time of the acquisition with subsequent changes recorded in the consolidated statements of operations, based on current estimates. The estimated initial earn-out payable included in the purchase price was based on NFP’s assessment, at the time of closing, of earnings levels during the earn-out period. In developing these estimates, the Company considered earnings projections, historical results, the general macroeconomic environment and industry trends. This fair value measurement is based on significant inputs, only some of which are observed in the market, and represents a Level 3 measurement. For the year ended December 31, 2011, the Company paid $0.2 million in cash in connection with earn-out payables. For the years ended December 31, 2010 and 2009 no such cash payments were made.

For acquisitions consummated prior to January 1, 2009, contingent consideration is recorded as an adjustment to purchase price when the contingencies are settled. For the year ended December 31, 2011, the additional consideration paid by the Company and allocated to goodwill was less than $0.1 million. For the year ended December 31, 2010, the additional consideration paid by the Company and allocated to goodwill totaled $18.3 million. Of the $18.3 million additional consideration paid, $13.3 million was paid in cash, and $5.0 million was paid through the issuance of 648,394 shares of common stock. For the year ended December 31, 2009, the additional consideration paid by the Company and allocated to goodwill totaled $7.7 million. Of the $7.7 million additional consideration paid, $4.3 million was paid in cash, and $3.4 million was paid through the issuance of 1,083,889 shares of common stock.

The following table summarizes the required disclosures of the unaudited pro forma combined entity, as if the acquisitions occurred at January 1, 2010.

	Years Ended December 31,
	2011	2010
Total revenues	$1,032,972	$1,009,753
Income before income taxes	69,619	74,169
Net income	38,583	45,737
Net income per share:
Basic	$0.90	$1.07
Diluted	$0.88	$1.04
Weighted average number of shares outstanding:
Basic	42,867	42,638
Diluted	43,863	44,136

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred at January 1, 2011 and 2010, respectively, nor is it necessarily indicative of future operating results.

Divestitures

During the year ended December 31, 2011, the Company disposed of three businesses, receiving an aggregate consideration of $3.2 million in cash and 27,260 shares of NFP common stock with a value of $0.3 million, which resulted in a gain on sale of businesses, net in the Company’s consolidated statements of operations. The Company also reduced its minority interest in an equity investment, receiving an aggregate consideration of $0.5 million in cash, and recognizing a net gain of $0.3 million, which is reflected in other, net under non-operating income and expenses in the Company’s consolidated statements of operations.

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

The remeasurement to fair value of NFP’s retained non-controlling interest resulted in a $10.8 million gain. The remeasurement to fair value of NFP’s retained non-controlling interest was calculated as follows:

(in thousands)	December 31, 2010
Fair value of retained non-controlling investment	$11,800
Carrying value of retained percentage of subsidiary:	992
Gain on retained non-controlling investment	$10,808

Note 15—Goodwill and other intangible assets

Goodwill

The changes in the carrying amount of goodwill are as follows:

	Corporate Client Group	Individual Client Group	Total
Balance as of January 1, 2011
Goodwill, net of accumulated amortization	$388,305	$319,069	$707,374
Prior years accumulated impairments	(351,442)	(295,038)	(646,480)

	36,863	24,031	60,894
Goodwill acquired during the year, including goodwill related to deferred tax liability of $2,867	35,773	—	35,773
Contingent consideration payments, firm disposals, firm restructures and other	5,443	80	5,523
Impairments of goodwill for the period	—	(151)	(151)

Total as of December 31, 2011	$78,240	$23,960	$102,039

	Corporate Client Group	Individual Client Group	Total
Balance as of January 1, 2010
Goodwill, net of accumulated amortization	$385,996	$324,371	$710,367
Prior years accumulated impairments	(351,442)	(295,038)	(646,480)

	34,554	29,333	63,887
Goodwill acquired during the year, including goodwill related to deferred tax liability of $29	806	30	836
Contingent consideration payments, firm disposals, firm restructures and other	1,503	(5,332)	(3,829)
Impairments of goodwill for the period	—	—	—

Total as of December 31, 2010	$36,863	$24,031	$60,894

Acquired intangible assets

	As of December 31, 2011
	Corporate Client Group		Individual Client Group		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing identified intangible assets:
Book of Business	$183,433	$(105,500)	$42,580	$(35,464)	$226,013	$(140,964)
Management Contracts	149,385	(40,634)	164,713	(56,490)	314,098	(97,124)
Institutional Customer Relationships	—	—	15,700	(5,887)	15,700	(5,887)
Non-Compete Agreement	3,783	(315)	—	—	3,783	(315)

Total	$336,601	$(146,449)	$222,993	$(97,841)	$559,594	$(244,290)

Non-amortizing intangible assets:
Goodwill	$79,120	$(585)	$24,857	$(1,353)	$103,977	$(1,938)
Trade name	723	(26)	4,097	(32)	4,820	(58)

Total	$79,843	$(611)	$28,954	$(1,385)	$108,797	$(1,996)

	As of December 31, 2010
	Corporate Client Group		Individual Client Group		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing identified intangible assets:
Book of Business	$164,719	$(90,188)	$45,191	$(34,758)	$209,910	$(124,946)
Management Contracts	145,237	(34,698)	180,578	(53,715)	325,815	(88,413)
Institutional Customer Relationships	—	—	15,700	(5,016)	15,700	(5,016)
Non-Compete Agreement	—	—	—	—	—	—

Total	$309,956	$(124,886)	$241,469	$(93,489)	$551,425	$(218,375)

Non-amortizing intangible assets:
Goodwill	$37,588	$(725)	$25,814	$(1,783)	$63,402	$(2,508)
Trade name	723	(26)	4,118	(32)	4,841	(58)

Total	$38,311	$(751)	$29,932	$(1,815)	$68,243	$(2,566)

Amortization expense for amortizing intangible assets for the year ended December 31, 2011, 2010 and 2009 was $32.5 million, $33.0 million and $36.6 million, respectively. Intangibles related to book of business, management contracts, institutional customer relationships, and non-compete agreements are being amortized over a 10-year, 25-year, 18-year, and 6-year period, respectively. Based on the Company’s acquisitions as of December 31, 2011, estimated amortization expense for each of the next five years is $32.5 million per year.

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

Under the income approach, management uses certain assumptions to determine the reporting unit’s fair value. The Company’s cash flow projections for each reporting unit are based on five-year financial forecasts. The five-year forecasts were based on quarterly financial forecasts developed internally by management for use in managing its business. The forecast assumes that revenue will stabilize and the Company will resume normalized long-term stable growth rates. The significant assumptions of these five-year forecasts included business-level budgets by quarter for the current year which are aggregated to produce reportable segment financial plans. These reportable segment budgets are then projected forward for four years using annual growth assumptions for revenue and expenses. The future cash flows were tax affected and discounted to present value using blended discount rates, ranging from 7.80% to 10.13%. Since NFP retains a cumulative preferred position in its businesses, NFP assigned a rate of return to that portion of its cash flow that would be represented by yields seen on preferred equity securities of 7.40%. For cash flows retained by NFP in excess of target earnings and below base earnings, NFP assigned a discount rate ranging from 7.40% to 14.56%. Terminal values for all reporting units were calculated using a Gordon growth methodology using blended discount rates ranging from 8.03% to 10.13% with a long-term growth rate of 3.0%.

On January 1, 2009, the Company adopted guidance related to accounting for non-financial assets and liabilities, which emphasizes market-based measurement, rather than entity-specific measurement, in calculating reporting unit fair value. In applying the market value approach, management derived an enterprise value of the Company as a whole as of December 31, 2011, taking into consideration NFP’s stock price, an appropriate equity premium and the current capital structure. The market value approach was used to derive the implied equity value of the entity as a whole which was then allocated to the segments based on the proportional fair value of each reporting unit derived using the income approach to the total entity fair value derived using the income approach.

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

The Company compared the carrying value of each business’s long-lived assets (book of business and management contract) to an estimate of their respective fair value. The fair value is based upon the amount at which the long-lived assets could be bought or sold in a current transaction between the Company and its principals, and or the present value of the assets’ future cash flow. For each business’ non-amortizing intangible assets, the Company compared the carrying value of each business to an estimate of its fair value. The fair value is based upon the amount at which the business could be bought or sold in a current transaction between the Company and its principals, and/or the present value of the assets’ future cash flows. Based upon these analyses, the following impairments of amortizing and non-amortizing intangible assets were recorded:

	Impairment loss as of December 31,
	2011	2010	2009
Amortizing identified intangible assets:
Management contract	$11,183	$2,793	$24,840
Book of business	358	108	2,080

Total	$11,541	$2,901	$26,920

Non-amortizing intangible assets:
Trade name	$13	—	$5,369
Goodwill	151	—	586,176

Total	$164	—	$591,545

During the years ended December 31, 2011 and 2010, long-lived assets held and used with a carrying amount of $327.0 million and $336.0 million, respectively, were written down to their respective fair values of $315.3 million and $333.1 million. This resulted in an impairment charge of $11.5 million and $2.9 million for amortizing intangibles, and $0.2 million and $0.0 million for non-amortizing intangibles, which was included in earnings for the years ended December 31, 2011 and 2010, respectively. The impairments in 2011 and 2010 related to certain intangible assets that were disposed.

During the year ended December 31, 2009, the Company’s market capitalization was significantly below its book value and the Company performed an impairment analysis on its goodwill and other intangible assets as well as its long lived assets of all of its reporting units. The analysis resulted in an impairment charge of $591.5 million for goodwill and trade name and $27.0 million for amortizing intangible long lived assets for the year ended December 31, 2009.

For the year ended December 31, 2011, NFP performed a Step 1 goodwill impairment test on the Company’s ICG reportable segment due to its continued declines in earnings, particularly related to market challenges in life insurance. NFP performed its impairment test on reporting units one level below the Company’s ICG reportable segment. As of December 31, 2011, NFP determined that the fair values of its reporting units in the ICG were in excess of the respective carrying values of net assets assigned to such reporting units. NFP will continue to monitor the expected future cash flows for reporting units within the ICG. If the expected cash flows of certain reporting units within the ICG continue to face market challenges in life insurance and their earnings continue to decline, or other negative business factors exist, the Company may be required to perform another Step 1 analysis and potentially a Step 2 analysis, which could result in a future impairment. As of December 31, 2011, there was approximately $17.0 million of goodwill related to these reporting units. If NFP performs a Step 2 goodwill impairment analysis, it will also be required to evaluate its intangible assets for impairment.

Note 16—Non-cash transactions

The following are non-cash activities:

	For the years ended December 31,
	2011	2010	2009
Net assets acquired (liabilities assumed) in connection with acquisitions	$873	$(625)	$(54)
Stock issued for contingent consideration	—	5,020	3,143
Stock repurchased, note receivable and satisfaction of an accrued liability in connection with divestitures of acquired firms	(312)	2,494	371
Stock repurchased in exchange for satisfaction of a note receivable, due from principals and/or certain entities they own and other assets	(697)	3,359	321
(Reduction in) from stock-based awards exercised/lapsed, net	(769)	(2,034)	(3,886)
Stock issued through employee stock purchase plan	874	863	—
Accrued liability for contingent consideration	5,900	1,412	14,298
Estimated acquisition earn-out payables recognized as an increase in goodwill	12,528	—	—

Note 17—Quarterly Financial Data (Unaudited)

The quarterly results of operations are summarized below:

	December 31	September 30	June 30	March 31
2011
Commissions and fees revenue	$289,162	$251,531	$239,435	$233,264
Income from operations	21,985	18,147	18,207	12,994
Net income	11,245	9,321	9,490	6,876
Earnings per share:
Basic	0.27	0.22	0.22	0.16
Diluted	0.27	0.21	0.21	0.15
2010
Commissions and fees revenue	$284,276	$237,478	234,890	225,273
Income from operations	25,099	2,241	22,778	15,586
Net income	15,269	8,230	12,069	6,990
Earnings per share:
Basic	0.35	0.19	0.28	0.17
Diluted	0.34	0.19	0.27	0.16

Note 18—Segment Information

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

•

The ICG is a leader in the delivery of independent life insurance, annuities, long-term care, and wealth transfer solutions for high net worth individuals. In evaluating their clients’ near-term and long-term financial goals, the ICG’s advisors serve wealth accumulation, preservation and transfer needs, including estate planning, business succession, charitable giving and financial advisory services.

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

Financial information relating to NFP’s reportable segments is as follows (in millions):

	Year Ended December 31, 2011
	Corporate Client Group	Individual Client Group	Advisor Services Group	Total
Revenue:
Commissions and fees	$412.2	$351.4	$249.8	$1,013.4

Operating expenses:
Commissions and fees	46.2	77.6	206.4	330.2
Compensation expense—employees	141.1	110.3	16.1	267.5
Fees to principals	73.9	62.0	—	135.9
Non-compensation expense	74.5	62.8	16.1	153.4
Amortization of intangibles	21.6	10.9	—	32.5
Depreciation	6.0	4.3	2.2	12.5
Impairment of goodwill and intangible assets	1.2	10.5	—	11.7
Gain on sale of businesses, net	(0.1)	(1.1)	—	(1.2)
Change in estimated acquisition earn-out payables	(0.4)	—	—	(0.4)

Total operating expenses	364.0	337.3	240.8	942.1

Income from operations	$48.2	$14.1	$9.0	$71.3

	Year Ended December 31, 2011
	Corporate Client Group	Individual Client Group	Advisor Services Group	Corporate Items and Eliminations	Total
Intangibles, net	$190.8	$129.3	$—	$—	$320.1
Goodwill, net	$78.5	$23.5	$—	$—	$102.0
Total Assets	$445.5	$214.5	$109.9	$124.3	$894.2

	Year Ended December 31, 2010
	Corporate Client Group	Individual Client Group	Advisor Services Group	Total
Revenue:
Commissions and fees	$387.9	$378.8	$215.2	$981.9

Operating expenses:
Commissions and fees	37.0	89.5	177.3	303.8
Compensation expense—employees	130.4	110.5	15.3	256.2
Fees to principals	80.8	81.2	—	162.0
Non-compensation expense	75.2	67.6	13.7	156.5
Amortization of intangibles	21.4	11.6	—	33.0
Depreciation	6.2	4.5	1.4	12.1
Impairment of goodwill and intangible assets	1.9	1.0	—	2.9
Gain on sale of businesses, net	(8.1)	(2.2)	—	(10.3)

Total operating expenses	344.8	363.7	207.7	916.2

Income from operations	$43.1	$15.1	$7.5	$65.7

	Year Ended December 31, 2010
	Corporate Client Group	Individual Client Group	Advisor Services Group	Corporate Items and Eliminations	Total
Intangibles, net	$185.7	$152.1	$—	$—	$337.8
Goodwill, net	$36.9	$24.0	$—	$—	$60.9
Total Assets	$403.9	$261.5	$98.9	$128.8	$893.1

	Year Ended December 31, 2009
	Corporate Client Group	Individual Client Group	Advisor Services Group	Total
Revenue:
Commissions and fees	$380.0	$397.3	$171.0	$948.3
Operating expenses:
Commissions and fees	34.4	84.3	145.2	263.9
Compensation expense—employees	132.5	119.8	16.0	268.3
Fees to principals	70.5	75.7	—	146.2
Non-compensation expense	75.8	77.2	6.5	159.5
Amortization of intangibles	23.0	13.6	—	36.6
Depreciation	9.3	8.8	1.2	19.3
Impairment of goodwill and intangible assets	354.4	264.1	—	618.5
Gain on sale of businesses, net	—	(2.1)	—	(2.1)

Total operating expenses	699.9	641.4	168.9	1,510.2

(Loss) income from operations	$(319.9)	$(244.1)	$2.1	$(561.9)

	Year Ended December 31, 2009
	Corporate Client Group	Individual Client Group	Advisor Services Group	Corporate Items and Eliminations	Total
Intangibles, net	$212.5	$167.0	$—	$—	$379.5
Goodwill, net	$34.6	$29.3	$—	$—	$63.9
Total Assets	$419.4	$279.5	$73.2	$97.2	$869.3

Note 19—Variable Interest Entities

In the ordinary course of business, the Company executes a strategy in acquiring businesses which aligns the goals of both the entrepreneur and the Company. NFP has historically utilized an acquisition model in which NFP acquired 100% of the equity of businesses on terms that were relatively standard across acquisitions. Acquisition price was determined by establishing a target business’s earnings, calculated by taking the target business’s annual earnings, before interest, taxes, depreciation and amortization, and adjusted for expenses that will not continue post-acquisition, such as compensation to former owners who become principals (“Target EBITDA”). The target business’s Target EBITDA is considered “target earnings,” a multiple of “base earnings.” Base earnings are the portion of target earnings in which NFP has a priority earnings position on a yearly basis. Historically, upfront acquisition consideration has been a multiple of base earnings, typically five to six times. Under certain circumstances, NFP has paid higher multiples due to the specific attributes of the target business or transaction that justified the higher value according to NFP estimates. Earnings in excess of target earnings are typically shared between NFP and the principals in the same ratio as base earnings to target earnings.

In this type of acquisition model, at the time of acquisition the business, the principals, an entity owned by the principals (a “Management Company”) and NFP typically enter into a management contract. Pursuant to the management contract, NFP generally has the contractual right to a percentage of Target EBITDA, with a priority interest in base earnings. NFP’s contractual rights may change through restructures. The principals/Management Company generally have the contractual right to the remaining percentage of Target EBITDA in the form of fees to principals, once the business achieves a minimum amount of base earnings. Post-acquisition, the principals continue to manage the day-to-day operations of the businesses actively for an initial five-year term, renewable annually thereafter, subject to termination for cause and supervisory oversight as required by applicable law and the terms of the management contracts. The principals also agree to certain non-competition and non-solicitation covenants during the term of the management contract and for a certain period thereafter.

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

Since the management contract generally represents a significant service arrangement for the Operating Companies and the associated fees to principals represent a significant amount of the entity’s cash flow as compared to the overall cash flow of the Operating Companies (generally 50% or more including incentives), the Management Companies have what is considered a variable interest in the Operating Companies. This variable interest thereby qualifies NFP’s Operating Companies as VIEs.

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

As part of its qualitative assessment, NFP has concluded that it maintains the power criterion since the Company directs the activities that impact the underlying economics of the Operating Company. One example of such an activity is that NFP’s Firm Operating Committee, which is composed of senior employees across NFP’s departments, is responsible for monitoring performance and allocating resources and capital to the Operating Companies. Further, since NFP maintains a priority earnings position in the Operating Company’s Target EBITDA (i.e., once the priority earnings position is satisfied, the principal will earn fees to principals which is recognized as an expense to NFP), and has the ability and obligation to absorb the losses of the Operating Company, NFP also meets the losses/benefits criterion.

Note 20—Subsequent events

Subsequent to December 31, 2011, the Company acquired AGS Benefits Group, LLC (“AGS Benefits”). Simultaneously with this acquisition, NFP acquired the management company of Dreyfuss & Birke, Ltd. (“NFP Dreyfuss & Birke”), a wholly-owned subsidiary of NFP since 2003, and combined NFP Dreyfuss & Birke with AGS Benefits. These combined operations have annualized revenue of approximately $18 million. Further information related to the accounting for this acquisition has not been disclosed, as the activities required to complete the initial accounting have not been completed as of the issuance date of these consolidated financial statements.

In connection with the buyout of this management contract, the Company will be recording an expense of $2.3 million in the consolidated statements of operations for the three months ending March 31, 2012.

On February 6, 2012, NFP’s Board of Directors authorized a new repurchase of up to $50.0 million of NFP’s common stock on the open market, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors, including the limitations under the 2010 Credit Facility, capital availability, share price and market conditions.