Form 10-Q
period 2012-03-31
NATIONAL FINANCIAL PARTNERS CORP
filed 2012-05-01
CIK 1183186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

The number of outstanding shares of the registrant’s Common Stock, $0.10 par value, as of April 25, 2012 was 40,603,708.

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

These forward-looking statements are based on management’s current views with respect to future results. Forward-looking statements are based on beliefs and assumptions made by management using currently-available information, such as market and industry materials, experts’ reports and opinions, and current financial trends. These statements are only predictions and are not guarantees of future performance. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by a forward-looking statement. These risks and uncertainties include, without limitation: (1) the ability of the Company to execute on its strategy of increasing recurring revenue and other business initiatives; (2) NFP’s ability, through its operating structure, to respond quickly to operational, financial or regulatory situations impacting its businesses; (3) the ability of the Company’s businesses to perform successfully following acquisition, including through the diversification of product and service offerings, and NFP’s ability to manage its business effectively and profitably through its principals and employees and through the Company’s reportable segments; (4) any losses that NFP may take with respect to dispositions, restructures or otherwise; (5) seasonality or an economic environment that results in fewer sales of financial products or services; (6) NFP’s success in acquiring and retaining high-quality independent financial services businesses and their managers and key producers; (7) changes in premiums and commission rates or the rates of other fees paid to the Company’s businesses, due to requirements related to medical loss ratios stemming from the Patient Protection and Affordable Care Act or otherwise; (8) NFP’s ability to operate effectively within the restrictive covenants of its credit facility; (9) changes that adversely affect NFP’s ability to manage its indebtedness or capital structure, including changes in interest rates or credit market conditions; (10) the impact of capital markets behavior, such as fluctuations in the price of NFP’s common stock, or the dilutive impact of capital raising efforts; (11) adverse results or other consequences from matters including litigation, arbitration, settlements, regulatory investigations or compliance initiatives, such as those related to business practices, compensation agreements with insurance companies, policy rescissions or chargebacks, or activities within the life settlements industry; (12) the impact of legislation or regulations on NFP’s businesses, such as the possible adoption of exclusive federal regulation over interstate insurers, the uncertain impact of legislation regulating the financial services industry, such as the recent Dodd-Frank Wall Street Reform and Consumer Protection Act, the impact of the adoption of the Patient Protection and Affordable Care Act and resulting changes in business practices, potential changes in estate tax laws, or changes in regulations affecting the value or use of benefits programs, any of which may adversely affect the demand for or profitability of the Company’s services; (13) adverse developments in the Company’s markets, such as those related to compensation agreements with insurance companies or activities within the life settlements industry, which could result in decreased sales of financial products or services; (14) the effectiveness or financial impact of NFP’s incentive plans; (15) the impact of the adoption or change in interpretation of certain accounting treatments or policies and changes in underlying assumptions relating to such treatments or policies, which may lead to adverse financial statement results; (16) the loss of services of key members of senior management; (17) failure by the Company’s broker-dealers to comply with net capital requirements; (18) the Company’s ability to compete against competitors with greater resources, such as those with greater name recognition; (19) developments in the availability, pricing, design, tax treatment or underwriting of insurance products, including insurance carriers’ potential change in accounting for deferred acquisition costs, revisions in mortality tables by life expectancy underwriters or changes in the Company’s relationships with insurance companies; (20) the reduction of the Company’s revenue and earnings due to the elimination or modification of compensation arrangements, including contingent compensation arrangements and the adoption of internal initiatives to enhance compensation transparency, including the transparency of fees paid for life settlements transactions; (21) the occurrence of adverse economic conditions or an adverse legal or regulatory climate in New York, Florida or California; and (22) the Company’s ability to effect smooth succession planning.

Additional factors are set forth in NFP’s filings with the Securities and Exchange Commission (the “SEC”), including its Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 13, 2012.

Forward-looking statements speak only as of the date on which they are made. NFP expressly disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I – Financial Information

Item 1. Financial Statements (Unaudited)

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(in thousands, except per share amounts)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$85,598	$135,239
Fiduciary funds - restricted related to premium trust accounts	73,969	75,503
Commissions, fees, and premiums receivable, net	102,482	119,945
Due from principals and/or certain entities they own	6,407	4,308
Notes receivable, net	4,729	4,224
Deferred tax assets	10,209	10,209
Other current assets	23,025	18,706

Total current assets	306,419	368,134

Property and equipment, net	32,142	33,937
Deferred tax assets	4,691	5,023
Intangibles, net	325,747	320,066
Goodwill, net	119,452	102,039
Notes receivable, net	24,262	23,661
Other non-current assets	42,965	41,307

Total assets	$855,678	$894,167

LIABILITIES
Current liabilities:
Premiums payable to insurance carriers	$72,952	$74,145
Current portion of long term debt	12,500	12,500
Income taxes payable	—	3,045
Due to principals and/or certain entities they own	12,843	37,886
Accounts payable	24,325	30,584
Accrued liabilities	55,056	70,855

Total current liabilities	177,676	229,015

Long term debt	105,625	93,750
Deferred tax liabilities	1,631	1,605
Convertible senior notes	93,044	91,887
Other non-current liabilities	77,064	71,960

Total liabilities	$455,040	$488,217

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value: Authorized 200,000 shares; none issued	—	—
Common stock, $0.10 par value: Authorized 180,000 shares; 47,024 and 46,656 issued and 40,585 and 40,749 outstanding, respectively	4,702	4,665
Additional paid-in capital	902,659	905,774
Accumulated deficit	(386,393)	(391,202)
Treasury stock, 6,439 and 5,907 shares, respectively, at cost	(119,448)	(112,278)
Accumulated other comprehensive loss	(882)	(1,009)

Total stockholders’ equity	400,638	405,950

Total liabilities and stockholders’ equity	$855,678	$894,167

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
Revenue:
Commissions and fees	$254,131	$233,264

Operating expenses:
Commissions and fees	$82,150	79,098
Compensation expense - employees	70,948	66,889
Fees to principals	29,207	24,619
Non-compensation expense	39,702	38,625
Amortization of intangibles	8,275	7,962
Depreciation	3,146	3,077
Impairment of goodwill and intangible assets	3,228	—
Gain on sale of businesses, net	(351)	—
Change in estimated acquisition earn-out payables	4,466	—
Management contract buyout	3,355	—

Total operating expenses	$244,126	220,270

Income from operations	10,005	12,994
Non-operating income and expenses
Interest income	629	974
Interest expense	(4,121)	(3,771)
Other, net	880	3,187

Non-operating income and expenses, net	(2,612)	390

Income before income taxes	7,393	13,384
Income tax expense	$1,775	6,508

Net income	5,618	6,876

Earnings per share:
Basic	$0.14	$0.16

Diluted	$0.13	$0.15

Weighted average shares outstanding:
Basic	40,518	43,785

Diluted	42,599	45,310

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited - in thousands)

	Three Months Ended March 31,
	2012	2011
Net income	$5,618	$6,876
Other comprehensive income, net of tax:
Foreign currency translation adjustments	102	96
Unrealized gain (loss) on cash flow hedge	25	(63)

Other comprehensive income, net of tax	127	33

Comprehensive income	$5,745	$6,909

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flow from operating activities:
Net income	$5,618	$6,876
Adjustments to reconcile net income to net cash used in operating activities:
Stock-based compensation	1,364	1,413
Impairment of goodwill and intangible assets	3,228	—
Amortization of intangibles	8,275	7,962
Depreciation	3,146	3,077
Accretion of senior convertible notes discount	1,157	1,044
Gain on sale of businesses, net	(351)	—
Change in estimated acquisition earn-out payables	4,466	—
Bad debt expense	—	567
Other, net	—	(478)
(Increase) decrease in operating assets:
Fiduciary funds-restricted related to premium trust accounts	1,827	6,336
Commissions, fees and premiums receivable, net	18,847	28,608
Due from principals and/or certain entities they own	(2,126)	1,844
Notes receivable, net – current	(707)	618
Other current assets	(4,293)	(9,182)
Notes receivable, net – non-current	(366)	(544)
Other non-current assets	(1,392)	628
Increase (decrease) in operating liabilities:
Premiums payable to insurance carriers	(1,454)	(8,093)
Income taxes payable	(3,045)	15
Due to principals and/or certain entities they own	(25,206)	(26,293)
Accounts payable	(7,851)	(18,054)
Accrued liabilities	(13,170)	(5,505)
Other non-current liabilities	(2,552)	3,222

Total adjustments	(20,203)	(12,815)

Net cash used in operating activities	(14,585)	(5,939)

Cash flow from investing activities:
Proceeds from disposal of businesses	352	—
Purchases of property and equipment, net	(1,279)	(2,082)
Payments for acquired firms, net of cash	(27,079)	(3,997)
Payments for contingent consideration	(6,520)	—

Net cash used in investing activities	(34,526)	(6,079)

Cash flow from financing activities:
Proceeds from draw down of revolving credit facility	15,000	—
Repayment of long term debt	(3,125)	(3,125)
(Payments for) proceeds from stock-based awards, including tax benefit	(804)	1,933
Shares cancelled to pay withholding taxes	(3,638)	(2,909)
Repurchase of common stock	(7,963)	—

Net cash used in financing activities	(530)	(4,101)

Net decrease in cash and cash equivalents	(49,641)	(16,119)
Cash and cash equivalents, beginning of the period	135,239	128,830

Cash and cash equivalents, end of the period	$85,598	$112,711

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$8,819	$7,353

Cash paid for interest	$1,034	$976

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

Note 2—Summary of Significant Accounting Policies

Basis of presentation

The unaudited interim consolidated financial statements of the Company included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes in accordance with GAAP for complete financial statements. In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments, which are of normal and recurring nature, necessary for a fair presentation of financial position, results of operations and cash flows of the Company for the interim periods presented and are not necessarily indicative of a full year’s results. The consolidated financial statements include the accounts of NFP and its majority-owned subsidiaries, its controlled subsidiaries and variable interest entities (“VIEs”) for which NFP is considered to be the primary beneficiary. All material intercompany balances and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2011, included in NFP’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 13, 2012 (the “2011 10-K”).

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

Recently adopted accounting guidance

Fair Value — In May 2011, new accounting guidance on fair value measurements was issued, which requires updates to fair value measurement disclosures to conform US GAAP and International Financial Reporting Standards. This guidance includes additional disclosure requirements about Level 3 fair value measurements and is effective for interim and annual periods beginning after December 15, 2011. The adoption of the new guidance did not affect the Company’s financial position, results of operations or cash flows, but required additional disclosure (see Note 11—Commitments and Contingencies—Contingent consideration arrangements).

Comprehensive Income — In June 2011, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance which requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The adoption of this guidance did not have a material effect on the Company’s condensed consolidated financial statements, but required a change in the presentation of the Company’s comprehensive income from the statement of stockholder’s equity, where it was previously disclosed. The Company elected to present a consolidated statement of comprehensive income separate from, but consecutive to, its consolidated statements of income.

Goodwill Impairment — In September 2011, the FASB issued authoritative guidance which simplifies goodwill impairment testing by allowing an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying value. An entity is no longer required to determine the fair value of a reporting unit unless it is more likely than not that the fair value is less than carrying value. The guidance was effective for the Company during the first quarter of 2012, and did not have an impact on the Company’s consolidated financial statements. At this time, the Company elected to bypass the qualitative assessment for its reporting unit and proceed directly to step one of the test and validate the conclusion by measuring fair value. The company can resume performing the qualitative assessment in any subsequent period (see “Note 5—Goodwill and other intangible assets—Impairment of goodwill and intangible assets”).

Income taxes

During the three months ended March 31, 2012, the Company’s unrecognized tax benefits for positions taken during the current period decreased by $1.0 million, and corresponding interest and penalties decreased by $0.9 million. The Company’s total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, increased by $0.5 million. The Company believes that it is reasonably possible that the total amounts of unrecognized tax benefits could significantly decrease within the next twelve months due to the settlement of state income tax audits and expiration of statutes of limitation in various federal and state and local jurisdictions, in an amount ranging from $2.5 million to $4.2 million based on current estimates.

Note 3— Earnings Per Share

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

Since the principal amount of the 2010 Notes will be settled in cash upon conversion, only amounts in excess of the principal amount are included in the calculation of diluted earnings per share. As such, the 2010 Notes only have an impact on diluted earnings per share if the weighted average market price of NFP’s common stock exceeds the conversion price of $12.87. Similarly, the warrants only have an impact on diluted earnings per share if the average market price of NFP’s common stock exceeds the exercise price of the warrants of $15.77. If the average market price of NFP’s common stock exceeds the conversion or exercise price, the Company includes the effect of the additional shares that may be issued upon conversion of the 2010 Notes or exercise of the warrants using the treasury stock method in the diluted earnings per share calculation. For the three months ended March 31, 2012 and 2011, NFP’s weighted average stock price was $15.25 and $13.60, respectively.

The call options to purchase NFP’s common stock, which were purchased to hedge against potential dilution upon conversion of the 2010 Notes (see “Note 7—Borrowings”), are not considered for purposes of calculating the total dilutive weighted average shares outstanding, as their effect would be anti-dilutive, if the weighted average market price of NFP’s common stock exceeds the strike price of $12.87. Upon exercise, the call options will mitigate the dilutive effect of the 2010 Notes.

The computations of basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2012	2011
Basic:
Net income	5,618	6,876

Average shares outstanding	40,518	43,769
Contingent consideration and incentive payments	—	16

Total	40,518	43,785

Basic earnings per share	$0.14	$0.16

Diluted:
Net income	$5,618	$6,876

Average shares outstanding	40,518	43,769
Contingent consideration and incentive payments	—	16
Stock-based compensation	561	1,002
Convertible senior notes	1,515	520
Other	5	3

Total	42,599	45,310

Diluted earnings per share	$0.13	$0.15

For the three months ended March 31, 2012 and March 31, 2011, the calculation of diluted earnings per share excluded approximately 0.9 million and 0.8 million shares of stock-based awards, respectively, because the effect would be anti-dilutive.

Note 4— Acquisitions and Divestitures

Acquisitions

During the three months ended March 31, 2012, NFP completed one acquisition and one sub-acquisition. The aggregate purchase price allocation of these acquisitions was $34.2 million, including $27.2 million of cash payments, the issuance of $0.2 million in notes payable and $6.8 million of recorded earn-out payables. During the same period in the previous year, NFP completed three sub-acquisitions. The aggregate purchase price of these acquisitions was $4.4 million, including $4.0 million of cash payments and $0.4 million of recorded earn-out payables.

For acquisitions completed after January 1, 2009, the recorded purchase price includes an estimation of the fair value of liabilities associated with any potential earn-out payment provisions associated with both short term and long term contingent consideration. Subsequent changes in the fair value of earn-out obligations are recorded in the consolidated statement of income when incurred. The fair value of earn-out payables are based on the present value of the expected future payments to be made to the sellers of the acquired businesses in accordance with the provisions outlined in the respective purchase agreements. The fair value of the earn-out payables are allocated to goodwill. In determining fair value of the contingent consideration, the acquired business’s future performance is estimated using financial projections for the acquired business developed by management. These are measured against the performance targets specified in each purchase agreement. The fair value of the Company’s earn-out payables are established using a simulation model in a risk neutral framework. For each simulation path, the earn-out payments are calculated and then discounted to the valuation date. The value of the earn-out is then estimated to be the arithmetic average of all paths.

Based on the acquisition date and the complexity of the underlying valuation work, certain amounts included in the Company’s consolidated financial statements may be provisional and thus subject to further adjustments within the permitted measurement period. The Company continues to evaluate certain assets and liabilities related to acquisitions completed during the recent periods. Changes to amounts recorded as assets or liabilities may result in a corresponding adjustment to goodwill.

The purchase price allocation, including direct costs, associated with acquisitions accounted for as purchases and the allocations thereof, are summarized as follows:

	Three Months Ended March 31,
	2012	2011
Consideration:
Cash	$27,203	$3,997
Note payable	165	—
Recorded earn-out payable	6,800	365

Total	$34,168	$4,362

Allocation of purchase price:
Net tangible assets	$69	$—
Cost assigned to intangibles:
Book of Business	$14,498	$1,328
Management Contract	—	2,025
Non-Compete Agreement	1,035	—
Goodwill, net of deferred taxes of $0.3 million in 2012 and $0.9 million in 2011	18,566	1,009

Total	$34,168	$4,362

The weighted average useful lives for the above acquired amortizable intangibles are as follows: book of businesses – 10 years; management contracts – 25 years; and non-compete agreements – 5-6 years.

For the acquisitions completed during the three months ended March 31, 2012, of the total goodwill of $18.6 million, $11.6 million is currently deductible for income tax purposes and $0.6 million is non-deductible. The remaining $6.4 million relates to the earn-out payables and will not be deductible until it is earned and paid. For the acquisitions completed during the three months ended March 31, 2011, of the total goodwill of $1.0 million, $0.4 million is currently deductible for income tax purposes and $0.6 million is non-deductible.

The results of operations for the acquisitions completed during 2012 have been combined with those of the Company since their respective acquisition dates. The total revenues and income before income taxes from the acquisitions completed during 2012 and included in the Company’s consolidated statement of income for the three months ended March 31, 2012 are $3.3 million and $0.9 million, respectively. If the acquisitions had occurred as of the beginning of the comparable prior annual reporting period, the Company’s estimated results of operations would be as shown in the following table:

(Pro-forma)	Three Months Ended March 31,
	2012	2011
Total revenues	$254,238	$236,636
Income before income taxes	7,414	14,307
Net income	5,631	7,448
Net income per share:
Basic	$0.14	$0.17
Diluted	$0.13	$0.16
Weighted average number of shares outstanding:
Basic	40,518	43,785
Diluted	42,599	45,310

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred at January 1, 2012 and 2011, respectively, nor is it necessarily indicative of future operating results.

For acquisitions consummated prior to January 1, 2009, additional consideration paid to sellers as a result of purchase agreement “earn-out” provisions are recorded as adjustments to purchase price when the contingencies are settled. For the three months ended March 31, 2012, the net additional consideration paid by the Company and already allocated to goodwill at December 31, 2011 was $6.5 million, all of which was paid in cash. For the three months ended March 31, 2011, the Company did not pay any amount in additional consideration.

For acquisitions consummated after January 1, 2009, the fair value of the estimated initial earn-out payable included in the purchase price allocation was based on NFP’s assessment, at the time of closing, of earnings levels during the earn-out period. In developing these estimates, the Company considered earnings projections, historical results, the general macroeconomic environment and industry trends. This fair value measurement is based on significant inputs, only some of which are observed in the market, and represents a Level 3 measurement. For the three months ended March 31, 2012, the Company paid $0.6 million in cash in connection with earn-out payables. For the three months ended March 31, 2011, no such cash payments were made.

As of March 31, 2012, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value using both observable and unobservable inputs. The resulting additions, payments and net changes on the estimated acquisition earn-out payables, for the three months ended March 31, 2012 and 2011, were as follows:

Change in estimated acquisition earn-out payables:	Three Months Ended March 31,
	2012	2011
Balance as of January 1, 2012	$13,120	$—
Additions to estimated acquisition earn-out payables	6,800	365
Payments for estimated acquisition earn-out payables	(640)	—
Net change in fair value on estimated acquisition earn-out payables	4,466	—
Purchase accounting adjustment	124	—

Balance as of March 31, 2012	$23,870	$365

Divestitures

During the three months ended March 31, 2012, the Company disposed of four businesses, receiving an aggregate consideration of $0.3 million in cash, and $0.3 million in promissory notes and receivables, which resulted in a gain on sale of businesses, net in the Company’s consolidated statements of income. During the three months ended March 31, 2011, the Company did not dispose of any businesses.

Change in estimate

For certain acquisitions completed during 2011, a separate intangible for non-compete agreements was recorded. Such non-compete agreements were valued based on the expected receipt of future economic benefits protected by clauses in the non-compete agreements that restrict competitive behavior. To value these non-compete agreements, the Company used a comparative business valuation method that evaluated the difference in the sum of the present value of future cash flows in two scenarios: (1) with the non-compete in place and (2) without the non-compete in place. Key assumptions utilized in this comparative business valuation method were significant unobservable inputs (Level 3), in which the Company estimated the probability of the amount of revenue and operating income that would be lost if these key employees were not bound by the non-compete agreements and joined or started a competing business. Other considerations included the potential losses resulting from such competition, the enforceability of the terms of the agreement, and the likelihood of competition in the absence of the agreement.

The preliminary allocation of the purchase price was based upon preliminary estimates and assumptions regarding information that NFP had at that time. Fair value estimates for purchase price allocations may change during the allowable measurement period, which is currently up to one year from the acquisition date. The key estimates included in the initial preliminary valuation were the probability of competition and the percentage of revenue lost due to competition. During the first quarter of 2012, NFP refined its estimate regarding the probability of competition by noting that the employee’s incentives to compete were lower than originally anticipated. This change had the effect of reallocating the purchase price amongst the intangibles and decreasing goodwill. The non-compete agreement was reduced by $3.2 million, the book of business increased by $5.1 million, the net adjustment to goodwill was $1.8 million, and the recorded earn-out payable increased by $0.1 million.

Note 5—Goodwill and other intangible assets

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2012 are as follows:

	Corporate Client Group	Individual Client Group	Total
Balance as of January 1, 2012
Goodwill, net of accumulated amortization	$429,521	$319,149	$748,670
Prior years accumulated impairments	(351,442)	(295,189)	(646,631)

	78,079	23,960	102,039
Goodwill acquired during the year, including goodwill related to deferred tax liability of $333	18,899	—	18,899
Contingent consideration accrual	270	—	270
Purchase accounting adjustments	(1,756)	—	(1,756)

Total as of March 31, 2012	$95,492	$23,960	$119,452

The Company recorded a measurement period adjustment to goodwill as a result of a revision in its estimate. See “Note 4— Acquisitions and Divestitures—Change in estimate”.

Acquired intangible assets

	As of March 31, 2012
	Corporate Client Group		Individual Client Group		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing identified intangible assets:
Book of Business	$203,033	$(109,855)	$39,470	$(33,139)	$242,503	$(142,994)
Management Contracts	146,044	(41,459)	161,374	(55,320)	307,418	(96,779)
Institutional Customer Relationships	—	—	15,700	(6,106)	15,700	(6,106)
Non-Compete Agreement	1,625	(383)	—	—	1,625	(383)

Total	$350,702	$(151,697)	$216,544	$(94,565)	$567,246	$(246,262)

Non-amortizing intangible assets:
Goodwill	$96,533	$(585)	$24,838	$(1,334)	$121,371	$(1,919)
Trade name	723	(26)	4,096	(30)	4,819	(56)

Total	$97,256	$(611)	$28,934	$(1,364)	$126,190	$(1,975)

	As of December 31, 2011
	Corporate		Individual
	Client Group		Client Group		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing identified intangible assets:
Book of Business	$183,433	$(105,500)	$42,580	$(35,464)	$226,013	$(140,964)
Management Contracts	149,385	(40,634)	164,713	(56,490)	314,098	(97,124)
Institutional Customer Relationships	—	—	15,700	(5,887)	15,700	(5,887)
Non-Compete Agreement	3,783	(315)	—	—	3,783	(315)

Total	$336,601	$(146,449)	$222,993	$(97,841)	$559,594	$(244,290)

Non-amortizing intangible assets:
Goodwill	$79,120	$(585)	$24,857	$(1,353)	$103,977	$(1,938)
Trade name	723	(26)	4,097	(32)	4,820	(58)

Total	$79,843	$(611)	$28,954	$(1,385)	$108,797	$(1,996)

Amortization expense for amortizing intangible assets for the three months ended March 31, 2012 was $8.3 million. Intangibles related to book of business, management contracts, institutional customer relationships and non-compete agreements are being amortized over a 10-year, 25-year, 18-year and a 5-6-year period, respectively. Based on the Company’s acquisitions as of March 31, 2012, estimated amortization expense for each of the next five years is $33.1 million per year.

Impairment of goodwill and intangible assets

The Company generally performs its recoverability test for its long-lived asset groups, along with goodwill and those intangible assets not subject to amortization, whenever events or changes in circumstances indicate that these carrying amounts may not be recoverable. Indicators at the business line level, which is considered a reporting unit for this analysis, include, but are not limited to, a significant deterioration in its operating cash flow compared to its financial plan or prior year performance, loss of key personnel, a decrease in NFP’s market capitalization below its book value, a change in the extent or manner in which the long lived asset is being used, or a current expectation that, more likely than not, a long lived asset will be sold or otherwise disposed of before the end of its previously estimated useful life, or in the case of goodwill an expectation that a reporting unit will be sold or otherwise disposed of. If one or more indicators of impairment exist, NFP performs an evaluation to identify potential impairments. If an impairment is identified, NFP measures and records the amount of impairment loss.

The Company established an internal long range financial plan for its individual business lines and measures the actual performance of its business lines against this financial plan. For the quarter ended March 31, 2012, NFP performed a Step 1 goodwill impairment test on the Company’s ICG reportable segment due to lower than planned results. NFP performed its impairment test on certain reporting units one level below the Company’s ICG reportable segment. As of March 31, 2012, NFP determined that the fair values of such reporting units in the ICG were in excess of their respective carrying values of net assets assigned to such reporting units. NFP will continue to monitor the expected future cash flows for these reporting units within the ICG. If the expected cash flows of certain reporting units within the ICG continue to face market challenges and their earnings continue to decline, or other negative business factors exist, the Company may be required to perform another Step 1 analysis and potentially a Step 2 analysis, which could result in a future impairment. The results of prior quarterly tests, including the test that was completed as of December 31, 2011, indicated that such ICG assets were recoverable, so no asset impairments were recognized, although it was disclosed in the 2011 10-K that continued degradation in pricing could result in future impairment losses. As of March 31, 2012, there was approximately $17.0 million of goodwill related to these reporting units. If NFP performs a Step 2 goodwill impairment analysis, it will also be required to evaluate its intangible assets for impairment.

Note 6—Notes Receivable, net

A rollforward of notes receivable for the three months ended March 31, 2012 consists of the following:

	As of December 31, 2011	New Notes	Discount	Paid down	Allowance increase on existing notes	As of March 31, 2012
Notes receivable from Principals and/or certain entities they own	$26,868	$3,425	$—	$(2,300)	$—	$27,993
Notes received in connection with dispositions	9,526	235	—	(322)	—	9,439
Other notes receivable	4,878	352	14	(368)	—	4,876

	41,272	4,012	14	(2,990)	—	42,308

Less: allowance for uncollectible notes	(13,387)	—	—	—	70	(13,317)

Total notes receivable, net	$27,885	$4,012	$14	$(2,990)	$70	$28,991

The following table represents the rollforward of the allowance for uncollectible notes for the three months ended March 31, 2012:

	As of December 31, 2011	Charge-offs	Recoveries	Allowance increase on existing notes	As of March 31, 2012
Notes receivable from Principals and/or certain entities they own	$(4,160)	$—	$73	$(54)	$(4,141)
Notes received in connection with dispositions	(7,177)	—	51	—	(7,126)
Other notes receivable	(2,050)	—	—	—	(2,050)

Total notes receivable, net	$(13,387)	$—	$124	$(54)	$(13,317)

Notes receivable bear interest at rates typically between 4% and 8% (with a weighted average of 6.4% at March 31, 2012), and 5% and 11% (with a weighted average of 8.0% at March 31, 2011), and mature at various dates through April 1, 2023. Notes receivable from principals and/or certain entities they own are taken on a full recourse basis to the principal and/or such entity.

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

An aging of past due notes receivable including interest outstanding at March 31, 2012 is as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due
Notes receivable from Principals and/or certain entities they own	$38	$49	$3,079	$3,166
Notes received in connection with dispositions	—	—	6,030	6,030
Other notes receivable	—	100	2,051	2,151

Total	$38	$149	$11,160	$11,347

Approximately $10.8 million of total past due balance is included in the allowance for uncollectible notes as of March 31, 2012. The remainder of the $13.3 million is determined based on a credit risk assessment of the borrowers.

Note 7—Borrowings

For a detailed discussion of: (i) the termination on July 8, 2010 of the credit agreement among NFP, the lenders party thereto and Bank of America, N.A., as administrative agent, dated as of August 22, 2006 (ii) the retirement of NFP’s 0.75% convertible senior notes due February 1, 2012 (the “2007 Notes”) pursuant to a cash tender offer and a privately-negotiated transaction (iii) the private placement of $125.0 million aggregate principal amount of 4.0% convertible senior notes due June 15, 2017 (the “2010 Notes”) and (iv) NFP’s entering into a $225.0 million credit agreement, dated July 8, 2010, among NFP, the lenders party thereto and Bank of America, N.A., as administrative agent, see “Note 7—Borrowings” in the 2011 10-K.

Issuance of 2010 Notes

The 2010 Notes are senior unsecured obligations and rank equally with NFP’s existing or future senior debt and senior to any subordinated debt. The 2010 Notes are structurally subordinated to all existing or future liabilities of NFP’s subsidiaries and will be effectively subordinated to existing or future secured indebtedness to the extent of the value of the collateral. The private placement of the 2010 Notes resulted in proceeds to NFP of $120.3 million, after certain fees and expenses, which were used to pay the net cost of certain convertible note hedge and warrant transactions. The initial conversion rate for the 2010 Notes was 77.6714 shares of common stock per $1,000 principal amount of 2010 Notes, equivalent to a conversion price of approximately $12.87 per share of common stock.

Concurrent with the issuance of the 2010 Notes, NFP entered into convertible note hedge and warrant transactions. The transactions are expected to reduce the potential dilution to NFP’s common stock upon future conversions of the 2010 Notes. Under the convertible note hedge, NFP purchased 125,000 call options for an aggregate premium of $33.9 million. Each call option entitles NFP to repurchase an equivalent number of shares issued upon conversion of the 2010 Notes at the same strike price (initially $12.87 per share), generally subject to the same adjustments. The call options expire on the maturity date of the 2010 Notes. NFP also sold warrants for an aggregate premium of $21.0 million. The warrants expire ratably over a period of 120 scheduled trading days between September 15, 2017 and March 8, 2018, on which dates, if not previously exercised, the warrants will be treated as automatically exercised if they are in the money. The warrants provide for net-share settlement, but NFP may elect cash settlement subject to certain conditions. The net cost of the convertible note hedge and warrants to NFP was $12.9 million. The economic impact of the convertible note hedge and warrants was to increase the conversion price of the 2010 Notes to approximately $15.77.

2010 Credit Facility

On July 8, 2010, NFP entered into a $225.0 million credit agreement, among NFP, the lenders party thereto and Bank of America, N.A., as administrative agent (the “2010 Credit Facility”). The 2010 Credit Facility is structured as (i) a $100.0 million four-year revolving credit facility that includes a $35.0 million sub-limit for standby letters of credit and a $10.0 million sub-limit for the issuance of swingline loans and (ii) a $125.0 million four-year term loan facility. The term loan facility requires 2.5% quarterly principal amortization payments, beginning on September 30, 2010, with the remaining balance of the term loan facility payable on the maturity date of the 2010 Credit Facility, which is July 8, 2014. On April 28, 2011, NFP entered into the First Amendment to the 2010 Credit Facility.

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

Scheduled long-term debt principal repayments under the 2010 Credit Facility, and total cash obligations under the 2010 Notes consist of the following:

	Total	2012	2013	2014	2015	2016	Thereafter through 2017
2010 Credit Facility	$118,125	$9,375	$12,500	$96,250	$—	$—	$—
2010 Notes	$152,292	$5,000	$5,000	$5,000	$5,000	$5,000	$127,292

Total obligations	$270,417	$14,375	$17,500	$101,250	$5,000	$5,000	$127,292

The 2010 Credit Facility provides for the issuance of letters of credit of up to $35.0 million on NFP’s behalf, provided that, after giving effect to the letters of credit, NFP’s available borrowing amount is greater than zero. The Company was contingently obligated for letters of credit in the amount of less than $0.1 million as of March 31, 2012. During the three months ended March 31, 2012, the Company made drawings under the $100.0 million revolving credit facility of $15.0 million.

As of March 31, 2012, the year-to-date weighted average interest rate for NFP’s 2010 Credit Facility was 3.42%. The liability and equity components related to the 2010 Notes consist of the following:

	March 31, 2012	December 31, 2011
Principal amount of the liability component	$125,000	$125,000
Unamortized debt discount	(31,956)	(33,113)

Net carrying amount of the liability component	93,044	91,887

Carrying amount of the equity component	39,578	39,578

The unamortized debt discount will be amortized as additional interest expense through June 15, 2017. The equity component associated with the 2010 Notes is reflected as an increase to additional paid-in capital.

Note 8 – Derivative Instruments and Hedging Activities

In connection with the 2010 Credit Facility, NFP executed a one-month LIBOR interest rate swap on July 14, 2010 to hedge $50.0 million of general corporate variable debt based on one-month LIBOR, beginning on April 14, 2011. The swap has been designated as a hedging instrument in a cash flow hedge by effectively converting a portion of the variable rate debt to a fixed rate basis.

The following table provides a summary of the fair value and balance sheet classification of the swap:

	March 31, 2012	December 31, 2011
Other non-current liabilities	$1,669	$1,710
Accumulated other comprehensive loss, net of tax of $658 in 2012, and $674 in 2011	1,011	1,036

The fair value measurement is classified within Level 2 of the hierarchy as an observable market input was readily available as the basis for the fair value measurement.

Note 9—Stockholders’ equity

The changes in stockholders’ equity during the three months ended March 31, 2012 are summarized as follows:

	Common shares outstanding	Par value	Additional paid-in capital	Accumulated deficit	Treasury stock	Accumulated other comprehensive loss	Total
Balance at December 31, 2011	40,749	$4,665	$905,774	$(391,202)	$(112,278)	$(1,009)	$405,950

Net Income	—	—	—	5,618	—	—	5,618
Translation adjustments, net of tax effect of $(10)	—	—	—	—	—	102	102
Unrealized gain on cash flow hedge, net of tax effect of $(16)	—	—	—	—	—	25	25
Common stock repurchased	(553)	—	—	—	(8,165)	—	(8,165)
Stock issued through Employee Stock Purchase Plan	21	—	—	(809)	995	—	186
Stock-based awards exercised/lapsed, including tax benefit	368	37	(841)	—	—	—	(804)
Shares cancelled to pay withholding taxes	—	—	(3,638)	—	—	—	(3,638)
Amortization of unearned stock-based compensation, net of cancellations	—	—	1,364	—	—	—	1,364

Balance at March 31, 2012	40,585	$4,702	$902,659	$(386,393)	$(119,448)	$(882)	$400,638

Stock repurchases

On April 28, 2011, NFP’s Board of Directors (the “Board”) authorized the repurchase of up to $50.0 million of NFP’s common stock on the open market, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased was dependent on a variety of factors, including capital availability, share price and market conditions. This repurchase program was completed on February 6, 2012, resulting in 3,992,799 shares being repurchased at an average cost of $12.45 per share and a total cost of approximately $49.7 million. The Company currently intends to hold the repurchased shares as treasury stock.

For the three months ended March 31, 2012, NFP also reacquired 12,295 shares relating to the satisfaction of promissory notes, shares from amounts due from principals and/or certain entities they own.

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

Stock-based awards issued to the Company’s employees are classified as equity awards. The Company accounts for equity classified stock-based awards issued to its employees based on the fair value of the award on the date of grant and recorded as an expense as part of compensation expense - employees in the consolidated statements of income. The expense is recorded ratably over the service period, which is generally the vesting period. The offsetting entry is to additional paid in capital in stockholders’ equity.

Stock-based awards issued to the Company’s principals are classified as liability awards, as principals are non-employees. The Company has not issued stock-based awards to its principals since the accelerated vesting of certain RSUs in 2010. The Company accounted for liability classified stock-based awards issued to its principals as part of fees to principals expense in the consolidated statements of income. Liability classified stock-based compensation was adjusted each reporting period to account for subsequent changes in the fair value of NFP’s common stock. As of March 31, 2012, the Company did not have any outstanding liability awards.

All stock-based compensation related to firm employees and activities and principals have been included in operating expenses. Summarized below is the amount of stock-based compensation expensed in the consolidated statements of income:

	Three Months Ended March 31,
	2012	2011
Operating expenses:
Compensation expense	$1,364	$1,383
Fees to principals	—	30

Total stock-based compensation cost	$1,364	$1,413

As of March 31, 2012, there was approximately $12.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of three years.

Note 10—Non-cash transactions

The following are non-cash activities:

	Three Months Ended March 31,
	2012	2011
Net assets acquired in connection with acquisitions	$69	$—
Stock repurchased, note receivable and satisfaction of an accrued liability in connection with divestitures of acquired firms	(88)	—
Stock repurchased in exchange for satisfaction of a note receivable, due from principals and/or certain entities they own and other assets	(114)	(284)
Excess tax benefit from stock-based awards exercised/lapsed, net	1,073	1,046
Stock issued through employee stock purchase plan	186	177
Accrued liability for contingent consideration	270	365
Estimated acquisition earn-out payables recognized as an increase in goodwill	6,800	—

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

Subsequent to March 31, 2012, the Company entered into a settlement agreement with Security Life of Denver Insurance Company (“Security Life of Denver”) and various unaffiliated individuals and corporate entities concerning a 2010 placement of insurance policies, for which NFP and its subsidiaries provided services. While the services generated approximately $13.0 million from Security Life of Denver that resulted in payments to the various participants in the transaction, the settlement agreement requires the settling parties to repay Security Life of Denver $11.0 million in the aggregate. Of this amount, the Company has paid approximately $5.5 million and is obligated to pay an additional $3.0 million on or before June 15, 2012. However, other participants in the transaction are obligated to reimburse the Company a total of $6.0 million, such that the aggregate net contribution of the Company toward the settlement will be $2.5 million, which was previously reserved by the Company as a loss contingency. The Company has taken an additional loss contingency of $0.5 million in connection with the collectability of such $6.0 million. The settlement agreement provides for full and complete mutual releases among the settling parties to the extent full payment is made to the insurance carrier on or before June 15, 2012.

From time to time, NFP’s subsidiaries received subpoenas and other informational requests from governmental authorities. The Company has cooperated and will continue to cooperate fully with all governmental agencies. Management continues to believe that the resolution of these governmental inquiries will not have a material adverse impact on the Company’s consolidated financial position.

The Company cannot predict at this time the effect that any other current or future regulatory activity, investigations or litigation will have on its business. Given the current regulatory environment and the number of its subsidiaries operating in local markets throughout the country and Canada, it is possible that the Company will become subject to further governmental inquiries and subpoenas and have lawsuits filed against it. The Company’s ultimate liability, if any, in connection with these matters and any possible future such matters is uncertain and subject to contingencies that are not yet known.

Contingent consideration arrangements

As discussed in “Note 4—Acquisitions and Divestitures,” for acquisitions consummated prior to January 1, 2009, contingent consideration is considered to be additional purchase consideration and is accounted for as part of the purchase price allocation of the Company’s acquired businesses when the outcome of the contingency is determined beyond a reasonable doubt. Consequently, contingent consideration paid to the former owners of the businesses is considered to be additional purchase consideration. For acquisitions completed after January 1, 2009, earn-out payables are recorded at fair value at the acquisition date and are included on that basis in the purchase price consideration at the time of the acquisition, with subsequent changes recorded in the consolidated statements of operations, based on current estimates. As of March 31, 2012, the maximum future contingency payments related to all acquisitions totaled $63.9 million, of which $0.6 million related to acquisitions consummated prior to January 1, 2009 and $63.3 million related to acquisitions consummated subsequent to January 1, 2009.

As of March 31, 2012, the estimated earn-out payable was $23.9 million, of which $7.3 million was recorded as current liabilities and $16.6 million was recorded as non-current liabilities.

In determining fair value of the contingent consideration, the acquired business’s future performance is estimated using financial projections for the acquired business developed by management. These are measured against the performance targets specified in each purchase agreement. The fair value of the Company’s earn-out payables are established using a simulation model in a risk neutral framework. For each simulation path, the earn-out payments are calculated and then discounted to the valuation date. The value of the earn-out is then estimated to be the arithmetic average of all paths.

Unobservable inputs used in Level 3 fair value measurements at March 31, 2012, are summarized below:

		Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at March 31, 2012	Valuation Techniques	Unobservable Input	Range
Estimated earn-out payable	$23,870	Monte Carlo Simulation	Forecasted growth rates	2.0% - 15.0%
			Volatility	24.3% - 35.8%

The significant unobservable inputs used in the fair value measurement of the Company’s estimated earn out payable are the (1) forecasted growth rates over the measurement period, and the (2) volatility of earnings. Significant increases (decreases) in the Company’s forecasted growth rates over the measurement period, and expected volatility would result in a higher (lower) fair value measurement. A change in one of the inputs would not necessarily result in a directionally similar change in the other.

Incentive Plans

As of March 31, 2012, NFP maintained two incentive plans for principals and certain employees of its businesses, the Annual Principal Incentive Plan (the “PIP”) and the Revised Long-Term Incentive Plan (the “RTIP”), each of which is discussed below. Certain employees participate in employee-specific bonus programs that are earned on specified growth thresholds.

The Annual Principal Incentive Plan

A 2012 PIP is in place for the 12-month performance period of January 1, 2012 through December 31, 2012 (the “2012 PIP”), the terms of which are materially consistent with previous PIPs as previously disclosed in NFP’s 2011 10-K. As of March 31, 2012, the Company has accrued $3.3 million within fees to principals expense relating to the 2012 PIP.

During the first quarter of 2012, the Company paid out $7.3 million in cash relating to the prior year’s PIP.

The Revised Long-Term Incentive Plan

The RTIP covers the three-year period from January 1, 2011 through December 31, 2013 and is based on a modified calculation of applicable thresholds over this period. NFP’s Executive Management Committee, in its sole discretion, may adjust the calculation of the RTIP as necessary to account for changed business circumstances. As of March 31, 2012, the Company has not accrued any amounts within fees to principals expense relating to the RTIP, since the Company did not reach the applicable thresholds during the second plan year. The Company does not anticipate that amounts relating to the RTIP will be accrued within fees to principals in remaining plan years, given the applicable thresholds in place. However, to the extent target thresholds are achieved, plan participants may be eligible for cash payments in the first quarter of 2014.

Note 12—Segment Information

The Company’s three reportable segments provide distinct products and services to different client bases. The Company’s main source of revenue from its reportable segments is commissions and fees revenue from the sale of products and services. Each reportable segment is separately managed and has separate financial information evaluated regularly by the Company’s chief operating decision maker in determining resource allocation and assessing performance. The Company’s three reportable segments are the CCG, the ICG and the ASG.

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

Financial information relating to NFP’s reportable segments is as follows:

Three Months Ended March 31, 2012	Corporate Client Group	Individual Client Group	Advisor Services Group	Total
Revenue:
Commissions and fees	$112,089	$80,593	$61,449	254,131

Operating expenses:
Commissions and fees	13,334	18,577	50,239	82,150
Compensation expense - employees	38,733	28,113	4,102	70,948
Fees to principals	16,026	13,181	—	29,207
Non-compensation expense	19,465	16,011	4,226	39,702
Amortization of intangibles	5,909	2,366	—	8,275
Depreciation	1,427	1,012	707	3,146
Impairment of goodwill and intangible assets	2,680	548	—	3,228
Loss (Gain) on sale of businesses, net	46	(397)	—	(351)
Change in estimated acquisition earn-out payables	4,466	—	—	4,466
Management contract buyout	3,355	—	—	3,355

Total operating expenses	105,441	79,411	59,274	244,126

Income from operations	$6,648	$1,182	$2,175	$10,005

At March 31, 2012	Corporate Client Group	Individual Client Group	Advisor Services Group	Corporate Items and Eliminations	Total
Intangibles, net	$199,702	$126,045	$—	$—	$325,747
Goodwill, net	$95,948	$23,504	$—	$—	$119,452
Total assets	$474,934	$201,768	$68,016	$110,960	$855,678

Three Months Ended March 31, 2011	Corporate Client Group	Individual Client Group	Advisor Services Group	Total
Revenue:
Commissions and fees	$95,550	$77,753	$59,961	$233,264

Operating expenses:
Commissions and fees	10,995	18,390	49,713	79,098
Compensation expense - employees	33,915	28,960	4,014	66,889
Fees to principals	14,513	10,106	—	24,619
Non-compensation expense	18,136	17,016	3,473	38,625
Amortization of intangibles	5,151	2,811	—	7,962
Depreciation	1,624	1,155	298	3,077

Total operating expenses	84,334	78,438	57,498	220,270

Income from operations	$11,216	$(685)	$2,463	$12,994

At December 31, 2011	Corporate Client Group	Individual Client Group	Advisor Services Group	Corporate Items and Eliminations	Total
Intangibles, net	$190,849	$129,217	$—	$—	$320,066
Goodwill, net	$78,535	$23,504	$—	$—	$102,039
Total assets	$445,529	$214,424	$109,891	$124,323	$894,167

Note 13—Subsequent Events

Subsequent to March 31, 2012, the Company acquired the remaining outstanding interests of Nemco Group, LLC (“Nemco”). Prior to this transaction, NFP owned a 38% minority preferred interest in Nemco. Also subsequent to March 31, 2012, the Company acquired Ameribonds Surety & Insurance Services through NFP Property and Casualty Services, Inc. The upfront consideration for both acquisitions was paid in cash and no stock was issued.

Further information related to the accounting for these acquisitions has not been disclosed, as the activities required to complete the initial accounting have not been completed as of the issuance date of these consolidated financial statements.

Subsequent to March 31, 2012, the Company entered into a settlement agreement with Security Life of Denver and various unaffiliated individuals and corporate entities concerning a 2010 placement of insurance policies, for which NFP and its subsidiaries provided services. While the services generated approximately $13.0 million from Security Life of Denver that resulted in payments to the various participants in the transaction, the settlement agreement requires the settling parties to repay Security Life of Denver $11.0 million in the aggregate. Of this amount, the Company has paid approximately $5.5 million and is obligated to pay an additional $3.0 million on or before June 15, 2012. However, other participants in the transaction are obligated to reimburse the Company a total of $6.0 million, such that the aggregate net contribution of the Company toward the settlement will be $2.5 million, which was previously reserved by the Company as a loss contingency. The Company has taken an additional loss contingency of $0.5 million in connection with the collectability of such $6.0 million. The settlement agreement provides for full and complete mutual releases among the settling parties to the extent full payment is made to the insurance carrier on or before June 15, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements (Unaudited) of the Company and the related notes contained elsewhere in this report. In addition to historical information, this discussion includes forward-looking information that involves risks and assumptions, which could cause actual results to differ materially from management’s expectations. See “Forward-Looking Statements” included elsewhere in this report.

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

Founded in 1998, the Company has grown organically and through acquisitions, operating in the independent distribution channel. This distribution channel offers independent advisors the flexibility to sell products and services from multiple non-affiliated providers to deliver objective, comprehensive solutions. The number of products and services available to independent advisors is large and can lead to a fragmented marketplace. NFP facilitates the efficient sale of products and services in this marketplace by using its scale and market position to contract with leading product providers. These relationships foster access to a broad array of insurance and financial products and services as well as underwriting support and operational services. In addition, the Company is able to operate effectively in this distribution channel by leveraging financial and intellectual capital, technology solutions, the diversification of product and service offerings and regulatory compliance support across the Company. The Company’s marketing and wholesale organizations also provide an independent distribution channel for benefits, insurance and investment products and services, serving both third-party affiliates as well as member NFP-owned businesses.

NFP is organized into three reportable segments: the CCG, the ICG and the ASG. The CCG is one of the leading corporate benefits advisors in the middle market, offering independent solutions for health and welfare, retirement planning, executive benefits and property and casualty insurance. The ICG is a leader in the delivery of independent life insurance, annuities, long-term care and wealth transfer solutions for high net worth individuals and includes wholesale life brokerage, retail life and wealth management services. The ASG, including NFPSI, a leading independent broker-dealer and corporate registered investment advisor, serves independent financial advisors whose clients are high net worth individuals and companies, by offering broker-dealer and asset management products and services. The ASG attracts financial advisors seeking to provide clients with sophisticated resources and an open choice of products. NFP promotes collaboration among its business lines to provide its clients the advantages of a single coordinated resource to address their corporate and individual benefits, insurance and wealth management planning needs.

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

The economic environment remains challenging and many economic indicators continue to point to a slow and uneven recovery. This uncertain environment has reduced the demand for the Company’s services and the products the Company distributes, particularly in the life insurance market. 2010’s temporary estate tax laws have also had a continuing impact on the high net worth life insurance market by increasing the value of the estate that is exempt from federal estate tax and thereby decreasing the size of the target market.

Reportable Segments

Corporate Client Group

The CCG is one of the leading corporate benefits advisors in the middle market, offering independent solutions for health and welfare, retirement planning, executive benefits and property and casualty insurance. The CCG serves corporate clients by providing advisory and brokerage services related to the planning and administration of benefits plans that take into account the overall business profile and needs of the corporate client. The CCG accounted for approximately 44.1% and 41.0% of NFP’s revenue for the three months ended March 31, 2012 and 2011, respectively. The CCG has organized its operations by region in order to facilitate the sharing of resources and investments among its advisors to address clients’ needs.

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

The corporate benefits business line accounted for approximately 76.9% and 83.4% of the CCG’s revenue for the three months ended March 31, 2012 and 2011, respectively. Generally, corporate benefits are available to a broad base of employees within an organization and include products and services such as group medical and disability insurance, group life insurance and retirement planning. The corporate benefits business line consists of both retail and wholesale benefits operations. These businesses have access to advanced benchmarking and analysis tools and comprehensive support services which are provided to both NFP-owned businesses and non-owned entities through NFP Benefits Partners. NFP Benefits Partners is a division of NFP Insurance Services, Inc. (“NFPISI”), a licensed insurance agency and an insurance marketing organization wholly owned by NFP.

The executive benefits business line accounted for approximately 13.2% and 10.9% of the CCG’s revenue for the three months ended March 31, 2012 and 2011, respectively. Executive benefits products and services provide employers with the ability to establish plans that create or reinstate benefits for highly-compensated employees, typically through non-qualified plans or disability plans. Clients may utilize a corporate-owned life insurance funding strategy to finance future compensation due under these plans. The executive benefits business line consists of NFP-owned businesses and non-owned entities that pay membership fees for membership in one of NFP’s marketing and wholesale organizations.

The property and casualty business line accounted for approximately 9.9% and 5.7% of the CCG’s revenue for the three months ended March 31, 2012 and 2011, respectively. Property and casualty products and services provide risk management capabilities to businesses and individuals by protecting against property damage, the associated interruption of business and related expenses, or against other damages incurred in the normal course of operations. Effective July 1, 2011, NFP Property and Casualty Services, Inc., one of NFP’s wholly-owned businesses, acquired Lapre Scali & Company Insurance Services, LLC, a property and casualty insurance brokerage. In addition to managing their own operations, NFP’s property and casualty resources are positioned to serve NFP’s businesses and members of NFP’s marketing and wholesale organizations with commercial, personal and surety line capabilities.

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

Individual Client Group

The ICG is a leader in the delivery of independent life insurance, annuities, long-term care and wealth transfer solutions for high net worth individuals. In evaluating their clients’ near-term and long-term financial goals, the ICG’s advisors serve wealth accumulation, preservation and transfer needs, including estate planning, business succession, charitable giving and financial advisory services. The ICG accounted for 31.7% and 33.3% of NFP’s revenue for the three months ended March 31, 2012 and 2011, respectively. The ICG operates through its marketing organization, PartnersFinancial, its wholesale life brokerage businesses, consisting of Highland Capital Brokerage, Inc. and other NFP-owned brokerage general agencies, as well as through its retail life and wealth management business lines.

The marketing organization and wholesale life brokerage business line accounted for approximately 52.1% and 56.1% of the ICG’s revenue for the three months ended March 31, 2012 and 2011, respectively. Annual fees are paid for membership in PartnersFinancial, which develops relationships and contracts with selected preferred insurance carriers, earning override commissions when those contracts are used. The ICG is supported by shared service technology investments, product management department, advanced case design team, underwriting advocacy specialists, training and marketing services. Highland Capital Brokerage, Inc. has a significant focus on financial institutions, providing point of sale and insurance marketing support. Highland Capital Brokerage, Inc. and the ICG’s other wholesale life brokerage businesses operate through a brokerage general agency model that provides brokers, typically either independent life insurance advisors or institutions, support as needed. The independent life insurance advisors or institutions then distribute life insurance products and services directly to individual clients. The support provided by the wholesale life brokerage businesses may include underwriting, marketing, point of sale, case management, advanced case design, compliance or technical support.

The ICG’s retail life business line accounted for 27.3% and 24.7% of the ICG’s revenue for the three months ended March 31, 2012 and 2011, respectively. The retail life business line provides individual clients with life insurance products and services and consists of NFP-owned businesses.

The ICG’s wealth management business line accounted for 20.6% and 19.2% of the ICG’s revenue for the three months ended March 31, 2012 and 2011, respectively. The ICG’s wealth management business line provides retail financial services to individual clients. This business line consists of NFP-owned businesses.

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

Advisor Services Group

The ASG serves independent financial advisors whose clients are high net worth individuals and companies by offering broker-dealer and asset management products and services through NFPSI, NFP’s corporate registered investment advisor and independent broker-dealer. The ASG attracts financial advisors seeking to provide clients with sophisticated resources and an open choice of products. The ASG accounted for 24.2% and 25.7% of NFP’s revenue for the three months ended March 31, 2012 and 2011, respectively.

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

Management Contract Buyouts

NFP has also recently completed “management contract buyouts.” In these transactions, NFP either purchases the entity (the “Management Company”) that is owned by the principals and is a party to the management contract, with the right to receive a portion of the business’s Target EBITDA (as defined below), or purchases a principal’s economic interest in the management contract. In either scenario, NFP ends up acquiring a greater economic interest in the business than it had prior to the management contract buyout. The principals of such businesses who enter into the management contract buyouts with NFP generally become employees of the business who are party to employment contracts, and are subject to certain non-competition and non-solicitation covenants during the term of the employment contract and for a certain period thereafter. Incentive compensation is also a component of the employment contract. To the extent a principal exits the business after a management contract buyout, NFP has appropriate personnel in place to continue managing such business. Management contract buyouts generally result in an expense to NFP. Management contract buyouts are contemplated typically in businesses with higher levels of recurring revenue and where NFP has had a successful working relationship with the former principals or where appropriate personnel is in place to continue managing such business. Additional payments may be paid to the former principals upon the satisfaction of certain compounded growth rate thresholds following the closing of the transaction.

Acquisition Model—Management Contract

NFP has historically utilized an acquisition model in which NFP acquired businesses on terms that were relatively standard across acquisitions. Acquisition price was determined by establishing a target business’s earnings, calculated by taking the target business’s annual earnings, before interest, taxes, depreciation and amortization and adjusted for expenses that will not continue post-acquisition, such as compensation to former owners who become principals (“Target EBITDA”). The target business’s Target EBITDA is considered “target earnings,” a multiple of “base earnings.” Base earnings are the portion of target earnings in which NFP has a priority earnings position on a yearly basis. Historically, upfront acquisition consideration has been a multiple of base earnings, typically five to six times. Under certain circumstances, NFP has paid higher multiples due to the specific attributes of the target business or transaction that justified the higher value according to NFP estimates. Earnings in excess of target earnings are typically shared between NFP and the principals in the same ratio as base earnings to target earnings. Additional contingent consideration may be paid to the former owners of the business upon the satisfaction of certain compounded growth rate thresholds following the closing of the acquisition.

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

Employees

As of March 31, 2012, the Company had approximately 2,800 employees. NFP believes that its relations with the Company’s employees are generally satisfactory. None of the Company’s employees are represented by a union.

Results of Operations

The Company earns revenue that consists primarily of commissions and fees earned from the sale of financial products and services to its clients. The Company also incurs commissions and fees expense and compensation and non-compensation expense in the course of earning revenue. The Company refers to revenue earned by the Company’s businesses less the operating expenses of its businesses and allocated shared expenses associated with shared corporate resources as income (loss) from operations. The Company’s operating expenses include commissions and fees, compensation expense - employees, fees to principals, non-compensation expense, amortization of intangibles, depreciation, impairment of goodwill and intangible assets, (gain) loss on sale of businesses, net, change in estimated acquisition earn-out payables and management contract buyout. Prior to the 2011 10-K, NFP referred to “compensation expense - employees” as “compensation expense” and referred to “fees to principals” as “management fees.”

Information with respect to all sources of revenue, income (loss) from operations and Adjusted EBITDA by reportable segment for the three months ended March 31, 2012 and March 31, 2011 is presented below (in thousands).

	Three Months Ended
	March 31, 2012	March 31, 2011
Revenue
Commissions and fees
Corporate Client Group	$112,089	$95,550
Individual Client Group	80,593	77,753
Advisor Services Group	61,449	59,961

Total	$254,131	$233,264

Income (loss) from operations
Corporate Client Group	$6,648	$11,216
Individual Client Group	1,182	(685)
Advisor Services Group	2,175	2,463

Total	$10,005	$12,994

Adjusted EBITDA
Corporate Client Group	$24,531	$17,991
Individual Client Group	4,711	3,281
Advisor Services Group	2,882	2,761

Total	$32,124	$24,033

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

Management believes that the presentation of Adjusted EBITDA provides useful information to investors because Adjusted EBITDA reflects the underlying performance and profitability of the Company’s business by excluding items that do not have a current cash impact and are therefore not representative of the Company’s current operating performance. Additionally, Adjusted EBITDA excludes certain items that are unusual in nature or not comparable from period to period. The Company uses Adjusted EBITDA as a measure of operating performance (in an individual business line, segment and consolidated basis); for planning purposes, including the preparation of budgets and forecasts; as the basis for allocating resources to enhance the performance of the Company’s businesses; to evaluate the effectiveness of its business strategies; as a factor in shaping the Company’s acquisition activity; and as a factor in determining compensation and incentives to employees.

The Company believes that the use of Adjusted EBITDA provides an additional meaningful method of evaluating certain aspects of the Company’s operating performance from period to period on a basis that may not be otherwise apparent under GAAP when used in addition to, and not in lieu of, GAAP measures.

A reconciliation of Adjusted EBITDA to its GAAP counterpart on a consolidated and segment basis for the three months ended March 31, 2012 and March 31, 2011 is provided in the tables below. The reconciliation of Adjusted EBITDA per reportable segment does not include the following items, which are not allocated to any of the Company’s reportable segments: income tax expense, interest income, interest expense, gain on early extinguishment of debt and other, net. These items are included in the reconciliation of Adjusted EBITDA to net income on a consolidated basis.

	Consolidated Three Months Ended March 31,
	2012	2011
Adjusted EBITDA Reconciliation
Net income	$5,618	$6,876
Income tax expense	1,775	6,508
Interest income	(629)	(974)
Interest expense	4,121	3,771
Other, net	(880)	(3,187)

Income from operations	$10,005	$12,994
Amortization of intangibles	8,275	7,962
Depreciation	3,146	3,077
Impairment of goodwill and intangible assets	3,228	—
Gain on sale of businesses, net	(351)	—
Change in estimated acquisition earn-out payables	4,466	—
Management contract buyout	3,355	—

Adjusted EBITDA	$32,124	$24,033

Adjusted EBITDA as a % of revenue	12.6%	10.3%

	Corporate Client Group Three Months Ended March 31,
	2012	2011
Adjusted EBITDA Reconciliation
Income from operations	$6,648	$11,216
Amortization of intangibles	5,909	5,151
Depreciation	1,427	1,624
Impairment of goodwill and intangible assets	2,680	—
Loss on sale of businesses, net	46	—
Change in estimated acquisition earn-out payables	4,466	—
Management contract buyout	3,355	—

Adjusted EBITDA	$24,531	$17,991

Adjusted EBITDA as a % of revenue	21.9%	18.8%

	Individual Client Group Three Months Ended March 31,
	2012	2011
Adjusted EBITDA Reconciliation
Income (loss) from operations	$1,182	$(685)
Amortization of intangibles	2,366	2,811
Depreciation	1,012	1,155
Impairment of goodwill and intangible assets	548	—
Gain on sale of businesses, net	(397)	—

Adjusted EBITDA	$4,711	$3,281

Adjusted EBITDA as a % of revenue	5.8%	4.2%

	Advisor Services Group Three Months Ended March 31,
	2012	2011
Adjusted EBITDA Reconciliation
Income from operations	$2,175	$2,463
Depreciation	707	298

Adjusted EBITDA	$2,882	$2,761

Adjusted EBITDA as a % of revenue	4.7%	4.6%

Overview of the three months ended March 31, 2012 compared with the three months ended March 31, 2011

During the three months ended March 31, 2012, revenue increased $20.9 million, or 8.9%, as compared to the three months ended March 31, 2011. The revenue increase was driven by revenue increases within the CCG, ICG and ASG of $16.5 million, $2.8 million, and $1.5 million, respectively. Results in the CCG included commissions and fees revenue from acquisitions of $9.7 million that had no comparable operations in the same period of 2011. Excluding the impact of dispositions of $1.3 million, overall revenue from existing businesses in the CCG increased by $8.1 million due to new clients and product sales. Increased revenue for the ICG was driven by first year sales in certain businesses. Results in the ASG were driven by an increase in sales on products relating to alternative investments and a slight increase in assets under management, offset by declines in variable universal life and certain registered investment advisory fees.

Income from operations decreased $3.0 million, or 23.0%, in the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. The decrease in income from operations was driven by a $4.5 million change in estimated acquisition payables related to net adjustments in the estimated fair market values of earn-out obligations due to revised projections of future performance and actual results for certain acquisitions completed in 2011 and 2012, and a $3.4 million expense for the buyout of two management contracts. Both the CCG and ICG experienced an increase in fees to principals, driven in part by improved revenue performance, as well as an increase in the PIP expense due to performance and changed seasonality in the incentive plan. Compensation expense – employees also increased within the CCG due to acquisitions that had no comparable operations in 2011. These decreases were partially offset by an increase in revenue across all segments.

Adjusted EBITDA for the three months ended March 31, 2012 was $32.1 million, compared to $24.0 million for the three months ended March 31, 2011, an increase of 33.7%. As a percentage of revenue, the Adjusted EBITDA margin for the three months ended March 31, 2012 was 12.6% compared to 10.3% in the comparable period last year. CCG Adjusted EBITDA increased with revenue growth from existing businesses as well as due to newly-acquired businesses that had no comparable operations in 2011, while overall operating expenses increased to partially offset the revenue increases. ICG Adjusted EBITDA increased with revenue growth, outpacing operating expenses. Due to expansion efforts and a growth in revenue, ASG Adjusted EBITDA remained relatively flat period to period.

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

Operating expenses

With respect to its operating results, NFP provides the following ratios in the discussion that follows: (i) commission expense ratio, (ii) total compensation expense ratio and (iii) non-compensation expense ratio. The commission expense ratio is derived by dividing commissions and fees expense by revenue. The total compensation expense ratio is derived by dividing the sum of compensation expense - employees and fees to principals by revenue. The non-compensation expense ratio is derived by dividing non-compensation expense by revenue. Included within the CCG, ICG and ASG’s revenue are amounts recorded to eliminate intercompany revenue between the Company’s business lines.

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

Compensation expense - employees. The Company’s businesses incur operating expenses related to compensating producing and non-producing staff. In addition, NFP allocates compensation expense - employees associated with corporate shared services to NFP’s three reportable segments largely based on performance of the segments and other reasonable assumptions and estimates as it relates to the corporate shared services support of the operating segments. Compensation expense - employees includes both cash and stock-based compensation. NFP records share-based payments related to employees and activities as well as allocated amounts from its corporate shared services to compensation expense - employees as a component of compensation expense - employees.

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

Fees to principals also include an accrual for certain performance-based incentive amounts payable under the PIP and the RTIP. For a more detailed discussion of NFP’s incentive plans, see “Note 11—Commitments and Contingencies—Incentive Plans” to the Company’s Consolidated Financial Statements (Unaudited) contained in this report.

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

Impairment of goodwill and intangible assets. The Company evaluates its amortizing (long-lived assets) and non-amortizing intangible assets for impairment in accordance with GAAP. See “Note 5—Goodwill and Other Intangible Assets” to the Company’s Consolidated Financial Statements (Unaudited) contained in this report.

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

Management contract buyout. NFP may seek to acquire an additional economic interest in one of its existing firms. In these transactions, NFP purchases the entity owned by the principals and party to the management contract that had a right to a portion of the business’s Target EBITDA, or purchases a principal’s economic interest in the management contract, in either scenario acquiring a greater economic interest in a business than originally structured. The principals of such businesses who have their interests purchased generally become employees who are party to employment contracts, and are subject to certain non-competition and non-solicitation covenants during the term of the employment contract and for a certain period thereafter. The acquisition of this greater economic interest will be treated for accounting purposes as the settlement of an executory contract in a business combination between parties with a preexisting relationship and expensed as part of corporate and other expenses.

Incentive Plans

NFP views incentive plans as an essential component in compensating principals and as a way to activate growth across the Company. For a more detailed discussion of NFP’s incentive plans, see “Note 11—Commitments and Contingencies—Incentive Plans” to the Company’s Consolidated Financial Statements (Unaudited) contained in this report.

Corporate Client Group

The CCG accounted for 44.1% of NFP’s revenue for the three months ended March 31, 2012. The financial information below relates to the CCG for the periods presented:

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Revenue:
Commissions and fees	$112,089	$95,550	$16,539	17.3%

Operating expenses:
Commissions and fees	13,334	10,995	2,339	21.3%
Compensation expense - employees	38,733	33,915	4,818	14.2%
Fees to principals	16,026	14,513	1,513	10.4%
Non-compensation expense	19,465	18,136	1,329	7.3%
Amortization of intangibles	5,909	5,151	758	14.7%
Depreciation	1,427	1,624	(197)	-12.1%
Impairment of goodwill and intangible assets	2,680	—	2,680	N/M
Loss on sale of businesses, net	46	—	46	N/M
Change in estimated acquistion earn-out payables	4,466	—	4,466	N/M
Management contract buyout	3,355	—	3,355	N/M

Total operating expenses	105,441	84,334	21,107	25.0%

Income from operations	$6,648	$11,216	$(4,568)	-40.7%

Commission expense ratio	11.9%	11.5%
Total compensation expense ratio	48.9%	50.7%
Non-compensation expense ratio	17.4%	19.0%

N/M indicates the metric is not meaningful

Three months ended March 31, 2012 compared with the three months ended March 31, 2011

Summary

Income from operations. Income from operations decreased $4.6 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Income from operations decreased due to an overall increase in operating expenses, in particular operating expenses of impairments, change in estimated acquisition earn-out payables and management contract buyouts, for which there were no comparable expenses in the prior period. These increases in expenses were partially offset by an increase in commissions and fees revenue.

Revenue

Commissions and fees. Commissions and fees revenue for the three months ended March 31, 2012 increased $16.5 million, as compared to the three months ended March 31, 2011, of which approximately $9.7 million represented commissions and fees revenue from acquisitions that had no comparable operations in 2011. Excluding the impact of dispositions of $1.3 million, overall revenue in the CCG increased by $8.1 million due to growth at existing businesses, driven by new clients, product sales and increased profit contingency and other performance bonuses.

Operating expenses

Commissions and fees. Commissions and fees expense increased $2.3 million for the three months ended March 31, 2012 compared with the same period last year, of which approximately $1.0 million represented commissions and fees expense from acquisitions that had no comparable operations in 2011. Excluding the impact of these acquisitions, the increase was largely attributable to the growth in businesses with higher commission expense ratios and restructures from management contract buyouts, where fees to principals were converted into commission payments.

Compensation expense - employees. Compensation expense - employees increased $4.8 million for the three months ended March 31, 2012 compared with the same period in the prior year. Approximately $4.3 million of the increase represented compensation expense - employees from acquisitions that had no comparable operations in 2011. After the impact from divested businesses of $0.5 million, compensation expense - employees increased by $1.0 million, due to increased headcount at existing businesses and increases in salaries and wages.

Fees to principals. Fees to principals increased $1.5 million in the three months ended March 31, 2012 compared with the same period last year. The increase in fees to principals is a result of an increase in earnings performance as well as an increase in the PIP expense due to performance and changed seasonality in the incentive plan.

The total compensation expense ratio was 48.9% for the three months ended March 31, 2012 compared with 50.7% for the three months ended March 31, 2011. The decrease in total compensation expense ratio was attributable to revenue growth exceeding the growth in fees to principals.

Non-compensation expense. Non-compensation expense increased $1.3 million for the three months ended March 31, 2012 compared with the same period in the prior year. Approximately $1.5 million of the increase represented non-compensation expense from acquisitions that had no comparable operations in 2011. The non-compensation expense ratio was 17.4% for the three months ended March 31, 2012 compared with 19.0% for the three months ended March 31, 2011.

Amortization of intangibles. Amortization expense increased as a result of a 8.6% increase in amortizing intangibles primarily from acquisitions.

Depreciation. Depreciation expense decreased $0.2 million for the three months ended March 31, 2012, as compared with the same period last year.

Impairment of goodwill and intangible assets. The impairment of goodwill and intangible assets of $2.7 million in 2012 related to a management contract buyout.

Loss on sale of businesses. During the three months ended March 31, 2012, the CCG recognized a loss of less than $0.1 million on the disposition of one business. During the three months ended March 31, 2011, there were no such dispositions.

Change in estimated acquisition earn-out payables. The change in estimated acquisition earn-out payables expense as reported in the three months ended March 31, 2012 compared to the three months ended March 31, 2011 was due to the fact that no material acquisitions were completed between 2009 and the first quarter of 2011. During 2012, the CCG recognized $4.5 million of expense related to net adjustments in the estimated fair market values of earn-out obligations related to the revised projections of future performance and the actual results for certain acquisitions completed in 2011 and 2012. The fair values of the estimated acquisition earn-out payables was increased during the first quarter of 2012 since certain acquisitions are performing at a level better than originally estimated based on original projections.

Management contract buyout. During the three months ended March 31, 2012, the CCG recognized a $3.4 million expense related to two management contract buyouts. During the three months ended March 31, 2011, there were no such buyouts.

Individual Client Group

The ICG accounted for 31.7% of NFP’s revenue for the three months ended March 31, 2012. The financial information below relates to the ICG for the periods presented:

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Revenue:
Commissions and fees	$80,593	$77,753	$2,840	3.7%

Operating expenses:
Commissions and fees	18,577	18,390	187	1.0%
Compensation expense - employees	28,113	28,960	(847)	-2.9%
Fees to principals	13,181	10,106	3,075	30.4%
Non-compensation expense	16,011	17,016	(1,005)	-5.9%
Amortization of intangibles	2,366	2,811	(445)	-15.8%
Depreciation	1,012	1,155	(143)	-12.4%
Impairment of goodwill and intangible assets	548	—	548	N/M
Gain on sale of businesses, net	(397)	—	(397)	N/M

Total operating expenses	79,411	78,438	973	1.2%

Income (loss) from operations	$1,182	$(685)	$1,867	272.6%

Commission expense ratio	23.1%	23.7%
Total compensation expense ratio	51.2%	50.2%
Non-compensation expense ratio	19.9%	21.9%

Three months ended March 31, 2012 compared with the three months ended March 31, 2011

Summary

Income (loss) from operations. Income from operations increased $1.9 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The increase in income from operations is due to an increase in commissions and fees revenue and gain on sale of businesses, net, as well as decreases in compensation expense – employees, non-compensation expense, amortization of intangibles, and depreciation, partially offset by an increase in fees to principals, and impairments.

Revenue

Commissions and fees. Commissions and fees revenue increased $2.8 million for the three months ended March 31, 2012 as compared with the three months ended March 31, 2011. Excluding the impact of dispositions of $2.5 million, revenue from existing businesses within the ICG increased by $5.3 million. Results in the ICG were driven by first year sales and improvements in certain life insurance businesses.

Operating expenses

Commissions and fees. Commissions and fees expense increased $0.2 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The commission expense ratio was 23.1% in the three months ended March 31, 2012 compared with 23.7% in the three months ended March 31, 2011.

Compensation expense - employees. Compensation expense - employees decreased $0.8 million for the three months ended March 31, 2012 compared with the same period in the prior year. After the impact from a divested business of $0.9 million, compensation expense - employees remained relatively flat.

Fees to principals. Fees to principals increased $3.1 million for the three months ended March 31, 2012 as compared with the three months ended March 31, 2011. The increase is a result of improved earnings performance as well as an increase in the PIP expense due to performance and changed seasonality in the incentive plan.

The total compensation expense ratio was 51.2% for the three months ended March 31, 2012 compared with 50.2% for the three months ended March 31, 2011. The increase in the total compensation expense ratio is primarily the result of the increase in fees to principals.

Non-compensation expense. Non-compensation expense decreased $1.0 million for the three months ended March 31, 2012 as compared with the three months ended March 31, 2011. Disposed businesses contributed to a decline of $0.6 million in non-compensation expense.

Amortization of intangibles. Amortization expense declined $0.4 million for the three months ended March 31, 2012 as compared with the three months ended March 31, 2011. Amortization expense declined as a result of a 16.0% decrease in amortizing intangible assets resulting primarily from dispositions and impairments.

Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets increased $0.5 million for the three months ended March 31, 2012 as compared with the three months ended March 31, 2011. The impairments in 2012 related to two firms that are anticipated to be sold in the second quarter of 2012.

Gain on sale of businesses. During the three months ended March 31, 2012, the ICG recognized a net gain from the disposition of three subsidiaries of $0.4 million. During the three months ended March 31, 2011, there were no such dispositions.

Advisor Services Group

The ASG accounted for 24.2% of NFP’s revenue for the three months ended March 31, 2012. The financial information below relates to the ASG for the periods presented:

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Revenue:
Commissions and fees	$61,449	$59,961	$1,488	2.5%

Operating expenses:
Commissions and fees	50,239	49,713	526	1.1%
Compensation expense - employees	4,102	4,014	88	2.2%
Non-compensation expense	4,226	3,473	753	21.7%
Depreciation	707	298	409	137.2%

Total operating expenses	59,274	57,498	1,776	3.1%

Income from operations	$2,175	$2,463	$(288)	-11.7%

Commission expense ratio	81.8%	82.9%
Total compensation expense ratio	6.7%	6.7%
Non-compensation expense ratio	6.9%	5.8%

Three months ended March 31, 2012 compared with the three months ended March 31, 2011

Summary

Income from operations. Income from operations decreased $0.3 million for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. The decrease in income from operations was due to increases in compensation expense – employees, non-compensation expense, depreciation expense and commissions and fees expense, partially offset by an increase in commissions and fees revenue.

Revenue

Commissions and fees. Commissions and fees revenue increased $1.5 million for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. Results in the ASG were driven by an increase in sales on products relating to alternative investments and a slight increase in assets under management, offset by declines in variable universal life and certain registered investment advisory fees. Assets under management for the ASG increased 2.4% to $10.1 billion as of March 31, 2012 compared to $9.9 billion as of March 31, 2011.

Operating expenses

Commissions and fees. Commissions and fees expense increased $0.5 million for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011.

Compensation expense - employees. Compensation expense - employees remained relatively flat with an increase less than $0.1 million for the three months ended March 31, 2012 compared with the same period in the prior year. The total compensation expense ratio was 6.7% for the three months ended March 31, 2012 and 2011.

Non-compensation expense. Non-compensation expense increased $0.8 million for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011. The non-compensation expense ratio was 6.9% for the three months ended March 31, 2012, as compared with 5.8% for the three months ended March 31, 2011. The increase primarily related to increases in professional and regulatory-related fees.

Depreciation. Depreciation expense increased $0.4 million for the three months ended March 31, 2012, as compared with the same period last year. The increase in depreciation resulted from increases in capital expenditures for the ASG due to enhancements in technology offerings provided to advisors.

Corporate Items

The financial information below relates to items not allocated to any of NFP’s three reportable segments for the periods presented:

	Three Months Ended March 31,
	2012	2011	$ Change	% Change
Consolidated income from operations	$10,005	$12,994	$(2,989)	-23.0%

Interest income	629	974	(345)	-35.4%
Interest expense	(4,121)	(3,771)	(350)	9.3%
Other, net	880	3,187	(2,307)	-72.4%

Non-operating income and expenses, net	(2,612)	390	(3,002)	-769.7%
Income before income taxes	7,393	13,384	(5,991)	-44.8%
Income tax expense	1,775	6,508	(4,733)	-72.7%

Net income	$5,618	$6,876	$(1,258)	-18.3%

Three months ended March 31, 2012 compared with the three months ended March 31, 2011

Interest income. Interest income decreased $0.3 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. Interest income decreased mainly due to the satisfaction of promissory notes by principals.

Interest expense. Interest expense increased $0.4 million for the first quarter of 2012 as compared to the first quarter of 2011. Interest expense increased primarily due to NFP’s execution of its one-month LIBOR interest rate swap on July 14, 2010 to hedge $50.0 million of general corporate variable debt, based on one-month LIBOR, which began on April 14, 2011 (the “Swap”). The Swap contributed $0.2 million to the increase in interest expense as the swap commenced in the second quarter of 2011.

Other, net. Other, net, which primarily consists of income from equity method investments, rental income and net expenses relating to the settlement or reserving of legal matters, decreased $2.3 million for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011. The decrease is the result of the Company receiving $1.0 million for the satisfaction of amounts due from a principal in the same prior period and the recording of provisions on loss contingencies of $1.0 million.

Income tax expense. Income tax expense was $1.8 million in the three months ended March 31, 2012 compared with income tax expense of $6.5 million in the same period during the prior year. The effective tax rate for the first quarter of 2012 was 24.0%. This compares with an effective tax rate of 48.6% for the first quarter of 2011. The effective tax rate for the first quarter of 2012 was lower than the effective tax rate for the first quarter of 2011 primarily due to a reduction in unrecognized tax benefits due to statute lapse and the corresponding reduction of interest and penalties. The estimated effective tax rate may be affected by future impairments, restructurings, state tax changes and factors which may be recognized as discrete items in the quarters in which they arise and, as a result, may impact income tax expense both in terms of absolute dollars and as a percentage of income before income taxes.

Liquidity and Capital Resources

Liquidity refers to the ability of an enterprise to generate adequate amounts of cash to meet its needs for cash. NFP derives liquidity primarily from cash generated by the Company’s businesses and from financing activities. For a detailed discussion of NFP’s recapitalization transactions, which took place in 2010, see “Note 7—Borrowings” in the 2011 10-K.

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

This borrowing pattern did not occur in 2011 because cash flow was sufficient to fund fees to principals of firms that performed in excess of target earnings and acquisitions occurred primarily in the third quarter. In addition, the cash balance on hand at the beginning of the year was higher than it had been in the previous several years.

This historical borrowing pattern returned in the first quarter of 2012 and the Company borrowed from its credit facility in order to (i) satisfy payables due to principals for fees and incentives earned at year end and paid out during the first quarter of 2012, (ii) pay the consideration required to close certain acquisitions and management contract buyouts during the first quarter of 2012 and (iii) complete its common stock repurchase plan that was authorized by NFP’s Board of Directors on April 28, 2011.

A summary of the changes in cash flow data is provided as follows:

	Three Months Ended March 31,
(in thousands)	2012	2011
Net cash flows provided by (used in):
Operating activities	$(14,585)	$(5,939)
Investing activities	(34,526)	(6,079)
Financing activities	(530)	(4,101)

Net increase in cash and cash equivalents	(49,641)	(16,119)
Cash and cash equivalents - beginning of period	135,239	128,830

Cash and cash equivalents - end of period	$85,598	$112,711

NFP periodically assesses the impact of market developments, including reviewing access to liquidity in the capital and credit markets. Given NFP’s recapitalization transactions, which took place in 2010, the Company anticipates that short/medium-term liquidity and capital needs have currently been addressed, although such needs may change in the future. Further, the Company’s ability to access capital is subject to the restrictions in the 2010 Credit Facility; see “Risk Factors—The Company’s business may be adversely affected by restrictions and limitations under its credit facility. Changes in the Company’s ability to access capital could adversely affect the Company’s operations” in the 2011 10-K. To the extent that financing needs change due to changing business needs, or to the extent the general economic environment changes, an evaluation of access to the credit markets and capital will be performed. Continuing uncertain conditions in these markets may adversely affect the Company.

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

This repurchase program was completed on February 6, 2012, resulting in 3,992,799 shares being repurchased at an average cost of $12.45 per share and a total cost of approximately $49.7 million. See also “Note 9—Stockholders’ Equity—Stock Repurchases” to the Company’s Consolidated Financial Statements (Unaudited) contained in this report.

On February 6, 2012, NFP’s Board authorized a new repurchase of up to $50.0 million of NFP’s common stock on the open market, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors, including the limitations under the 2010 Credit Facility, capital availability, share price and market conditions.

Operating Activities

During the three months ended March 31, 2012, cash used in operating activities was approximately $14.6 million compared with $5.9 million for the three months ended March 31, 2011. The increase in cash used for the three months ended March 31, 2012 as compared with the prior period was primarily due to a decrease in accrued liabilities relating to the payout of the PIP, in the amount of $7.3 million, as the Company aligned the previous PIP with the 2011 calendar year. During 2011, no PIP payments were made since the plan commenced on October 1, 2010 and ended on December 31, 2011. In addition, the company completed the buyout of two management contracts, in the amount of $3.4 million, during the quarter contributing to the decline in cash over the prior period. These declines were partially offset by an increase in net income adjusted for non-cash expenses.

Some of the Company’s businesses maintain premium trust accounts in a fiduciary capacity, which represent payments collected from policyholders on behalf of carriers. These funds cannot be used for general corporate purposes, and should not be considered a source of liquidity for the Company. Funds held in these accounts are invested in cash, cash equivalents and securities purchased under resale agreements overnight. At March 31, 2012, the Company had cash, cash equivalents and securities purchased under resale agreements in premium trust accounts listed as fiduciary funds on its balance sheet of $74.0 million, a decrease of $1.5 million from the balance of $75.5 million as of December 31, 2011, offset by a corresponding premium payable to carriers of $73.0 million at March 31, 2012 compared with $74.1 million at December 31, 2011. Changes in these accounts are the result of timing of payments collected from insureds on behalf of insurance carriers.

Investing Activities

During the three months ended March 31, 2012, cash used in investing activities was $34.5 million, which was primarily due to $27.1 million paid as payments for acquisitions, net of cash, $1.3 million paid for purchases of property and equipment and $6.5 million paid for contingent consideration payments. During the three months ended March 31, 2011, cash used in investing activities was $6.1 million, which was primarily due to $2.1 million paid for purchases of property and equipment and approximately $4.0 million paid as payments for businesses, net of cash acquired.

Financing Activities

During the three months ended March 31, 2012, cash used in financing activities was approximately $0.5 million compared with $4.1 million during the prior year period. Cash used in financing activities consisted mainly of repurchases on common stock of $8.0 million, net payments on long-term borrowings under the 2010 Credit Facility of $3.1 million, and net payments for stock-based awards, including shares cancelled to pay withholding taxes, of $4.4 million, which were partially offset by net proceeds from revolver borrowings of $15.0 million.

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

In connection with the 2010 Credit Facility, NFP is exposed to changes in the benchmark interest rate, which is the London Interbank Offered Rate (“LIBOR”). To reduce this exposure, NFP executed the Swap on July 14, 2010 to hedge $50.0 million of general corporate variable debt based on one-month LIBOR, beginning on April 14, 2011. The Swap has been designated as a hedging instrument in a cash flow hedge of interest payments on $50.0 million of borrowings under the term loan portion of the 2010 Credit Facility by effectively converting a portion of the variable rate debt to a fixed rate basis. The Company manages the Swap’s counterparty exposure by considering the credit rating of the counterparty, the size of the Swap, and other financial commitments and exposures between the Company and the counterparty. The Swap is transacted under International Swaps and Derivatives Association (ISDA) documentation. See “Note 8—Derivative Instruments and Hedging Activities” to the Company’s Consolidated Financial Statements (Unaudited) contained in this report.

Based on the weighted average borrowings under NFP’s 2010 Credit Facility and prior credit agreement among NFP, the lenders party thereto and Bank of America, N.A., as administrative agent, dated as of August 22, 2006 and terminated July 8, 2010, during the three months ended March 31, 2012 and 2011, respectively, a change in short-term interest rates of 100 basis points would have affected the Company’s pre-tax income by approximately $1.2 million in 2012 and 2011.

The Company is further exposed to short-term interest rate risk because it holds cash and cash equivalents. These funds are denoted in fiduciary funds—restricted related to premium trust accounts. These funds cannot be used for general corporate purposes, and should not be considered a source of liquidity for the Company. Based on the weighted average amount of cash, cash equivalents and securities held in fiduciary funds—restricted related to premium trust accounts, a change in short-term interest rates of 100 basis points would have affected the Company’s pre-tax income by approximately $1.8 million in 2012 and $1.9 million in 2011.

The Company is exposed to credit risk from over-advanced fees to principals paid to principals and promissory notes related thereto. The Company records a reserve for its promissory notes and over-advanced fees to principals based on historical experience and expected trends. The Company also performs ongoing evaluations of the creditworthiness of its principals based on the firms’ business activities. If the financial condition of the Company’s principals were to deteriorate, resulting in an inability to make payment, additional allowances may be required. See “Note 6—Notes receivable, net” to the Company’s Consolidated Financial Statements (Unaudited) contained in this report.

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

Finally, in connection with the offering of the 2010 Notes, NFP entered into the convertible note hedge and warrant transactions. Such convertible note hedge and warrant transactions are intended to lessen or eliminate the potential dilutive effect of the conversion feature of the 2010 Notes on NFP’s common stock. See “Note 7—Borrowings—Issuance of 2010 Notes” to the Company’s Consolidated Financial Statements (Unaudited) contained in this report.

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

Management has not identified any changes in NFP’s internal control over financial reporting that occurred during the quarter that would have materially affected, or are reasonably likely to materially affect, NFP’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

The information set forth under “Note 11—Commitments and Contingencies—Legal matters” to the Company’s Consolidated Financial Statements (Unaudited) included in Part I, Item 1 of this report is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed under Item 1A of the Company’s 2011 10-K filed with the United States Securities and Exchange Commission on February 13, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities

Since January 1, 2012 and through March 31, 2012, NFP has not issued any unregistered securities related to acquisition of firms, contingent consideration and other.

Since April 1, 2012 and through May 1, 2012, NFP did not issue any common stock relating to contingent consideration.

(c) Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 – January 31, 2012	484,032	(b)	$14.61	479,166	(a)	$1,270,000
February 1, 2012 – February 29, 2012	62,385	(c)	15.99	61,340	(a)	—
March 1, 2012 – March 31, 2012	6,384	(d)	15.17	—	(a)	—
Total	552,801		14.77	540,506		—

(a)	On April 28, 2011, NFP’s Board of Directors authorized the repurchase of up to $50.0 million of NFP’s common stock on the open market, at times and in such amounts as management deemed appropriate. This repurchase program was completed in the first quarter of 2012.
(b)	4,866 shares were reacquired relating to the satisfaction of a promissory note. There was no gain or loss associated with this transaction. The remaining 479,166 shares were reacquired as part of the stock repurchase program, see note (a).
(c)	1,045 shares were reacquired relating to a redemption by a firm principal. There was no gain or loss associated with this transaction. The remaining 61,340 shares were reacquired as part of the stock repurchase program, see note (a).
(d)	6,384 shares were reacquired relating to the satisfaction of a promissory note. There was no gain or loss associated with this transaction.

Item 5. Other Information.

On April 26, 2012:

•	Doug Hammond was named President of NFP. Mr. Hammond will continue to serve as Chief Operating Officer;

•	Jessica Bibliowicz will continue to serve as Chairman of the Board of Directors and Chief Executive Officer;

•	Ms. Bibliowicz informed NFP’s Board of Directors that she intends to resign as Chief Executive Officer at the end of NFP’s first quarter in 2013; and

•	Mr. Hammond is expected to become Chief Executive Officer at the end of NFP’s first quarter in 2013 upon Ms. Bibliowicz’s resignation from such position.

The Board has asked Ms. Bibliowicz to become the non-executive chairman should she resign as expected as Chief Executive Officer at the end NFP’s first quarter in 2013.

A copy of NFP’s press release, dated April 26, 2012, is attached as Exhibit 99.1 to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

Mr. Hammond, age 46, has served as Chief Operating Officer since April 2008. Mr. Hammond served as NFP’s Executive Vice President and General Counsel from January 2004 to June 2008 and as NFP’s Executive Vice President and Deputy General Counsel from December 2002 to January 2004. Prior to December 2002, Mr. Hammond served in various positions within NFP’s Office of the General Counsel. Prior to joining NFP in 1999, Mr. Hammond was an attorney with the law firm currently known as Dewey & LeBoeuf LLP, where he specialized in corporate insurance and regulatory matters. He also previously held various business and legal positions in the financial institutions division of Gulf Insurance Group, Inc., a specialty lines insurance company. Mr. Hammond serves on the Advisory Council of the Dolan School of Business of Fairfield University, and also serves on the Board of Managers of MIE Financial Services, LLC, a private company doing business as MyInsuranceExpert.com. Mr. Hammond received his B.A. from Fairfield University and J.D. from St. John’s University School of Law.

From time to time in the ordinary course of business, certain of the Company’s directors and executive officers (including Mr. Hammond) and their immediate families, as well as the entities with which they are associated, have been, or in the future may be, clients of one or more of the Company’s subsidiaries. Such transactions have included or may include the purchase of annuity contracts or insurance policies through an NFP subsidiary, the purchase or sale of securities through an NFP-owned broker-dealer, and the investment of funds with an NFP subsidiary operating in the investment advisory business. Any such products or services are provided on an arms’ length basis on substantially the same terms as those prevailing at the time for comparable products or services provided to unrelated third parties.

In connection with his appointment as President, Mr. Hammond will receive a grant of $500,000 worth of restricted stock units (the “RSUs”). The RSUs will be subject to and granted pursuant to the terms of the National Financial Partners Corp. 2009 Stock Incentive Plan and applicable award agreements thereunder. The RSUs will be granted on May 1, 2012. The RSUs, subject to satisfaction of performance and other conditions, vest and become payable ratably on each of the first three yearly anniversaries of the grant date. A copy of the RSU Notice of Award for Mr. Hammond, is attached as Exhibit 10.1 to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

EXHIBIT INDEX

Item 6. Exhibits

Exhibit No.	Description

10.1*	Restricted Stock Unit Notice of Award

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Press Release, dated April 26, 2012, of National Financial Partners Corp.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Financial Partners Corp.

Signature	Title	Date

/S/ JESSICA M. BIBLIOWICZ Jessica M. Bibliowicz	Chairman and Chief Executive Officer	May 1, 2012

/S/ DONNA J. BLANK Donna J. Blank	Executive Vice President and Chief Financial Officer	May 1, 2012

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Restricted Stock Unit Notice of Award

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Press Release, dated April 26, 2012, of National Financial Partners Corp.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.