Form 10-Q
period 2012-06-30
NATIONAL FINANCIAL PARTNERS CORP
filed 2012-08-01
CIK 1183186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

The number of outstanding shares of the registrant’s Common Stock, $0.10 par value, as of July 25, 2012 was 40,047,257.

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

These forward-looking statements are based on management’s current views with respect to future results. Forward-looking statements are based on beliefs and assumptions made by management using currently-available information, such as market and industry materials, experts’ reports and opinions, and current financial trends. These statements are only predictions and are not guarantees of future performance. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by a forward-looking statement. These risks and uncertainties include, without limitation: (1) the ability of the Company to execute on its strategy of increasing recurring revenue and other business initiatives; (2) NFP’s ability, through its operating structure, to respond quickly to operational, financial or regulatory situations impacting its businesses; (3) the ability of the Company’s businesses to perform successfully following acquisition, including through the diversification of product and service offerings, and NFP’s ability to manage its business effectively and profitably through its principals and employees and through the Company’s reportable segments; (4) any losses that NFP may take with respect to dispositions, restructures, the collectability of amounts owed to it or otherwise; (5) seasonality or an economic environment that results in fewer sales of financial products or services; (6) NFP’s success in acquiring and retaining high-quality independent financial services businesses and their managers and key producers, and the ability of the Company to retain its broker-dealers’ financial advisors and recruit new financial advisors; (7) changes in premiums and commission rates or the rates of other fees paid to the Company’s businesses, due to requirements related to medical loss ratios stemming from the Patient Protection and Affordable Care Act or otherwise; (8) NFP’s ability to operate effectively within the restrictive covenants of its credit facility; (9) changes that adversely affect NFP’s ability to manage its indebtedness or capital structure, including changes in interest rates or credit market conditions; (10) the impact of capital markets behavior, such as fluctuations in the price of NFP’s common stock, or the dilutive impact of capital raising efforts; (11) adverse results or other consequences from matters including litigation, arbitration, settlements, regulatory investigations or compliance initiatives, such as those related to business practices, compensation agreements with insurance companies, policy rescissions or chargebacks, or activities within the life settlements industry; (12) the impact of legislation or regulations on NFP’s businesses, such as the possible adoption of exclusive federal regulation over interstate insurers, the uncertain impact of legislation regulating the financial services industry, such as the recent Dodd-Frank Wall Street Reform and Consumer Protection Act, the impact of the adoption of the Patient Protection and Affordable Care Act and resulting changes in business practices, potential changes in estate tax laws, or changes in regulations affecting the value or use of benefits programs, any of which may adversely affect the demand for or profitability of the Company’s services; (13) adverse developments in the Company’s markets, such as those related to compensation agreements with insurance companies or activities within the life settlements industry, which could result in decreased sales of financial products or services; (14) the effectiveness or financial impact of NFP’s incentive plans; (15) the impact of the adoption or change in interpretation of certain accounting treatments or policies and changes in underlying assumptions relating to such treatments or policies, which may lead to adverse financial statement results; (16) the loss of services of key members of senior management; (17) failure by the Company’s broker-dealers to comply with net capital requirements; (18) the Company’s ability to compete against competitors with greater resources, such as those with greater name recognition; (19) developments in the availability, pricing, design, tax treatment or underwriting of insurance products, including insurance carriers’ potential change in accounting for deferred acquisition costs, revisions in mortality tables by life expectancy underwriters or changes in the Company’s relationships with insurance companies; (20) the reduction of the Company’s revenue and earnings due to the elimination or modification of compensation arrangements, including contingent compensation arrangements and the adoption of internal initiatives to enhance compensation transparency, including the transparency of fees paid for life settlements transactions; (21) the occurrence of adverse economic conditions or an adverse legal or regulatory climate in New York, Florida or California; and (22) the Company’s ability to effect smooth succession planning.

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

PART I – Financial Information

Item 1. Financial Statements (Unaudited)

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(in thousands, except per share amounts)

	June 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$89,556	$135,239
Fiduciary funds - restricted related to premium trust accounts	90,179	75,503
Commissions, fees, and premiums receivable, net	110,331	119,945
Due from principals and/or certain entities they own	9,683	4,308
Notes receivable, net	4,228	4,224
Deferred tax assets	10,209	10,209
Other current assets	32,088	18,706

Total current assets	346,274	368,134

Property and equipment, net	31,122	33,937
Deferred tax assets	4,693	5,023
Intangibles, net	318,730	320,066
Goodwill, net	132,277	102,039
Notes receivable, net	22,381	23,661
Other non-current assets	29,653	41,307

Total assets	$885,130	$894,167

LIABILITIES
Current liabilities:
Premiums payable to insurance carriers	$90,544	$74,145
Current portion of long term debt	12,500	12,500
Income taxes payable	—	3,045
Due to principals and/or certain entities they own	15,918	37,886
Accounts payable	23,774	30,584
Accrued liabilities	66,445	70,855

Total current liabilities	209,181	229,015

Long term debt	102,500	93,750
Deferred tax liabilities	1,631	1,605
Convertible senior notes	94,211	91,887
Other non-current liabilities	76,779	71,960

Total liabilities	$484,302	$488,217

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value: Authorized 200,000 shares; none issued	—	—
Common stock, $0.10 par value: Authorized 180,000 shares; 47,029 and 46,656 issued and 40,142 and 40,749 outstanding, respectively	4,703	4,665
Additional paid-in capital	904,003	905,774
Accumulated deficit	(382,264)	(391,202)
Treasury stock, 6,887 and 5,907 shares, respectively, at cost	(124,644)	(112,278)
Accumulated other comprehensive loss	(970)	(1,009)

Total stockholders’ equity	400,828	405,950

Total liabilities and stockholders’ equity	$885,130	$894,167

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenue:
Commissions and fees	$255,436	$239,435	$509,567	$472,699

Operating expenses:
Commissions and fees	78,973	76,888	161,123	155,985
Compensation expense - employees	73,101	63,629	144,049	130,518
Fees to principals	30,646	31,889	59,853	56,508
Non-compensation expense	39,745	36,955	79,447	75,580
Amortization of intangibles	8,214	7,897	16,489	15,859
Depreciation	3,113	3,037	6,259	6,114
Impairment of goodwill and intangible assets	9,559	920	12,787	920
(Gain) Loss on sale of businesses, net	(4,047)	13	(4,398)	13
Change in estimated acquisition earn-out payables	2,437	—	6,903	—
Management contract buyout	4,182	—	7,537	—

Total operating expenses	245,923	221,228	490,049	441,497

Income from operations	9,513	18,207	19,518	31,202

Non-operating income and expenses
Interest income	$640	$926	$1,269	$1,900
Interest expense	(4,146)	(3,974)	(8,267)	(7,745)
Other, net	1,072	1,328	1,952	4,516

Non-operating income and expenses, net	(2,434)	(1,720)	(5,046)	(1,329)
Income before income taxes	7,079	16,487	14,472	29,873
Income tax expense	2,213	6,997	3,988	13,505

Net income	$4,866	$9,490	$10,484	$16,368

Earnings per share:
Basic	$0.12	$0.22	$0.26	$0.37

Diluted	$0.12	$0.21	$0.25	$0.36

Weighted average shares outstanding:
Basic	40,466	43,925	40,496	43,842

Diluted	41,300	45,281	41,972	45,284

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited - in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$4,866	$9,490	$10,484	$16,368
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(145)	(25)	(43)	71
Unrealized gain (loss) on cash flow hedge	57	(474)	82	(537)

Other comprehensive (loss) income, net of tax	(88)	(499)	39	(466)

Comprehensive income	$4,778	$8,991	$10,523	$15,902

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited - in thousands)

	Six Months Ended
	June 30,
	2012	2011
Cash flow from operating activities:
Net income	$10,484	$16,368
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	2,733	2,761
Impairment of goodwill and intangible assets	12,787	920
Amortization of intangibles	16,489	15,859
Depreciation	6,259	6,114
Accretion of senior convertible notes discount	2,324	2,098
(Gain) Loss on sale of businesses, net	(4,398)	13
Change in estimated acquisition earn-out payables	6,903	—
Payments on acquisition earn-outs in excess of original estimated payables	(145)	—
Bad debt expense	237	478
Other, net	—	(943)
(Increase) decrease in operating assets:
Fiduciary funds-restricted related to premium trust accounts	(14,383)	10,161
Commissions, fees and premiums receivable, net	12,222	30,435
Due from principals and/or certain entities they own	(5,421)	71
Notes receivable, net – current	(223)	1,122
Other current assets	(13,402)	(11,996)
Notes receivable, net – non-current	1,215	903
Other non-current assets	77	(178)
Increase (decrease) in operating liabilities:
Premiums payable to insurance carriers	16,138	(8,903)
Income taxes payable	(3,078)	15
Due to principals and/or certain entities they own	(22,151)	(19,459)
Accounts payable	(9,297)	(15,105)
Accrued liabilities	(7,202)	270
Other non-current liabilities	(3,234)	2,927

Total adjustments	(5,550)	17,563

Net cash provided by operating activities	4,934	33,931

Cash flow from investing activities:
Proceeds from disposal of businesses	6,202	38
Purchases of property and equipment, net	(3,352)	(4,621)
Payments for acquired firms, net of cash	(36,849)	(4,062)
Payments for contingent consideration	(6,713)	—

Net cash used in investing activities	(40,712)	(8,645)

Cash flow from financing activities:
Payments on acquisition earn-outs	(89)	—
Borrowings on revolving credit facility	20,000	—
Payments on revolving credit facility	(5,000)	—
Repayment of long term debt	(6,250)	(6,250)
(Payments for) proceeds from stock-based awards, including tax benefit	(816)	2,516
Shares cancelled to pay withholding taxes	(3,650)	(2,958)
Repurchase of common stock	(14,045)	(8,803)

Net cash used in financing activities	(9,850)	(15,495)

Effect of exchange rate changes on cash and cash equivalents	(55)	—
Net increase (decrease) in cash and cash equivalents	(45,683)	9,791
Cash and cash equivalents, beginning of the period	135,239	128,830

Cash and cash equivalents, end of the period	$89,556	$138,621

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$15,564	$11,350

Cash paid for interest	$5,018	$4,455

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

Note 2—Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows of the Company for the interim periods presented have been included. The consolidated financial statements include the accounts of NFP and its majority-owned subsidiaries, its controlled subsidiaries and variable interest entities for which NFP is considered to be the primary beneficiary. All material intercompany balances and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2011, included in NFP’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 13, 2012 (the “2011 10-K”).

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

Recently adopted accounting guidance

Fair Value — In May 2011, new accounting guidance on fair value measurements was issued, which requires updates to fair value measurement disclosures to conform to U.S. GAAP and International Financial Reporting Standards. This guidance includes additional disclosure requirements about Level 3 fair value measurements and is effective for interim and annual periods beginning after December 15, 2011. The adoption of the new guidance did not affect the Company’s financial position, results of operations or cash flows, but required additional disclosure (see “Note 11—Commitments and Contingencies—Contingent consideration arrangements”).

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

Goodwill Impairment — In September 2011, the FASB issued authoritative guidance which simplifies goodwill impairment testing by allowing an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying value. An entity is no longer required to determine the fair value of a reporting unit unless it is more likely than not that the fair value is less than carrying value. The guidance was effective for the Company during the first quarter of 2012 and did not have an impact on the Company’s consolidated financial statements. The Company has elected to bypass the qualitative assessment for its reporting unit and proceed directly to Step One of the goodwill impairment test and validate the conclusion by measuring fair value. The Company can resume performing the qualitative assessment in any subsequent period (see “Note 5—Goodwill and other intangible assets—Impairment of goodwill and intangible assets”).

Income taxes

During the three months ended June 30, 2012, the Company’s unrecognized tax benefits decreased by $0.3 million as a result of a statute lapse. Interest and penalties increased by $0.4 million. The Company’s total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, decreased by $0.2 million. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits could significantly decrease within the next twelve months due to the settlement of state income tax audits and expiration of statutes of limitation in various federal and state and local jurisdictions, in an amount ranging from $2.4 .million to $4.1 million based on current estimates.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, fiduciary funds-restricted related to premium trust accounts, premiums payable to insurance carriers and current portion of long-term debt approximate fair value because of the short-term maturity of these instruments. The carrying amounts of the Company’s notes receivable, net approximate their carrying amounts because they are short term in nature and/or carry interest rates which are comparable to market-based rates. The carrying amount of NFP’s long-term debt approximates its carrying amount since the 2010 Credit Facility (as defined below) bears interest at a variable rate. See “Note 7—Borrowings” for the reported fair value amount of the 2010 Notes (as defined below).

Note 3—Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock.

The Company’s potentially dilutive shares include outstanding stock awards, shares issuable under the employee stock purchase plan and stock-based contingent consideration. Diluted earnings per share may also reflect shares issuable upon conversion of the 4.0% convertible senior notes due June 15, 2017 (the “2010 Notes”), or an exercise of the warrants relating to the 2010 Notes (see “Note 7—Borrowings”).

Since the principal amount of the 2010 Notes will be settled in cash upon conversion, only amounts in excess of the principal amount are included in the calculation of diluted earnings per share. As such, the 2010 Notes only have an impact on diluted earnings per share if the weighted average market price of NFP’s common stock exceeds the conversion price of $12.87. Similarly, the warrants only have an impact on diluted earnings per share if the average market price of NFP’s common stock exceeds the exercise price of the warrants of $15.77. If the average market price of NFP’s common stock exceeds the conversion or exercise price, the Company includes the effect of the additional shares that may be issued upon conversion of the 2010 Notes or exercise of the warrants using the treasury stock method in the diluted earnings per share calculation. For the three months ended June 30, 2012 and June 30, 2011, NFP’s weighted average stock price was $13.72 and $13.42, respectively. For the six months ended June 30, 2012 and June 30, 2011, NFP’s weighted average stock price was $14.48 and $13.51, respectively.

The call options to purchase NFP’s common stock, which were purchased to hedge against potential dilution upon conversion of the 2010 Notes (see “Note 7—Borrowings”), are not considered for purposes of calculating the total dilutive weighted average shares outstanding, as their effect would be anti-dilutive if the weighted average market price of NFP’s common stock exceeds the conversion price of $12.87. Upon exercise, the call options will mitigate the dilutive effect of the 2010 Notes.

The computations of basic and diluted earnings per share are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Basic:
Net income	4,866	9,490	10,484	16,368

Average shares outstanding	40,466	43,925	40,496	43,842
Contingent consideration and incentive payments	—	—	—	—

Total	40,466	43,925	40,496	43,842

Basic earnings per share	$0.12	$0.22	$0.26	$0.37

Diluted:
Net income	$4,866	$9,490	$10,484	$16,368

Average shares outstanding	40,466	43,925	40,496	43,842
Contingent consideration and incentive payments	—	—	—	—
Stock-based compensation	234	954	396	978
Convertible senior notes	596	396	1,076	458
Other	4	6	4	6

Total	41,300	45,281	41,972	45,284

Diluted earnings per share	$0.12	$0.21	$0.25	$0.36

For the three months ended June 30, 2012 and June 30, 2011, the calculation of diluted earnings per share excluded approximately 894,560 and 787,510 shares of stock-based awards, respectively, because the effect would be anti-dilutive. For the six months ended June 30, 2012 and June 30, 2011, the calculation of diluted earnings per share excluded approximately 801,872 and 788,932 shares of stock-based awards, respectively, because the effect would be anti-dilutive.

Note 4—Acquisitions and Divestitures

Acquisitions

During the six months ended June 30, 2012, NFP completed one acquisition, one step acquisition and two sub-acquisitions. The step acquisition consisted of NFP acquiring the remaining outstanding interests of Nemco Group, LLC (“Nemco”). Prior to this transaction, NFP owned a 38% minority preferred interest in Nemco. The acquisition date fair value of the preferred interest was $11.8 million and is included in the measurement of the consideration transferred in the table below. The aggregate purchase price allocation for all acquisitions completed during this period was $59.3 million, including $37.2 million of cash payments, the issuance of $0.2 million in notes payable, $10.1 million of recorded earn-out payables and $11.8 million of preferred interest.

During the same period in the previous year, NFP completed three sub-acquisitions. The aggregate purchase price of these acquisitions was $4.4 million, including $4.0 million of cash payments and $0.4 million of recorded earn-out payables.

For acquisitions completed after January 1, 2009, the recorded purchase price includes an estimation of the fair value of liabilities associated with any potential earn-out payment provisions associated with both short-term and long-term contingent consideration. Subsequent changes in the fair value of earn-out obligations are recorded in the consolidated statements of income when incurred. The fair value of earn-out payables are based on the present value of the expected future payments to be made to the sellers of the acquired businesses in accordance with the provisions outlined in the respective purchase agreements. The fair value of the earn-out payables are allocated to goodwill. In determining fair value of the contingent consideration, the acquired business’s future performance is estimated using financial projections for the acquired business developed by management. These are measured against the performance targets specified in each purchase agreement. The fair value of the Company’s earn-out payables are established using a simulation model in a risk-neutral framework. For each simulation path, the earn-out payments are calculated and then discounted to the valuation date. The value of the earn-out payable is then estimated to be the arithmetic average of all simulation paths.

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

The purchase price allocation, including direct costs, associated with acquisitions accounted for as purchases and the allocations thereof, are summarized as follows:

	Six Months Ended
	June 30,
	2012	2011
Consideration:
Cash paid	$37,232	$4,062
Notes payable	165	—
Recorded earn-out payable	10,075	365
Fair value of non-controlling interest	11,800	—

Total consideration	$59,272	$4,427

Allocation of purchase price:
Net tangible assets	$198	$—
Cost assigned to intangibles:
Book of Business	$25,889	$1,393
Management Contract	—	2,025
Non-Compete Agreement	1,177	—
Goodwill, net of deferred taxes of $0.3 million in 2012 and $1.0 million in 2011	32,008	1,009

Total	$59,272	$4,427

The weighted average useful lives for the above acquired amortizable intangibles are as follows: book of businesses – 10 years; management contracts – 25 years; and non-compete agreements – 5-6 years.

For the acquisitions completed during the six months ended June 30, 2012, of the total goodwill of $32.0 million, $16.1 million is deductible for income tax purposes and $6.2 million is non-deductible. The remaining $9.7 million relates to the earn-out payables and will not be deductible until it is earned and paid. For the acquisitions completed during the six months ended June 30, 2011, of the total goodwill of $1.0 million, $0.4 million is deductible for income tax purposes and $0.6 million is non-deductible.

The results of operations for the acquisitions completed during 2012 have been combined with those of the Company since their respective acquisition dates. The total revenues and income before income taxes from the acquisitions completed during 2012 and included in the Company’s consolidated statements of income for the six months ended June 30, 2012 are $10.2 million and $2.3 million, respectively. If the acquisitions had occurred as of the beginning of the comparable prior annual reporting period, the Company’s estimated results of operations would be as shown in the following table:

	Three Months Ended		Six Months Ended
(Pro-forma)	June 30,		June 30,
	2012	2011	2012	2011
Total revenues	$255,436	$246,173	$512,289	$485,728
Income before income taxes	7,079	17,905	14,537	32,379
Net income	4,866	10,369	10,524	17,922
Net income per share:
Basic	$0.12	$0.24	$0.26	$0.41
Diluted	$0.12	$0.23	$0.25	$0.40
Weighted average number of shares outstanding:
Basic	40,466	43,925	40,496	43,842
Diluted	41,300	45,281	41,972	45,284

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred at January 1, 2012 and 2011, respectively, nor is it necessarily indicative of future operating results.

For acquisitions consummated prior to January 1, 2009, contingent consideration paid to sellers as a result of purchase agreement earn-out provisions are recorded as adjustments to purchase price when the contingencies are settled. For the six months ended June 30, 2012, the net contingent consideration paid by the Company and already allocated to goodwill at December 31, 2011 was $6.7 million, all of which was paid in cash. For the six months ended June 30, 2011, the Company did not pay any amount in contingent consideration.

For acquisitions consummated after January 1, 2009, the fair value of the estimated initial earn-out payable included in the purchase price allocation was based on NFP’s assessment, at the time of closing, of earnings levels during the earn-out period. In developing these estimates, the Company considered earnings projections, historical results, the general macroeconomic environment and industry trends. This fair value measurement is based on significant inputs, only some of which are observed in the market, and represents a Level 3 measurement. For the six months ended June 30, 2012, the Company paid $0.7 million in cash in connection with earn-out payables. For the six months ended June 30, 2011, the Company paid less than $0.1 million in cash in connection with earn-out payables.

As of June 30, 2012, the fair values of the estimated acquisition earn-out payables were re-evaluated and measured at fair value using both observable and unobservable inputs. The resulting additions, payments and net changes on the estimated acquisition earn-out payables for the six months ended June 30, 2012 and 2011 were as follows:

	Six Months Ended
Change in estimated acquisition earn-out payables:	June 30,
	2012	2011
Balance as of January 1, 2012	$13,120	$—
Additions to estimated acquisition earn-out payables	10,075	365
Payments for estimated acquisition earn-out payables	(234)	—
Net change in fair value on estimated acquisition earn-out payables	6,903	—
Purchase accounting adjustment	124	—

Balance as of June 30, 2012	$29,988	$365

Divestitures

During 2012, the Company disposed of six businesses, receiving an aggregate consideration of $6.2 million in cash, $0.2 million in promissory notes and 5,439 shares of NFP common stock with a value of less than $0.1 million. These disposals resulted in a gain on sale of businesses, net in the Company’s consolidated statements of income. During the six months ended June 30, 2011, the Company did not dispose of any businesses.

Change in estimate

For certain acquisitions completed during 2011, a separate intangible asset for non-compete agreements was recorded. Such non-compete agreements were valued based on the expected receipt of future economic benefits protected by clauses in the non-compete agreements that restrict competitive behavior. To value these non-compete agreements, the Company used a comparative business valuation method that evaluated the difference in the sum of the present value of future cash flows in two scenarios: (1) with the non-compete agreements in place and (2) without the non-compete agreements in place. Key assumptions utilized in this comparative business valuation method were significant unobservable inputs (Level 3), in which the Company estimated the probability of the amount of revenue and operating income that would be lost if these employees were not bound by the non-compete agreements and engaged in competitive behavior. Other considerations included the potential losses resulting from such competition, the enforceability of the terms of the non-compete agreement and the likelihood of competition in the absence of the non-compete agreement.

The preliminary allocation of the purchase price was based upon preliminary estimates and assumptions regarding information that NFP had at that time. Fair value estimates for purchase price allocations may change during the allowable measurement period, which is currently up to one year from the acquisition date. The key estimates included in the initial preliminary valuation were the probability of competition and the percentage of revenue lost due to competition. During 2012, NFP refined its estimate regarding the probability of competition by noting that the subject employees’ incentives to compete were lower than originally anticipated. This change had the effect of reallocating the purchase price amongst the intangibles and decreasing goodwill. The non-compete agreement was reduced by $3.2 million, the book of business increased by $5.1 million, the net adjustment to goodwill was $1.8 million and the recorded earn-out payable increased by $0.1 million.

Note 5—Goodwill and other intangible assets

Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2012 are as follows:

	Corporate	Individual
	Client Group	Client Group	Total
Balance as of January 1, 2012
Goodwill, net of accumulated amortization	$429,521	$319,149	$748,670
Prior years accumulated impairments	(351,442)	(295,189)	(646,631)

	78,079	23,960	102,039

Goodwill acquired during the year, including goodwill related to deferred tax liability of $333	32,341	—	32,341
Contingent consideration accrual	463	—	463
Firm disposals	—	(810)	(810)
Purchase accounting adjustments	(1,756)	—	(1,756)

Total as of June 30, 2012	$109,127	$23,150	$132,277

The Company recorded a measurement period adjustment to goodwill as a result of a revision in its estimate. See “Note 4— Acquisitions and Divestitures—Change in estimate.”

Acquired intangible assets

	As of June 30, 2012
	Corporate		Individual
	Client Group		Client Group		Total
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization
Amortizing identified intangible assets:
Book of Business	$214,425	$(114,459)	$38,492	$(32,704)	$252,917	$(147,163)
Management Contracts	141,883	(42,006)	152,670	(55,254)	294,553	(97,260)
Institutional Customer Relationships	—	—	15,700	(6,324)	15,700	(6,324)
Non-Compete Agreement	1,767	(202)	—	—	1,767	(202)

Total	$358,075	$(156,667)	$206,862	$(94,282)	$564,937	$(250,949)

Non-amortizing intangible assets:
Goodwill	$110,169	$(585)	$24,028	$(1,335)	$134,197	$(1,920)
Trade name	723	(26)	4,075	(30)	4,798	(56)

Total	$110,892	$(611)	$28,103	$(1,365)	$138,995	$(1,976)

	As of December 31, 2011
	Corporate		Individual
	Client Group		Client Group		Total
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization
Amortizing identified intangible assets:
Book of Business	$183,433	$(105,500)	$42,580	$(35,464)	$226,013	$(140,964)
Management Contracts	149,385	(40,634)	164,713	(56,490)	314,098	(97,124)
Institutional Customer Relationships	—	—	15,700	(5,887)	15,700	(5,887)
Non-Compete Agreement	3,783	(315)	—	—	3,783	(315)

Total	$336,601	$(146,449)	$222,993	$(97,841)	$559,594	$(244,290)

Non-amortizing intangible assets:
Goodwill	$79,120	$(585)	$24,857	$(1,353)	$103,977	$(1,938)
Trade name	723	(26)	4,097	(32)	4,820	(58)

Total	$79,843	$(611)	$28,954	$(1,385)	$108,797	$(1,996)

Amortization expense for amortizing intangible assets for the six months ended June 30, 2012 was $16.5 million. Intangibles related to book of business, management contracts, institutional customer relationships and non-compete agreements are being amortized over a 10-year, 25-year, 18-year and a 5-6-year period, respectively. Based on the Company’s acquisitions as of June 30, 2012, estimated amortization expense for each of the next five years is $30.5 million per year.

Impairment of goodwill and intangible assets

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

In accordance with U.S. GAAP, the Company generally performs its recoverability test for its long-lived asset groups (book of business, management contracts, institutional customer relationships and non-compete agreements) whenever events or changes in circumstances indicate that these carrying amounts may not be recoverable. These events or changes in circumstances include, but are not limited to: (i) when a business line experiences a significant deterioration in its Adjusted EBITDA compared to its financial plan or prior year performance, (ii) loss of key personnel, (iii) a change in the extent or manner in which the long-lived asset is being used or (iv) a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of before the end of its previously estimated useful life.

Such events occurred during the six months ended June 30, 2012 when certain transactions under consideration indicated that the anticipated disposal values for several businesses were beneath their carrying values. Accordingly, during the six months ended June 30, 2012, the Company’s long-lived asset assets generated $12.8 million of impairments. Of this amount, $5.9 million related to management contract buyouts, $1.3 million related to the early termination of a management contract, and the remaining $5.6 million relates to the anticipated disposal value of certain management contract assets.

In accordance with U.S. GAAP, goodwill and intangible assets not subject to amortization are also tested at least annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the intangible asset might be impaired. Indicators at the business line level, which is considered a reporting unit for this analysis, include, but are not limited to: (i) when a business line experiences a significant deterioration in its Adjusted EBITDA compared to its financial plan or prior year performance, (ii) loss of key personnel, (iii) a decrease in NFP’s market capitalization below its book value or (iv) an expectation that a reporting unit will be sold or otherwise disposed of. If one or more indicators of impairment exist, NFP performs an evaluation to identify potential impairments. If an impairment is identified, NFP measures and records the amount of impairment loss.

The Company established an internal long range financial plan for each of its business lines and measures the actual performance of its business lines against this financial plan on a quarterly basis. During the first and second quarters of 2012, the actual Adjusted EBITDA of the Company’s ICG reportable segment exhibited significant deterioration compared to its financial plan, primarily related to market challenges in life insurance. Therefore, NFP performed a Step One goodwill impairment test on the Company’s ICG reportable segment on reporting units one level below the Company’s ICG reportable segment as of June 30, 2012.

A two-step impairment test is performed on goodwill for reporting units that demonstrate indicators of impairment. In the first step, NFP compares the fair value of each reporting unit to its carrying value. NFP determines the fair value of its reporting units by blending two valuation approaches: the income approach and a market value approach. In order to determine the relative fair value of each of the reporting units the income approach is conducted first. These relative values are then scaled to the estimated market value of NFP.

Under the income approach, management uses certain assumptions to determine the reporting unit’s fair value. The Company’s cash flow projections for each reporting unit are based on five-year financial forecasts. The five-year forecasts were based on quarterly financial forecasts developed internally by management for use in managing its business. The forecast assumes that revenue will stabilize and the Company will resume normalized long-term stable growth rates. The significant assumptions of these five-year forecasts included business-level budgets by quarter for the current year which are aggregated to produce reportable segment financial plans. These reportable segment budgets are then projected forward for four years using annual growth assumptions for revenue and expenses. The future cash flows were tax affected and discounted to present value using blended discount rates, ranging from 7.01% to 9.73%. Since NFP retains a cumulative preferred position in certain of its businesses, NFP assigned a rate of return to that portion of its cash flow that would be represented by yields seen on preferred equity securities of 6.88%. For cash flows retained by NFP in excess of target earnings and below base earnings, NFP assigned a discount rate ranging from 6.88% to 11.22%. Terminal values for all reporting units were calculated using a Gordon growth methodology using blended discount rates ranging from 7.89% to 9.73% with a long-term growth rate of 3.0%.

As of June 30, 2012, NFP determined that the fair values of such reporting units in the ICG were only slightly in excess of their respective carrying values of net assets assigned to such reporting units. NFP will continue to monitor the expected future cash flows for reporting units within the ICG. If the expected cash flows of certain reporting units within the ICG continue to face market challenges in life insurance and their earnings continue to decline, or other negative business factors exist, the Company may be required to perform another Step One analysis and potentially a Step Two analysis, which could result in a future impairment. As of June 30, 2012, there was approximately $17.0 million of goodwill related to these reporting units. If NFP performs a Step Two goodwill impairment analysis, it will also be required to evaluate its intangible assets for impairment.

Note 6—Notes Receivable, net

A rollforward of notes receivable for the six months ended June 30, 2012 consists of the following:

	As of December 31, 2011	New Notes	Discount	Paid down	Change in allowance	As of June 30, 2012
Notes receivable from Principals and/or certain entities they own	$26,868	$4,378	$—	$(4,837)	$—	$26,409
Notes received in connection with dispositions	9,526	3,735	—	(4,678)	—	8,583
Other notes receivable	4,878	469	29	(750)	—	4,626

	41,272	8,582	29	(10,265)	—	39,618

Less: allowance for uncollectible notes	(13,387)	—	—	—	378	(13,009)

Total notes receivable, net	$27,885	$8,582	$29	$(10,265)	$378	$26,609

The following table represents the rollforward of the allowance for uncollectible notes for the six months ended June 30, 2012:

	As of December 31, 2011	Charge-offs	Recoveries	Change in allowance	As of June 30, 2012
Notes receivable from Principals and/or certain entities they own	$(4,160)	$—	$289	$(237)	$(4,108)
Notes received in connection with dispositions	(7,177)	—	326	—	(6,851)
Other notes receivable	(2,050)	—	—	—	(2,050)

Total notes receivable, net	$(13,387)	$—	$615	$(237)	$(13,009)

Notes receivable bear interest at rates typically between 4.0% and 8.0% (with a weighted average of 6.0% at June 30, 2012) and 5.0% and 11.0% (with a weighted average of 8.0% at June 30, 2011), and mature at various dates through April 1, 2023. Notes receivable from principals and/or certain entities they own are taken on a full recourse basis to the principal and/or such entity.

NFP considers applying a reserve to a promissory note when it becomes apparent that conditions exist that may lead to NFP’s inability to fully collect on outstanding amounts due. Such conditions include delinquent or late payments on loans, deterioration in the creditworthiness of the borrower and other relevant factors. When such conditions leading to expected losses exist, NFP generally applies a reserve by assigning a loss ratio calculation per loan category to the outstanding loan balance, less the fair value of the collateral. The reserve is generally based on NFP’s payment and collection experience and whether NFP has an ongoing relationship with the borrower. In instances where the borrower is a principal, NFP has the contractual right to offset fees to principals earned with any payments due under a promissory note.

An aging of past due notes receivable including interest outstanding at June 30, 2012 is as follows:

	30-59 Days	60-89 Days	Greater Than	Total Past
	Past Due	Past Due	90 Days	Due
Notes receivable from Principals and/or certain entities they own	$15	$158	$2,501	$2,674
Notes received in connection with dispositions	79	—	5,978	6,057
Other notes receivable	—	—	2,151	2,151

Total	$94	$158	$10,630	$10,882

Approximately $10.3 million of the total past due balance is included in the allowance for uncollectible notes as of June 30, 2012. The remainder of the $13.0 million is determined based on a credit risk assessment of the borrowers.

Note 7—Borrowings

For a detailed discussion of: (i) the termination on July 8, 2010 of the credit agreement among NFP, the lenders party thereto and Bank of America, N.A., as administrative agent, dated as of August 22, 2006, (ii) the retirement of NFP’s 0.75% convertible senior notes due February 1, 2012 pursuant to a cash tender offer and a privately-negotiated transaction, (iii) the 2010 Notes and related note hedges and warrants and (iv) NFP’s entry into a $225.0 million credit agreement, dated July 8, 2010, among NFP, the lenders party thereto and Bank of America, N.A., as administrative agent (the “2010 Credit Facility”), see “Note 7—Borrowings” in the 2011 10-K.

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

Scheduled long-term debt principal repayments under the 2010 Credit Facility and total cash obligations under the 2010 Notes consist of the following:

							Thereafter
							through
	Total	2012	2013	2014	2015	2016	2017
2010 Credit Facility	$115,000	$6,250	$12,500	$96,250	$—	$—	$—
2010 Notes	$149,792	$2,500	$5,000	$5,000	$5,000	$5,000	$127,292

Total obligations	$264,792	$8,750	$17,500	$101,250	$5,000	$5,000	$127,292

The 2010 Credit Facility provides for the issuance of letters of credit of up to $35.0 million on NFP’s behalf, provided that, after giving effect to the letters of credit, NFP’s available borrowing amount is greater than zero. The Company was contingently obligated for letters of credit in the amount of less than $0.1 million as of June 30, 2012. During the six months ended June 30, 2012, the Company made net drawings under the $100.0 million revolving credit facility of $15.0 million.

As of June 30, 2012, the year-to-date weighted average interest rate for NFP’s 2010 Credit Facility was 3.37%. The liability and equity components related to the 2010 Notes consist of the following:

	June 30, 2012	December 31, 2011
Principal amount of the liability component	$125,000	$125,000
Unamortized debt discount	(30,789)	(33,113)

Net carrying amount of the liability component	94,211	91,887

Carrying amount of the equity component	39,578	39,578

The unamortized debt discount will be amortized as additional interest expense through June 15, 2017. The equity component associated with the 2010 Notes is reflected as an increase to additional paid-in capital. As of June 30, 2012, NFP’s 2010 Notes were fair valued at approximately $150.3 million, as measured based on market prices. The fair value measurement is classified within Level 2 of the hierarchy as an observable market input.

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

The following table provides a summary of the fair value and balance sheet classification of the swap:

	June 30, 2012	December 31, 2011
Other non-current liabilities	$1,578	$1,710
Accumulated other comprehensive loss, net of tax of $624 in 2012, and $674 in 2011	954	1,036

The fair value measurement is classified within Level 2 of the hierarchy as an observable market input and was readily available as the basis for the fair value measurement.

Note 9—Stockholders’ equity

The changes in stockholders’ equity during the six months ended June 30, 2012 are summarized as follows:

	Common shares	Par	Additional	Accumulated	Treasury	Accumulated other
	outstanding	value	paid-in capital	deficit	stock	comprehensive loss	Total
Balance at December 31, 2011	40,749	$4,665	$905,774	$(391,202)	$(112,278)	$(1,009)	$405,950

Net Income	—	—	—	10,484	—	—	10,484
Translation adjustments, net of tax effect of $26	—	—	—	—	—	(43)	(43)
Unrealized gain on cash flow hedge, net of tax effect of $(50)	—	—	—	—	—	82	82
Common stock repurchased	(1,023)	—	—	—	(14,347)	—	(14,347)
Stock issued through Employee Stock Purchase Plan	43	—	—	(1,546)	1,981	—	435
Stock-based awards exercised/lapsed, including tax benefit	373	38	(854)	—	—	—	(816)
Shares cancelled to pay withholding taxes	—	—	(3,650)	—	—	—	(3,650)
Amortization of unearned stock-based compensation, net of cancellations	—	—	2,733	—	—	—	2,733

Balance at June 30, 2012	40,142	$4,703	$904,003	$(382,264)	$(124,644)	$(970)	$400,828

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

On February 6, 2012, the Board authorized a new repurchase of up to $50.0 million of NFP’s common stock on the open market, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors, including the limitations under the 2010 Credit Facility, capital availability, share price and market conditions. As of June 30, 2012, 463,210 shares were repurchased under this program at an average cost of $13.13 per share and a total cost of approximately $6.1 million. As of June 30, 2012, there remains an aggregate of approximately $43.9 million available for repurchases under this stock repurchase program. The Company currently intends to hold the repurchased shares as treasury stock.

For the six months ended June 30, 2012, total shares repurchased during 2012 through both repurchase programs was 1,003,716 at an average cost of $13.99. NFP also reacquired 13,595 shares relating to the satisfaction of promissory notes and 5,439 shares relating to the disposal of a business.

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

Stock-based awards issued to the Company’s principals are classified as liability awards, as principals are non-employees. The Company has not issued stock-based awards to its principals since the accelerated vesting of certain restricted stock units (“RSUs”) in 2010. The Company accounted for liability classified stock-based awards issued to its principals as part of fees to principals expense in the consolidated statements of income. Liability classified stock-based compensation was adjusted each reporting period to account for subsequent changes in the fair value of NFP’s common stock. As of June 30, 2012, the Company did not have any outstanding liability awards.

All stock-based compensation related to firm employees and activities and principals have been included in operating expenses. Summarized below is the amount of stock-based compensation expensed in the consolidated statements of income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Operating expenses:
Compensation expense - employees	$1,369	$1,349	$2,733	$2,731
Fees to principals	—	—	—	30

Total stock-based compensation cost	$1,369	$1,349	$2,733	$2,761

As of June 30, 2012, there was approximately $10.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of two and one-half years.

Note 10—Non-cash transactions

The following are non-cash activities:

	Six Months Ended
	June 30,
	2012	2011
Net assets acquired in connection with acquisitions	$198	$—
Stock repurchased, note receivable and satisfaction of an accrued liability in connection with divestitures of acquired firms	(171)	(22)
Stock repurchased in exchange for satisfaction of a note receivable, due from principals and/or certain entities they own and other assets	(131)	(284)
Excess tax benefit from stock-based awards exercised/lapsed, net	1,066	754
Stock issued through employee stock purchase plan	435	428
Accrued liability for contingent consideration	463	94
Estimated acquisition earn-out payables recognized as an increase in goodwill	10,075	—

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

During the six months ended June 30, 2012, the Company entered into a settlement agreement with Security Life of Denver Insurance Company (“Security Life of Denver”) and various unaffiliated individuals and corporate entities concerning a 2010 placement of insurance policies, for which NFP and its subsidiaries provided services. While the services generated approximately $13.0 million from Security Life of Denver that resulted in payments to the various participants in the transaction, the settlement agreement required the settling parties to repay Security Life of Denver $11.0 million in the aggregate. Of this amount, the Company has paid approximately $8.5 million to Security Life of Denver as of June 30, 2012. The Company is owed certain amounts from participants to the transaction and has received a portion of such amounts. The settlement agreement provides for full and complete mutual releases among the settling parties.

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

Contingent consideration arrangements

As discussed in “Note 4—Acquisitions and Divestitures,” for acquisitions consummated prior to January 1, 2009, contingent consideration is considered to be additional purchase consideration and is accounted for as part of the purchase price allocation of the Company’s acquired businesses when the outcome of the contingency is determined beyond a reasonable doubt. Consequently, contingent consideration paid to the former owners of the businesses is considered to be additional purchase consideration. For acquisitions completed after January 1, 2009, earn-out payables are recorded at fair value at the acquisition date and are included on that basis in the purchase price consideration at the time of the acquisition, with subsequent changes recorded in the consolidated statements of operations, based on current estimates. As of June 30, 2012, the maximum future contingency payments related to all acquisitions totaled $74.0 million, of which $0.5 million related to acquisitions consummated prior to January 1, 2009 and $73.5 million related to acquisitions consummated subsequent to January 1, 2009.

As of June 30, 2012, the estimated earn-out payable was $29.6 million, of which $12.5 million was recorded as current liabilities and $17.1 million was recorded as non-current liabilities.

In determining fair value of the contingent consideration, the acquired business’s future performance is estimated using financial projections for the acquired business developed by management. These are measured against the performance targets specified in each purchase agreement. The fair value of the Company’s earn-out payables are established using a simulation model in a risk-neutral framework. For each simulation path, the earn-out payments are calculated and then discounted to the valuation date. The value of the earn-out payable is then estimated to be the arithmetic average of all simulation paths.

Unobservable inputs used in Level 3 fair value measurements at June 30, 2012, are summarized below:

		Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at June 30, 2012	Valuation Techniques	Unobservable Input	Range
Estimated earn-out payable	$29,988	Monte Carlo Simulation	Forecasted growth rates	2.0% - 15.0%
			Volatility	18.5% - 28.1%

The significant unobservable inputs used in the fair value measurement of the Company’s estimated earn-out payable are (1) the forecasted growth rates over the measurement period and (2) the volatility applied to projected earnings. Significant increases (decreases) in the Company’s forecasted growth rates over the measurement period and expected volatility would result in a higher (lower) fair value measurement.

Incentive Plans

During the three months ended June 30, 2012, NFP maintained two incentive plans for principals and certain employees of its businesses, the Annual Principal Incentive Plan (the “PIP”) and the Revised Long-Term Incentive Plan (the “RTIP”), each of which is discussed below. Certain employees participate in employee-specific bonus programs that are earned on specified growth thresholds.

The Annual Principal Incentive Plan

A 2012 PIP is in place for the 12-month performance period of January 1, 2012 through December 31, 2012 (the “2012 PIP”), the terms of which are materially consistent with previous PIPs as previously disclosed in NFP’s 2011 10-K. As of June 30, 2012, the Company has accrued $4.2 million within fees to principals expense relating to the 2012 PIP.

During the first quarter of 2012, the Company paid out $7.3 million in cash relating to the prior year’s PIP.

The Revised Long-Term Incentive Plan

The RTIP covers the three-year period from January 1, 2011 through December 31, 2013 and is based on a modified calculation of applicable thresholds over this period. NFP’s Executive Management Committee, in its sole discretion, may adjust the calculation of the RTIP as necessary to account for changed business circumstances. As of June 30, 2012, the Company has not accrued any amounts within fees to principals expense relating to the RTIP, since the Company did not reach the applicable thresholds during the second plan year. The Company does not anticipate that amounts relating to the RTIP will be accrued in remaining plan years, and has determined to discontinue the RTIP effective as of June 30, 2012.

Note 12—Segment Information

The Company’s three reportable segments provide distinct products and services to different client bases. The Company’s main source of revenue from its reportable segments is commissions and fees revenue from the sale of products and services. Each reportable segment is separately managed and has separate financial information evaluated regularly by the Company’s chief operating decision maker in determining resource allocation and assessing performance. The Company’s three reportable segments are the Corporate Client Group (“CCG”), the Individual Client Group (“ICG”) and the Advisor Services Group (“ASG”).

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

•

The ASG serves independent financial advisors whose clients are high net worth individuals and companies by offering broker-dealer and asset management products and services through NFP Securities, Inc. (“NFPSI”), NFP’s corporate registered investment advisor and independent broker-dealer. The ASG attracts financial advisors seeking to provide clients with sophisticated resources and an open choice of products.

Expenses associated with NFP’s corporate shared services are allocated to NFP’s three reportable segments largely based on performance by segment and on other reasonable assumptions and estimates as it relates to NFP’s corporate shared services support of the reportable segments.

Financial information relating to NFP’s reportable segments is as follows:

Three Months Ended June 30, 2012	Corporate	Individual	Advisor
	Client Group	Client Group	Services Group	Total
Revenue:
Commissions and fees	$112,578	$80,867	$61,991	$255,436

Operating expenses:
Commissions and fees	13,603	15,384	49,986	78,973
Compensation expense - employees	40,956	27,958	4,187	73,101
Fees to principals	16,170	14,476	—	30,646
Non-compensation expense	19,798	15,111	4,836	39,745
Amortization of intangibles	5,878	2,336	—	8,214
Depreciation	1,408	1,007	698	3,113
Impairment of goodwill and intangible assets	3,254	6,305	—	9,559
Gain on sale of businesses, net	—	(4,047)	—	(4,047)
Change in estimated acquisition earn-out payables	2,437	—	—	2,437
Management contract buyout	4,182	—	—	4,182

Total operating expenses	107,686	78,530	59,707	245,923

Income from operations	$4,892	$2,337	$2,284	$9,513

Six Months Ended June 30, 2012	Corporate	Individual	Advisor
	Client Group	Client Group	Services Group	Total
Revenue:
Commissions and fees	$224,667	$161,460	$123,440	$509,567

Operating expenses:
Commissions and fees	26,937	33,961	100,225	161,123
Compensation expense - employees	79,689	56,071	8,289	144,049
Fees to principals	32,196	27,657	—	59,853
Non-compensation expense	39,263	31,122	9,062	79,447
Amortization of intangibles	11,787	4,702	—	16,489
Depreciation	2,835	2,019	1,405	6,259
Impairment of goodwill and intangible assets	5,934	6,853	—	12,787
Loss (Gain) on sale of businesses, net	46	(4,444)	—	(4,398)
Change in estimated acquisition earn-out payables	6,903	—	—	6,903
Management contract buyout	7,537	—	—	7,537

Total operating expenses	213,127	157,941	118,981	490,049

Income from operations	$11,540	$3,519	$4,459	$19,518

At June 30, 2012	Corporate	Individual	Advisor	Corporate Items
	Client Group	Client Group	Services Group	and Eliminations	Total
Intangibles, net	$202,105	$116,625	$—	$—	$318,730
Goodwill, net	$109,584	$22,693	$—	$—	$132,277
Total assets	$504,644	$191,144	$64,427	$124,915	$885,130

Three Months Ended June 30, 2011	Corporate	Individual	Advisor
	Client Group	Client Group	Services Group	Total
Revenue:
Commissions and fees	$94,315	$81,903	$63,217	$239,435

Operating expenses:
Commissions and fees	8,667	15,887	52,334	76,888
Compensation expense - employees	33,625	26,144	3,860	63,629
Fees to principals	17,347	14,542	—	31,889
Non-compensation expense	17,962	15,014	3,979	36,955
Amortization of intangibles	5,129	2,768	—	7,897
Depreciation	1,615	1,126	296	3,037
Impairment of goodwill and intangible assets	—	920	—	920
(Gain) Loss on sale of businesses, net	(47)	60	—	13

Total operating expenses	84,298	76,461	60,469	221,228

Income from operations	$10,017	$5,442	$2,748	$18,207

Six Months Ended June 30, 2011	Corporate	Individual	Advisor
	Client Group	Client Group	Services Group	Total
Revenue:
Commissions and fees	$189,865	$159,656	$123,178	$472,699

Operating expenses:
Commissions and fees	19,661	34,277	102,047	155,985
Compensation expense - employees	67,540	55,104	7,874	130,518
Fees to principals	31,860	24,648	—	56,508
Non-compensation expense	36,098	32,030	7,452	75,580
Amortization of intangibles	10,280	5,579	—	15,859
Depreciation	3,238	2,282	594	6,114
Impairment of goodwill and intangible assets	—	920	—	920
(Gain) Loss on sale of businesses, net	(47)	60	—	13

Total operating expenses	168,630	154,900	117,967	441,497

Income from operations	$21,235	$4,756	$5,211	$31,202

At December 31, 2011	Corporate	Individual	Advisor	Corporate Items
	Client Group	Client Group	Services Group	and Eliminations	Total
Intangibles, net	$190,849	$129,217	$—	$—	$320,066
Goodwill, net	$78,535	$23,504	$—	$—	$102,039
Total assets	$445,529	$214,424	$109,891	$124,323	$894,167

Note 13—Subsequent Events

Subsequent to June 30, 2012, the Company acquired Fusion Advisor Network (“Fusion”). Fusion will be integrated into the ASG. Also subsequent to June 30, 2012, the Company acquired Absolute Insurance Service, Inc. through NFP Property and Casualty Services, Inc. The upfront consideration for both acquisitions was paid in cash and no stock was issued.

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

Reportable Segments

Corporate Client Group

The CCG is one of the leading corporate benefits advisors in the middle market, offering independent solutions for health and welfare, retirement planning, executive benefits and property and casualty insurance. The CCG serves corporate clients by providing advisory and brokerage services related to the planning and administration of benefits plans that take into account the overall business profile and needs of the corporate client. The CCG accounted for approximately 44.1% and 40.1% of NFP’s revenue for the six months ended June 30, 2012 and 2011, respectively. The CCG has organized its operations by region in order to facilitate the sharing of resources and investments among its advisors to address clients’ needs.

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

The corporate benefits business line accounted for approximately 79.5% and 83.3% of the CCG’s revenue for the six months ended June 30, 2012 and 2011, respectively. Generally, corporate benefits are available to a broad base of employees within an organization and include products and services such as group medical and disability insurance, group life insurance and retirement planning. The corporate benefits business line consists of both retail and wholesale benefits operations. These businesses have access to advanced benchmarking and analysis tools and comprehensive support services which are provided to both NFP-owned businesses and non-owned entities through NFP Benefits Partners. NFP Benefits Partners is a division of NFP Insurance Services, Inc., a licensed insurance agency and an insurance marketing organization wholly owned by NFP.

The executive benefits business line accounted for approximately 11.1% and 10.7% of the CCG’s revenue for the six months ended June 30, 2012 and 2011, respectively. Executive benefits products and services provide employers with the ability to establish plans that create or reinstate benefits for highly-compensated employees, typically through non-qualified plans or disability plans. Clients may utilize a corporate-owned life insurance funding strategy to finance future compensation due under these plans. The executive benefits business line consists of NFP-owned businesses and non-owned entities that pay membership fees for membership in one of NFP’s marketing and wholesale organizations.

The property and casualty business line accounted for approximately 9.4% and 6.0% of the CCG’s revenue for the six months ended June 30, 2012 and 2011, respectively. Property and casualty products and services provide risk management capabilities to businesses and individuals by protecting against property damage, the associated interruption of business and related expenses, or against other damages incurred in the normal course of operations. Effective July 1, 2011, NFP Property and Casualty Services, Inc., one of NFP’s wholly-owned businesses, acquired Lapre Scali & Company Insurance Services, LLC, a property and casualty insurance brokerage. In addition to managing their own operations, NFP’s property and casualty resources are positioned to serve NFP’s businesses and members of NFP’s marketing and wholesale organizations with commercial, personal and surety line capabilities.

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

Individual Client Group

The ICG is a leader in the delivery of independent life insurance, annuities, long-term care and wealth transfer solutions for high net worth individuals. In evaluating their clients’ near-term and long-term financial goals, the ICG’s advisors serve wealth accumulation, preservation and transfer needs, including estate planning, business succession, charitable giving and financial advisory services. The ICG accounted for 31.7% and 33.8% of NFP’s revenue for the six months ended June 30, 2012 and 2011, respectively. The ICG operates through its marketing organization, PartnersFinancial, its wholesale life brokerage businesses, consisting of Highland Capital Brokerage, Inc. and other NFP-owned brokerage general agencies, as well as through its retail life and wealth management business lines.

The marketing organization and wholesale life brokerage business line accounted for approximately 51.3% and 52.9% of the ICG’s revenue for the six months ended June 30, 2012 and 2011, respectively. Annual fees are paid for membership in PartnersFinancial, which develops relationships and contracts with selected preferred insurance carriers, earning override commissions when those contracts are used. The ICG is supported by shared service technology investments, product management department, advanced case design team, underwriting advocacy specialists, training and marketing services. Highland Capital Brokerage, Inc. has a significant focus on financial institutions, providing point of sale and insurance marketing support. Highland Capital Brokerage, Inc. and the ICG’s other wholesale life brokerage businesses operate through a brokerage general agency model that provides brokers, typically either independent life insurance advisors or institutions, support as needed. The independent life insurance advisors or institutions then distribute life insurance products and services directly to individual clients. The support provided by the wholesale life brokerage businesses may include underwriting, marketing, point of sale, case management, advanced case design, compliance or technical support.

The ICG’s retail life business line accounted for 28.6% and 27.8% of the ICG’s revenue for the six months ended June 30, 2012 and 2011, respectively. The retail life business line provides individual clients with life insurance products and services and consists of NFP-owned businesses.

The ICG’s wealth management business line accounted for 20.1% and 19.3% of the ICG’s revenue for the six months ended June 30, 2012 and 2011, respectively. The ICG’s wealth management business line provides retail financial services to individual clients. This business line consists of NFP-owned businesses.

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

Revenue generated by the marketing organization and wholesale life brokerage and retail life business lines tends to be concentrated in the year that the policy is originated. Historically, revenue earned by the marketing organization and wholesale life brokerage and retail life business lines is weighted towards the fourth quarter as clients finalize tax planning decisions at year-end. 2010’s temporary estate tax laws have had a continuing impact on the high net worth life insurance market by increasing the value of the estate that is exempt from federal estate tax and thereby decreasing the size of the target market. Revenue generated by the ICG’s wealth management business line is generally recurring given high client retention rates and is influenced by the performance of the financial markets and the economy, as well as asset allocation decisions if fees are based on assets under management.

Advisor Services Group

The ASG serves independent financial advisors whose clients are high net worth individuals and companies by offering broker-dealer and asset management products and services through NFPSI, NFP’s corporate registered investment advisor and independent broker-dealer. The ASG attracts financial advisors seeking to provide clients with sophisticated resources and an open choice of products. The ASG accounted for 24.2% and 26.1% of NFP’s revenue for the six months ended June 30, 2012 and 2011, respectively.

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

Regarding this type of acquisition model, NFP has previously disclosed and concluded that it maintains the power criterion since the Company directs the activities that impact the underlying economics of the business (see “Note 19—Variable Interest Entities” in the 2011 10-K).

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

Employees

As of June 30, 2012, the Company had approximately 2,925 employees. NFP believes that its relations with the Company’s employees are generally satisfactory. None of the Company’s employees are represented by a union.

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

Information with respect to all sources of revenue, income (loss) from operations and Adjusted EBITDA by reportable segment for the three and six months ended June 30, 2012 and 2011 is presented below.

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenue
Commissions and fees
Corporate Client Group	$112,578	$94,315	$224,667	$189,865
Individual Client Group	80,867	81,903	161,460	159,656
Advisor Services Group	61,991	63,217	123,440	123,178

Total	$255,436	$239,435	$509,567	$472,699

Income from operations
Corporate Client Group	$4,892	$10,017	$11,540	$21,235
Individual Client Group	2,337	5,442	3,519	4,756
Advisor Services Group	2,284	2,748	4,459	5,211

Total	$9,513	$18,207	$19,518	$31,202

Adjusted EBITDA
Corporate Client Group	$22,051	$16,714	$46,582	$34,706
Individual Client Group	7,938	10,316	12,649	13,597
Advisor Services Group	2,982	3,044	5,864	5,805

Total	$32,971	$30,074	$65,095	$54,108

Adjusted EBITDA

The Company reports its financial results in accordance with U.S. GAAP; however, management believes that the evaluation of the Company’s ongoing operating results may be enhanced by a presentation of Adjusted EBITDA, which is a non-GAAP financial measure. Adjusted EBITDA is defined as net income excluding income tax expense; interest income; interest expense; gain on early extinguishment of debt; other, net; amortization of intangibles; depreciation; impairment of goodwill and intangible assets; (gain) loss on sale of businesses, net; the accelerated vesting of certain RSUs; any change in estimated acquisition earn-out payables recorded in accordance with purchase accounting that have been subsequently adjusted and recorded in the consolidated statements of operations and the expense related to management contract buyouts.

Management believes that the presentation of Adjusted EBITDA provides useful information to investors because Adjusted EBITDA reflects the underlying performance and profitability of the Company’s business by excluding items that generally do not have a current cash impact and are therefore not representative of the Company’s current operating performance. Additionally, Adjusted EBITDA excludes certain items that are not necessarily comparable from period to period because they are dependent on the outcome of specific transactions. The Company uses Adjusted EBITDA as a measure of operating performance (in an individual business line, segment and consolidated basis); for planning purposes, including the preparation of budgets and forecasts; as the basis for allocating resources to enhance the performance of the Company’s businesses; to evaluate the effectiveness of its business strategies; as a factor in shaping the Company’s acquisition activity; and as a factor in determining compensation and incentives to employees.

The Company believes that the use of Adjusted EBITDA provides an additional meaningful method of evaluating certain aspects of the Company’s operating performance from period to period on a basis that may not be otherwise apparent under U.S. GAAP when used in addition to, and not in lieu of, U.S. GAAP measures.

A reconciliation of Adjusted EBITDA to its U.S. GAAP counterpart on a consolidated and segment basis for the three and six months ended June 30, 2012 and June 30, 2011 is provided in the tables below. The reconciliation of Adjusted EBITDA per reportable segment does not include the following items, which are not allocated to any of the Company’s reportable segments: income tax expense; interest income; interest expense; gain on early extinguishment of debt and other, net. These items are included in the reconciliation of Adjusted EBITDA to net income on a consolidated basis.

	Consolidated		Consolidated
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Adjusted EBITDA Reconciliation
Net income	$4,866	$9,490	$10,484	$16,368
Income tax expense	2,213	6,997	3,988	13,505
Interest income	(640)	(926)	(1,269)	(1,900)
Interest expense	4,146	3,974	8,267	7,745
Other, net	(1,072)	(1,328)	(1,952)	(4,516)

Income from operations	$9,513	$18,207	$19,518	$31,202
Amortization of intangibles	8,214	7,897	16,489	15,859
Depreciation	3,113	3,037	6,259	6,114
Impairment of goodwill and intangible assets	9,559	920	12,787	920
(Gain) Loss on sale of businesses, net	(4,047)	13	(4,398)	13
Change in estimated acquisition earn-out payables	2,437	—	6,903	—
Management contract buyout	4,182	—	7,537	—

Adjusted EBITDA	$32,971	$30,074	$65,095	$54,108

Adjusted EBITDA as a % of revenue	12.9%	12.6%	12.8%	11.4%

	Corporate Client Group		Corporate Client Group
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Adjusted EBITDA Reconciliation
Income from operations	$4,892	$10,017	$11,540	$21,235
Amortization of intangibles	5,878	5,129	11,787	10,280
Depreciation	1,408	1,615	2,835	3,238
Impairment of goodwill and intangible assets	3,254	—	5,934	—
(Gain) Loss on sale of businesses, net	—	(47)	46	(47)
Change in estimated acquisition earn-out payables	2,437	—	6,903	—
Management contract buyout	4,182	—	7,537	—

Adjusted EBITDA	$22,051	$16,714	$46,582	$34,706

Adjusted EBITDA as a % of revenue	19.6%	17.7%	20.7%	18.3%

	Individual Client Group		Individual Client Group
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Adjusted EBITDA Reconciliation
Income from operations	$2,337	$5,442	$3,519	$4,756
Amortization of intangibles	2,336	2,768	4,702	5,579
Depreciation	1,007	1,126	2,019	2,282
Impairment of goodwill and intangible assets	6,305	920	6,853	920
(Gain) Loss on sale of businesses, net	(4,047)	60	(4,444)	60

Adjusted EBITDA	$7,938	$10,316	$12,649	$13,597

Adjusted EBITDA as a % of revenue	9.8%	12.6%	7.8%	8.5%

	Advisor Services Group		Advisor Services Group
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Adjusted EBITDA Reconciliation
Income from operations	$2,284	$2,748	$4,459	$5,211
Depreciation	698	296	1,405	594

Adjusted EBITDA	$2,982	$3,044	$5,864	$5,805

Adjusted EBITDA as a % of revenue	4.8%	4.8%	4.8%	4.7%

Overview of the six months ended June 30, 2012 compared with the six months ended June 30, 2011

During the six months ended June 30, 2012, revenue increased $36.9 million, or 7.8%, as compared to the six months ended June 30, 2011. The revenue increase was driven by revenue increases within the CCG, ICG and ASG of $34.8 million, $1.8 million, and $0.3 million, respectively. Results in the CCG included commissions and fees revenue from acquisitions of $22.8 million that had no comparable operations in the same period of 2011. Excluding the impact of dispositions of $2.7 million, overall revenue from existing businesses in the CCG increased by $14.7 million due to growth at existing businesses and increased profit contingency commissions. Increased revenue for the ICG was driven by first year sales in certain businesses. Results in the ASG were driven by an increase in sales on products relating to alternative investments and a slight increase in assets under management, offset by declines in variable universal life sales and certain registered investment advisory fees.

Income from operations decreased $11.7 million, or 37.4%, in the six months ended June 30, 2012, as compared to the six months ended June 30, 2011. The decrease in income from operations was driven by a $6.9 million change in estimated acquisition payables related to net adjustments in the estimated fair market values of earn-out obligations due to revised projections of future performance and actual results for certain acquisitions completed in 2011 and 2012, and a $7.5 million expense for the buyout of three management contracts. Impairment of goodwill and intangible assets increased by $11.9 million to $12.8 million for the six months ended June 30, 2012, due to management contract buyouts and firm disposals. Compensation expense – employees also increased within the CCG, due to acquisitions that had no comparable operations in 2011. These decreases were partially offset by an increase in revenue across all segments.

Adjusted EBITDA for the six months ended June 30, 2012 was $65.1 million, compared to $54.1 million for the six months ended June 30, 2011, an increase of 20.3%. As a percentage of revenue, the Adjusted EBITDA margin for the six months ended June 30, 2012 was 12.8% compared to 11.4% in the comparable period last year. CCG Adjusted EBITDA increased with revenue growth from existing businesses as well as from newly-acquired businesses that had no comparable operations in 2011. ICG Adjusted EBITDA decreased slightly as a small increase in revenue was more than offset by an increase in fees to principals expense associated with higher margin businesses, where there is a higher payout rate to principals. ASG Adjusted EBITDA remained relatively flat period to period as lower commission payouts were largely offset by lower revenue.

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

The Company generates revenue primarily from the following sources:

•

Corporate Client Group. The CCG earns commissions on the sale of insurance policies and fees for the development, implementation and administration of corporate and executive benefits programs and property and casualty products and services. In the corporate benefits business line, commissions and fees are generally paid each year as long as the client continues to use the product and maintains its broker of record relationship with NFP’s business. Commissions are based on a percentage of insurance premium or are based on a fee per plan participant. In some cases, such as for the administration of retirement-focused products like 401(k) plans, fees earned are based on the value of assets under administration or advisement. Generally, in the executive benefits business line, consulting fees are earned relative to the completion of specific client engagements, administration fees are earned throughout the year on policies and commissions are earned as a calculated percentage of the premium in the year that the policy is originated and during subsequent renewal years, as applicable. Through the property and casualty business line, the CCG offers property and casualty insurance brokerage and consulting services for which it earns commissions and fees. These fees are paid each year as long as the client continues to use the product and maintains its broker of record relationship with NFP’s business.

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

Commissions and fees. Commissions and fees are typically paid to third-party producers who are affiliated with the Company’s businesses. Commissions and fees are also paid to producers who utilize the services of one or more of the Company’s life brokerage entities, including the Company’s life settlements brokerage entities. Additionally, commissions and fees are paid to producers who provide referrals and specific product expertise. When earnings are generated solely by a principal, no commission expense is incurred because principals are only paid from a share of the EBITDA of the business through fees to principals. However, when income is generated by a third-party producer, the producer is generally paid a portion of the commission income, which is reflected as commission expense. Rather than collecting the full commission and remitting a portion to a third-party producer, a business may include the third-party producer on the policy application submitted to a carrier. The carrier will, in these instances, directly pay each named producer their respective share of the commissions and fees earned. When this occurs, the business will record only the commissions and fees it receives directly as revenue and have no commission expense. As a result, the business will have lower revenue and commission expense and a higher income from operations as a percentage of revenue. Dollars generated from income from operations will be the same. The transactions in which a business is listed as the sole producer and pays commissions to a third-party producer, compared with transactions in which the carrier pays each producer directly, will cause NFP’s income from operations as a percentage of revenue to fluctuate without affecting income from operations. In addition, within the ASG, NFPSI pays commissions to the Company’s affiliated third-party distributors who transact business through NFPSI.

Wholly-owned businesses that utilize the Company’s marketing organization, wholesale life brokerage businesses and NFPSI receive commissions and fees that are eliminated in consolidation.

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

Fees to principals. NFP pays fees to principals to the principals and/or certain entities they own based on the financial performance of the business they manage. From a cash perspective, NFP may advance monthly fees to principals that have not yet been earned due to the seasonality of the earnings of certain subsidiaries, particularly in the life insurance businesses in the ICG. NFP typically pays a portion of the fees to principals monthly in advance. Once NFP receives its cumulative preferred earnings, or base earnings, the principals and/or entity the principals own will earn fees to principals equal to earnings above base earnings up to target earnings. Additional fees to principals are paid in respect of earnings in excess of target earnings based on the ratio of base earnings to target earnings. For example, if base earnings equal 40% of target earnings, NFP receives 40% of earnings in excess of target earnings and the principals and/or the entities they own receive 60%. As the Company moves towards a more integrated business model, where the former owners of the acquired business become employees instead of principals, such ratios of base to target earnings will be proportionately impacted and become less meaningful.

Fees to principals also include an accrual for certain performance-based incentive amounts payable under the PIP. For a more detailed discussion of NFP’s incentive plans, see “Note 11—Commitments and Contingencies—Incentive Plans” to the Company’s Consolidated Financial Statements (Unaudited) contained in this report.

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

Management contract buyout. In executing on its acquisition strategy, NFP may complete management contract buyouts. In these transactions, NFP purchases the entity owned by the principals and party to the management contract that had a right to a portion of the business’s Target EBITDA, or purchases a principal’s economic interest in the management contract, in either scenario acquiring a greater economic interest in a business than originally structured. The principals of such businesses who have their interests purchased generally become employees who are party to employment contracts and are subject to certain non-competition and non-solicitation covenants during the term of the employment contract and for a certain period thereafter. The acquisition of this greater economic interest is treated for accounting purposes as the settlement of an executory contract and expensed in the consolidated statements of operations.

Incentive Plans

NFP views incentive plans as an essential component in compensating principals and as a way to activate growth across the Company. For a more detailed discussion of NFP’s incentive plans, see “Note 11—Commitments and Contingencies—Incentive Plans” to the Company’s Consolidated Financial Statements (Unaudited) contained in this report.

Three months ended June 30, 2012 compared with the three months ended June 30, 2011

Corporate Client Group

The CCG accounted for 44.1% of NFP’s revenue for the three months ended June 30, 2012. The financial information below relates to the CCG for the periods presented:

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
Revenue:
Commissions and fees	$112,578	$94,315	$18,263	19.4%

Operating expenses:
Commissions and fees	13,603	8,667	4,936	57.0%
Compensation expense - employees	40,956	33,625	7,331	21.8%
Fees to principals	16,170	17,347	(1,177)	-6.8%
Non-compensation expense	19,798	17,962	1,836	10.2%
Amortization of intangibles	5,878	5,129	749	14.6%
Depreciation	1,408	1,615	(207)	-12.8%
Impairment of goodwill and intangible assets	3,254	—	3,254	N/M
Gain on sale of businesses, net	—	(47)	47	N/M
Change in estimated acquistion earn-out payables	2,437	—	2,437	N/M
Management contract buyout	4,182	—	4,182	N/M

Total operating expenses	107,686	84,298	23,388	27.7%

Income from operations	$4,892	$10,017	$(5,125)	-51.2%

Commission expense ratio	12.1%	9.2%
Total compensation expense ratio	50.7%	54.0%
Non-compensation expense ratio	17.6%	19.0%

N/M indicates the metric is not meaningful

Summary

Income from operations. Income from operations decreased $5.1 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. Income from operations decreased due to an overall increase in operating expenses, in particular operating expenses due to impairments, change in estimated acquisition earn-out payables and management contract buyouts, for which there were no comparable expenses in the prior period, as well as increased compensation expense – employees and commissions and fees expense. These increases in expenses were partially offset by an increase in commissions and fees revenue.

Revenue

Commissions and fees. Commissions and fees revenue for the three months ended June 30, 2012 increased $18.3 million, as compared to the three months ended June 30, 2011, of which approximately $13.2 million represented commissions and fees revenue from acquisitions that had no comparable operations in 2011. Excluding the impact of dispositions of $1.6 million, overall revenue in the CCG increased by $6.7 million due to net growth at existing businesses and increased profit contingency commissions.

Operating expenses

Commissions and fees. Commissions and fees expense increased $4.9 million for the three months ended June 30, 2012 compared with the same period last year, of which approximately $1.2 million represented commissions and fees expense from acquisitions that had no comparable operations in 2011. Excluding the impact of dispositions of $0.4 million, commissions and fees expense increased by $4.1 million. The increase was largely attributable to the growth in businesses with higher commission expense ratios and certain management contract buyouts and restructures, in which fees to principals were converted into commissions and fees expenses.

Compensation expense - employees. Compensation expense - employees increased $7.3 million for the three months ended June 30, 2012 compared with the same period in the prior year. Approximately $6.0 million of the increase was due to compensation expense - employees from acquisitions that had no comparable operations in 2011. After the impact from divested businesses of $0.5 million, compensation expense - employees increased by $1.8 million, due to increased headcount at existing businesses, increases in salaries and wages and certain management contract buyouts, in which fees to principals were converted into compensation expense.

Fees to principals. Fees to principals decreased $1.2 million in the three months ended June 30, 2012 compared with the same period last year. The decrease in fees to principals is a result of management contract buyouts and restructures, in which fees to principals were converted into commission payments, and compensation expense.

The total compensation expense ratio was 50.7% for the three months ended June 30, 2012 compared with 54.0% for the three months ended June 30, 2011.

Non-compensation expense. Non-compensation expense increased $1.8 million for the three months ended June 30, 2012 compared with the same period in the prior year. Approximately $2.0 million of the increase represented non-compensation expense from acquisitions that had no comparable operations in 2011. After the impact from divested businesses of $0.2 million, non-compensation expense remained flat. The non-compensation expense ratio was 17.6% for the three months ended June 30, 2012 compared with 19.0% for the three months ended June 30, 2011.

Amortization of intangibles. Amortization expense increased as a result of a 13.0% increase in amortizing intangibles, primarily from acquisitions.

Impairment of goodwill and intangible assets. The impairment of goodwill and intangible assets of $3.3 million in 2012 related to a management contract buyout.

Gain on sale of businesses. During the three months ended June 30, 2011, the CCG recognized a gain of less than $0.1 million on the disposition of one business. During the three months ended June 30, 2012, there were no such dispositions.

Change in estimated acquisition earn-out payables. During the second quarter of 2012, the CCG recognized $2.4 million of expense related to net adjustments in the estimated fair market values of earn-out obligations related to the revised projections of future performance and the actual results for certain acquisitions completed in 2011 and 2012. The fair values of the estimated acquisition earn-out payables were increased during the second quarter of 2012 since certain acquisitions performed at a level better than originally projected. For the three months ended June 30, 2011 there were no material acquisitions completed between 2009 and the second quarter of 2011, and therefore there was no change in the estimated earn-out payable for acquisitions recorded.

Management contract buyout. During the three months ended June 30, 2012, the CCG recognized a $4.2 million expense related to a management contract buyout. During the three months ended June 30, 2011, there were no such buyouts.

Individual Client Group

The ICG accounted for 31.6% of NFP’s revenue for the three months ended June 30, 2012. The financial information below relates to the ICG for the periods presented:

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
Revenue:
Commissions and fees	$80,867	$81,903	$(1,036)	-1.3%

Operating expenses:
Commissions and fees	15,384	15,887	(503)	-3.2%
Compensation expense - employees	27,958	26,144	1,814	6.9%
Fees to principals	14,476	14,542	(66)	-0.5%
Non-compensation expense	15,111	15,014	97	0.6%
Amortization of intangibles	2,336	2,768	(432)	-15.6%
Depreciation	1,007	1,126	(119)	-10.6%
Impairment of goodwill and intangible assets	6,305	920	5,385	585.3%
(Gain) Loss on sale of businesses, net	(4,047)	60	(4,107)	N/M

Total operating expenses	78,530	76,461	2,069	2.7%

Income from operations	$2,337	$5,442	$(3,105)	-57.1%

Commission expense ratio	19.0%	19.4%
Total compensation expense ratio	52.5%	49.7%
Non-compensation expense ratio	18.7%	18.3%

Summary

Income from operations. Income from operations decreased $3.1 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. The decrease in income from operations is due to a decrease in commissions and fees revenue and an overall increase in operating expenses, in particular operating expenses due to impairments and compensation expense – employees, partially offset by a gain on sale of business, net.

Revenue

Commissions and fees. Commissions and fees revenue decreased $1.0 million for the three months ended June 30, 2012 as compared with the three months ended June 30, 2011. Excluding the impact of dispositions of $2.2 million, revenue from existing businesses within the ICG increased by $1.2 million. Results in the ICG were driven by first year sales and improvements in certain life insurance businesses, as well as continued improvement in the wealth management business.

Operating expenses

Commissions and fees. Commissions and fees expense decreased $0.5 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. Excluding the impact of dispositions of $0.3 million, commissions from existing businesses declined by $0.2 million. The commission expense ratio was 19.0% in the three months ended June 30, 2012 compared with 19.4% in the three months ended June 30, 2011.

Compensation expense - employees. Compensation expense - employees increased $1.8 million for the three months ended June 30, 2012 compared with the same period in the prior year. After the impact from divestitures of $0.6 million, compensation expense - employees increased $2.4 million due to increases in headcount in certain growing businesses and variable compensation paid to performing businesses.

Fees to principals. Fees to principals decreased less than $0.1 million for the three months ended June 30, 2012 as compared with the three months ended June 30, 2011. Excluding the impact of dispositions of $0.5 million, fees to principals increased by $0.4 million. The increase is a result of moderate performance across ICG’s business lines.

N/M indicates the metric is not meaningful

The total compensation expense ratio was 52.5% for the three months ended June 30, 2012 compared with 49.7% for the three months ended June 30, 2011. The increase in the total compensation expense ratio is primarily the result of the increase in compensation expense - employees.

Amortization of intangibles. Amortization expense declined $0.4 million for the three months ended June 30, 2012 as compared with the three months ended June 30, 2011. Amortization expense declined as a result of a 20.4% decrease in amortizing intangible assets resulting primarily from dispositions and impairments.

Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets increased $5.4 million for the three months ended June 30, 2012 as compared with the three months ended June 30, 2011. The impairments in the second quarter of 2012 primarily related to two firms that are anticipated to be sold in the third quarter of 2012.

Gain on sale of businesses. During the three months ended June 30, 2012, the ICG recognized a net gain from the disposition of two businesses of $4.0 million. During the three months ended June 30, 2011, the ICG recognized a net loss from the disposition of one subsidiary of less than $0.1 million.

Advisor Services Group

The ASG accounted for 24.3% of NFP’s revenue for the three months ended June 30, 2012. The financial information below relates to the ASG for the periods presented:

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
Revenue:
Commissions and fees	$61,991	$63,217	$(1,226)	-1.9%

Operating expenses:
Commissions and fees	49,986	52,334	(2,348)	-4.5%
Compensation expense - employees	4,187	3,860	327	8.5%
Non-compensation expense	4,836	3,979	857	21.5%
Depreciation	698	296	402	135.8%

Total operating expenses	59,707	60,469	(762)	-1.3%

Income from operations	$2,284	$2,748	$(464)	-16.9%

Commission expense ratio	80.6%	82.8%
Total compensation expense ratio	6.8%	6.1%
Non-compensation expense ratio	7.8%	6.3%

Summary

Income from operations. Income from operations decreased $0.5 million for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. The decrease in income from operations was due to decreases in revenue that were only partially offset by decreases in total operating expenses.

Revenue

Commissions and fees. Commissions and fees revenue decreased $1.2 million for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. Results in the ASG were driven by declines in variable annuity sales and certain registered investment advisory fees, offset by an increase in assets under management and stronger sales of variable universal life products. Assets under management for the ASG increased 1.7% to $10.2 billion as of June 30, 2012 compared to $10.0 billion as of June 30, 2011.

Operating expenses

Commissions and fees. Commissions and fees expense decreased $2.3 million for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, primarily related to the decline in revenue.

Compensation expense - employees. Compensation expense - employees increased $0.3 million for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, due to increases in salaries as well as headcount. The total compensation expense ratio was 6.8% for the three months ended June 30, 2012, as compared to 6.1% for the three months ended June 30, 2011.

Non-compensation expense. Non-compensation expense increased $0.9 million for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011. The non-compensation expense ratio was 7.8% for the three months ended June 30, 2012, as compared with 6.3% for the three months ended June 30, 2011. The increase primarily related to increases in professional and regulatory-related fees.

Depreciation. Depreciation expense increased $0.4 million for the three months ended June 30, 2012, as compared with the same period last year. The increase in depreciation resulted from increases in capital expenditures for the ASG due to enhancements in the technology platform provided to advisors.

Corporate Items

The financial information below relates to items not allocated to any of NFP’s three reportable segments for the periods presented:

	Three Months Ended June 30,
	2012	2011	$ Change	% Change
Consolidated income from operations	$9,513	$18,207	$(8,694)	-47.8%

Interest income	640	926	(286)	-30.9%
Interest expense	(4,146)	(3,974)	(172)	4.3%
Other, net	1,072	1,328	(256)	-19.3%

Non-operating income and expenses, net	(2,434)	(1,720)	(714)	41.5%

Income before income taxes	7,079	16,487	(9,408)	-57.1%
Income tax expense	2,213	6,997	(4,784)	-68.4%

Net income	$4,866	$9,490	$(4,624)	-48.7%

Interest income. Interest income decreased $0.3 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. Interest income decreased mainly due to the satisfaction of promissory notes.

Interest expense. Interest expense increased $0.2 million for the second quarter of 2012 as compared to the second quarter of 2011. Interest expense increased primarily due to an increase in revolver borrowings under the 2010 Credit Facility during the first quarter of 2012.

Other, net. Other, net, which primarily consists of income from equity method investments, rental income and net expenses relating to the settlement or reserving of legal matters, decreased $0.3 million for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011. The decrease in other, net is the result of the Company recording a provision on loss contingencies of $1.4 million during the second quarter of 2011, offset by a decrease in income from equity investments of $0.6 million, a decrease of $0.5 million attributable to the change in the cash surrender value related to the Company’s deferred compensation plan and an increase of $0.5 million in loss contingencies during the three months ended June 30, 2012.

Income tax expense. Income tax expense was $2.2 million in the three months ended June 30, 2012 compared with income tax expense of $7.0 million in the same period during the prior year. The effective tax rate for the second quarter of 2012 was 31.3%. This compares with an effective tax rate of 42.4% for the second quarter of 2011. The effective tax rate for the second quarter of 2012 was lower than the effective tax rate for the second quarter of 2011 primarily due to the tax benefit in 2012 associated with dispositions.

Six months ended June 30, 2012 compared with the six months ended June 30, 2011

Corporate Client Group

The CCG accounted for 44.1% of NFP’s revenue for the six months ended June 30, 2012. The financial information below relates to the CCG for the periods presented:

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
Revenue:
Commissions and fees	$224,667	$189,865	$34,802	18.3%

Operating expenses:
Commissions and fees	26,937	19,661	7,276	37.0%
Compensation expense - employees	79,689	67,540	12,149	18.0%
Fees to principals	32,196	31,860	336	1.1%
Non-compensation expense	39,263	36,098	3,165	8.8%
Amortization of intangibles	11,787	10,280	1,507	14.7%
Depreciation	2,835	3,238	(403)	-12.4%
Impairment of goodwill and intangible assets	5,934	—	5,934	N/M
Loss (Gain) on sale of businesses, net	46	(47)	93	-197.9%
Change in estimated acquistion earn-out payables	6,903	—	6,903	N/M
Management contract buyout	7,537	—	7,537	N/M

Total operating expenses	213,127	168,630	$44,497	26.4%

Income from operations	$11,540	$21,235	$(9,695)	-45.7%

Commission expense ratio	12.0%	10.4%
Total compensation expense ratio	49.8%	52.4%
Non-compensation expense ratio	17.5%	19.0%

N/M indicates the metric is not meaningful

Summary

Income from operations. Income from operations decreased $9.7 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. Income from operations decreased due to an overall increase in operating expenses, in particular operating expenses due to impairments, change in estimated acquisition earn-out payables and management contract buyouts, for which there were no comparable expenses in the prior period, as well as increases in compensation expense – employees, commissions and fees expense and non-compensation expense. These increases in expenses were partially offset by an increase in commissions and fees revenue.

Revenue

Commissions and fees. Commissions and fees revenue for the six months ended June 30, 2012 increased $34.8 million, as compared to the six months ended June 30, 2011, of which approximately $22.8 million represented commissions and fees revenue from acquisitions that had no comparable operations in 2011. Excluding the impact of dispositions of $2.7 million, overall revenue in the CCG increased by $14.7 million due to net growth at existing businesses, increased profit contingency commissions and other performance bonuses.

Operating expenses

Commissions and fees. Commissions and fees expense increased $7.3 million for the six months ended June 30, 2012 compared with the same period last year, of which approximately $2.2 million represented commissions and fees expense from acquisitions that had no comparable operations in 2011. Excluding the impact of dispositions of $0.8 million, commissions and fees expense increased by $5.9 million. The increase was largely attributable to the growth in businesses with higher commission expense ratios, certain management contract buyouts and restructures, in which fees to principals were converted into commission payments.

Compensation expense - employees. Compensation expense - employees increased $12.1 million for the six months ended June 30, 2012 compared with the same period in the prior year. Approximately $10.4 million of the increase was due to compensation expense - employees from acquisitions that had no comparable operations in 2011. After the impact from divested businesses of $0.9 million, compensation expense - employees increased by $2.6 million, due to increased headcount at existing businesses, increases in salaries and wages and certain management contract buyouts, in which fees to principals were converted into compensation expense.

Fees to principals. Fees to principals increased $0.3 million in the six months ended June 30, 2012 compared with the same period last year. The increase in fees to principals is a result of an increase in earnings performance as well as an increase in the PIP expense due to performance and changed seasonality in the incentive plan. This increase was partially offset by management contract buyouts and restructures, in which fees to principals were converted into commission payments, and compensation expense.

The total compensation expense ratio was 49.8% for the six months ended June 30, 2012 compared with 52.4% for the six months ended June 30, 2011. The decrease in total compensation expense ratio was attributable to revenue growth exceeding the growth in fees to principals.

Non-compensation expense. Non-compensation expense increased $3.2 million for the six months ended June 30, 2012 compared with the same period in the prior year. Approximately $3.5 million of the increase represented non-compensation expense from acquisitions that had no comparable operations in 2011. After the impact from divested businesses of $0.4 million, non-compensation expense remained relatively flat.

The non-compensation expense ratio was 17.5% for the six months ended June 30, 2012 compared with 19.0% for the six months ended June 30, 2011.

Amortization of intangibles. Amortization expense increased as a result of a 13.0% increase in amortizing intangibles primarily from acquisitions.

Impairment of goodwill and intangible assets. The impairment of goodwill and intangible assets of $5.9 million in 2012 related to two management contract buyouts.

Loss on sale of businesses. During the six months ended June 30, 2012, the CCG recognized a loss of less than $0.1 million on the disposal of one business. During the six months ended June 30, 2011, the CCG recognized a gain of less than $0.1 million on the disposal of one business.

Change in estimated acquisition earn-out payables. The change in estimated acquisition earn-out payables expense as reported in the six months ended June 30, 2012 compared to the six months ended June 30, 2011 was due to the fact that no material acquisitions were completed between 2009 and the second quarter of 2011. During 2012, the CCG recognized $6.9 million of expense related to net adjustments in the estimated fair market values of earn-out obligations related to the revised projections of future performance and the actual results for certain acquisitions completed in 2011 and 2012. The fair values of the estimated acquisition earn-out payables were increased during the first six months of 2012 since certain acquisitions are performing at a level better than originally projected.

Management contract buyout. During the six months ended June 30, 2012, the CCG recognized a $7.5 million expense related to three management contract buyouts. During the six months ended June 30, 2011, there were no such buyouts.

Individual Client Group

The ICG accounted for 31.7% of NFP’s revenue for the six months ended June 30, 2012. The financial information below relates to the ICG for the periods presented:

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
Revenue:
Commissions and fees	$161,460	$159,656	$1,804	1.1%

Operating expenses:
Commissions and fees	33,961	34,277	(316)	-0.9%
Compensation expense - employees	56,071	55,104	967	1.8%
Fees to principals	27,657	24,648	3,009	12.2%
Non-compensation expense	31,122	32,030	(908)	-2.8%
Amortization of intangibles	4,702	5,579	(877)	-15.7%
Depreciation	2,019	2,282	(263)	-11.5%
Impairment of goodwill and intangible assets	6,853	920	5,933	N/M
(Gain) Loss on sale of businesses, net	(4,444)	60	(4,504)	N/M

Total operating expenses	157,941	154,900	$3,041	2.0%

Income from operations	$3,519	$4,756	$(1,237)	-26.0%

Commission expense ratio	21.0%	21.5%
Total compensation expense ratio	51.9%	50.0%
Non-compensation expense ratio	19.3%	20.1%

N/M indicates the metric is not meaningful

Summary

Income from operations. Income from operations decreased $1.2 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The decrease in income from operations is due to an overall increase in operating expenses, in particular operating expenses due to impairments, fees to principals and compensation expense – employees. These increases were partially offset by a gain on sale of businesses, net, a decrease in non-compensation expense and amortization of intangibles expense and an increase in commissions and fees revenue.

Revenue

Commissions and fees. Commissions and fees revenue increased $1.8 million for the six months ended June 30, 2012 as compared with the six months ended June 30, 2011. Excluding the impact of dispositions of $3.4 million, revenue from existing businesses within the ICG increased by $5.2 million. Results in the ICG were driven by first year sales and improvements in certain life insurance businesses.

Operating expenses

Commissions and fees. Commissions and fees expense decreased $0.3 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. Excluding the impact of dispositions of $0.4 million, commissions and fees expense from existing businesses increased by $0.1 million, due to the growth in higher margin businesses. The commission expense ratio was 21.0% in the six months ended June 30, 2012 compared with 21.5% in the six months ended June 30, 2011.

Compensation expense - employees. Compensation expense - employees increased $1.0 million for the six months ended June 30, 2012 compared with the same period in the prior year. After the impact from divested businesses of $1.1 million, compensation expense - employees increased by $2.1 million due to increases in headcount in certain growing businesses and variable compensation on performing businesses.

Fees to principals. Fees to principals increased $3.0 million for the six months ended June 30, 2012 as compared with the six months ended June 30, 2011. Excluding the impact of dispositions of $0.6 million, overall fees to principals increased by $3.6 million. The increase is a result of improved earnings performance.

The total compensation expense ratio was 51.9% for the six months ended June 30, 2012 compared with 50.0% for the six months ended June 30, 2011. The increase in the total compensation expense ratio is primarily the result of the increase in fees to principals.

Non-compensation expense. Non-compensation expense decreased $0.9 million for the six months ended June 30, 2012 as compared with the six months ended June 30, 2011. After the impact from disposed businesses of $1.2 million, non-compensation expense remained relatively flat.

Amortization of intangibles. Amortization expense declined $0.9 million for the six months ended June 30, 2012 as compared with the six months ended June 30, 2011. Amortization expense declined as a result of a 20.4% decrease in amortizing intangible assets resulting primarily from dispositions and impairments.

Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets increased $5.9 million for the six months ended June 30, 2012 as compared with the six months ended June 30, 2011. The impairments in 2012 are primarily related to two firms that are anticipated to be disposed of in the third quarter of 2012.

Gain on sale of businesses. During the six months ended June 30, 2012, the ICG recognized a net gain from the disposition of five subsidiaries of $4.4 million. During the six months ended June 30, 2011, the ICG recognized a net loss from the disposition of one subsidiary of less than $0.1 million.

Advisor Services Group

The ASG accounted for 24.2% of NFP’s revenue for the six months ended June 30, 2012. The financial information below relates to the ASG for the periods presented:

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
Revenue:
Commissions and fees	$123,440	$123,178	$262	0.2%

Operating expenses:
Commissions and fees	100,225	102,047	(1,822)	-1.8%
Compensation expense - employees	8,289	7,874	415	5.3%
Non-compensation expense	9,062	7,452	1,610	21.6%
Depreciation	1,405	594	811	136.5%

Total operating expenses	118,981	117,967	$1,014	0.9%

Income from operations	$4,459	$5,211	$(752)	-14.4%

Commission expense ratio	81.2%	82.8%
Total compensation expense ratio	6.7%	6.4%
Non-compensation expense ratio	7.3%	6.0%

Summary

Income from operations. Income from operations decreased $0.8 million for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011. The decrease in income from operations was due to increases in total operating expenses that were only partially offset by an increase in commissions and fees revenue.

Revenue

Commissions and fees. Commissions and fees revenue increased $0.3 million for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011. Results in the ASG were driven by an increase in assets under management and stronger sales of variable universal life products, offset by declines in variable annuity and certain registered investment advisory fees. Assets under management for the ASG increased 1.7% to $10.2 billion as of June 30, 2012 compared to $10.0 billion as of June 30, 2011.

Operating expenses

Commissions and fees. Commissions and fees expense decreased $1.8 million for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011. The decrease in commissions and fees is related to the decline in sales of variable annuity products and certain registered investment advisory fees.

Compensation expense - employees. Compensation expense - employees increased $0.4 million for the six months ended June 30, 2012 compared with the same period in the prior year due to increases in salaries as well as headcount. The total compensation expense ratio was 6.7% for the six months ended June 30, 2012 and 6.4% for the six months ended June 30, 2011.

Non-compensation expense. Non-compensation expense increased $1.6 million for the six months ended June 30, 2012, as compared to the six months ended June 30, 2011. The non-compensation expense ratio was 7.3% for the six months ended June 30, 2012, as compared with 6.0% for the six months ended June 30, 2011. The increase primarily related to increases in professional and regulatory-related fees.

Depreciation. Depreciation expense increased $0.8 million for the six months ended June 30, 2012, as compared with the same period last year. The increase in depreciation resulted from increases in capital expenditures for the ASG due to enhancements in the technology platform provided to advisors.

Corporate Items

The financial information below relates to items not allocated to any of NFP’s three reportable segments for the periods presented:

	Six Months Ended June 30,
	2012	2011	$ Change	% Change
Consolidated income from operations	$19,518	$31,202	$(11,684)	-37.4%
Interest income	1,269	1,900	(631)	-33.2%
Interest expense	(8,267)	(7,745)	(522)	6.7%
Other, net	1,952	4,516	(2,564)	-56.8%

Non-operating income and expenses, net	(5,046)	(1,329)	(3,717)	279.7%
Income before income taxes	14,472	29,873	(15,401)	-51.6%
Income tax expense	3,988	13,505	(9,517)	-70.5%

Net income	$10,484	$16,368	$(5,884)	-35.9%

Interest income. Interest income decreased $0.6 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. Interest income decreased mainly due to the satisfaction of promissory notes.

Interest expense. Interest expense increased $0.5 million for the second quarter of 2012 as compared to the second quarter of 2011. Interest expense increased primarily due to the Swap (as defined below), which began on April 14, 2011, increased borrowings during the first quarter under the 2010 Credit Facility, as well as an increase in accretion of the 2010 Notes.

Other, net. Other, net, which primarily consists of income from equity method investments, rental income and net expenses relating to the settlement or reserving of legal matters, decreased $2.6 million for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011. The decrease in other, net is due to a decrease in income from equity method investments of $0.8 million, as the Company acquired the controlling interest of Nemco Group, LLC in the beginning of the second quarter 2012, a decrease of $0.4 million in the cash surrender value, an increase of $0.2 million in asset appreciation relating to the Company’s deferred compensation plan, and an increase of $1.0 million in loss contingencies.

Income tax expense. Income tax expense was $4.0 million in the six months ended June 30, 2012 compared with income tax expense of $13.5 million in the same period during the prior year. The effective tax rate for the six months ended June 30, 2012 was 27.6%. This compares with an effective tax rate of 45.2% for the six months ended June 30, 2011. The effective tax rate for the six months ended June 30, 2012 was lower than the effective tax rate for the six months ended June 30, 2011 primarily due to the tax benefit from 2012 dispositions and a reduction in unrecognized tax benefits during 2012 due to statute lapse and the corresponding reduction of interest and penalties.

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

This historical borrowing pattern did not occur in 2011 because cash flow was sufficient to fund fees to principals of firms that performed in excess of target earnings and acquisitions occurred primarily in the third quarter. In addition, the cash balance on hand at the beginning of the year was higher than it had been in the previous several years.

This historical borrowing pattern returned in the first quarter of 2012. NFP borrowed from its credit facility in order to (i) satisfy payables due to principals for fees and incentives earned at year end and paid out during the first quarter of 2012, (ii) pay the consideration required to close certain acquisitions and management contract buyouts during the first quarter of 2012 and (iii) complete its common stock repurchase plan that was authorized by the Board on April 28, 2011.

A summary of the changes in cash flow data is provided as follows:

	Six Months Ended June 30,
(in thousands)	2012	2011
Net cash flows provided by (used in):
Operating activities	$4,934	$33,931
Investing activities	(40,712)	(8,645)
Financing activities	(9,850)	(15,495)
Effect of exchange rate changes on cash and cash equivalents	(55)	—

Net (decrease) increase in cash and cash equivalents	(45,683)	9,791
Cash and cash equivalents - beginning of period	135,239	128,830

Cash and cash equivalents - end of period	$89,556	$138,621

The Company anticipates that its short/medium-term liquidity and capital needs have currently been addressed. However, as the Company’s financing needs evolve, as capital market conditions change or as the general economic environment fluctuates, NFP reviews its capital structure and its access to capital and the credit markets. For instance, the 2010 Credit Facility matures in 2014 and NFP may consider refinancing alternatives before that maturity date. Further, NFP may from time to time seek to retire or repurchase a portion of its outstanding 2010 Notes. Such refinancings, retirements or repurchases, if any, will depend on a variety of factors, including capital availability, market conditions and limitations under the 2010 Credit Facility.

NFP filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission on August 21, 2009. The shelf registration statement provides NFP with the ability to offer, from time to time and subject to market conditions, debt securities, preferred stock or common stock for proceeds in the aggregate amount of up to $80.0 million. In addition, up to 5,000,000 shares of NFP common stock may be sold pursuant to the registration statement by the selling stockholders described therein. The shelf registration statement is intended to give NFP greater flexibility to efficiently raise capital and put the Company in a position to take advantage of favorable market conditions as they arise.

On April 28, 2011, the Board authorized the repurchase of up to $50.0 million of NFP’s common stock on the open market, at times and in such amounts as management deemed appropriate. The timing and actual number of shares repurchased was dependent on a variety of factors, including capital availability, share price and market conditions. This repurchase program was completed on February 6, 2012, resulting in 3,992,799 shares being repurchased at an average cost of $12.45 per share and a total cost of approximately $49.7 million. The Company currently intends to hold the repurchased shares as treasury stock.

See also “Note 9—Stockholders’ Equity—Stock Repurchases” to the Company’s Consolidated Financial Statements (Unaudited) contained in this report.

On February 6, 2012, NFP’s the Board authorized a new repurchase of up to $50.0 million of NFP’s common stock on the open market, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors, including the limitations under the 2010 Credit Facility, capital availability, share price and market conditions. As of June 30, 2012, 463,210 shares were repurchased under this program at an average cost of $13.13 per share and a total cost of approximately $6.1 million. As of June 30, 2012, there remains an aggregate of approximately $43.9 million available for repurchases under this stock repurchase program. The Company currently intends to hold the repurchased shares as treasury stock.

For the six months ended June 30, 2012, total shares repurchased during 2012 through both repurchase programs was 1,003,716 at an average cost of $13.99. NFP also reacquired 13,595 shares relating to the satisfaction of promissory notes and 5,439 shares relating to the disposal of a business.

Operating Activities

During the six months ended June 30, 2012, cash provided by operating activities was approximately $4.9 million compared with $33.9 million for the six months ended June 30, 2011. The decrease in cash used for the six months ended June 30, 2012 as compared with the prior period was primarily due to a decrease in accrued liabilities relating to an $8.5 million legal settlement payment, and a payout of the PIP in the amount of $7.3 million, as the Company aligned the previous PIP with the 2011 calendar year. During 2011, no PIP payments were made since the plan commenced on October 1, 2010 and ended on December 31, 2011. In addition, the Company paid $3.4 million relating to management contract buyouts. The remainder of the decline in cash was due to working capital.

Some of the Company’s businesses maintain premium trust accounts in a fiduciary capacity, which represent payments collected from policyholders on behalf of carriers. These funds cannot be used for general corporate purposes, and should not be considered a source of liquidity for the Company. Funds held in these accounts are invested in cash, cash equivalents and securities purchased under resale agreements overnight. At June 30, 2012, the Company had cash, cash equivalents and securities purchased under resale agreements in premium trust accounts listed as fiduciary funds on its balance sheet of $90.2 million, an increase of $14.7 million from the balance of $75.5 million as of December 31, 2011, offset by a corresponding premium payable to carriers of $90.5 million at June 30, 2012 compared with $74.1 million at December 31, 2011. Changes in these accounts are the result of timing of payments collected from insureds on behalf of insurance carriers.

Investing Activities

During the six months ended June 30, 2012, cash used in investing activities was $40.7 million, which was primarily due to $36.8 million paid as payments for acquisitions, net of cash, $6.7 million paid for contingent consideration payments and $3.4 million paid for purchases of property and equipment. During the six months ended June 30, 2011, cash used in investing activities was $8.6 million, which was primarily due to $4.6 million paid for purchases of property and equipment and approximately $4.0 million paid as payments for businesses, net of cash acquired.

Financing Activities

During the six months ended June 30, 2012, cash used in financing activities was approximately $9.9 million compared with $15.5 million during the prior year period. Cash used in financing activities during the six months ended June 30, 2012 consisted mainly of repurchases of common stock of $14.0 million, net payments on long-term borrowings under the 2010 Credit Facility of $6.3 million and net payments for stock-based awards, including shares cancelled to pay withholding taxes, of $3.7 million, which were partially offset by net proceeds from revolver borrowings of $15.0 million. Cash used in financing activities during the six months ended June 30, 2011 consisted mainly of repurchases of common stock of $8.8 million, as well as repayments of $6.3 million under the 2010 Credit Facility.

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

In connection with the 2010 Credit Facility, NFP is exposed to changes in the benchmark interest rate, which is the London Interbank Offered Rate (“LIBOR”). To reduce this exposure, NFP executed a one-month LIBOR based interest rate swap (the “Swap”) on July 14, 2010 to hedge $50.0 million of general corporate variable debt based on one-month LIBOR, beginning on April 14, 2011. The Swap has been designated as a hedging instrument in a cash flow hedge of interest payments on $50.0 million of borrowings under the term loan portion of the 2010 Credit Facility by effectively converting a portion of the variable rate debt to a fixed rate basis. The Company manages the Swap’s counterparty exposure by considering the credit rating of the counterparty, the size of the Swap and other financial commitments and exposures between the Company and the counterparty. The Swap is transacted under International Swaps and Derivatives Association (ISDA) documentation. See “Note 8—Derivative Instruments and Hedging Activities” to the Company’s Consolidated Financial Statements (Unaudited) contained in this report.

Based on the weighted average borrowings under NFP’s 2010 Credit Facility and prior credit agreement among NFP, the lenders party thereto and Bank of America, N.A., as administrative agent, dated as of August 22, 2006 and terminated July 8, 2010, during the six months ended June 30, 2012 and 2011, respectively, a change in short-term interest rates of 100 basis points would have affected the Company’s pre-tax income by approximately $1.2 million in 2012 and 2011.

The Company is further exposed to short-term interest rate risk because it holds cash and cash equivalents. These funds are denoted in fiduciary funds—restricted related to premium trust accounts. These funds cannot be used for general corporate purposes and should not be considered a source of liquidity for the Company. Based on the weighted average amount of cash, cash equivalents and securities held in fiduciary funds—restricted related to premium trust accounts, a change in short-term interest rates of 100 basis points would have affected the Company’s pre-tax income by approximately $1.7 million in 2012 and $2.0 million in 2011.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed under Item 1A of the Company’s 2011 10-K filed with the Securities and Exchange Commission on February 13, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities

Since April 1, 2012 and through June 30, 2012, NFP has not issued any unregistered securities related to acquisition of firms, contingent consideration and other.

Since July 1, 2012 and through July 31, 2012, NFP did not issue any common stock relating to contingent consideration.

(c) Issuer Purchases of Equity Securities

On April 28, 2011, the Board authorized a share repurchase program in the amount of $50.0 million (the “2011 Share Repurchase Program”). On February 6, 2012, the Board authorized another share repurchase program in the amount of $50.0 million (the “2012 Share Repurchase Program”). On February 6, 2012, the Company completed its 2011 Share Repurchase Program. Under the 2012 Share Repurchase Program, the Company may repurchase shares on the open market, at times and in such amounts as management deems appropriate.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2012 – April 30, 2012	5,439	(a)	$15.36	—		$50,000,000
May 1, 2012 – May 31, 2012	286,000	(b)	13.24	286,000	(b)	46,218,000
June 1, 2012 – June 30, 2012	178,510	(c)	12.94	177,210	(b)	43,928,000
Total	469,949		13.15	463,210	(b)	43,928,000

(a)	5,439 shares were reacquired relating to the disposal of a business. A gain of $0.5 million was recorded on this transaction.
(b)	Shares were reacquired relating to the 2012 Share Repurchase Program.
(c)	1,300 shares were reacquired relating to the satisfaction of a promissory note. There was no gain or loss associated with this transaction. The remaining 177,210 shares were reacquired as part of the 2012 Share Repurchase Program.

EXHIBIT INDEX

Item 6. Exhibits

Exhibit No.	Description

10.1*	Restricted Stock Unit Notice of Award (replaces Exhibit 10.1 to NFP’s Quarterly Report on Form 10-Q for the period ended March 31, 2012 filed on May 1, 2012)

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Financial Partners Corp.

Signature	Title	Date

/s/ JESSICA M. BIBLIOWICZ	Chairman and Chief Executive Officer	August 1, 2012
Jessica M. Bibliowicz

/s/ DONNA J. BLANK	Executive Vice President and Chief Financial Officer	August 1, 2012
Donna J. Blank

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Restricted Stock Unit Notice of Award (replaces Exhibit 10.1 to NFP’s Quarterly Report on Form 10-Q for the period ended March 31, 2012 filed on May 1, 2012)

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.