Form 10-Q
period 2012-09-30
NATIONAL FINANCIAL PARTNERS CORP
filed 2012-11-05
CIK 1183186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

The number of outstanding shares of the registrant’s Common Stock, $0.10 par value, as of October 25, 2012 was 39,836,091.

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

These forward-looking statements are based on management’s current views with respect to future results. Forward-looking statements are based on beliefs and assumptions made by management using currently-available information, such as market and industry materials, experts’ reports and opinions, and current financial trends. These statements are only predictions and are not guarantees of future performance. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by a forward-looking statement. These risks and uncertainties include, without limitation: (1) the ability of the Company to implement its business initiatives, including increasing recurring revenue and executing management contract buyouts; (2) NFP’s ability, through its operating structure, to respond quickly to operational, financial or regulatory situations impacting its businesses; (3) the ability of the Company’s businesses to perform successfully following acquisition, including through the diversification of product and service offerings, and NFP’s ability to manage its business effectively and profitably through its principals and employees and through the Company’s reportable segments; (4) any losses or charges that NFP may take with respect to dispositions, restructures, the collectability of amounts owed to it, impairments or otherwise; (5) seasonality or an economic environment that results in fewer sales of financial products or services; (6) NFP’s success in acquiring and retaining high-quality independent financial services businesses and their managers and key producers, and the ability of the Company to retain its broker-dealers’ financial advisors and recruit new financial advisors; (7) changes in premiums and commission rates or the rates of other fees paid to the Company’s businesses, due to requirements related to medical loss ratios stemming from the Patient Protection and Affordable Care Act or otherwise; (8) NFP’s ability to operate effectively within the restrictive covenants of its credit facility; (9) changes that adversely affect NFP’s ability to manage its indebtedness or capital structure, including changes in interest rates or credit market conditions; (10) the impact of capital markets behavior, such as fluctuations in the price of NFP’s common stock, or the dilutive impact of capital raising efforts; (11) adverse results or other consequences from matters including litigation, arbitration, settlements, regulatory investigations or compliance initiatives, such as those related to business practices, compensation agreements with insurance companies, policy rescissions or chargebacks, or activities within the life settlements industry; (12) the impact of legislation or regulations on NFP’s businesses, such as the possible adoption of exclusive federal regulation over interstate insurers, the uncertain impact of legislation regulating the financial services industry, such as the recent Dodd-Frank Wall Street Reform and Consumer Protection Act, the impact of the adoption of the Patient Protection and Affordable Care Act and resulting changes in business practices, potential changes in estate tax laws, or changes in regulations affecting the value or use of benefits programs, any of which may adversely affect the demand for or profitability of the Company’s services; (13) adverse developments in the Company’s markets, such as those related to compensation agreements with insurance companies or activities within the life settlements industry, which could result in decreased sales of financial products or services; (14) the effectiveness or financial impact of NFP’s incentive plans; (15) the impact of the adoption or change in interpretation of certain accounting treatments or policies and changes in underlying assumptions relating to such treatments or policies, which may lead to adverse financial statement results; (16) the loss of services of key members of senior management; (17) failure by the Company’s broker-dealers to comply with net capital requirements; (18) the Company’s ability to compete against competitors with greater resources, such as those with greater name recognition; (19) developments in the availability, pricing, design, tax treatment or underwriting of insurance products, including insurance carriers’ potential change in accounting for deferred acquisition costs, revisions in mortality tables by life expectancy underwriters or changes in the Company’s relationships with insurance companies; (20) the reduction of the Company’s revenue and earnings due to the elimination or modification of compensation arrangements, including contingent compensation arrangements and the adoption of internal initiatives to enhance compensation transparency, including the transparency of fees paid for life settlements transactions; (21) the occurrence of adverse economic conditions or an adverse legal or regulatory climate in New York, Florida or California; and (22) the Company’s ability to effect smooth succession planning.

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

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(in thousands, except per share amounts)

	September 30,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$80,646	$135,239
Fiduciary funds—restricted related to premium trust accounts	75,762	75,503
Commissions, fees, and premiums receivable, net	116,256	119,945
Due from principals and/or certain entities they own	9,380	4,308
Notes receivable, net	3,921	4,224
Deferred tax assets	10,209	10,209
Other current assets	39,193	18,706

Total current assets	335,367	368,134
Property and equipment, net	30,611	33,937
Deferred tax assets	4,055	5,023
Intangibles, net	310,708	320,066
Goodwill, net	138,043	102,039
Notes receivable, net	23,399	23,661
Other non-current assets	29,110	41,307

Total assets	$871,293	$894,167

LIABILITIES
Current liabilities:
Premiums payable to insurance carriers	$85,280	$74,145
Current portion of long term debt	12,500	12,500
Income taxes payable	—	3,045
Due to principals and/or certain entities they own	21,632	37,886
Accounts payable	20,819	30,584
Accrued liabilities	65,583	70,855

Total current liabilities	205,814	229,015
Long term debt	99,375	93,750
Deferred tax liabilities	1,679	1,605
Convertible senior notes	95,428	91,887
Other non-current liabilities	70,523	71,960

Total liabilities	472,819	488,217

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value: Authorized 200,000 shares; none issued	—	—
Common stock, $0.10 par value: Authorized 180,000 shares; 47,046 and 46,656 issued and 39,913 and 40,749 outstanding, respectively	4,704	4,665
Additional paid-in capital	905,178	905,774
Accumulated deficit	(383,028)	(391,202)
Treasury stock, 7,133 and 5,907 shares, respectively, at cost	(127,523)	(112,278)
Accumulated other comprehensive loss	(857)	(1,009)

Total stockholders’ equity	398,474	405,950

Total liabilities and stockholders’ equity	$871,293	$894,167

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenue:
Commissions and fees	$252,036	$251,531	$761,603	$724,230
Operating expenses:
Commissions and fees	76,169	80,297	237,292	236,283
Compensation expense—employees	72,667	66,601	216,716	197,119
Fees to principals	30,055	33,201	89,908	89,709
Non-compensation expense	40,715	39,252	120,162	114,832
Amortization of intangibles	8,480	8,348	24,969	24,207
Depreciation	2,973	3,126	9,232	9,240
Impairment of goodwill and intangible assets	18,407	2,466	31,194	3,386
(Gain) Loss on sale of businesses, net	(439)	40	(4,837)	53
Change in estimated acquisition earn-out payables	1,085	53	7,988	53
Management contract buyout	—	—	7,537	—

Total operating expenses	250,112	233,384	740,161	674,882
Income from operations	1,924	18,147	21,442	49,348
Non-operating income and expenses
Interest income	$617	$700	$1,886	$2,600
Interest expense	(4,173)	(4,006)	(12,440)	(11,751)
Other, net	1,229	1,303	3,181	5,819

Non-operating income and expenses, net	(2,327)	(2,003)	(7,373)	(3,332)
(Loss) income before income taxes	(403)	16,144	14,069	46,016
Income tax (benefit) expense	(454)	6,823	3,534	20,329

Net income	$51	$9,321	$10,535	$25,687

Earnings per share:
Basic	$0.00	$0.22	$0.26	$0.59

Diluted	$0.00	$0.21	$0.25	$0.58

Weighted average shares outstanding:
Basic	40,043	42,480	40,348	43,384

Diluted	41,732	43,476	41,872	44,375

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited—in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$51	$9,321	$10,535	$25,687
Other comprehensive income, net of tax:
Foreign currency translation adjustments	69	(231)	26	(160)
Unrealized gain (loss) on cash flow hedge	44	(345)	126	(882)

Other comprehensive (loss) income, net of tax	113	(576)	152	(1,042)

Comprehensive income	$164	$8,745	$10,687	$24,645

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited—in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flow from operating activities:
Net income	$10,535	$25,687
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	4,112	4,130
Impairment of goodwill and intangible assets	31,194	3,386
Amortization of intangibles	24,969	24,207
Depreciation	9,232	9,240
Accretion of senior convertible notes discount	3,541	3,197
(Gain) Loss on sale of businesses, net	(4,837)	53
Change in estimated acquisition earn-out payables	7,988	53
Payments on acquisition earn-outs in excess of original estimated payables	(830)	—
Bad debt expense	1,198	2,349
Other, net	—	(1,515)
(Increase) decrease in operating assets:
Fiduciary funds-restricted related to premium trust accounts	34	7,687
Commissions, fees and premiums receivable, net	6,556	29,859
Due from principals and/or certain entities they own	(5,260)	(3,425)
Notes receivable, net—current	(20)	1,537
Other current assets	(20,499)	48
Notes receivable, net—non-current	999	1,916
Other non-current assets	618	2,830
Increase (decrease) in operating liabilities:
Premiums payable to insurance carriers	10,874	(3,753)
Income taxes payable	(3,010)	1,552
Due to principals and/or certain entities they own	(16,445)	(12,113)
Accounts payable	(12,253)	(18,152)
Accrued liabilities	(6,038)	200
Other non-current liabilities	(4,125)	797

Total adjustments	27,998	54,083

Net cash provided by operating activities	38,533	79,770

Cash flow from investing activities:
Proceeds from disposal of businesses	7,502	738
Purchases of property and equipment, net	(5,881)	(6,368)
Payments for acquired firms, net of cash	(62,022)	(48,535)
Payments for contingent consideration	(6,934)	(80)

Net cash used in investing activities	(67,335)	(54,245)

Cash flow from financing activities:
Payments on acquisition earn-outs	(8,798)	—
Borrowings on revolving credit facility	20,000	—
Payments on revolving credit facility	(5,000)	—
Repayment of long term debt	(9,375)	(9,375)
(Payments for) proceeds from stock-based awards, including tax benefit	(875)	2,603
Shares cancelled to pay withholding taxes	(3,793)	(3,021)
Repurchase of common stock	(17,903)	(28,563)
Dividends paid	—	(1)

Net cash used in financing activities	(25,744)	(38,357)

Effect of exchange rate changes on cash and cash equivalents	(47)	—
Net decrease in cash and cash equivalents	(54,593)	(12,832)
Cash and cash equivalents, beginning of the period	135,239	128,830

Cash and cash equivalents, end of the period	$80,646	$115,998

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$26,167	$15,812

Cash paid for interest	$6,637	$5,361

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

Recently adopted accounting guidance

Fair Value — In May 2011, new accounting guidance on fair value measurements was issued, which requires updates to fair value measurement disclosures to conform to U.S. GAAP and International Financial Reporting Standards. This guidance includes additional disclosure requirements about Level 3 fair value measurements and is effective for interim and annual periods beginning after December 15, 2011. The adoption of the new guidance did not affect the Company’s financial position, results of operations or cash flows, but required additional disclosure (see “Note 11—Commitments and Contingencies—Contingent consideration arrangements” and “Note 5—Goodwill and other intangible assets—Impairment of non-amortizing intangible assets”).

Comprehensive Income — In June 2011, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance which requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements, but required a change in the presentation of the Company’s comprehensive income from the statement of stockholder’s equity, where it was previously disclosed. The Company elected to present a consolidated statement of comprehensive income separate from, but consecutive to, its consolidated statements of income.

Goodwill Impairment — In September 2011, the FASB issued authoritative guidance which simplifies goodwill impairment testing by allowing an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying value. An entity is no longer required to determine the fair value of a reporting unit unless it is more likely than not that the fair value is less than the carrying value. The guidance was effective for the Company during the first quarter of 2012 and did not have an impact on the Company’s consolidated financial statements. The Company has elected to bypass the qualitative assessment for its reporting unit and proceed directly to Step One of the goodwill impairment test and validate the conclusion by measuring fair value. The Company can resume performing the qualitative assessment in any subsequent period (see “Note 5—Goodwill and other intangible assets—Impairment of non-amortizing intangible assets”).

Offsetting Assets and Liabilities — In December 2011, the FASB issued authoritative guidance relating to disclosures about offsetting assets and liabilities. The guidance requires entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance becomes effective for NFP as of January 1, 2013, and its adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

Indefinite-lived Intangible Assets — In July 2012, the FASB issued authoritative guidance to amend previous guidance on the annual and interim testing of indefinite-lived intangible assets for impairment. The guidance provides entities with the option of first assessing qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If it is determined, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not less than the carrying amount, a quantitative impairment test would still be required. The guidance becomes effective for NFP as of January 1, 2013, and its adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

Income taxes

During the three months ended September 30, 2012, the Company’s unrecognized tax benefits decreased by $1.0 million as a result of a statute lapse. Interest and penalties increased by $0.3 million. The Company’s total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, decreased by $1.0 million. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits could significantly decrease within the next twelve months due to the settlement of state income tax audits and expiration of statutes of limitation in various federal and state and local jurisdictions, in an amount ranging from $2.2 million to $3.5 million based on current estimates.

The effective tax rate for the third quarter of 2012 was higher than the effective tax rate for the third quarter of 2011 primarily due to the tax benefit in the third quarter of 2012 associated with dispositions.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, fiduciary funds-restricted related to premium trust accounts, premiums payable to insurance carriers and the current portion of long-term debt approximate fair value because of the short-term maturity of these instruments. The carrying amounts of the Company’s notes receivable, net approximate fair value because they are short term in nature and/or carry interest rates which are comparable to market-based rates. The carrying amount of NFP’s long-term debt approximates fair value since the 2010 Credit Facility (as defined below) bears interest at a variable rate. See “Note 7—Borrowings” for the reported fair value amount of the 2010 Notes (as defined below).

Note 3—Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock.

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

Since the principal amount of the 2010 Notes will be settled in cash upon conversion, only amounts in excess of the principal amount are included in the calculation of diluted earnings per share. As such, the 2010 Notes only have an impact on diluted earnings per share if the weighted average market price of NFP’s common stock exceeds the conversion price of the 2010 Notes of $12.87. Similarly, the warrants only have an impact on diluted earnings per share if the average market price of NFP’s common stock exceeds the exercise price of the warrants of $15.77. If the average market price of NFP’s common stock exceeds the conversion or exercise price, the Company includes the effect of the additional shares that may be issued upon conversion of the 2010 Notes or exercise of the warrants using the treasury stock method in the diluted earnings per share calculation. For the three months ended September 30, 2012 and September 30, 2011, NFP’s weighted average stock price was $14.98 and $11.66, respectively. For the nine months ended September 30, 2012 and September 30, 2011, NFP’s weighted average stock price was $14.65 and $12.89, respectively.

The call options to purchase NFP’s common stock, which were purchased to hedge against potential dilution upon conversion of the 2010 Notes (see “Note 7—Borrowings”), are not considered for purposes of calculating the total dilutive weighted average shares outstanding, as their effect would be anti-dilutive if the weighted average market price of NFP’s common stock exceeds the conversion price of the 2010 Notes of $12.87. Upon exercise, the call options will mitigate the dilutive effect of the 2010 Notes.

The computations of basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic:
Net income	$51	$9,321	$10,535	$25,687

Weighted average number of shares outstanding	40,043	42,480	40,348	43,384

Basic earnings per share	$0.00	$0.22	$0.26	$0.59

Diluted:
Net income	$51	$9,321	$10,535	$25,687

Weighted average number of shares outstanding	40,043	42,480	40,348	43,384
Stock-based compensation	320	991	344	978
Convertible senior notes	1,364	—	1,175	8
Other	5	5	5	5

Total	41,732	43,476	41,872	44,375

Diluted earnings per share	$0.00	$0.21	$0.25	$0.58

For the three months ended September 30, 2012 and September 30, 2011, the calculation of diluted earnings per share excluded approximately 553,010 and 774,532 shares of stock-based awards, respectively, because the effect would be anti-dilutive. For the nine months ended September 30, 2012 and September 30, 2011, the calculation of diluted earnings per share excluded approximately 574,107 and 783,309 shares of stock-based awards, respectively, because the effect would be anti-dilutive.

Note 4—Acquisitions and Divestitures

Acquisitions

During the nine months ended September 30, 2012, NFP completed two acquisitions, one step acquisition and six sub-acquisitions. The step acquisition consisted of NFP acquiring the remaining outstanding interests of Nemco Group, LLC (“Nemco”). Prior to this transaction, NFP owned a 38% minority preferred interest in Nemco. The acquisition date fair value of the preferred interest was $11.8 million and is included in the measurement of the consideration transferred in the table below. The aggregate purchase price allocation for all acquisitions completed during this period was $85.7 million, including $62.4 million of cash payments, the issuance of $0.2 million in notes payable, $11.3 million of recorded earn-out payables and $11.8 million of fair value of non-controlling interest.

During the same period in the previous year, NFP completed two acquisitions and three sub-acquisitions. The aggregate purchase price of these acquisitions was $61.6 million, including $49.0 million of cash payments and $12.7 million of recorded earn-out payables.

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

The purchase price allocation, including direct costs, associated with acquisitions accounted for as purchases and the allocations thereof, are summarized as follows:

	Nine Months Ended September 30,
	2012	2011
Consideration:
Cash paid	$62,432	$48,993
Notes payable	165	—
Recorded earn-out payable	11,329	12,653
Fair value of non-controlling interest	11,800	—

Total consideration	$85,726	$61,646

Allocation of purchase price:
Net tangible assets	$407	$873
Cost assigned to intangibles:
Book of Business	$37,837	$23,666
Management Contract	—	5,395
Non-Compete Agreement	1,265	590
Goodwill, net of deferred taxes of $1.0 million in 2012 and $3.0 million in 2011	46,217	31,122

Total	$85,726	$61,646

The weighted average useful lives for the above acquired amortizable intangibles are as follows: book of businesses – 10 years; management contracts – 25 years; and non-compete agreements – 5-6 years.

For the acquisitions completed during the nine months ended September 30, 2012, of the total goodwill of $46.2 million, $28.5 million is deductible for income tax purposes and $7.1 million is non-deductible. The remaining $10.6 million relates to the earn-out payables and will not be deductible until it is earned and paid. For the acquisitions completed during the nine months ended September 30, 2011, of the total goodwill of $31.1 million, $18.1 million is deductible for income tax purposes and $2.9 million is non-deductible. The remaining $10.1 million relates to the earn-out payables and will not be deductible until it is earned and paid.

The results of operations for the acquisitions completed during 2012 have been combined with those of the Company since their respective acquisition dates. The total revenues and income before income taxes from the acquisitions completed during 2012 and included in the Company’s consolidated statements of income for the nine months ended September 30, 2012 are $16.6 million and $4.1 million, respectively. If the acquisitions had occurred as of the beginning of the comparable prior annual reporting period, the Company’s estimated results of operations would be as shown in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Pro-forma)	2012	2011	2012	2011
Total revenues	$252,744	$258,502	$767,452	$746,601
(Loss) Income before income taxes	(212)	17,804	15,682	51,397
Net income	170	10,350	11,535	29,023
Net income per share:
Basic	$0.00	$0.24	$0.29	$0.67
Diluted	$0.00	$0.24	$0.28	$0.65
Weighted average number of shares outstanding:
Basic	40,043	42,480	40,348	43,384
Diluted	41,732	43,476	41,872	44,375

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred at January 1, 2012 and 2011, respectively, nor is it necessarily indicative of future operating results.

For acquisitions consummated prior to January 1, 2009, contingent consideration paid to sellers as a result of purchase agreement earn-out provisions are recorded as adjustments to purchase price when the contingencies are settled. For the nine months ended September 30, 2012, the net contingent consideration paid in cash by the Company was $6.9 million, of which $6.3 million was allocated to goodwill during 2011, and the remaining $0.6 million was allocated during 2012. For the nine months ended September 30, 2011, the Company paid $0.1 million in cash in connection with contingent consideration.

For acquisitions consummated after January 1, 2009, the fair value of the estimated initial earn-out payable included in the purchase price allocation was based on NFP’s assessment, at the time of closing, of earnings levels during the earn-out period. In developing these estimates, the Company considered earnings projections, historical results, the general macroeconomic environment and industry trends. This fair value measurement is based on significant inputs, only some of which are observed in the market, and represents a Level 3 measurement. For the nine months ended September 30, 2012, the Company paid $9.6 million in cash in connection with earn-out payables. For the nine months ended September 30, 2011, the Company paid less than $0.1 million in cash in connection with earn-out payables.

As of September 30, 2012, the fair values of the estimated acquisition earn-out payables were re-valued and measured at fair value using both observable and unobservable inputs. The resulting additions, payments and net changes on the estimated acquisition earn-out payables for the nine months ended September 30, 2012 and 2011 were as follows:

	Nine Months Ended September 30,
Change in estimated acquisition earn-out payables:	2012	2011
Balance as of January 1,	$13,120	$134
Additions to estimated acquisition earn-out payables	11,329	13,871
Payments for acquisition earn-out payables	(9,628)	(352)
Net change in fair value on estimated acquisition earn-out payables	7,988	53
Purchase accounting adjustment	125	—

Balance as of September 30,	$22,934	$13,706

Divestitures

During the nine months ended September 30, 2012, the Company disposed of nine businesses, receiving an aggregate consideration of $7.5 million in cash, $2.7 million in promissory notes and 5,439 shares of NFP common stock with a value of less than $0.1 million. These disposals resulted in a gain on sale of businesses, net in the Company’s consolidated statements of income. During the nine months ended September 30, 2011, the Company disposed of one business, receiving an aggregate consideration of $0.2 million in cash and 766 shares of NFP common stock with a value of less than $0.1 million, which resulted in a loss on sale of businesses, net in the Company’s consolidated statements of income.

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

Note 5—Goodwill and other intangible assets

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2012 are as follows:

	Corporate Client Group	Individual Client Group	Advisor Services Group	Total
Balance as of January 1, 2012
Goodwill, net of accumulated amortization	$429,977	$318,693	$—	$748,670
Prior years accumulated impairments	(351,442)	(295,189)	—	(646,631)

	78,535	23,504	—	102,039
Goodwill acquired during the year, including goodwill related to deferred tax liability of $950	35,397	—	11,770	47,167
Contingent consideration accrual	606	78	—	684
Firm disposals	—	(810)	—	(810)
Purchase accounting adjustments	(1,756)	—	—	(1,756)
Impairments	—	(9,281)	—	(9,281)

Total as of September 30, 2012	$112,782	$13,491	$11,770	$138,043

The Company recorded a measurement period adjustment to goodwill as a result of a revision in its estimate. See “Note 4— Acquisitions and Divestitures—Change in estimate.”

Acquired intangible assets

	As of September 30, 2012
	Corporate Client Group		Individual Client Group		Advisor Services Group		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing identified intangible assets:
Book of Business	$217,822	$(119,076)	$37,566	$(32,590)	$8,551	$(214)	$263,939	$(151,880)
Management Contracts	141,883	(43,424)	135,228	(50,174)	—	—	277,111	(93,598)
Institutional Customer Relationships	—	—	15,700	(6,542)	—	—	15,700	(6,542)
Non-Compete Agreement	1,801	(265)	—	—	53	(2)	1,854	(267)

Total	$361,506	$(162,765)	$188,494	$(89,306)	$8,604	$(216)	$558,604	$(252,287)

Non-amortizing intangible assets:
Goodwill	$113,367	$(585)	$14,826	$(1,335)	$11,770	$—	$139,963	$(1,920)
Trade name	723	(26)	3,724	(30)	—	—	4,447	(56)

Total	$114,090	$(611)	$18,550	$(1,365)	$11,770	$—	$144,410	$(1,976)

	As of December 31, 2011
	Corporate		Individual
	Client Group		Client Group		Total
	Gross Carrying	Accumulated	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Amount	Amortization
Amortizing identified intangible assets:
Book of Business	$183,433	$(105,500)	$42,580	$(35,464)	$226,013	$(140,964)
Management Contracts	149,385	(40,634)	164,713	(56,490)	314,098	(97,124)
Institutional Customer Relationships	—	—	15,700	(5,887)	15,700	(5,887)
Non-Compete Agreement	3,783	(315)	—	—	3,783	(315)

Total	$336,601	$(146,449)	$222,993	$(97,841)	$559,594	$(244,290)

Non-amortizing intangible assets:
Goodwill	$79,120	$(585)	$24,857	$(1,353)	$103,977	$(1,938)
Trade name	723	(26)	4,097	(32)	4,820	(58)

Total	$79,843	$(611)	$28,954	$(1,385)	$108,797	$(1,996)

Amortization expense for amortizing intangible assets for the nine months ended September 30, 2012 was $25.0 million. Intangibles related to book of business, management contracts, institutional customer relationships and non-compete agreements are being amortized over a 10-year, 25-year, 18-year and a 5-6-year period, respectively. Based on the Company’s acquisitions as of September 30, 2012, estimated amortization expense for each of the next five years is $33.6 million per year.

Impairment of non-amortizing intangible assets

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

On a regular basis, and at least once a year, the Company evaluates whether events and circumstances have occurred that indicate whether or not the Company should be impairing its intangible assets. As previously disclosed in NFP’s periodic reports for the year ended December 31, 2011 and periods ended March 31, 2012 and June 30, 2012, certain reporting units within the Individual Client Group (the “ICG”) have experienced a recurring trend of market challenges in life insurance. During the third quarter of 2012, NFP once again determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment analysis for the reporting units within the ICG.

In accordance with U.S. GAAP, goodwill and intangible assets not subject to amortization are tested at least annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the intangible asset might be impaired. Indicators at the reporting unit level include but are not limited to: (i) when a reporting unit experiences a significant deterioration in its Adjusted EBITDA compared to its financial plan or prior year performance, (ii) loss of key personnel, (iii) a decrease in NFP’s market capitalization below its book value or (iv) an expectation that a reporting unit will be sold or otherwise disposed of. If one or more indicators of impairment exist, NFP performs an evaluation to identify potential impairments. If an impairment is identified, NFP measures and records the amount of impairment loss.

A two-step impairment test is performed on goodwill for reporting units that demonstrate indicators of impairment. In the first step, NFP compares the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, NFP must perform the second step of the impairment test to measure the amount of impairment loss. In the second step, the reporting unit's fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in a similar manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit's goodwill is less than the carrying value, the difference is recorded as an impairment loss.

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

The Company established an internal long range financial plan for each of its reporting units and measures the actual performance of its reporting units against this financial plan on a quarterly basis. As previously disclosed in NFP’s periodic reports for the year ended December 31, 2011 and periods ended March 31, 2012 and June 30, 2012, due to market challenges in life insurance the ICG has experienced a decline in earnings and its Adjusted EBITDA has exhibited significant deterioration compared to its financial plan. NFP has been carefully monitoring this situation to assess if any future impairments would be warranted.

For the quarter ended September 30, 2012, the future cash flows were tax affected and discounted to present value using blended discount rates, ranging from 6.89% to 9.24%. Since NFP retains a cumulative preferred position in certain of its businesses, NFP assigned a rate of return to that portion of its cash flow that would be represented by yields seen on preferred equity securities of 6.73%. For cash flows retained by NFP in excess of target earnings and below base earnings, NFP assigned a discount rate ranging from 6.73% to 11.20%. Terminal values for all reporting units were calculated using a Gordon growth methodology using blended discount rates ranging from 7.03% to 9.24% with a long-term growth rate of 3.0%. Although these rates fluctuate each quarter, their fluctuation has a relatively minor impact on the perceived value of the respective reporting unit.

As of September 30, 2012, the retail life reporting unit’s fair value was less than its carrying value. The Company therefore performed the second step of the goodwill impairment assessment to quantify the amount of impairment. This process involved calculating the implied fair value of goodwill, determined in a similar manner as if the reporting unit was being acquired in a business combination, and comparing the residual implied fair value attributed to the reporting unit’s goodwill to the carrying value of the reporting unit’s goodwill. NFP’s impairment analysis for the quarter ended September 30, 2012 resulted in an impairment charge to ICG’s retail life reporting unit of $9.6 million, of which $9.3 million relates to goodwill and $0.3 million relates to trade name, thereby reducing the carrying value of the non-amortizing intangible assets in this reporting unit to zero.

Impairment of amortizing intangible assets

In accordance with U.S. GAAP, the Company generally performs its recoverability test for its long-lived asset groups (book of business, management contracts, institutional customer relationships and non-compete agreements) whenever events or changes in circumstances indicate that these carrying amounts may not be recoverable. These events or changes in circumstances include, but are not limited to: (i) when a reporting unit experiences a significant deterioration in its Adjusted EBITDA compared to its financial plan or prior year performance, (ii) loss of key personnel, (iii) a change in the extent or manner in which the long-lived asset is being used or (iv) a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of before the end of its previously estimated useful life.

Such events occurred during the nine months ended September 30, 2012 when certain transactions under consideration indicated that the anticipated disposal values for several businesses were beneath their carrying values. Accordingly, during the nine months ended September 30, 2012, the Company’s long-lived assets generated $21.6 million of impairments. Of this amount, $5.9 million related to management contract buyouts in the Corporate Client Group (the “CCG”), $1.3 million related to the early termination of a management contract in the ICG, and the remaining $14.4 million related to the actual or anticipated disposal value of certain management contract assets in the ICG.

Non-financial assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
	As of September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Goodwill	$138,043	$—	$—	$138,043	$(9,281)
Trade name	4,391	—	—	4,391	(350)

Total	$142,434	$—	$—	$142,434	$(9,631)

Note 6—Notes Receivable, net

A rollforward of notes receivable for the nine months ended September 30, 2012 consists of the following:

	As of December 31, 2011	New Notes	Discount	Paid down	Change in allowance	As of September 30, 2012
Notes receivable from Principals and/or certain entities they own	$26,868	$6,221	$—	$(7,671)	$—	$25,418
Notes received in connection with dispositions	9,526	6,235	—	(4,800)	—	10,961
Other notes receivable	4,878	501	43	(570)	—	4,852

	41,272	12,957	43	(13,041)	—	41,231

Less: allowance for uncollectible notes	(13,387)	—	—	—	(524)	(13,911)

Total notes receivable, net	$27,885	$12,957	$43	$(13,041)	$(524)	$27,320

The following table represents the rollforward of the allowance for uncollectible notes for the nine months ended September 30, 2012:

	As of December 31, 2011	Charge-offs	Recoveries	Provision	As of September 30, 2012
Notes receivable from Principals and/or certain entities they own	$(4,160)	$—	$347	$(394)	$(4,207)
Notes received in connection with dispositions	(7,177)	—	326	(803)	(7,654)
Other notes receivable	(2,050)	—	—	—	(2,050)

Total allowance for uncollectible notes	$(13,387)	$—	$673	$(1,197)	$(13,911)

Notes receivable bear interest at rates typically between 4.0% and 8.0% (with a weighted average of 6.5% at September 30, 2012) and 3.0% and 11.0% (with a weighted average of 7.1% at September 30, 2011), and mature at various dates through April 1, 2023. Notes receivable from principals and/or certain entities they own are taken on a full recourse basis to the principal and/or such entity.

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

An aging of past due notes receivable including interest outstanding at September 30, 2012 is as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due
Notes receivable from Principals and/or certain entities they own	$22	$22	$3,303	$3,347
Notes received in connection with dispositions	—	—	6,056	6,056
Other notes receivable	—	—	2,151	2,151

Total	$22	$22	$11,510	$11,554

Approximately $11.5 million of the total allowance for uncollectible notes are those with a past due balance of greater than 90 days as of September 30, 2012. The remainder of the $13.9 million is determined based on a credit risk assessment of the borrowers.

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

Issuance of 2010 Notes

The 2010 Notes are senior unsecured obligations and rank equally with NFP’s existing or future senior debt and senior to any subordinated debt. The 2010 Notes are structurally subordinated to all existing or future liabilities of NFP’s subsidiaries and will be effectively subordinated to existing or future secured indebtedness to the extent of the value of the collateral. The private placement of the 2010 Notes resulted in proceeds to NFP of $120.3 million, after certain fees and expenses, which were used to pay a portion of the retirement of NFP’s 0.75% convertible senior notes due February 1, 2012 and the net cost of certain convertible note hedge and warrant transactions. The initial conversion rate for the 2010 Notes was 77.6714 shares of common stock per $1,000 principal amount of 2010 Notes, equivalent to a conversion price of approximately $12.87 per share of common stock.

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

2010 Credit Facility

On July 8, 2010, NFP entered into the 2010 Credit Facility. The 2010 Credit Facility is structured as (i) a $100.0 million four-year revolving credit facility that includes a $35.0 million sub-limit for standby letters of credit and a $10.0 million sub-limit for the issuance of swingline loans and (ii) a $125.0 million four-year term loan facility. The proceeds of the term loan were used to pay for a portion of the retirement of NFP’s 0.75% convertible senior notes due February 1, 2012. The term loan facility requires 2.5% quarterly principal amortization payments, beginning on September 30, 2010, with the remaining balance of the term loan facility payable on the maturity date of the 2010 Credit Facility, which is July 8, 2014. On April 28, 2011, NFP entered into the First Amendment to the 2010 Credit Facility. See “Note 13—Subsequent Events” for a discussion of the Second Amendment to the 2010 Credit Facility, entered into subsequent to September 30, 2012.

Under the terms of the 2010 Credit Facility, loans will bear interest at either LIBOR or the base rate, at NFP’s election, plus an applicable margin, based on NFP’s leverage ratio, as set forth below:

Leverage Ratio	Applicable Margin for LIBOR Loans	Applicable Margin for Base Rate Loans
Greater than or equal to 2.0 to 1.0	3.25%	2.25%
Less than 2.0 to 1.0 but greater than or equal to 1.5 to 1.0	3.00%	2.00%
Less than 1.5 to 1.0 but greater than or equal to 1.0 to 1.0	2.75%	1.75%
Less than 1.0 to 1.0	2.50%	1.50%

Scheduled long-term debt principal repayments under the 2010 Credit Facility and total cash obligations under the 2010 Notes consist of the following:

	Total	2012	2013	2014	2015	2016	Thereafter through 2017
2010 Credit Facility	$111,875	$3,125	$12,500	$96,250	$—	$—	$—
2010 Notes	$148,542	$1,250	$5,000	$5,000	$5,000	$5,000	$127,292

Total obligations	$260,417	$4,375	$17,500	$101,250	$5,000	$5,000	$127,292

The 2010 Credit Facility provides for the issuance of letters of credit of up to $35.0 million on NFP’s behalf, provided that, after giving effect to the letters of credit, NFP’s available borrowing amount is greater than zero. The Company was contingently obligated for letters of credit in the amount of less than $0.1 million as of September 30, 2012. During the nine months ended September 30, 2012, the Company made net drawings under the $100.0 million revolving credit facility of $15.0 million.

As of September 30, 2012, the year-to-date weighted average interest rate for NFP’s 2010 Credit Facility was 3.36%. The liability and equity components related to the 2010 Notes consist of the following:

	September 30, 2012	December 31, 2011
Principal amount of the liability component	$125,000	$125,000
Unamortized debt discount	(29,572)	(33,113)

Net carrying amount of the liability component	95,428	91,887

Carrying amount of the equity component	39,578	39,578

The unamortized debt discount will be amortized as additional interest expense through June 15, 2017. The equity component associated with the 2010 Notes is reflected as an increase to additional paid-in capital. As of September 30, 2012, NFP’s 2010 Notes were fair valued at approximately $183.9 million, as measured based on market prices. The fair value measurement is classified within Level 2 of the hierarchy as an observable market input.

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

The following table provides a summary of the fair value and balance sheet classification of the swap:

	September 30, 2012	December 31, 2011
Other non-current liabilities	$1,507	$1,710
Accumulated other comprehensive loss, net of tax of $597 in 2012, and $674 in 2011	910	1,036

The fair value measurement is classified within Level 2 of the hierarchy as an observable market input and was readily available as the basis for the fair value measurement.

Note 9—Stockholders’ equity

The changes in stockholders’ equity during the nine months ended September 30, 2012 are summarized as follows:

	Common shares outstanding	Par value	Additional paid-in capital	Accumulated deficit	Treasury stock	Accumulated other comprehensive loss	Total
Balance at December 31, 2011	40,749	$4,665	$905,774	$(391,202)	$(112,278)	$(1,009)	$405,950

Net Income	—	—	—	10,535	—	—	10,535
Translation adjustments, net of tax effect of $(16)	—	—	—	—	—	26	26
Unrealized gain on cash flow hedge, net of tax effect of $(77)	—	—	—	—	—	126	126
Common stock repurchased	(1,292)	—	—	—	(18,305)	—	(18,305)
Stock issued through Employee Stock Purchase Plan	66	—	—	(2,361)	3,060	—	699
Stock-based awards exercised/lapsed, including tax benefit	390	39	(915)	—	—	—	(876)
Shares cancelled to pay withholding taxes	—	—	(3,793)	—	—	—	(3,793)
Amortization of unearned stock-based compensation, net of cancellations	—	—	4,112	—	—	—	4,112

Balance at September 30, 2012	39,913	$4,704	$905,178	$(383,028)	$(127,523)	$(857)	$398,474

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

On February 6, 2012, the Board authorized a new repurchase of up to $50.0 million of NFP’s common stock on the open market, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors, including the limitations under the 2010 Credit Facility, capital availability, share price and market conditions. As of September 30, 2012, 725,537 shares were repurchased under this program at an average cost of $13.70 per share and a total cost of approximately $9.9 million. As of September 30, 2012, there remains an aggregate of approximately $40.1 million available for repurchases under this stock repurchase program. The Company currently intends to hold the repurchased shares as treasury stock.

For the nine months ended September 30, 2012, a total of 1,266,043 shares were repurchased during 2012 through both repurchase programs at an average cost of $14.14. NFP also reacquired 20,073 shares relating to the satisfaction of promissory notes and 5,439 shares relating to the disposal of a business.

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

Stock-based awards issued to the Company’s employees are classified as equity awards. The Company accounts for equity classified stock-based awards issued to its employees based on the fair value of the award on the date of grant and recorded as an expense as part of compensation expense—employees in the consolidated statements of income. The expense is recorded ratably over the service period, which is generally the vesting period. The offsetting entry is to additional paid in capital in stockholders’ equity.

Stock-based awards issued to the Company’s principals are classified as liability awards, as principals are non-employees. The Company has not issued stock-based awards to its principals since the accelerated vesting of certain restricted stock units (“RSUs”) in 2010. The Company accounted for liability classified stock-based awards issued to its principals as part of fees to principals expense in the consolidated statements of income. Liability classified stock-based compensation was adjusted each reporting period to account for subsequent changes in the fair value of NFP’s common stock. As of September 30, 2012, the Company did not have any outstanding liability awards.

All stock-based compensation related to firm employees and activities and principals have been included in operating expenses. Summarized below is the amount of stock-based compensation expensed in the consolidated statements of income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating expenses:
Compensation expense—employees	$1,378	$1,350	$4,112	$4,081
Fees to principals	—	20	—	49

Total stock-based compensation cost	$1,378	$1,370	$4,112	$4,130

As of September 30, 2012, there was approximately $9.0 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.3 years.

Note 10—Non-cash transactions

The following are non-cash activities:

	Nine Months Ended September 30,
	2012	2011
Net assets acquired in connection with acquisitions	$407	$844
Stock repurchased, note receivable and satisfaction of an accrued liability in connection with divestitures of acquired firms	(171)	(9)
Stock repurchased in exchange for satisfaction of a note receivable, due from principals and/or certain entities they own and other assets	(231)	(442)
Excess tax benefit from stock-based awards exercised/lapsed, net	1,081	636
Stock issued through employee stock purchase plan	699	656
Accrued liability for contingent consideration	684	(350)
Estimated acquisition earn-out payables recognized as an increase in goodwill	11,329	12,528

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

During the nine months ended September 30, 2012, the Company entered into a settlement agreement with Security Life of Denver Insurance Company (“Security Life of Denver”) and various unaffiliated individuals and corporate entities concerning a 2010 placement of insurance policies, for which NFP and its subsidiaries provided services. While the services generated approximately $13.0 million from Security Life of Denver that resulted in payments to the various participants in the transaction, the settlement agreement required the settling parties to repay Security Life of Denver $11.0 million in the aggregate. Of this amount, the Company has paid approximately $8.5 million to Security Life of Denver as of September 30, 2012. The Company is owed certain amounts from participants to the transaction and has received a portion of such amounts. The settlement agreement provides for full and complete mutual releases among the settling parties.

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

Contingent consideration arrangements

As discussed in “Note 4—Acquisitions and Divestitures,” for acquisitions consummated prior to January 1, 2009, contingent consideration is considered to be additional purchase consideration and is accounted for as part of the purchase price allocation of the Company’s acquired businesses when the outcome of the contingency is determined beyond a reasonable doubt. Consequently, contingent consideration paid to the former owners of the businesses is considered to be additional purchase consideration. For acquisitions completed after January 1, 2009, earn-out payables are recorded at fair value at the acquisition date and are included on that basis in the purchase price consideration at the time of the acquisition, with subsequent changes recorded in the consolidated statements of operations, based on current estimates. As of September 30, 2012, the maximum future contingency payments related to all acquisitions totaled $71.9 million, of which $0.4 million related to acquisitions consummated prior to January 1, 2009 and $71.5 million related to acquisitions consummated subsequent to January 1, 2009.

As of September 30, 2012, the estimated earn-out payable was $22.9 million, of which $10.5 million was recorded as current liabilities and $12.4 million was recorded as non-current liabilities.

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

Unobservable inputs used in Level 3 fair value measurements at September 30, 2012, are summarized below:

		Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at September 30, 2012	Valuation Techniques	Unobservable Input	Range
Estimated earn-out payable	$22,934	Monte Carlo Simulation	Forecasted growth rates	0.0% - 15.0%
			Volatility	16.58% - 33.78%

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

Incentive Plans

During the three months ended September 30, 2012, NFP maintained an incentive plan for principals and certain employees of its businesses, the Annual Principal Incentive Plan (the “PIP”). Certain employees participate in employee-specific bonus programs that are earned on specified growth thresholds.

A 2012 PIP is in place for the 12-month performance period of January 1, 2012 through December 31, 2012 (the “2012 PIP”), the terms of which are materially consistent with previous PIPs as previously disclosed in NFP’s 2011 10-K. As of September 30, 2012, the Company has accrued $4.0 million within fees to principals expense relating to the 2012 PIP.

During the first quarter of 2012, the Company paid out $7.3 million in cash relating to the prior year’s PIP.

Note 12—Segment Information

The Company’s three reportable segments provide distinct products and services to different client bases. The Company’s main source of revenue from its reportable segments is commissions and fees revenue from the sale of products and services. Each reportable segment is separately managed and has separate financial information evaluated regularly by the Company’s chief operating decision maker in determining resource allocation and assessing performance. The Company’s three reportable segments are the CCG, the ICG and the Advisor Services Group (the “ASG”).

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

Financial information relating to NFP’s reportable segments is as follows:

Three Months Ended September 30, 2012	Corporate Client Group	Individual Client Group	Advisor Services Group	Total
Revenue:
Commissions and fees	$115,138	$78,165	$58,733	$252,036

Operating expenses:
Commissions and fees	13,681	15,912	46,576	76,169
Compensation expense—employees	41,076	27,240	4,351	72,667
Fees to principals	16,601	13,454	—	30,055
Non-compensation expense	21,569	14,117	5,029	40,715
Amortization of intangibles	6,097	2,167	216	8,480
Depreciation	1,324	988	661	2,973
Impairment of goodwill and intangible assets	(1)	18,408	—	18,407
Gain on sale of businesses, net	—	(439)	—	(439)
Change in estimated acquisition earn-out payables	1,035	—	50	1,085

Total operating expenses	101,382	91,847	56,883	250,112

Income (loss) from operations	$13,756	$(13,682)	$1,850	$1,924

Nine Months Ended September 30, 2012	Corporate Client Group	Individual Client Group	Advisor Services Group	Total
Revenue:
Commissions and fees	$339,805	$239,625	$182,173	$761,603

Operating expenses:
Commissions and fees	40,618	49,873	146,801	237,292
Compensation expense—employees	120,765	83,311	12,640	216,716
Fees to principals	48,797	41,111	—	89,908
Non-compensation expense	60,832	45,239	14,091	120,162
Amortization of intangibles	17,884	6,869	216	24,969
Depreciation	4,159	3,007	2,066	9,232
Impairment of goodwill and intangible assets	5,933	25,261	—	31,194
Loss (Gain) on sale of businesses, net	46	(4,883)	—	(4,837)
Change in estimated acquisition earn-out payables	7,938	—	50	7,988
Management contract buyout	7,537	—	—	7,537

Total operating expenses	314,509	249,788	175,864	740,161

Income (loss) from operations	$25,296	$(10,163)	$6,309	$21,442

At September 30, 2012	Corporate Client Group	Individual Client Group	Advisor Services Group	Corporate Items and Eliminations	Total
Intangibles, net	$199,438	$102,882	$8,388	$—	$310,708
Goodwill, net	$112,782	$13,491	$11,770	$—	$138,043
Total assets	$492,970	$171,911	$91,914	$114,498	$871,293

Three Months Ended September 30, 2011	Corporate Client Group	Individual Client Group	Advisor Services Group	Total
Revenue:
Commissions and fees	$105,768	$84,781	$60,982	$251,531

Operating expenses:
Commissions and fees	11,728	18,523	50,046	80,297
Compensation expense—employees	36,007	26,634	3,960	66,601
Fees to principals	19,276	13,925	—	33,201
Non-compensation expense	18,564	16,446	4,242	39,252
Amortization of intangibles	5,622	2,726	—	8,348
Depreciation	1,363	927	836	3,126
Impairment of goodwill and intangible assets	—	2,466	—	2,466
Loss on sale of businesses, net	—	40	—	40
Change in estimated acquisition earn-out payables	53	—	—	53

Total operating expenses	92,613	81,687	59,084	233,384

Income from operations	$13,155	$3,094	$1,898	$18,147

Nine Months Ended September 30, 2011	Corporate Client Group	Individual Client Group	Advisor Services Group	Total
Revenue:
Commissions and fees	$295,633	$244,437	$184,160	$724,230

Operating expenses:
Commissions and fees	31,390	52,801	152,092	236,283
Compensation expense—employees	103,547	81,737	11,835	197,119
Fees to principals	51,136	38,573	—	89,709
Non-compensation expense	54,661	48,477	11,694	114,832
Amortization of intangibles	15,901	8,306	—	24,207
Depreciation	4,602	3,209	1,429	9,240
Impairment of goodwill and intangible assets	—	3,386	—	3,386
(Gain) Loss on sale of businesses, net	(47)	100	—	53
Change in estimated acquisition earn-out payables	53	—	—	53

Total operating expenses	261,243	236,589	177,050	674,882

Income from operations	$34,390	$7,848	$7,110	$49,348

At December 31, 2011	Corporate Client Group	Individual Client Group	Advisor Services Group	Corporate Items and Eliminations	Total
Intangibles, net	$190,849	$129,217	$—	$—	$320,066
Goodwill, net	$78,535	$23,504	$—	$—	$102,039
Total assets	$445,529	$214,424	$109,891	$124,323	$894,167

Note 13—Subsequent Events

Lane McVicker, LLC Acquisition

Subsequent to September 30, 2012, the Company acquired Lane McVicker, LLC ("LMV"). LMV will be integrated into NFP Property and Casualty Services, Inc. The upfront consideration for this acquisition was paid in cash and no stock was issued. Further information related to the accounting for this acquisition has not been disclosed, as the activities required to complete the initial accounting have not been completed as of the issuance date of these consolidated financial statements.

Second Amendment to 2010 Credit Facility

On October 30, 2012, NFP entered into the Second Amendment (the “Second Amendment”) to the 2010 Credit Facility. Capitalized terms used and not defined in this description have the meanings set forth in the 2010 Credit Facility, as amended to date by the Second Amendment.

The Second Amendment primarily amends the definition of EBITDA to include, with respect to the fourth fiscal quarter of 2011 and thereafter, certain expenses incurred in connection with Permitted Management Contract Buyouts. Additionally, for purposes of calculating EBITDA in a Reference Period, EBITDA shall be calculated after giving pro forma effect as if any Material Management Contract Buyout consummated during such Reference Period occurred on the first day of such Reference Period.

Pursuant to the Second Amendment, the Company may make Permitted Management Contract Buyouts provided that, among other things, both before and after giving effect to such transaction, no Default or Event of Default shall have occurred or be continuing or could reasonably be expected to result therefrom, and after giving effect to such transaction, Minimum Liquidity shall not be less than $50.0 million.

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

The economic environment remains challenging and many economic indicators continue to point to a slow and uneven recovery. This uncertain environment has reduced the demand for the Company’s services and the products the Company distributes, particularly in the life insurance market. NFP’s impairment analysis for the quarter ended September 30, 2012 resulted in a goodwill impairment charge of $9.6 million in connection with the ICG’s retail life business line, thereby reducing the value of goodwill within the retail life business line to zero. 2010’s temporary estate tax laws have also had a continuing impact on the high net worth life insurance market by increasing the value of the estate that is exempt from federal estate tax and thereby decreasing the size of the target market.

Reportable Segments

Corporate Client Group

The CCG is one of the leading corporate benefits advisors in the middle market, offering independent solutions for health and welfare, retirement planning, executive benefits and property and casualty insurance. The CCG serves corporate clients by providing advisory and brokerage services related to the planning and administration of benefits plans that take into account the overall business profile and needs of the corporate client. The CCG accounted for approximately 44.6% and 40.8% of NFP’s revenue for the nine months ended September 30, 2012 and 2011, respectively. The CCG has organized its operations by region in order to facilitate the sharing of resources and investments among its advisors to address clients’ needs.

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

The corporate benefits business line accounted for approximately 80.5% and 82.8% of the CCG’s revenue for the nine months ended September 30, 2012 and 2011, respectively. Generally, corporate benefits are available to a broad base of employees within an organization and include products and services such as group medical and disability insurance, group life insurance and retirement planning. The corporate benefits business line consists of both retail and wholesale benefits operations. These businesses have access to advanced benchmarking and analysis tools and comprehensive support services which are provided to both NFP-owned businesses and non-owned entities through NFP Benefits Partners. NFP Benefits Partners is a division of NFP Insurance Services, Inc., a licensed insurance agency and an insurance marketing organization wholly owned by NFP.

The executive benefits business line accounted for approximately 10.5% and 10.2% of the CCG’s revenue for the nine months ended September 30, 2012 and 2011, respectively. Executive benefits products and services provide employers with the ability to establish plans that create or reinstate benefits for highly-compensated employees, typically through non-qualified plans or disability plans. Clients may utilize a corporate-owned life insurance funding strategy to finance future compensation due under these plans. The executive benefits business line consists of NFP-owned businesses and non-owned entities that pay membership fees for membership in one of NFP’s marketing and wholesale organizations.

The property and casualty business line accounted for approximately 9.0% and 7.0% of the CCG’s revenue for the nine months ended September 30, 2012 and 2011, respectively. Property and casualty products and services provide risk management capabilities to businesses and individuals by protecting against property damage, the associated interruption of business and related expenses, or against other damages incurred in the normal course of operations. In addition to managing their own operations, NFP’s property and casualty resources are positioned to serve NFP’s businesses and members of NFP’s marketing and wholesale organizations with commercial, personal and surety line capabilities.

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

Individual Client Group

The ICG is a leader in the delivery of independent life insurance, annuities, long-term care and wealth transfer solutions for high net worth individuals. In evaluating their clients’ near-term and long-term financial goals, the ICG’s advisors serve wealth accumulation, preservation and transfer needs, including estate planning, business succession, charitable giving and financial advisory services. The ICG accounted for 31.5% and 33.8% of NFP’s revenue for the nine months ended September 30, 2012 and 2011, respectively. The ICG operates through its marketing organization, PartnersFinancial, its wholesale life brokerage businesses, consisting of Highland Capital Brokerage, Inc. and other NFP-owned brokerage general agencies, as well as through its retail life and wealth management business lines.

The marketing organization and wholesale life brokerage business line accounted for approximately 51.0% and 52.1% of the ICG’s revenue for the nine months ended September 30, 2012 and 2011, respectively. Annual fees are paid for membership in PartnersFinancial, which develops relationships and contracts with selected preferred insurance carriers, earning override commissions when those contracts are used. The ICG is supported by shared service technology investments, product management department, advanced case design team, underwriting advocacy specialists, training and marketing services. Highland Capital Brokerage, Inc. has a significant focus on financial institutions, providing point of sale and insurance marketing support. Highland Capital Brokerage, Inc. and the ICG’s other wholesale life brokerage businesses operate through a brokerage general agency model that provides brokers, typically either independent life insurance advisors or institutions, support as needed. The independent life insurance advisors or institutions then distribute life insurance products and services directly to individual clients. The support provided by the wholesale life brokerage businesses may include underwriting, marketing, point of sale, case management, advanced case design, compliance or technical support.

The ICG’s retail life business line accounted for 28.6% and 28.8% of the ICG’s revenue for the nine months ended September 30, 2012 and 2011, respectively. The retail life business line provides individual clients with life insurance products and services and consists of NFP-owned businesses. NFP’s impairment analysis for the quarter ended September 30, 2012 resulted in a goodwill impairment charge of $9.6 million in connection with the ICG’s retail life business line, thereby reducing the value of goodwill within the retail life business line to zero.

The ICG’s wealth management business line accounted for 20.4% and 19.1% of the ICG’s revenue for the nine months ended September 30, 2012 and 2011, respectively. The ICG’s wealth management business line provides retail financial services to individual clients. This business line consists of NFP-owned businesses.

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

Revenue generated by the marketing organization and wholesale life brokerage and retail life business lines tends to be concentrated in the year that the policy is originated. Historically, revenue earned by the marketing organization and wholesale life brokerage and retail life business lines is weighted towards the fourth quarter as clients finalize tax planning decisions at year-end. 2010’s temporary estate tax laws have had a continuing impact on the high net worth life insurance market by increasing the value of the estate that is exempt from federal estate tax and thereby decreasing the size of the target market. Revenue generated by the ICG’s wealth management business line is generally recurring given high client retention rates and is influenced by the performance of the financial markets and the economy, as well as asset allocation decisions, if fees are based on assets under management.

Advisor Services Group

The ASG serves independent financial advisors whose clients are high net worth individuals and companies by offering broker-dealer and asset management products and services through NFPSI, NFP’s corporate registered investment advisor and independent broker-dealer. The ASG attracts financial advisors seeking to provide clients with sophisticated resources and an open choice of products. The ASG accounted for 23.9% and 25.4% of NFP’s revenue for the nine months ended September 30, 2012 and 2011, respectively.

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

Acquisition Model—Management Contract

NFP has historically utilized an acquisition model in which NFP acquired businesses on terms that were relatively standard across acquisitions. Acquisition price was determined by establishing a target business’s earnings, calculated by taking the target business’s annual earnings, before interest, taxes, depreciation and amortization and adjusted for expenses that will not continue post-acquisition, such as compensation to former owners who become principals (“Target EBITDA”). The target business’s Target EBITDA is considered “target earnings,” a multiple of “base earnings.” Base earnings are the portion of target earnings in which NFP has a priority earnings position on a yearly basis. Historically, upfront acquisition consideration has been a multiple of base earnings, typically five to nine times. Under certain circumstances, NFP has paid higher multiples due to the specific attributes of the target business or transaction that justified the higher value according to NFP estimates. Earnings in excess of target earnings are typically shared between NFP and the principals in the same ratio as base earnings to target earnings. Additional contingent consideration may be paid to the former owners of the business upon the satisfaction of certain compounded growth rate thresholds following the closing of the acquisition.

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

Employees

As of September 30, 2012, the Company had approximately 2,869 employees. NFP believes that its relations with the Company’s employees are generally satisfactory. None of the Company’s employees are represented by a union.

Results of Operations

The Company earns revenue that consists primarily of commissions and fees earned from the sale of financial products and services to its clients. The Company also incurs commissions and fees expense and compensation and non-compensation expense in the course of earning revenue. The Company refers to revenue earned by the Company’s businesses less the operating expenses of its businesses and allocated shared expenses associated with shared corporate resources as income (loss) from operations. The Company’s operating expenses include commissions and fees, compensation expense—employees, fees to principals, non-compensation expense, amortization of intangibles, depreciation, impairment of goodwill and intangible assets, (gain) loss on sale of businesses, net, change in estimated acquisition earn-out payables and management contract buyout. Prior to the 2011 10-K, NFP referred to “compensation expense—employees” as “compensation expense” and referred to “fees to principals” as “management fees.”

Information with respect to all sources of revenue, income (loss) from operations and Adjusted EBITDA by reportable segment for the three and nine months ended September 30, 2012 and 2011 is presented below.

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenue
Commissions and fees
Corporate Client Group	$115,138	$105,768	$339,805	$295,633
Individual Client Group	78,165	84,781	239,625	244,437
Advisor Services Group	58,733	60,982	182,173	184,160

Total	$252,036	$251,531	$761,603	$724,230

Income (Loss) from operations
Corporate Client Group	$13,756	$13,155	$25,296	$34,390
Individual Client Group	(13,682)	3,094	(10,163)	7,848
Advisor Services Group	1,850	1,898	6,309	7,110

Total	$1,924	$18,147	$21,442	$49,348

Adjusted EBITDA
Corporate Client Group	$22,211	$20,193	$68,793	$54,899
Individual Client Group	7,442	9,253	20,091	22,849
Advisor Services Group	2,777	2,734	8,641	8,539

Total	$32,430	$32,180	$97,525	$86,287

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

Management believes that the presentation of Adjusted EBITDA provides useful information to investors because Adjusted EBITDA reflects the underlying performance and profitability of the Company’s business by excluding items that generally do not have a current cash impact and are therefore not representative of the Company’s current operating performance. Additionally, Adjusted EBITDA excludes certain items that are not necessarily comparable from period to period because they are dependent on the outcome of specific transactions. The Company uses Adjusted EBITDA as a measure of operating performance (on an individual business line, segment and consolidated basis); for planning purposes, including the preparation of budgets and forecasts; as the basis for allocating resources to enhance the performance of the Company’s businesses; to evaluate the effectiveness of its business strategies; as a factor in shaping the Company’s acquisition activity; and as a factor in determining compensation and incentives to employees.

The Company believes that the use of Adjusted EBITDA provides an additional meaningful method of evaluating certain aspects of the Company’s operating performance from period to period on a basis that may not be otherwise apparent under U.S. GAAP when used in addition to, and not in lieu of, U.S. GAAP measures.

A reconciliation of Adjusted EBITDA to its U.S. GAAP counterpart on a consolidated and segment basis for the three and nine months ended September 30, 2012 and September 30, 2011 is provided in the tables below. The reconciliation of Adjusted EBITDA per reportable segment does not include the following items, which are not allocated to any of the Company’s reportable segments: income tax expense; interest income; interest expense; gain on early extinguishment of debt and other, net. These items are included in the reconciliation of Adjusted EBITDA to net income on a consolidated basis.

	Consolidated Three Months Ended September 30,		Consolidated Nine Months Ended September 30,
	2012	2011	2012	2011
Adjusted EBITDA Reconciliation
Net income	$51	$9,321	$10,535	$25,687
Income tax (benefit) expense	(454)	6,823	3,534	20,329
Interest income	(617)	(700)	(1,886)	(2,600)
Interest expense	4,173	4,006	12,440	11,751
Other, net	(1,229)	(1,303)	(3,181)	(5,819)

Income from operations	$1,924	$18,147	$21,442	$49,348
Amortization of intangibles	8,480	8,348	24,969	24,207
Depreciation	2,973	3,126	9,232	9,240
Impairment of goodwill and intangible assets	18,407	2,466	31,194	3,386
(Gain) Loss on sale of businesses, net	(439)	40	(4,837)	53
Change in estimated acquisition earn-out payables	1,085	53	7,988	53
Management contract buyout	—	—	7,537	—

Adjusted EBITDA	$32,430	$32,180	$97,525	$86,287

Adjusted EBITDA as a % of revenue	12.9%	12.8%	12.8%	11.9%

	Corporate Client Group Three Months Ended September 30,		Corporate Client Group Nine Months Ended September 30,
	2012	2011	2012	2011
Adjusted EBITDA Reconciliation
Income from operations	$13,756	$13,155	$25,296	$34,390
Amortization of intangibles	6,097	5,622	17,884	15,901
Depreciation	1,324	1,363	4,159	4,602
Impairment of goodwill and intangible assets	(1)	—	5,933	—
Loss (Gain) on sale of businesses, net	—	—	46	(47)
Change in estimated acquisition earn-out payables	1,035	53	7,938	53
Management contract buyout	—	—	7,537	—

Adjusted EBITDA	$22,211	$20,193	$68,793	$54,899

Adjusted EBITDA as a % of revenue	19.3%	19.1%	20.2%	18.6%

	Individual Client Group Three Months Ended September 30,		Individual Client Group Nine Months Ended September 30,
	2012	2011	2012	2011
Adjusted EBITDA Reconciliation
(Loss) Income from operations	$(13,682)	$3,094	$(10,163)	$7,848
Amortization of intangibles	2,167	2,726	6,869	8,306
Depreciation	988	927	3,007	3,209
Impairment of goodwill and intangible assets	18,408	2,466	25,261	3,386
(Gain) Loss on sale of businesses, net	(439)	40	(4,883)	100

Adjusted EBITDA	$7,442	$9,253	$20,091	$22,849

Adjusted EBITDA as a % of revenue	9.5%	10.9%	8.4%	9.3%

	Advisor Services Group Three Months Ended September 30,		Advisor Services Group Nine Months Ended September 30,
	2012	2011	2012	2011
Adjusted EBITDA Reconciliation
Income from operations	$1,850	$1,898	$6,309	$7,110
Amortization of intangibles	216	—	216	—
Depreciation	661	836	2,066	1,429
Change in estimated acquisition earn-out payables	50	—	50	—

Adjusted EBITDA	$2,777	$2,734	$8,641	$8,539

Adjusted EBITDA as a % of revenue	4.7%	4.5%	4.7%	4.6%

Overview of the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011

During the nine months ended September 30, 2012, revenue increased $37.4 million, or 5.2%, as compared to the nine months ended September 30, 2011. The revenue increase was driven by revenue increases within the CCG of $44.2 million, partially offset by decreases within the ICG and ASG of $4.8 million and $2.0 million, respectively. Results in the CCG included commissions and fees revenue from acquisitions of $30.2 million that had no comparable operations in the same period of 2011. Excluding the impact of dispositions of $4.1 million, overall revenue in the CCG increased by $18.1 million due to growth at existing businesses and higher profit commission bonuses. Excluding the impact of dispositions within the ICG of $5.6 million, revenue increased slightly by $0.8 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. The overall decline in ASG revenue resulted from a continuation of the lower volume of transactional business, driven by financial market volatility as well as a decline in the sale of variable universal life products. While assets under management increased, managed account revenue remained flat because a portion of the increase related to assets where the primary revenues were reflected in the ICG’s wealth management business line and another portion of the increase related to third quarter asset values that will not impact ASG revenues until the fourth quarter of 2012.

Income from operations decreased $27.9 million, or 56.5%, in the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. The decrease in income from operations was driven by a $27.8 million increase in impairments of goodwill and intangible assets due to management contract buyouts, firm disposals and the performance of the retail life business line, a $7.9 million change in estimated acquisition earn-out payables related to net adjustments in the estimated fair market values of estimated acquisition earn-out payables, primarily due to revised projections of future performance and actual results for certain acquisitions completed in 2011 and 2012, and a $7.5 million expense for the buyout of three management contracts. Compensation expense – employees also increased within the CCG, due to acquisitions that had no comparable operations in 2011. The decreases to income from operations were partially offset by an overall increase in revenue.

Adjusted EBITDA for the nine months ended September 30, 2012 was $97.5 million, compared to $86.3 million for the nine months ended September 30, 2011, an increase of 13.0%. As a percentage of revenue, the Adjusted EBITDA margin for the nine months ended September 30, 2012 was 12.8% compared to 11.9% in the comparable period last year. CCG Adjusted EBITDA increased with revenue growth from existing businesses as well as from newly-acquired businesses that had no comparable operations in 2011. ICG Adjusted EBITDA decreased as declines in commissions and fees expense and non-compensation expense was more than offset by an increase in fees to principals expense, compensation expense – employees and a decline in revenue. ASG Adjusted EBITDA remained relatively flat period to period as lower commission payouts were largely offset by lower revenue.

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

•

Advisor Services Group. The ASG earns fees for providing the platform for financial advisors to offer financial advice and execute financial planning strategies. These fees are based on a percentage of assets under management and are generally paid quarterly. The ASG may also earn fees for the development of a financial plan or annual fees for advising clients on asset allocation. The ASG also earns commissions related to the sale of securities and certain investment-related insurance products. Such commission income and related expenses are recorded on a trade date basis. Transactional fees, including incentive fees, are recognized when all contractual obligations have been satisfied. Most NFP-owned businesses and members of NFP’s marketing and wholesale organizations conduct securities or wealth management business through NFPSI.

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

Commissions and fees. Commissions and fees are typically paid to third-party producers who are affiliated with the Company’s businesses. Commissions and fees are also paid to producers who utilize the services of one or more of the Company’s life brokerage entities, including the Company’s life settlements brokerage entities. Additionally, commission s and fees are paid to producers who provide referrals and specific product expertise. When earnings are generated solely by a principal, no commission expense is incurred because principals are only paid from a share of the EBITDA of the business through fees to principals. However, when income is generated by a third-party producer, the producer is generally paid a portion of the commission income, which is reflected as commission expense. Rather than collecting the full commission and remitting a portion to a third-party producer, a business may include the third-party producer on the policy application submitted to a carrier. The carrier will, in these instances, directly pay each named producer their respective share of the commissions and fees earned. When this occurs, the business will record only the commissions and fees it receives directly as revenue and have no commission expense. As a result, the business will have lower revenue and commission expense and a higher income from operations as a percentage of revenue. Dollars generated from income from operations will be the same. The transactions in which a business is listed as the sole producer and pays commissions to a third-party producer, compared with transactions in which the carrier pays each producer directly, will cause NFP’s income from operations as a percentage of revenue to fluctuate without affecting income from operations. In addition, within the ASG, NFPSI pays commissions to the Company’s affiliated third-party distributors who transact business through NFPSI.

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

Fees to principals also include an accrual for certain performance-based incentive amounts payable under the PIP. For a more detailed discussion of the PIP, see “Note 11—Commitments and Contingencies—Incentive Plans” to the Company’s Consolidated Financial Statements (Unaudited) contained in this report.

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

Incentive Plans

NFP views incentive plans as an essential component in compensating principals and as a way to activate growth across the Company. For a more detailed discussion of the PIP, see “Note 11—Commitments and Contingencies—Incentive Plans” to the Company’s Consolidated Financial Statements (Unaudited) contained in this report.

Three months ended September 30, 2012 compared with the three months ended September 30, 2011

Corporate Client Group

The CCG accounted for 45.7% of NFP’s revenue for the three months ended September 30, 2012. The financial information below relates to the CCG for the periods presented:

	Three Months Ended September 30,
	2012	2011	$Change	% Change
Revenue:
Commissions and fees	$115,138	$105,768	$9,370	8.9%

Operating expenses:
Commissions and fees	13,681	11,728	1,953	16.7%
Compensation expense - employees	41,076	36,007	5,069	14.1%
Fees to principals	16,601	19,276	(2,675)	-13.9%
Non-compensation expense	21,569	18,564	3,005	16.2%
Amortization of intangibles	6,097	5,622	475	8.4%
Depreciation	1,324	1,363	(39)	-2.9%
Impairment of goodwill and intangible assets	(1)	—	(1)	N/M
Change in estimated acquistion earn-out payables	1,035	53	982	N/M

Total operating expenses	101,382	92,613	8,769	9.5%

Income from operations	$13,756	$13,155	$601	4.6%

Commission expense ratio	11.9%	11.1%
Total compensation expense ratio	50.1%	52.3%
Non-compensation expense ratio	18.7%	17.6%

N/M	indicates the metric is not meaningful

Summary

Income from operations. Income from operations increased $0.6 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. The increase in income from operations is due to an increase in commissions and fees revenue, as well as a decrease in fees to principals, partially offset by increases in commissions and fees expense, compensation expense – employees, non-compensation expense, amortization of intangibles, and change in estimated acquisition earn-out payables.

Revenue

Commissions and fees. Commissions and fees revenue for the three months ended September 30, 2012 increased $9.4 million, as compared to the three months ended September 30, 2011, of which approximately $5.9 million represented commissions and fees revenue from the net impact of acquisitions and dispositions affecting the current period. Excluding this impact, overall revenue in the CCG increased by $3.5 million due to growth at existing businesses, including stronger production from certain firms higher profit commission bonuses.

Operating expenses

Commissions and fees. Commissions and fees expense increased $2.0 million for the three months ended September 30, 2012 compared with the same period last year. The increase was largely attributable to the growth in businesses with higher commission expense payouts, and certain management contract buyouts and restructures, in which fees to principals expense was converted into commissions and fees expense.

Compensation expense—employees. Compensation expense—employees increased $5.1 million for the three months ended September 30, 2012 compared with the same period in the prior year. Approximately $2.8 million of the increase was due to compensation expense—employees from the net impact of acquisitions and dispositions affecting the current period. Excluding this impact, compensation expense—employees increased by $2.3 million, due to increased headcount at existing businesses, increases in salaries and wages and certain management contract buyouts, in which fees to principals expense was converted into compensation expense—employees.

Fees to principals. Fees to principals decreased $2.7 million in the three months ended September 30, 2012 compared with the same period last year. The decrease in fees to principals is a result of management contract buyouts and restructures, in which fees to principals expense was converted into commissions and fees expense and compensation expense—employees.

The total compensation expense ratio was 50.1% for the three months ended September 30, 2012 compared with 52.3% for the three months ended September 30, 2011.

Non-compensation expense. Non-compensation expense increased $3.0 million for the three months ended September 30, 2012 compared with the same period in the prior year. Approximately $0.9 million of the increase represented non-compensation expense from the net impact of acquisitions and dispositions affecting the current period. Excluding this impact, non-compensation expense increased by $2.1 million, due to an increase in professional fees.

The non-compensation expense ratio was 18.7% for the three months ended September 30, 2012 compared with 17.6% for the three months ended September 30, 2011.

Amortization of intangibles. Amortization expense increased as a result of a 2.0% increase in amortizing intangibles, primarily from acquisitions.

Change in estimated acquisition earn-out payables. During the third quarter of 2012, the CCG recognized $1.0 million of an expense related to net adjustments in the estimated fair market values of earn-out obligations. The adjustment in estimated acquisition earn-out payables is related to the accretion of the discount recorded for earn-out obligations associated with prior acquisitions.

Individual Client Group

The ICG accounted for 31.0% of NFP’s revenue for the three months ended September 30, 2012. The financial information below relates to the ICG for the periods presented:

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
Revenue:
Commissions and fees	$78,165	$84,781	$(6,616)	-7.8%

Operating expenses:
Commissions and fees	15,912	18,523	(2,611)	-14.1%
Compensation expense—employees	27,240	26,634	606	2.3%
Fees to principals	13,454	13,925	(471)	-3.4%
Non-compensation expense	14,117	16,446	(2,329)	-14.2%
Amortization of intangibles	2,167	2,726	(559)	-20.5%
Depreciation	988	927	61	6.6%
Impairment of goodwill and intangible assets	18,408	2,466	15,942	646.5%
(Gain) Loss on sale of businesses, net	(439)	40	(479)	N/M

Total operating expenses	91,847	81,687	10,160	12.4%

(Loss) Income from operations	$(13,682)	$3,094	$(16,776)	-542.2%

Commission expense ratio	20.4%	21.8%
Total compensation expense ratio	52.1%	47.8%
Non-compensation expense ratio	18.1%	19.4%

Summary

(Loss) Income from operations. Income from operations decreased $16.8 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. The decrease in income from operations is due to a decrease in commissions and fees revenue as well as an overall increase in operating expenses, in particular operating expenses due to impairments and compensation expense – employees, partially offset by reductions in commissions and fees expense, fees to principals, non-compensation expense, amortization of intangibles and a gain on sale of businesses, net.

Revenue

Commissions and fees. Commissions and fees revenue decreased $6.6 million for the three months ended September 30, 2012 as compared with the three months ended September 30, 2011. Excluding the impact of dispositions of $2.2 million, revenue from existing businesses within the ICG decreased by $4.4 million. The decline in ICG revenue was the result of continuing challenges in the high net worth life insurance market driven by low interest rates which impact carrier capacity and client purchasing activity.

Operating expenses

Commissions and fees. Commissions and fees expense decreased $2.6 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. Excluding the impact of dispositions of $0.2 million, commissions from existing businesses declined by $2.8 million primarily relating to the decline in revenue.

Compensation expense—employees. Compensation expense—employees increased $0.6 million for the three months ended September 30, 2012 compared with the same period in the prior year. After the impact from dispositions of $0.8 million, compensation expense—employees increased $1.4 million due to increases in headcount in certain growing businesses and variable compensation paid to performing businesses.

Fees to principals. Fees to principals decreased $0.5 million for the three months ended September 30, 2012 as compared with the three months ended September 30, 2011. Excluding the impact of dispositions of $0.6 million, fees to principals remained relatively flat.

The total compensation expense ratio was 52.1% for the three months ended September 30, 2012 compared with 47.8% for the three months ended September 30, 2011. The increase in the total compensation expense ratio is primarily the result of the increase in compensation expense—employees.

Amortization of intangibles. Amortization expense declined $0.6 million for the three months ended September 30, 2012 as compared with the three months ended September 30, 2011. Amortization expense declined as a result of a 27.1% decrease in amortizing intangible assets resulting primarily from dispositions and impairments.

Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets increased $15.9 million for the three months ended September 30, 2012 as compared with the three months ended September 30, 2011. The impairment taken in the third quarter of 2012 reflects an $8.8 million reduction in carrying value for two businesses that are anticipated to be sold in the fourth quarter of 2012, as well as a $9.6 million reduction in goodwill relating to the Company’s retail life business line. The impairments in the third quarter of 2011 relate to one firm that was anticipated to be disposed of in the third quarter of 2011 and was disposed of in the subsequent quarter.

(Gain) Loss on sale of businesses. During the three months ended September 30, 2012, the ICG recognized a net gain from the disposition of three businesses of $0.4 million. During the three months ended September 30, 2011, the ICG recognized a net loss of less than $0.1 million from the disposition of one business.

Advisor Services Group

The ASG accounted for 23.3% of NFP’s revenue for the three months ended September 30, 2012. The financial information below relates to the ASG for the periods presented:

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
Revenue:
Commissions and fees	$58,733	$60,982	$(2,249)	-3.7%

Operating expenses:
Commissions and fees	46,576	50,046	(3,470)	-6.9%
Compensation expense—employees	4,351	3,960	391	9.9%
Non-compensation expense	5,029	4,242	787	18.6%
Amortization of intangibles	216	—	216	N/M
Depreciation	661	836	(175)	-20.9%
Change in estimated acquistion earn-out payables	50	—	50	N/M

Total operating expenses	56,883	59,084	(2,201)	-3.7%

Income from operations	$1,850	$1,898	$(48)	-2.5%

Commission expense ratio	79.3%	82.1%
Total compensation expense ratio	7.4%	6.5%
Non-compensation expense ratio	8.6%	7.0%

Summary

Income from operations. Income from operations decreased less than $0.1 million for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. The decrease in income from operations is due to a decrease in commissions and fees revenue, increases in compensation expense – employees, non-compensation expense, amortization of intangibles and a change in estimated acquisition earn-out payables, partially offset by decreases in commissions and fees expense and depreciation.

Revenue

Commissions and fees. Commissions and fees revenue decreased $2.2 million for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. Results in the ASG were driven by a continuation of the lower volume of transactional business, driven by financial market volatility as well as a decline in the sale of variable universal life products. Assets under management for the ASG increased 17.2% to $10.5 billion as of September 30, 2012 compared to $9.0 billion as of September 30, 2011. While assets under management increased, managed account revenue remained flat because a portion of the increase related to assets where the primary revenues were reflected in the ICG’s wealth management business line and another portion of the increase related to third quarter asset values that will not impact ASG revenues until the fourth quarter of 2012.

Operating expenses

Commissions and fees. Commissions and fees expense decreased $3.5 million for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. The decrease in commissions and fees is related to the acquisition of Fusion Advisory Network (“Fusion”), which reduced commissions and fees expense, the renegotiation of certain contracts, thereby lowering commissions and fees expense, a decline in sales of variable universal life products and a decline in transactional fees.

Compensation expense—employees. Compensation expense—employees increased $0.4 million for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, due to increases in salaries as well as headcount. The total compensation expense ratio was 7.4% for the three months ended September 30, 2012, as compared to 6.5% for the three months ended September 30, 2011.

Non-compensation expense. Non-compensation expense increased $0.8 million for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011. The non-compensation expense ratio was 8.6% for the three months ended September 30, 2012, as compared with 7.0% for the three months ended September 30, 2011. The increase primarily related to the acquisition of Fusion, as well as increases in professional and regulatory-related fees.

Amortization of intangibles. Amortization expense increased as a result of an acquisition.

Depreciation. Depreciation expense decreased $0.2 million for the three months ended September 30, 2012, as compared with the same period last year. The decrease in depreciation resulted from a reclassification of assets between segments.

Corporate Items

The financial information below relates to items not allocated to any of NFP’s three reportable segments for the periods presented:

	Three Months Ended September 30,
	2012	2011	$ Change	% Change
Consolidated income from operations	$1,924	$18,147	$(16,223)	-89.4%
Interest income	617	700	(83)	-11.9%
Interest expense	(4,173)	(4,006)	(167)	4.2%
Other, net	1,229	1,303	(74)	-5.7%

Non-operating income and expenses, net	(2,327)	(2,003)	(324)	16.2%
Income before income taxes	(403)	16,144	(16,547)	-102.5%
Income tax (benefit) expense	(454)	6,823	(7,277)	-106.7%

Net income	$51	$9,321	$(9,270)	-99.5%

Interest income. Interest income slightly decreased $0.1 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. The slight decrease in interest income was mainly due to the satisfaction of certain promissory notes.

Interest expense. Interest expense slightly increased $0.2 million for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011. The slight increase in interest expense was primarily due to an increase in revolver borrowings under the 2010 Credit Facility as compared to the same period in the prior year.

Other, net. Other, net, which primarily consists of income from equity method investments, rental income and net expenses relating to the settlement or reserving of legal matters, remained relatively flat period over period.

Income tax (benefit) expense. Income tax benefit was $0.5 million in the three months ended September 30, 2012 compared with income tax expense of $6.8 million in the same period during the prior year. The effective tax rate for the third quarter of 2012 was 112.7%. This compares with an effective tax rate of 42.3% for the third quarter of 2011. The effective tax rate for the third quarter of 2012 was higher than the effective tax rate for the third quarter of 2011 primarily due to the tax benefit in the third quarter of 2012 associated with dispositions.

Nine months ended September 30, 2012 compared with the nine months ended September 30, 2011

Corporate Client Group

The CCG accounted for 44.6% of NFP’s revenue for the nine months ended September 30, 2012. The financial information below relates to the CCG for the periods presented:

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
Revenue:
Commissions and fees	$339,805	$295,633	$44,172	14.9%

Operating expenses:
Commissions and fees	40,618	31,390	9,228	29.4%
Compensation expense—employees	120,765	103,547	17,218	16.6%
Fees to principals	48,797	51,136	(2,339)	-4.6%
Non-compensation expense	60,832	54,661	6,171	11.3%
Amortization of intangibles	17,884	15,901	1,983	12.5%
Depreciation	4,159	4,602	(443)	-9.6%
Impairment of goodwill and intangible assets	5,933	—	5,933	N/M
Loss (Gain) on sale of businesses, net	46	(47)	93	-197.9%
Change in estimated acquistion earn-out payables	7,938	53	7,885	N/M
Management contract buyout	7,537	—	7,537	N/M

Total operating expenses	314,509	261,243	$53,266	20.4%

Income from operations	$25,296	$34,390	$(9,094)	-26.4%

Commission expense ratio	12.0%	10.6%
Total compensation expense ratio	49.9%	52.3%
Non-compensation expense ratio	17.9%	18.5%

N/M	indicates the metric is not meaningful

Summary

Income from operations. Income from operations decreased $9.1 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. Income from operations decreased due to an overall increase in operating expenses, in particular operating expenses due to management contract buyouts and the impairments associated with them, for which there were no comparable expenses in the prior period, as well as increases in compensation expense – employees, commissions and fees expense, non-compensation expense and change in estimated acquisition earn-out payables largely due to acquisitions. These increases in expenses were partially offset by an increase in commissions and fees revenue.

Revenue

Commissions and fees. Commissions and fees revenue for the nine months ended September 30, 2012 increased $44.2 million, as compared to the nine months ended September 30, 2011, of which approximately $26.1 million represented commissions and fees revenue from the net impact of acquisitions and dispositions affecting the current period. Excluding this impact, overall revenue in the CCG increased by $18.1 million due to growth at existing businesses, increased profit contingency commissions and other performance bonuses.

Operating expenses

Commissions and fees. Commissions and fees expense increased $9.2 million for the nine months ended September 30, 2012 compared with the same period last year, of which approximately $1.4 million represented commissions and fees expense from the net impact of acquisitions and dispositions affecting the current period. Excluding this impact, overall commissions and fees expense in the CCG increased by $7.8 million and was largely attributable to the growth in businesses with higher commission expense ratios, certain management contract buyouts and restructures, in which fees to principals expense was converted into commissions and fees expense.

Compensation expense—employees. Compensation expense—employees increased $17.2 million for the nine months ended September 30, 2012 compared with the same period in the prior year. Approximately $12.2 million of the increase was due to compensation expense—employees from the net impact of acquisitions and dispositions affecting the current period. Excluding this impact, compensation expense – employees in the CCG increased by $5.0 million, due to increased headcount at existing businesses, increases in salaries and wages and certain management contract buyouts, in which fees to principals expense was converted into compensation expense—employees.

Fees to principals. Fees to principals decreased $2.3 million in the nine months ended September 30, 2012 compared with the same period last year. Approximately $0.4 million of the decrease was due to fees to principals from the net impact of acquisitions and dispositions affecting the current period. The remaining decrease of $1.9 million is a result of management contract buyouts and restructures, in which fees to principals expense was converted into commissions and fees expense and compensation expense—employees.

The total compensation expense ratio was 49.9% for the nine months ended September 30, 2012 compared with 52.3% for the nine months ended September 30, 2011. The decrease in total compensation expense ratio was attributable to revenue growth exceeding the growth in fees to principals.

Non-compensation expense. Non-compensation expense increased $6.2 million for the nine months ended September 30, 2012 compared with the same period in the prior year. Approximately $4.0 million of the increase represented non-compensation expense from the net impact of acquisitions and dispositions affecting the current period. After this impact, non-compensation expense increased by $2.2 million, due to an increase in professional fees.

The non-compensation expense ratio was 17.9% for the nine months ended September 30, 2012 compared with 18.5% for the nine months ended September 30, 2011.

Amortization of intangibles. Amortization expense increased as a result of a 2.0% increase in amortizing intangibles, primarily from acquisitions.

Impairment of goodwill and intangible assets. The impairment of goodwill and intangible assets of $5.9 million in 2012 related to two management contract buyouts.

Loss on sale of businesses. During the nine months ended September 30, 2012, the CCG recognized a loss of less than $0.1 million on the disposal of one business. During the nine months ended September 30, 2011, the CCG recognized a gain of less than $0.1 million on the disposal of one business.

Change in estimated acquisition earn-out payables. During 2012, the CCG recognized $7.9 million of an expense related to net adjustments in the estimated fair market values of earn-out obligations related to the revised projections of future performance and the actual results for certain acquisitions completed in 2011 and 2012. The fair values of the estimated acquisition earn-out payables increased during the first nine months of 2012 since certain acquisitions performed at a level better than originally projected as well as an increase in accretion of the discount recorded for earn-out obligations associated with prior acquisitions.

Management contract buyout. During the nine months ended September 30, 2012, the CCG recognized a $7.5 million expense related to three management contract buyouts. During the nine months ended September 30, 2011, there were no such buyouts.

Individual Client Group

The ICG accounted for 31.5% of NFP’s revenue for the nine months ended September 30, 2012. The financial information below relates to the ICG for the periods presented:

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
Revenue:
Commissions and fees	$239,625	$244,437	$(4,812)	-2.0%

Operating expenses:
Commissions and fees	49,873	52,801	(2,928)	-5.5%
Compensation expense—employees	83,311	81,737	1,574	1.9%
Fees to principals	41,111	38,573	2,538	6.6%
Non-compensation expense	45,239	48,477	(3,238)	-6.7%
Amortization of intangibles	6,869	8,306	(1,437)	-17.3%
Depreciation	3,007	3,209	(202)	-6.3%
Impairment of goodwill and intangible assets	25,261	3,386	21,875	646.0%
(Gain) Loss on sale of businesses, net	(4,883)	100	(4,983)	N/M

Total operating expenses	249,788	236,589	$13,199	5.6%

(Loss) Income from operations	$(10,163)	$7,848	$(18,011)	-229.5%

Commission expense ratio	20.8%	21.6%
Total compensation expense ratio	51.9%	49.2%
Non-compensation expense ratio	18.9%	19.8%

Summary

(Loss) Income from operations. Income from operations decreased $18.0 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. The decrease in income from operations is due to an overall increase in operating expenses, in particular operating expenses due to impairments, fees to principals and compensation expense – employees, and a decrease in commissions and fees revenue. These changes were partially offset by a gain on sale of businesses, net, a decrease in non-compensation expense, commissions and fees expense and amortization of intangibles expense.

Revenue

Commissions and fees. Commissions and fees revenue decreased $4.8 million for the nine months ended September 30, 2012 as compared with the nine months ended September 30, 2011. Excluding the impact of dispositions of $5.6 million, revenue from existing businesses within the ICG increased by $0.8 million. Results in the ICG were impacted by continuing challenges in the high net worth life insurance market driven by low interest rates which impact carrier capacity and client purchasing activity.

Operating expenses

Commissions and fees. Commissions and fees expense decreased $2.9 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. Excluding the impact of dispositions of $0.3 million, commissions and fees expense from existing businesses decreased by $2.7 million. The commission expense ratio was 20.8% in the nine months ended September 30, 2012 compared with 21.6% in the nine months ended September 30, 2011.

Compensation expense—employees. Compensation expense—employees increased $1.6 million for the nine months ended September 30, 2012 compared with the same period in the prior year. After the impact from dispositions of $1.9 million, compensation expense—employees increased by $3.5 million due to increases in headcount in certain growing businesses and variable compensation paid to performing businesses.

Fees to principals. Fees to principals increased $2.5 million for the nine months ended September 30, 2012 as compared with the nine months ended September 30, 2011. Excluding the impact of dispositions of $1.1 million, overall fees to principals increased by $3.6 million. The increase is a result of improved earnings performance in certain businesses.

The total compensation expense ratio was 51.9% for the nine months ended September 30, 2012 compared with 49.2% for the nine months ended September 30, 2011. The increase in the total compensation expense ratio is primarily the result of the increase in fees to principals.

Non-compensation expense. Non-compensation expense decreased $3.2 million for the nine months ended September 30, 2012 as compared with the nine months ended September 30, 2011. After the impact from dispositions of $2.0 million, non-compensation expense decreased by $1.3 million due to reserves taken on promissory notes in the prior year period.

Amortization of intangibles. Amortization expense declined $1.4 million for the nine months ended September 30, 2012 as compared with the nine months ended September 30, 2011. Amortization expense declined as a result of a 27.1% decrease in amortizing intangible assets resulting primarily from dispositions and impairments.

Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets increased $21.9 million for the nine months ended September 30, 2012 as compared with the nine months ended September 30, 2011. The impairment taken for the nine months ended September 30, 2012 reflects a $15.7 million reduction in carrying value for several businesses that were either sold in the third quarter of 2012 or are anticipated to be sold in the fourth quarter of 2012, resulting in the establishment of new fair values for these businesses, as well as a $9.6 million reduction in goodwill relating to the Company’s retail life business line. The impairments in 2011 relate to one firm that was disposed of in the third quarter of 2011 and one firm that was anticipated to be disposed of in the third quarter of 2011 and was disposed of in the subsequent quarter.

(Gain) Loss on sale of businesses. During the nine months ended September 30, 2012, the ICG recognized a net gain from the disposition of eight businesses of $4.9 million. During the nine months ended September 30, 2011, the ICG recognized a net loss from the disposition of one business of less than $0.1 million.

Advisor Services Group

The ASG accounted for 23.9% of NFP’s revenue for the nine months ended September 30, 2012. The financial information below relates to the ASG for the periods presented:

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
Revenue:
Commissions and fees	$182,173	$184,160	$(1,987)	-1.1%

Operating expenses:
Commissions and fees	146,801	152,092	(5,291)	-3.5%
Compensation expense—employees	12,640	11,835	805	6.8%
Non-compensation expense	14,091	11,694	2,397	20.5%
Amortization of intangibles	216	—	216	N/M
Depreciation	2,066	1,429	637	44.6%
Change in estimated acquistion earn-out payables	50	—	50	N/M

Total operating expenses	175,864	177,050	$(1,186)	-0.7%

Income from operations	$6,309	$7,110	$(801)	-11.3%

Commission expense ratio	80.6%	82.6%
Total compensation expense ratio	6.9%	6.4%
Non-compensation expense ratio	7.7%	6.3%

Summary

Income from operations. Income from operations decreased $0.8 million for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. The decrease in income from operations was due to a decrease in commissions and fees revenue, as well as increases in compensation expense—employees, non-compensation expense, amortization of intangibles, depreciation and a change in estimated acquisition earn-out payables, partially offset by a decrease in commissions and fees expense.

Revenue

Commissions and fees. Commissions and fees revenue decreased $2.0 million for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. Results in the ASG were driven by a continuation of the lower volume of transactional business, driven by financial market volatility as well as a decline in the sale of variable universal life products. Assets under management for the ASG increased 17.2% to $10.5 billion as of September 30, 2012 compared to $9.0 billion as of September 30, 2011. While assets under management increased, managed account revenue remained flat because a portion of the increase related to assets where the primary revenues were reflected in the ICG’s wealth management business line and another portion of the increase related to third quarter asset values that will not impact ASG revenues until the fourth quarter of 2012.

Operating expenses

Commissions and fees. Commissions and fees expense decreased $5.3 million for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. The decrease in commissions and fees is related to the acquisition of Fusion, which reduced commissions and fees expense, the renegotiation of certain contracts, thereby lowering commissions and fees expense, a decline in sales of variable universal life products and a decline in transactional fees.

Compensation expense—employees. Compensation expense—employees increased $0.8 million for the nine months ended September 30, 2012 compared with the same period in the prior year due to increases in salaries as well as headcount. The total compensation expense ratio was 6.9% for the nine months ended September 30, 2012 and 6.4% for the nine months ended September 30, 2011.

Non-compensation expense. Non-compensation expense increased $2.4 million for the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011. The non-compensation expense ratio was 7.7% for the nine months ended September 30, 2012, as compared with 6.3% for the nine months ended September 30, 2011. The increase primarily related to the acquisition of Fusion, and increases in professional and regulatory-related fees.

Amortization of intangibles. Amortization expense increased as a result of an acquisition.

Depreciation. Depreciation expense increased $0.6 million for the nine months ended September 30, 2012, as compared with the same period last year. The increase in depreciation resulted from increases in capital expenditures for the ASG due to enhancements in the technology platform provided to advisors.

Corporate Items

The financial information below relates to items not allocated to any of NFP’s three reportable segments for the periods presented:

	Nine Months Ended September 30,
	2012	2011	$ Change	% Change
Consolidated income from operations	$21,442	$49,348	$(27,906)	-56.5%
Interest income	1,886	2,600	(714)	-27.5%
Interest expense	(12,440)	(11,751)	(689)	5.9%
Other, net	3,181	5,819	(2,638)	-45.3%

Non-operating income and expenses, net	(7,373)	(3,332)	(4,041)	121.3%
Income before income taxes	14,069	46,016	(31,947)	-69.4%
Income tax expense	3,534	20,329	(16,795)	-82.6%

Net income	$10,535	$25,687	$(15,152)	-59.0%

Interest income. Interest income decreased $0.7 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. Interest income decreased mainly due to the satisfaction of certain promissory notes.

Interest expense. Interest expense increased $0.7 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. Interest expense increased primarily due to the Swap (as defined below), which began on April 14, 2011, increased revolver borrowings under the 2010 Credit Facility, as well as an increase in accretion of the 2010 Notes.

Other, net. Other, net, which primarily consists of income from equity method investments, rental income and net expenses relating to the settlement or reserving of legal matters, decreased $2.6 million for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. The decrease in other, net is due to a decrease in income from equity method investments of $1.4 million, as the Company acquired the controlling interest of Nemco Group, LLC in the beginning of the second quarter of 2012, an increase of $0.4 million of investment appreciation relating to the Company’s deferred compensation plan, and an increase of $0.8 million in loss contingencies.

Income tax expense. Income tax expense was $3.5 million in the nine months ended September 30, 2012 compared with income tax expense of $20.3 million in the same period during the prior year. The effective tax rate for the nine months ended September 30, 2012 was 25.1%. This compares with an effective tax rate of 44.2% for the nine months ended September 30, 2011. The effective tax rate for the nine months ended September 30, 2012 was lower than the effective tax rate for the nine months ended September 30, 2011 primarily due to the tax benefit associated with dispositions, a reduction in unrecognized tax benefits during 2012 due to statute lapse and the corresponding reduction of interest and penalties.

Liquidity and Capital Resources

Liquidity refers to the ability of an enterprise to generate adequate cash to meet its needs for cash. NFP derives liquidity primarily from cash generated by the Company’s businesses and from financing activities. For a detailed discussion of NFP’s recapitalization transactions, which took place in 2010, see “Note 7—Borrowings” in the 2011 10-K. The Company’s ability to access capital is subject to the restrictions in the 2010 Credit Facility; see “Risk Factors—The Company’s business may be adversely affected by restrictions and limitations under its credit facility. Changes in the Company’s ability to access capital could adversely affect the Company’s operations” in the 2011 10-K.

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

This historical borrowing pattern returned in the first quarter of 2012. NFP borrowed from its credit facility in order to (i) satisfy payables due to principals for fees and incentives earned by year end 2011 and paid out during the first quarter of 2012, (ii) pay the consideration required to close certain acquisitions and management contract buyouts during the first quarter of 2012 and (iii) complete its common stock repurchase plan that was authorized by the Board on April 28, 2011.

A summary of the changes in cash flow data is provided as follows:

	Nine Months Ended September 30,
(in thousands)	2012	2011
Net cash flows provided by (used in):
Operating activities	$38,533	$79,770
Investing activities	(67,335)	(54,245)
Financing activities	(25,744)	(38,357)
Effect of exchange rate changes on cash and cash equivalents	(47)	—

Net (decrease) increase in cash and cash equivalents	(54,593)	(12,832)
Cash and cash equivalents—beginning of period	135,239	128,830

Cash and cash equivalents—end of period	$80,646	$115,998

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

NFP filed a shelf registration statement on Form S-3 with the SEC on September 7, 2012, which was declared effective on September 27, 2012. The shelf registration statement provides NFP with the ability to offer, from time to time and subject to market conditions, common stock, preferred stock, debt securities or warrants for proceeds in the aggregate amount of up to $500.0 million. In addition, up to 5,000,000 shares of NFP common stock may be sold pursuant to the registration statement by the selling stockholders described therein. The shelf registration statement is intended to give NFP greater flexibility to raise capital efficiently and put the Company in a position to take advantage of favorable market conditions as they arise.

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

On February 6, 2012, the Board authorized a new repurchase of up to $50.0 million of NFP’s common stock on the open market, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors, including the limitations under the 2010 Credit Facility, capital availability, share price and market conditions. As of September 30, 2012, 725,537 shares were repurchased under this program at an average cost of $13.70 per share and a total cost of approximately $9.9 million. As of September 30, 2012, there remains an aggregate of approximately $40.1 million available for repurchases under this stock repurchase program. The Company currently intends to hold the repurchased shares as treasury stock.

For the nine months ended September 30, 2012, total shares repurchased during 2012 through both repurchase programs was 1,266,043 at an average cost of $14.14. NFP also reacquired 20,073 shares relating to the satisfaction of promissory notes and 5,439 shares relating to the disposal of a business.

Operating Activities

During the nine months ended September 30, 2012, cash provided by operating activities was approximately $38.5 million compared with $79.8 million for the nine months ended September 30, 2011. The decrease in cash provided for the nine months ended September 30, 2012 as compared with the prior year period was primarily due to a payment, net of reimbursement of a $5.5 million legal settlement, and a payout of the PIP in the amount of $7.3 million, as the Company aligned the previous PIP with the 2011 calendar year. During 2011, no PIP payments were made since the plan commenced on October 1, 2010 and ended on December 31, 2011. During the nine months ended September 30, 2012, the Company made cash payments in connection with management contract buyouts of $7.5 million. The remaining differences in cash flow from operations compared with the prior period are associated with increases from acquisitions that were more than offset by performance in the life insurance business that continues to face challenges in the market. The change in cash flow from operations was also impacted by unfavorable timing differences in working capital, including an increase in estimated tax payments of $10.4 million.

Some of the Company’s businesses maintain premium trust accounts in a fiduciary capacity, which represent payments collected from policyholders on behalf of carriers. These funds cannot be used for general corporate purposes, and should not be considered a source of liquidity for the Company. Funds held in these accounts are invested in cash, cash equivalents and securities purchased under resale agreements overnight. At September 30, 2012, the Company had cash, cash equivalents and securities purchased under resale agreements in premium trust accounts listed as fiduciary funds on its balance sheet of $75.8 million, an increase of $0.3 million from the balance of $75.5 million as of December 31, 2011, offset by a corresponding premium payable to carriers of $85.3 million at September 30, 2012 compared with $74.1 million at December 31, 2011. Changes in these accounts are the result of timing of payments collected from insureds on behalf of insurance carriers.

Investing Activities

During the nine months ended September 30, 2012, cash used in investing activities was $67.4 million, which was primarily due to $62.0 million paid as payments for acquisitions, net of cash acquired, $6.9 million paid for contingent consideration payments and $5.9 million paid for purchases of property and equipment offset by $7.5 million of cash received from the disposal of businesses. During the nine months ended September 30, 2011, cash used in investing activities was $54.2 million, which was primarily due to $6.4 million paid for purchases of property and equipment and approximately $48.5 million paid as payments for businesses, net of cash acquired.

Financing Activities

During the nine months ended September 30, 2012, cash used in financing activities was approximately $25.7 million compared with $38.4 million during the prior year period. Cash used in financing activities during the nine months ended September 30, 2012 consisted mainly of repurchases of common stock of $17.9 million, net payments on long-term borrowings under the 2010 Credit Facility of $9.4 million, payments on acquisition earn-out payables of $8.8 million and net payments for stock-based awards, including shares cancelled to pay withholding taxes, of $4.7 million, which were partially offset by net proceeds from revolver borrowings under the 2010 Credit Facility of $15.0 million. Cash used in financing activities during the nine months ended September 30, 2011 consisted mainly of repurchases of common stock of $28.6 million, as well as repayments of $9.4 million under the 2010 Credit Facility.

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

Based on the weighted average borrowings under NFP’s 2010 Credit Facility and prior credit agreement among NFP, the lenders party thereto and Bank of America, N.A., as administrative agent, dated as of August 22, 2006 and terminated July 8, 2010, during the nine months ended September 30, 2012 and 2011, respectively, a change in short-term interest rates of 100 basis points would have affected the Company’s pre-tax income by approximately $1.2 million in 2012 and $1.1 million in 2011.

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

(a) Recent Sales of Unregistered Securities

Since July 1, 2012 and through September 30, 2012, NFP has not issued any unregistered securities related to acquisition of firms, contingent consideration and other.

Since October 1, 2012 and through October 31, 2012, NFP did not issue any common stock relating to contingent consideration.

(c) Issuer Purchases of Equity Securities

On April 28, 2011, the Board authorized a share repurchase program in the amount of $50.0 million (the “2011 Share Repurchase Program”). On February 6, 2012, the Board authorized another share repurchase program in the amount of $50.0 million (the "2012 Share Repurchase Program"). On February 6, 2012, the Company completed its 2011 Share Repurchase Program. Under the 2012 Share Repurchase Program, the Company may repurchase shares on the open market, at times and in such amounts as management deems appropriate. All shares listed below were repurchased in connection with the 2012 Share Repurchase Program, unless otherwise indicated.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2012 – July 31, 2012	159,327	(a)	$13.89	159,327	$41,718,000
August 1, 2012 – August 31, 2012	6,478	(b)	15.43	—	41,718,000
September 1, 2012 – September 30, 2012	103,000	(a)	15.98	103,000	40,074,000

Total	268,805		14.73	262,327	40,074,000

(a)	Shares were reacquired relating to the 2012 Share Repurchase Program.
(b)	6,478 shares were reacquired relating to the satisfaction of a promissory note. There was no gain or loss associated with this transaction.

Item 5.	Other Information

Entry into a Material Definitive Agreement.

On October 30, 2012, NFP entered into the Second Amendment (the “Second Amendment”) to the 2010 Credit Facility. Capitalized terms used and not defined in this Item 5 have the meanings set forth in the 2010 Credit Facility, as amended to date by the Second Amendment.

The Second Amendment primarily amends the definition of EBITDA to include, with respect to the fourth fiscal quarter of 2011 and thereafter, certain expenses incurred in connection with Permitted Management Contract Buyouts. Additionally, for purposes of calculating EBITDA in a Reference Period, EBITDA shall be calculated after giving pro forma effect as if any Material Management Contract Buyout consummated during such Reference Period occurred on the first day of such Reference Period.

Pursuant to the Second Amendment, the Company may make Permitted Management Contract Buyouts provided that, among other things, both before and after giving effect to such transaction, no Default or Event of Default shall have occurred or be continuing or could reasonably be expected to result therefrom, and after giving effect to such transaction, Minimum Liquidity shall not be less than $50.0 million.

The administrative agent for the 2010 Credit Facility, the lenders thereunder and certain affiliates provide, and may in the future provide, certain commercial banking, financial advisory, trustee and investment banking services to the Company and its affiliates, for which they receive customary fees.

The foregoing description of the Second Amendment is not complete and is qualified in its entirety by reference to the full text of the Second Amendment, which is filed as Exhibit 10.1 hereto and incorporated herein by reference.

Item 6.	Exhibits

Exhibit No.	Description
10.1*	Second Amendment to Credit Agreement, dated as of October 30, 2012, among National Financial Partners Corp., the lenders party thereto and Bank of America, N.A., as administrative agent.

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Financial Partners Corp.

Signature	Title	Date
/s/ JESSICA M. BIBLIOWICZ	Chairman and Chief Executive Officer	November 5, 2012
Jessica M. Bibliowicz

/s/ DONNA J. BLANK	Executive Vice President and Chief Financial Officer	November 5, 2012
Donna J. Blank

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Second Amendment to Credit Agreement, dated as of October 30, 2012, among National Financial Partners Corp., the lenders party thereto and Bank of America, N.A., as administrative agent.

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.