Form 10-K
period 2012-12-31
NATIONAL FINANCIAL PARTNERS CORP
filed 2013-02-15
CIK 1183186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2012 was $526,738,422.

The number of outstanding shares of the registrant’s Common Stock, $0.10 par value, as of January 31, 2013, was 39,875,468.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2013 Annual Meeting of Stockholders to be held May 23, 2013 are incorporated by reference in this Form 10-K in response to certain items in Part II and Part III.

NATIONAL FINANCIAL PARTNERS CORP.

Form 10-K

For the Year Ended December 31, 2012

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

These forward-looking statements are based on management’s current views with respect to future results. Forward-looking statements are based on beliefs and assumptions made by management using currently-available information, such as market and industry materials, experts’ reports and opinions, and current financial trends. These statements are only predictions and are not guarantees of future performance. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by a forward-looking statement. These risks and uncertainties include, without limitation: (1) the ability of the Company to implement its business initiatives, including increasing recurring revenue and executing management contract buyouts; (2) NFP’s ability, through its operating structure, to respond quickly to operational, financial or regulatory situations impacting its businesses; (3) the ability of the Company’s businesses to perform successfully following acquisition, including through the diversification of product and service offerings, and NFP’s ability to manage its business effectively and profitably through its employees and principals and through the Company’s reportable segments; (4) any losses or charges that NFP may take with respect to dispositions, restructures, the collectability of amounts owed to it, impairments or otherwise; (5) NFP’s success in acquiring and retaining high-quality independent financial services businesses and their managers and key producers, and the ability of the Company to retain its broker-dealers’ financial advisors and recruit new financial advisors; (6) changes in premiums and commission rates or the rates of other fees paid to the Company, due to requirements related to medical loss ratios stemming from the Patient Protection and Affordable Care Act or otherwise; (7) seasonality or an economic environment that results in fewer sales of products or services that the Company offers; (8) changes that adversely affect NFP’s ability to manage its indebtedness or capital structure, including changes in interest rates or credit market conditions; (9) adverse results or other consequences from matters including litigation, arbitration, settlements, regulatory investigations or compliance initiatives, such as those related to business practices, compensation agreements with insurance companies, or policy rescissions or chargebacks; (10) the impact of legislation or regulations on NFP’s businesses, such as the impact of the adoption of the American Taxpayer Relief Act of 2012, the possible adoption of exclusive federal regulation over interstate insurers, the uncertain impact of legislation regulating the financial services industry, the impact of the adoption of the Patient Protection and Affordable Care Act and resulting changes in business practices, changes in estate tax laws, or changes in regulations affecting the value or use of benefits programs, any of which may adversely affect the demand for or profitability of the Company’s services; (11) adverse developments in the Company’s markets, such as those related to compensation agreements with insurance companies, which could result in fewer sales of products or services that the Company offers; (12) the effectiveness or financial impact of NFP’s incentive plans; (13) NFP’s ability to operate effectively within the restrictive covenants of its credit facility; (14) the impact of capital markets behavior, such as fluctuations in the price of NFP’s common stock, or the dilutive impact of capital raising efforts; (15) the impact of the adoption or change in interpretation of certain tax or accounting treatments or policies and changes in underlying assumptions relating to such treatments or policies, which may lead to adverse financial statement results; (16) failure by the Company’s broker-dealers to comply with net capital requirements; (17) the loss of services of key members of senior management; (18) the Company’s ability to compete against competitors with greater resources, such as those with greater name recognition, or any damage to the Company’s reputation; (19) developments in the availability, pricing, design, tax treatment or underwriting of insurance products,

ii

including insurance carriers’ potential change in accounting for deferred acquisition costs, revisions in mortality tables by life expectancy underwriters or changes in the Company’s relationships with insurance companies; (20) the reduction of the Company’s revenue and earnings due to the elimination or modification of compensation arrangements, including contingent compensation arrangements and the adoption of internal initiatives to enhance compensation transparency; (21) the occurrence of adverse economic conditions or an adverse legal or regulatory climate in New York, Florida or California; and (22) the Company’s ability to effect smooth succession planning. Additional factors are set forth in NFP’s filings with the Securities and Exchange Commission (the “SEC”), including this Annual Report on Form 10-K.

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

Founded in 1998, the Company has grown organically and through acquisitions, operating in the independent distribution channel. This distribution channel offers independent advisors the flexibility to sell products and services from multiple non-affiliated providers to deliver objective, comprehensive solutions. The number of products and services available to independent advisors is large and can lead to a fragmented marketplace. NFP facilitates the efficient sale of products and services in this marketplace by using its scale and market position to contract with leading product providers. These relationships foster access to a broad array of insurance and financial products and services as well as better underwriting support and operational services. In addition, the Company is able to operate effectively in this distribution channel by leveraging financial and intellectual capital, technology solutions, the diversification of product and service offerings, and regulatory compliance support across the Company. The Company’s marketing and wholesale organizations also provide an independent distribution channel for benefits, insurance and wealth management products and services, serving both third-party affiliates as well as member NFP businesses.

NFP has organized its businesses into three reportable segments: the Corporate Client Group (the “CCG”), the Individual Client Group (the “ICG”) and the Advisor Services Group (the “ASG”). The CCG is one of the leading corporate benefits advisors in the middle market, offering independent solutions for health and welfare, retirement planning, executive benefits, and property and casualty insurance. The ICG is a leader in the delivery of independent life insurance, wealth management annuities, long-term care and wealth transfer solutions for high net worth individuals and includes wholesale life brokerage and retail life services. The ASG, including NFP Securities, Inc. (“NFPSI”), a leading independent broker-dealer and corporate registered investment advisor, serves independent financial advisors whose clients are high net worth individuals and companies by offering broker-dealer and asset management products and services. NFP promotes collaboration among its business lines to provide its clients the advantages of a single coordinated resource to address their corporate and individual benefits, insurance and wealth management planning needs.

NFP enhances its competitive position by offering its clients a broad array of insurance and financial solutions. NFP’s continued investments in marketing, compliance and product support provide its independent advisors with the resources to deliver strong client service. NFP believes its operating structure allows its businesses to effectively and objectively serve clients at the local level while having access to the resources of a national company. NFP’s senior management team is composed of experienced insurance and financial services leaders. The Company’s employees and principals who manage the day-to-day operations of NFP’s businesses are professionals who are well positioned to understand client needs.

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

Key Elements of NFP’s Operating Strategy

NFP’s goal is to achieve superior long-term growth, while establishing itself as one of the nation’s premier independent distributors of benefits, insurance and wealth management products and services. To accomplish this goal, NFP focuses on the following key areas:

•

Align business resources. The Company continues to execute on its “One NFP” strategy, focusing on the coordinated delivery of a full range of advisory and brokerage services. This strategy is intended to improve the quality and scope of services provided to the Company’s clients, as well as improve the allocation of the Company’s resources and facilitate growth, the diversification of product and service offerings, brand recognition, operating efficiencies and other business initiatives. Additionally, NFP has organized its businesses into three reportable segments: the CCG, the ICG and the ASG. Operating through this structure allows NFP to more efficiently assess the Company’s performance and align resources within reportable segments.

•

Execute management contract buyouts. Management contract buyouts are an important component of the Company’s “One NFP” strategy and are contemplated typically for businesses demonstrating higher levels of recurring revenue and consistent profitable performance. In management contract buyouts, NFP either purchases the Management Company or purchases a principal’s economic interest in the management contract. In either scenario, NFP acquires a greater economic interest in the cash flows of the underlying business than it had prior to the management contract buyout.

•

Acquire high-quality businesses. NFP anticipates continuing acquisitions that provide recurring revenue and/or strategically complement its existing businesses. NFP believes that opportunities remain for growth through disciplined acquisitions of high quality businesses.

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

•

Capitalize on the growth of NFP’s attractive target markets. The trends in the Company’s target corporate and high net worth individual markets provide a strong demographic base for growth. According to the 2012 middle market report “CIT Voice of the Middle Market” as issued by the CIT Group Inc., there are more than 100,000 mid-sized businesses, with revenue of between $25 million and $1 billion. These businesses employ 30 million people and generate total revenue of more than $6 trillion. NFP believes that the demand for insurance and financial products and services in these markets will continue to grow. The Company has built its distribution system by attracting advisors targeting these markets, and it expects to grow by expanding its client base and adding additional advisors.

Industry Background

NFP believes that it is well positioned to capitalize on a number of trends in the benefits, insurance and wealth management industries, including:

•	Activity in employer-sponsored benefits plans. According to the Employee Benefit Research Institute (“EBRI”), total spending on employee benefits, excluding retirement benefits, grew from an estimated

$501 billion in 2000 to an estimated $778 billion in 2010, accounting for approximately 10% of employers’ total spending on compensation in 2010. Of the $778 billion, approximately 84% was related to health benefits, with the balance spent on other benefits. Further, EBRI’s 2012 Health Confidence Survey indicates that though the enactment of healthcare reform legislation has raised questions about whether employers will continue to offer health benefits, the importance of benefits as a criterion for choosing a job remains high. To supplement employer-sponsored plans, many businesses are making ancillary and voluntary benefits available to their employees, such as individual life, long-term care and disability insurance. NFP believes the need for employee benefits and knowledgeable advisors represents a significant market opportunity.

•

Need for asset transfer products. NFP expects the need for insurance and wealth transfer products and services to increase in the future due to the demand for the efficient intergenerational transfer of assets among high net worth individuals. Long-term wealth management strategies continue to evolve, although some certainty was achieved with the passage of the American Taxpayer Relief Act of 2012, which established an estate tax rate of 40% with an exclusion of $5 million, to be adjusted annually for inflation. The Company expects that its clients will continue to seek out and to rely on their advisors’ expertise.

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

•

Opportunities in the high net worth market. NFP believes that there are still significant opportunities to service the high net worth market. According to Spectrem Group, a financial services industry research and consulting firm, the number of households with net worth, excluding primary residence, in excess of $1 million grew 2% in 2011 compared with 2010.

Reportable Segments

Corporate Client Group

The CCG is one of the leading corporate benefits advisors in the middle market, offering independent solutions for health and welfare, retirement planning, executive benefits and property and casualty insurance. The CCG serves corporate clients by providing advisory and brokerage services related to the planning and administration of benefits plans that take into account the overall business profile and needs of the corporate client. The CCG accounted for approximately 44.1%, 40.7% and 39.5% of NFP’s revenue for the years ended December 31, 2012, 2011 and 2010, respectively. The CCG operates through its corporate benefits, executive benefits and property and casualty business lines. The CCG has organized its operations by region in order to facilitate the sharing of resources and investments among its advisors to address clients’ needs.

The corporate benefits business line accounted for approximately 80.7%, 81.9% and 83.1% of the CCG’s revenue for the years ended December 31, 2012, 2011 and 2010, respectively. Generally, corporate benefits are available to a broad base of employees within an organization and include products and services such as group medical and disability insurance, group life insurance and retirement planning. The corporate benefits business line consists of both retail and wholesale benefits operations. These businesses have access to tools, resources and comprehensive support services which are provided through NFP Benefits Partners. NFP Benefits Partners is a division of NFP Insurance Services, Inc. (“NFPISI”), a licensed insurance agency and an insurance marketing organization owned by NFP.

The executive benefits business line accounted for approximately 10.5%, 10.7% and 11.7% of the CCG’s revenue for the years ended December 31, 2012, 2011 and 2010, respectively. Executive benefits products and services provide employers with the ability to establish plans that create or reinstate benefits for highly-compensated employees, typically through non-qualified plans or disability plans. Clients may utilize a corporate-owned life insurance funding strategy to finance future compensation due under these plans. The executive benefits business line consists of NFP businesses and other entities that pay membership fees for membership in one of NFP’s marketing and wholesale organizations.

The property and casualty business line accounted for approximately 8.8%, 7.4% and 5.2% of the CCG’s revenue for the years ended December 31, 2012, 2011 and 2010, respectively. Property and casualty products and services provide risk management capabilities to businesses and individuals by protecting against property damage, the associated interruption of business and related expenses, or against other damages incurred in the normal course of operations. In addition to managing their own operations, NFP’s property and casualty resources are positioned to serve NFP’s businesses and members of NFP’s marketing and wholesale organizations with commercial, personal and surety line capabilities.

In connection with its delivery of corporate benefits products and services, the CCG’s clients range from businesses with employees in the single digits to businesses employing thousands, with a focus on middle-market businesses employing between 50 and 1,000 employees. In connection with its distribution of executive benefits products and services, the CCG actively works with Fortune 2000 companies, while also serving businesses employing between 200 and 2,000 employees. In the sale of bank-owned life insurance, the CCG targets community banks that hold between $100 million and $5 billion of assets. In connection with the CCG’s distribution of property and casualty products and services, the CCG’s clients consist of individuals and businesses, with a focus on middle-market companies employing between 50 and 1,000 employees.

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

•    Professional liability

•    Property and casualty insurance

•    Renters insurance

•    Self-funded health plans including stop loss coverage

•    Surety bonds

•    Voluntary employee benefits

•    Wellness/productivity management

•    Workers’ compensation plans

• HIPAA administration • Human resource consulting • International employee benefits consulting • Retirement plan administration and investment analysis • Risk management consulting

The CCG earns commissions on the sale of insurance policies and fees for the development, implementation and administration of corporate and executive benefits programs and property and casualty products and services. In the corporate benefits business line, commissions and fees are generally paid each year as long as the client continues to use the product and maintains its broker of record relationship. Commissions are based on a percentage of insurance premium or are based on a fee per plan participant. In some cases, such as for the administration of retirement-focused products like 401(k) plans, fees earned are based on the value of assets under administration or advisement. Generally, in the executive benefits business line, consulting fees are earned relative to the completion of specific client engagements, administration fees are earned throughout the year on policies, and commissions are earned as a calculated percentage of the premium in the year that the policy is originated and during subsequent renewal years, as applicable. Through the property and casualty business line, the CCG offers property and casualty insurance brokerage and consulting services for which it earns commissions and fees. These fees are paid each year as long as the client continues to use the product and maintains its broker of record relationship.

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

The CCG faces competition which varies based on the products and services provided. The CCG faces competition from Aon Corporation, Arthur J. Gallagher & Co., Brown & Brown, Inc., Hub International Limited, Lockton Companies, LLC, Marsh & McLennan Companies, Towers Watson, USI Holdings Corporation, Willis Group Holdings and regional and local independent providers. The CCG’s regional competitors include local brokerage firms and regional banks, consulting firms, third-party administrators, producer groups and insurance companies.

Individual Client Group

The ICG is a leader in the delivery of independent life insurance, annuities, long-term care and wealth transfer solutions for high net worth individuals. In evaluating their clients’ near-term and long-term financial goals, the ICG’s advisors serve wealth accumulation, preservation and transfer needs, including estate planning, business succession, charitable giving and financial advisory services. The ICG accounted for 32.9%, 34.7% and 38.5% of NFP’s revenue for the years ended December 31, 2012, 2011 and 2010, respectively. The ICG operates through its marketing organization, PartnersFinancial, and wholesale life brokerage businesses as well as through its retail life and wealth management business lines.

Revenue generated by the marketing organization and wholesale life brokerage and retail life business lines tends to be concentrated in the year that the policy is originated. Historically, revenue earned by the marketing organization and wholesale life brokerage and retail life business lines is weighted towards the fourth quarter as clients finalize tax planning decisions at year-end. Long-term wealth management strategies continue to evolve, although some certainty was achieved with the passage of the American Taxpayer Relief Act of 2012, which established an estate tax rate of 40% with an exclusion of $5 million, to be adjusted annually for inflation. Revenue generated by the ICG’s wealth management business line is generally recurring given high client retention rates and is influenced by the performance of the financial markets and the economy, as well as asset allocation decisions, if fees are based on assets under management.

The marketing organization and wholesale life brokerage business line accounted for 50.5%, 50.2% and 52.5% of the ICG’s revenue for the years ended December 31, 2012, 2011 and 2010, respectively. Annual fees are paid for membership in PartnersFinancial, which develops relationships and contracts with selected preferred insurance carriers, earning override commissions when those contracts are used. The ICG is supported by shared service technology investments, a product management department, an advanced case design team, underwriting advocacy specialists, training and marketing services. The Company’s wholesale life brokerage businesses operate through a brokerage general agency model that provides brokers, typically either independent life insurance advisors or institutions, support as needed. The independent life insurance advisors or institutions then distribute life insurance products and services directly to individual clients. The support provided by the wholesale life brokerage businesses may include underwriting, marketing, point of sale, case management, advanced case design, compliance or technical support.

The ICG’s retail life business line accounted for 30.6%, 31.9% and 33.6% of the ICG’s revenue for the years ended December 31, 2012, 2011 and 2010, respectively. The retail life business line provides individual clients with life insurance products and services.

The ICG’s wealth management business line accounted for 18.9%, 17.9% and 13.9% of the ICG’s revenue for the years ended December 31, 2012, 2011 and 2010, respectively. The ICG’s wealth management business line provides retail financial services to individual clients.

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

•    Estate planning

•    Financial planning

•    Wealth management consulting

•    Life settlements/variable life settlements

•    Retirement distribution

•    Underwriting advocacy

•    Wealth accumulation planning

Commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. In the marketing organization and wholesale life brokerage business line, the ICG generally receives commissions paid by the insurance carrier for facilitating the placement of the product. Wholesale life brokerage revenue also includes amounts received by NFP’s life brokerage entities, which assist advisors with the placement and sale of life insurance. In the retail life business line, commissions are generally calculated as a percentage of premiums, generally paid in the first year. The ICG receives renewal commissions for a period following the first year. The ICG’s wealth management business line earns fees for offering financial advisory and related services. These fees are generally based on a percentage of assets under management and are paid quarterly. In addition, the ICG may earn commissions related to the sale of securities and certain investment-related insurance products.

Most of the advisors within the wealth management business line of the ICG conduct securities or wealth management business through NFPSI. Like the other business lines in the ICG, the wealth management business line generally targets high net worth individuals as clients. In contrast, the ASG’s primary clients are independent investment advisors, who in turn serve high net worth individuals and companies. The ICG’s wealth management business line is composed of NFP businesses. In contrast, the ASG serves independent financial advisors associated with both NFP and other businesses. When independent financial advisors associated with NFP businesses place business through NFPSI, NFPSI receives a commission and the independent financial advisor associated with the NFP business receives the remaining commission. When independent financial advisors associated with non-owned businesses place business through NFPSI, NFPSI receives a commission and the independent financial advisor associated with the other business receives the remaining commission. See also “—Advisor Services Group.”

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

Advisor Services Group

The ASG serves independent financial advisors whose clients are high net worth individuals and companies by offering broker-dealer and asset management products and services through NFPSI, NFP’s corporate registered investment advisor and independent broker-dealer. The ASG attracts financial advisors seeking to provide clients with sophisticated resources and an open choice of products. The ASG accounted for 23.0%, 24.6% and 22.0% of NFP’s revenue for the years ended December 31, 2012, 2011 and 2010, respectively.

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

•    Compliance support and services

•    Financial planning

•    Investment advisory platforms

•    Investment product and manager due diligence

•    Investment proposal generation

•    Managed account offerings

•    Portfolio management tools

•    Quarterly performance reporting

•    Stocks, bonds and securities trading

The ASG earns fees for providing the platform for financial advisors to offer financial advice and execute financial planning strategies. These fees are based on a percentage of assets under management and are generally paid quarterly. The ASG may also earn fees for the development of a financial plan or annual fees for advising clients on asset allocation. The ASG also earns commissions related to the sale of securities and certain investment-related insurance products. Such commission income and related expenses are recorded on a trade date basis. Transaction-based fees, including incentive fees, are recognized when all contractual obligations have been satisfied. Most NFP businesses and members of NFP’s marketing and wholesale organizations conduct securities or investment advisory business through NFPSI.

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

The ASG faces competition from Commonwealth Financial Network, LPL Financial, Raymond James Financial, Inc., other independent broker-dealers, wire houses and third-party custodians.

Acquisitions

In executing on its acquisition strategy, NFP focuses on businesses that provide high levels of recurring revenue and strategically complement its existing businesses. Businesses that supplement the Company’s geographic reach and improve product capabilities across business lines are of particular interest to NFP.

NFP historically utilized an acquisition model in which at the time of acquisition, the business, the principals (former owners), the entity owned by the principals and party to the management contract (the “Management Company”) and NFP entered into a management contract. Acquisition price was generally determined by first establishing a business’s earnings before owners’ compensation (“EBOC”). For purposes of determining the earnings split with the principals described below, the business’s EBOC is also referred to as “target earnings.” NFP would then capitalize a portion of the business’s target earnings, referred to as “base earnings,” and maintain a priority earnings position in base earnings on a yearly basis. The principals have a right to receive, in the form of fees to principals, the earnings of the business in excess of base earnings and up to target earnings. Earnings in excess of target earnings are typically shared between NFP and the principals in the same ratio as base earnings to target earnings. Additional earn-outs may be paid to the former owners of the business upon the satisfaction of certain compounded growth rate thresholds following the closing of the acquisition. The principals are subject to certain non-competition and non-solicitation covenants during the term of the management contract and for a period thereafter. Regarding this type of acquisition model, NFP has concluded and disclosed that it maintains the power criterion since the Company directs the activities that impact the underlying economics of the business (see “Note 2—Variable Interest Entities” to the Company’s Consolidated Financial Statements contained in this report).

More recently, in acquiring businesses and transitioning away from a Management Company structure, NFP has completed acquisition transactions where the former owners of the acquired business become employees of the Company. In these transactions, NFP acquires all cash flows of the underlying business instead of acquiring a percentage of EBOC. The former owners of the acquired business are typically party to employment contracts, and are subject to certain non-competition and non-solicitation covenants during the term of the employment contract and for a period thereafter. Incentive compensation is also a component of the employment contract.

Management contract buyouts are contemplated typically for businesses demonstrating higher levels of recurring revenue and consistent profitable performance. In management contract buyouts, NFP either purchases the Management Company or purchases a principal’s economic interest in the management contract. In either scenario, NFP acquires a greater economic interest in the cash flows of the underlying business than it had prior to the management contract buyout. The principals who enter into the management contract buyouts with NFP generally become employees who are party to employment contracts, and are subject to certain non-competition and non-solicitation covenants during the term of the employment contract and for a period thereafter. Incentive compensation is also a component of the employment contract. Management contract buyouts result in an expense to NFP.

Role of NFP Common Stock in Acquisitions

While consideration for management contract buyouts and all acquisitions in 2011 and 2012 was paid in cash, NFP had historically required principals to receive a minimum portion of the acquisition price (typically at least 30%) in the form of NFP common stock. In transactions involving institutional sellers, the purchase price typically consisted of all cash. In recent acquisition transactions, the Company has required employees or principals to purchase shares of NFP common stock on the open market by the end of a certain period of time (the “Purchased Shares”). The Purchased Shares are subject to liquidity restrictions similar to those set forth in NFP’s amended and restated stockholders agreement and lock-up agreement.

Restructures

In the course of NFP’s operating history, certain businesses have required a change in the economic relationship between NFP and the principals. These restructures generally result in either temporary or permanent reductions in base and target earnings and/or changes in the ratio of base to target earnings. Restructures frequently involve business concessions by principals, such as the relinquishment of operational control. Several businesses in the ICG, particularly in the retail life business line, have been restructured such that NFP has a right to a lower amount of target earnings and a lower priority interest in such business’s earnings. In some instances, NFP and the business essentially have a revenue sharing agreement regardless of the level of the business’s earnings. NFP may restructure transactions in the future as the need arises.

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

Cash Management, Payroll and General Ledger Systems

Generally, all of the Company’s businesses must transition their financial operations to the Company’s cash management and payroll systems and the Company’s common general ledger. Additionally, most employees and principals must transition their broker-dealer registrations to, and be supervised in connection with their securities activities by, the Company’s broker-dealer, NFPSI.

The Company employs a cash management system that requires that substantially all revenue generated by its businesses and/or affiliated advisors be assigned to and deposited directly in centralized bank accounts maintained by NFPSI. The cash management system enables NFP to control and secure its cash flow and more effectively monitor and control the Company’s financial activities.

The Company uses a common payroll system for all of its employees. The common payroll system allows NFP to effectively monitor and control new hires, terminations, benefits and any other changes in personnel and compensation because all changes are processed through a central office.

The Company implemented a comprehensive centralized general ledger system for all of its businesses. The general ledger system has been designed to accommodate the varied needs of the individual businesses and permits them to select one of two platforms in which to manage their operations. The shared-service platform is designed to provide businesses with a greater level of support from NFP’s corporate office. The self-service platform is designed for the Company’s larger businesses that have a full accounting staff and require less support from NFP’s corporate office.

Internal Audit

NFP’s internal audit department reports to the Audit Committee of NFP’s Board of Directors (the “Board”) and has the responsibility for planning and performing audits throughout the Company.

Succession Planning

NFP is actively involved in succession planning with respect to its employees and principals, as it is in the Company’s interest to ensure a smooth transition to successor employees or principals. The Company views the transactions in which NFP utilizes an employment contract acquisition model or management contract buyout as tools to facilitate succession planning in a more integrated business model.

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

Incentive Plans

NFP views incentive plans as an essential component in compensating employees and principals and as a way to motivate growth across the Company. During the year ended December 31, 2012, NFP maintained an incentive plan for principals and certain employees of its businesses, the Annual Principal Incentive Plan. For a more detailed discussion of NFP’s incentive plans, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Incentive Plans.”

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

Employees

As of December 31, 2012, the Company had approximately 2,822 employees. NFP believes that its relations with the Company’s employees are generally satisfactory. None of the Company’s employees are represented by a union.

Item 1A. Risk Factors

The Company’s business initiatives may not be successful. Further, the Company’s operating strategy and structure may make it difficult to respond quickly to operational, financial or regulatory issues, which could negatively affect the Company’s financial results.

The Company continues to execute on its “One NFP” strategy, focusing on the coordinated delivery of a full range of advisory and brokerage services. This strategy is intended to improve the quality and scope of services provided to the Company’s clients, as well as improve the allocation of the Company’s resources and facilitate growth, the diversification of product and service offerings, brand recognition, operating efficiencies and other business initiatives. There are substantial uncertainties associated with these efforts, including the investment of significant time and resources, the possibility that these efforts will be unprofitable, and the risk of additional liabilities associated with these efforts. For instance, businesses that are marketed under the single NFP brand may expose NFP to additional risks. Factors such as compliance with regulations, competitive alternatives and shifting market preferences may also impact the successful implementation of these efforts.

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

Acquired businesses may not perform as expected, leading to restructures in the economic relationship between NFP and its employees or principals. NFP’s dependence on the individuals who manage its businesses may limit NFP’s ability to manage the Company effectively and profitably.

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

In the course of NFP’s operating history, certain businesses party to management contracts have required a change in the economic relationship between NFP and its principals. These restructures generally result in either temporary or permanent reductions in base and target earnings and/or changes in the ratio of base to target earnings. Restructures frequently involve business concessions by principals, such as the relinquishment of operational control. NFP may restructure transactions in the future as the need arises. Several businesses in the ICG, particularly in the retail life business line, have been restructured such that NFP has a right to a lower amount of earnings than originally negotiated; in some instances, NFP and the business essentially have a revenue sharing agreement regardless of the level of the business’s earnings. Challenging economic conditions, poor operating performance, the cultural incompatibility of a firm’s management team with the Company, issues specific to a principal or employee, or other circumstances may lead to restructures or dispositions, which may lead to losses incurred by the Company.

The individuals who manage NFP’s businesses, whether they are employees or principals, are responsible for ordinary course operational decisions, including personnel, culture and office location. Such individuals maintain the primary relationship with clients and in some cases, vendors. Unsatisfactory performance by these individuals could hinder the Company’s ability to grow and could have a material adverse effect on its business. Although NFP maintains internal controls that allow it to oversee the Company’s operations, and non-ordinary course transactions require NFP’s consent, the Company is exposed to losses resulting from day-to-day decisions of the individuals who manage NFP’s businesses. To the extent that a wholly-owned subsidiary has liabilities or expenses in excess of what it can pay, NFP may be liable for such payment.

The Company may not be successful in acquiring suitable acquisition candidates, which could adversely affect the Company’s growth. Management contract buyouts may also expose the Company to unique risks that could have a material adverse effect on the Company’s business, financial condition and results of operations.

In executing on its acquisition strategy, NFP focuses on businesses that provide high levels of recurring revenue and strategically complement its existing businesses. NFP’s acquisition activity may be inhibited in light of economic conditions, and there can be no assurance that the Company’s level of acquisition activity and growth from acquisitions will be successful. If the Company is not successful in acquiring suitable acquisition candidates, its business, earnings, revenue and strategies may be adversely affected. Additionally, acquisitions involve a number of special risks, such as difficulties in the integration of acquired operations and retention of personnel, entry into unfamiliar markets, unanticipated contingencies or liabilities, and tax and accounting issues, some or all of which could have a material adverse effect on the results of the Company’s operations, financial condition and cash flows.

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

As NFP transitions from a Management Company structure, the managers of such businesses may become employees subject to an employment agreement, rather than principals subject to a management agreement. Consequently, NFP does not have a contractual right to a percentage of such businesses’ earnings or a priority interest in base earnings, as it typically does pursuant to a management contract. Additionally, such employees’ incentive compensation may not be accurately calibrated to motivate growth, which could negatively impact the Company’s results of operations and financial condition. Further, the compensation that is paid to employees in an employment contract or management contract buyout may be lower than fees that would have been paid to principals if such transactions had been structured pursuant to a management agreement, which may lead to restructures or additional negotiations with such employees.

Because the revenue the Company earns on the sale of certain insurance products is based on premiums and commission rates set by insurers, any decreases in these premiums or commission rates, or actions by carriers seeking repayment of commissions, could result in revenue decreases or expenses to the Company.

The Company derives revenue from commissions on the sale of insurance products that are paid by the insurance underwriters from whom the Company’s clients purchase insurance. Because payments for the sale of insurance products are processed internally by insurance underwriters, the Company may not receive a payment that is otherwise expected in any particular period until after the end of that period, which can adversely affect the Company’s ability to budget for significant future expenditures. Additionally, insurance underwriters or their affiliates may under certain circumstances seek the chargeback or repayment of commissions as a result of policy lapse, surrender, cancellation, rescission, default, or upon other specified circumstances. As a result of the chargeback or repayment of commissions, the Company may incur an expense in a particular period related to revenue previously recognized in a prior period and reflected in the Company’s financial statements. Such an expense could have a material adverse effect on the Company’s results of operations and financial condition, particularly if the expense is greater than the amount of related revenue retained by the Company.

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

A challenging economic environment and its impact on consumer confidence could negatively affect the Company.

Adverse general economic conditions may cause potential clients to defer or forgo the purchase of products that the Company sells. This uncertain environment has reduced the demand for the Company’s services and the products the Company distributes, particularly in the life insurance market. Additionally, poor financial market performance may reduce fees to the Company earned based on assets under management.

The Company earns recurring commission revenue on certain products over a period after the initial sale, provided the client retains the product. Clients may surrender or terminate these products due to a challenging economic environment, ending this recurring revenue. The tightening of credit in financial markets also adversely affects the ability of clients to obtain financing for certain products and services the Company distributes.

General economic and market factors may also reduce the size or slow the rate of growth of the Company’s corporate clients. Financial instability associated with a challenging economic environment could adversely affect the Company’s business through the collectability of receivables, the loss of clients or by hampering the Company’s ability to place business. Further, reduced employee headcount due to widespread layoffs could also impact the Company’s corporate benefits sales.

The Company’s business is subject to risks related to legal proceedings and governmental inquiries.

The Company is subject to litigation, regulatory investigations and claims arising in the normal course of its business operations. The risks associated with these matters often may be difficult to assess or quantify and the existence and magnitude of potential claims often remain unknown for substantial periods of time. While the Company has insurance coverage for some of these potential claims, others may not be covered by insurance, insurers may dispute coverage or any ultimate liabilities may exceed the Company’s coverage.

The Company may be subject to actions and claims relating to the sale of insurance or financial products and services, including the suitability of such products and services. Actions and claims may result in the rescission of such sales; consequently, insurance or financial services companies may seek to recoup commissions paid to the Company, which may lead to legal action against the Company. The outcome of such actions cannot be predicted and such claims or actions could have a material adverse effect on the Company’s results of operations and financial condition.

The Company is subject to new laws and regulations, as well as regulatory investigations. The insurance industry has been subject to a significant level of scrutiny by various regulatory bodies, including state attorneys general and insurance departments, concerning certain practices within the insurance industry. These practices include, without limitation, conducting stranger-owned life insurance sales in which the policy purchaser may not have a sufficient insurable interest as required by some states’ laws or regulations, the receipt of contingent commissions by insurance brokers and agents from insurance companies and the extent to which such compensation has been disclosed, bid rigging and related matters. From time to time, NFP’s subsidiaries received subpoenas and other informational requests from governmental authorities. The Company has cooperated and will continue to cooperate fully with all governmental agencies.

There have been a number of revisions to existing, or proposals to modify or enact new, laws and regulations regarding insurance agents and brokers. These actions have imposed or could impose additional obligations on the Company with respect to the products sold by the Company. For instance, the New York Insurance Department promulgated Regulation No. 194, effective as of January 1, 2011. Regulation No. 194 does not prohibit producers from accepting contingent commissions as compensation from insurers, but does obligate all insurance producers to abide by certain minimally prescribed uniform standards of compensation disclosure. In addition, some insurance companies have agreed with regulatory authorities to end the payment of contingent commissions on insurance products, which could impact the Company’s commissions that are based on the volume, consistency and profitability of business generated by the Company. If clients seek alternatives to the Company’s products and services, the volume and consistency of business could decrease, having a negative effect on the Company’s revenue.

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

In March 2010, the federal government enacted the Patient Protection and Affordable Care Act (the “PPACA”) and the Health Care and Education Affordability Reconciliation Act of 2010 (together with the PPACA, the “Healthcare Reform Laws”). The constitutionality of PPACA was upheld by the United States Supreme Court in 2012. As a result of new requirements related to medical loss ratios created by the Healthcare Reform Laws as well as other factors, the Company may modify some of its compensation arrangements.

The Company cannot be certain of the Healthcare Reform Laws’ impact on its business, which increases the level of regulatory complexity for companies that offer healthcare benefits to its employees. Many provisions of the Healthcare Reform Laws did not go into effect immediately and may be subject to further clarification through future regulation. The additional regulatory burden on employers, the increase in premium costs, or the adoption of state-based health insurance exchanges may reduce the number of employers seeking to provide employer-sponsored healthcare coverage for their employees. Such reduction of employer-sponsored healthcare could have a significant impact on the commissions that the CCG earns.

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

The regulation of the financial services industry has recently been a focus of lawmakers. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. Although few provisions of the Dodd-Frank Act became effective immediately upon enactment, and many of the law’s provisions require the adoption of rules governing implementation of the law, the Dodd-Frank Act is anticipated to have far-reaching implications on the financial services industry generally and may have an impact on the Company’s operations specifically. For instance, the Dodd-Frank Act established a Federal Insurance Office in the U.S. Treasury Department to monitor certain aspects of the insurance industry. Additionally, the Dodd-Frank Act may establish a fiduciary standard for broker-dealers. The Company is unable to predict with certainty what impact the Dodd-Frank Act or any other such legislation could have on the Company’s business, financial condition and results of operations.

Long-term wealth management strategies continue to evolve, although some certainty was achieved with the passing of the American Taxpayer Relief Act of 2012, which established an estate tax rate of 40% with an exclusion of $5 million, to be adjusted annually for inflation. Any future increases in the size of estates exempt from the federal estate tax or other legislation regarding the federal estate tax could have a material adverse effect on the Company’s revenue.

Most of NFP’s businesses are licensed to engage in the insurance agency or brokerage business, and, as referenced below, some of NFP’s businesses are registered broker-dealers or investment advisors. Employees and principals who engage in the solicitation, negotiation or sale of insurance or securities, or provide certain other insurance or securities services, generally are required to be licensed individually. Insurance and securities laws and regulations govern whether licensees may share commissions with unlicensed entities and individuals. NFP believes that any payments made by the Company to third parties, including payment of fees to principals to Management Companies, are in compliance with applicable laws. However, should any regulatory agency take a contrary position and prevail, NFP will be required to change the manner in which it pays fees to such employees or principals or require entities receiving such payments to become registered or licensed. Further, if NFP is considered a “control person” for purposes of federal securities laws, adverse consequences could result for the Company.

State insurance laws grant supervisory agencies, including state insurance departments, broad administrative authority. State insurance regulators and the National Association of Insurance Commissioners (NAIC) continually review existing laws and regulations, some of which affect the Company. These supervisory agencies regulate many aspects of the insurance business, including, the licensing of insurance brokers and agents and other insurance intermediaries, the handling of third-party funds held in a fiduciary capacity, and trade practices, such as marketing, advertising and compensation arrangements entered into by insurance brokers and agents.

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

The Department of Labor has issued new regulations which became effective in 2012, requiring the disclosure of detailed information about fees being charged for investments in and administration of certain retirement plans, such as 401(k) plans. Such disclosure requirements may lead to the lowering of fees by the Company’s advisors who deal with such plans, or a change in the compensation arrangements such advisors are a party to.

A few of NFP’s subsidiaries, including NFPSI, are registered broker-dealers. The regulation of broker-dealers is performed, to a large extent, by the SEC and self-regulatory organizations, principally the Financial Industry Regulatory Authority (“FINRA”). Broker-dealers are subject to regulations which cover all aspects of the securities business, including sales practices, trading practices among broker-dealers, use and safekeeping of clients’ funds and securities, capital structure, recordkeeping and the conduct of directors, officers, employees and representatives. Continued efforts by market regulators to increase transparency and reduce the transaction costs for investors, such as decimalization and FINRA’s Trade Reporting and Compliance Engine, has affected and could continue to affect the Company’s trading revenue.

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

Because the Company’s revenue and earnings are largely dependent on the individual production of employees or principals, the Company may be more exposed than its competitors to the revocation or suspension of the licenses or registrations of the Company’s employees or principals.

Conditions impacting insurance carriers or other parties that the Company does business with may impact the Company.

The Company has a significant amount of accounts receivable from insurance companies with which it places insurance. If those insurance companies were to experience liquidity problems or other financial difficulties, the Company could encounter delays or defaults in payments owed to it, which could have a significant adverse impact on its financial condition and results of operations. The potential for an insurer to cease writing insurance the Company offers its clients could negatively impact overall capacity in the industry, which in turn could have the effect of reduced placement of certain lines and types of insurance and reduced revenue and profitability for the Company. Questions about an insurance carrier’s perceived stability or financial strength may contribute to such insurers’ strategic decisions to focus on certain lines of insurance to the detriment of others.

Regulations affecting insurance carriers with whom the Company’s brokers place business affect how the Company conducts its operations. For instance, in order to facilitate writing life insurance products, some insurers use so-called “captive” agencies, which are subject to less stringent reserve requirements. If regulators begin to take steps to disallow the use of captives, this may limit the placement of certain lines and types of insurance that the Company sells.

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

Financial services institutions are interrelated as a result of trading, clearing, funding, counterparty or other relationships. The Company’s ability to engage in routine trading and funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. A deteriorating financial condition at one institution may materially and adversely impact the performance of other institutions, exposing the Company to risks in the event that a counterparty defaults on its obligations.

Incentive plans may not have their intended effect.

NFP views incentive plans as an essential component in compensating its professionals and as a way to motivate growth across the Company, aligning the interests of shareholders with employees and principals. While NFP believes that meaningful incentives are an important part of the Company’s operating structure, the financial impact of incentive plans on the Company could be negative. For instance, NFP’s portion of the earnings generated by a particular firm or firms could be higher without the payouts associated with an incentive plan. Additionally, incentive plans may not be accurately calibrated to motivate employees or principals, which could have a material adverse effect on the Company’s results of operations and financial condition.

The Company’s business may be adversely affected by restrictions and limitations under its credit facility. Changes in the Company’s ability to access capital could adversely affect the Company’s operations.

On February 6, 2013, NFP entered into a $325.0 million credit agreement, among NFP, the lenders party thereto and Bank of America, N.A., as administrative agent (as amended, the “2013 Credit Facility”). NFP’s level of indebtedness may increase if expenditures are funded by borrowings under the 2013 Credit Facility.

NFP’s level of indebtedness may also increase if anticipated earn-out payments increase, as these are accrued liabilities that are included in indebtedness pursuant to the terms of the 2013 Credit Facility. This additional indebtedness could require NFP to dedicate a greater portion of cash flow from operations to payments on such indebtedness, reducing the availability of the Company’s cash flow for other purposes.

If the Company’s reported financial position or earnings deteriorates, it is possible that NFP would fail to comply with its financial covenants and be in default under the 2013 Credit Facility. Default under the 2013 Credit Facility resulting in the acceleration of the indebtedness thereunder would, subject to a 30-day grace period, trigger a default under the indenture governing NFP’s $125.0 million principal amount of 4.0% convertible senior notes due June 15, 2017 (the “2010 Notes”). In that case, the trustee under the 2010 Notes or the holders of not less than 25% in principal amount of the 2010 Notes could accelerate their payment. Default under the 2013 Credit Facility would trigger a default under NFP’s convertible note hedge and warrant transactions entered into concurrently with NFP’s offering of 2010 Notes, in which case the applicable counterparties could designate early termination under these instruments.

The restrictions in the 2013 Credit Facility may prevent NFP from taking actions that it believes would be in the best interest of the Company and its stockholders and may make it difficult for NFP to execute its business strategy successfully by reducing the Company’s flexibility in responding to changing business conditions. Subject to certain exceptions, the 2013 Credit Facility contains covenants that restrict the Company’s ability to, among other things, incur additional indebtedness or guarantees, create liens or other encumbrances on property or grant negative pledges, enter into a merger or similar transaction, sell or transfer certain property, make certain restricted payments or make certain advances or loans. A restrictive covenant in the 2013 Credit Facility limits the total balance of notes outstanding to principals that are entered into in connection with the over-advancement of fees to principals. To the extent NFP exceeds its covenant limit on the total balance of such notes outstanding, such advances in excess of the limit could, like any other violation of a restrictive covenant, lead to an event of default as defined under the 2013 Credit Facility. The occurrence and continuance of an event of default could result in, among other things, the acceleration of all amounts owing under the 2013 Credit Facility and the termination of the lenders’ commitments to make loans under the 2013 Credit Facility.

NFP may not be able to access capital on acceptable terms, raise additional capital in the future, or make effective capital allocation decisions, which could result in the Company’s inability to achieve operational objectives. Any disruption in NFP’s access to capital could require the Company to take measures to conserve cash until alternative credit arrangements or other funding for business needs can be arranged. Such measures could include deferring capital expenditures, acquisitions or other discretionary uses of cash, or revising capital allocation decisions, which could have a material adverse effect on the Company’s business, results of operations, financial condition, cash flows or relationship with investors.

Certain events may dilute the ownership interest of existing shareholders.

The potential issuance of additional shares of NFP common stock in connection with future financing activities, awards granted under incentive plans, or otherwise, could substantially dilute the interests of current stockholders and adversely impact the price of NFP’s common stock. To the extent NFP issues any shares of common stock upon conversion of the 2010 Notes, the conversion of some or all of the 2010 Notes may dilute the ownership interests of existing shareholders, which may be only partially offset by the convertible note hedge transactions, after settlement of the warrant transactions.

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

In addition, stock markets have generally experienced a high level of price and volume volatility, and the securities of many public companies have experienced wide price fluctuations not necessarily related to the operating performance of such companies. These broad market fluctuations may adversely affect the price of NFP’s common stock. In the past, securities class action lawsuits frequently have been instituted against companies following periods of volatility in the market price of such companies’ securities. If any such litigation is initiated against NFP, it could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on the Company’s business, results of operations, financial condition and cash flows.

Changes in the Company’s accounting or reporting assumptions could negatively affect its financial position and operating results.

NFP prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). U.S. GAAP requires NFP to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the Company’s financial statements. NFP is also required to make certain judgments that affect the reported amounts of revenue and expenses during each reporting period. NFP periodically evaluates its estimates and assumptions, including those relating to reserves, litigation and contingencies, the valuation of intangible assets, investments, income taxes, stock-based compensation, claims handling obligations and retirement plans. NFP bases its estimates on historical experience and various assumptions that NFP believes to be reasonable based on specific circumstances. Actual results could differ materially from estimated results. Estimates, judgments and assumptions are inherently subject to change in the future, and any such changes could have an adverse impact on the Company’s financial position and results of operations.

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

Under U.S. GAAP, if NFP determines goodwill and other intangible assets are impaired, NFP will be required to write down these assets. Any write-down would have a negative effect on the Company’s financial statements.

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

As the Company continues to execute on its business strategy, impairments taken with respect to management contract buyouts could have a material adverse effect on the Company’s reported financial position. For more detail regarding impairments, see “Note 15—Goodwill and Other Intangible Assets” to the Company’s Consolidated Financial Statements contained in this report.

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

The business of providing benefits, insurance and wealth management products and services is highly competitive and the Company expects competition to intensify. The Company competes for clients on the basis of reputation, client service, program and product offerings and its ability to tailor products and services to meet the specific needs of a client.

The Company actively competes with numerous integrated financial services organizations as well as insurance companies and brokers, producer groups, individual insurance agents, investment management firms, independent financial planners and broker-dealers. Competition may reduce the fees that the Company can obtain for services provided, which would have an adverse effect on revenue and margins. Many of the Company’s competitors have greater financial and marketing resources than the Company does and may be able to offer products and services that the Company does not currently offer and may not offer in the future.

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

Damage to the Company’s reputation could hurt its business.

Maintaining a positive reputation is important in attracting and maintaining clients, investors and employees, especially in light of the execution of the “One NFP” strategy. Damage to NFP’s reputation can therefore cause significant harm to the Company’s business and prospects. Harm to the Company’s reputation can arise from numerous sources, including, among others, employee misconduct, litigation or regulatory outcomes, failing to deliver on standards of service and quality, compliance failures, unethical behavior and the activities of clients and counterparties. Negative publicity about the Company, whether or not true, may also result in harm to the Company’s prospects.

Risk management policies and procedures may leave the Company exposed to unidentified or unanticipated risks.

The Company seeks to manage, monitor and control its operational, legal and regulatory risk through operational and compliance reporting systems, internal controls, policies and procedures and management review processes; however, there can be no assurance that such procedures will be fully effective. Over time, a control may become inadequate because of changes in conditions, or the degree of compliance with policies and procedures may deteriorate. The Company’s risk management methods may not effectively predict future risk exposures, which could be significantly greater than historical measures indicate. A failure to effectively manage the Company’s risks could materially and adversely affect the Company’s business and financial condition.

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

Under current law, both death benefits and accrual of cash value under a life insurance contract are treated favorably for federal income tax purposes. From time to time, legislation that would affect such favorable tax treatment has been proposed, and sometimes is enacted. For example, federal legislation that eliminated the tax-free nature of corporate-owned and bank-owned life insurance in certain narrow circumstances was introduced in 2004 and enacted in 2006. Although the effect of the legislation was mitigated as many of the Company’s businesses, in line with the life insurance industry generally, modified their business practices in advance of this legislation in order to remain eligible for the tax benefits on such insurance, there can be no assurance that the Company will be able to anticipate and prepare for future legislative changes in a timely manner. In addition, a proposal that would have imposed an excise tax on the acquisition costs of certain life insurance contracts in which a charity and a person other than the charity held an interest was included in the administration’s Fiscal Year 2006 Budget, but the provision was not ultimately enacted. The Pension Protection Act of 2006 requires the U.S. Treasury Department to conduct a study on these contracts, and it is possible that an excise tax or similarly focused provision could be imposed in the future. Such a provision could adversely affect, among other things, the utility of and the appetite of clients to employ insurance strategies involving charitable giving of life insurance policy benefits when the policy is or has been owned by someone other than the charity, and the Company’s revenue from the sale of policies pursuant to such strategies could materially decline.

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

Insurance premiums may vary widely based on market conditions, which the Company does not control. Market cycles for insurance product pricing can lead to the Company’s brokerage revenues and profitability to be volatile or lowered for extended periods of time. The Company believes that changes in the reinsurance market have made it more difficult for insurance carriers to obtain reinsurance coverage for life insurance, including certain types of financed life insurance transactions. This has caused some insurance carriers to become more conservative in their underwriting and to change the design and pricing of universal life insurance policies, which may reduce their attractiveness to clients. Revisions in mortality tables by life expectancy underwriters could also have an additional negative impact on the Company.

The Company’s ability to generate premium-based commission revenue may be challenged by the growing availability of alternative methods for clients to meet their risk-protection needs. This trend includes a greater willingness on the part of corporations to “self-insure,” including the use of so-called captive insurers, and the advent of capital markets-based solutions to traditional insurance and reinsurance needs.

Interest rates can have a significant effect on both the sale of employee benefit programs, whether they are financed by life insurance or other financial instruments, and the sale of life insurance products. Declining yields in insurers’ investment portfolios due to low interest rates impact the pricing of insurance products, which may make these products less attractive to the Company’s clients. However, if interest rates increase, competing products offering higher returns could become more attractive to potential purchasers. A decrease in stock prices can have a significant effect on the sale of financial services products that are linked to the stock market, such as variable life insurance, variable annuities, mutual funds and managed accounts. Additionally, a portion of the Company’s earnings is derived from businesses offering financial advisory services, which are typically based on a percentage of assets under management. A decrease in the value of assets under management could lead to a corresponding decrease in the Company’s earnings derived from these businesses. Even in the absence of a market downturn, below market investment performance could reduce revenue derived from assets under management.

Further, regulatory developments also could affect product design and the attractiveness of certain products. Any developments that reduce the attractiveness of products and services could result in fewer sales of those products and services and adversely affect the Company’s revenue.

The securities brokerage business has inherent risks.

The securities brokerage and advisory business is subject to numerous and substantial risks, particularly in volatile or illiquid markets, or in markets influenced by sustained periods of low or negative economic growth. Risks associated with the operation of a broker-dealer include failure to attract and retain financial advisors, narrow margins in the securities and investment advisory space decreasing further, counterparty failure to meet commitments, fraudulent behavior, including unauthorized transactions by registered representatives or fraud perpetrated by clients, failures in connection with the processing of securities transactions, and litigation. The Company cannot be certain that its business practices, risk management procedures and internal controls will prevent losses from such risks occurring. A significant portion of the Company’s revenue is generated by the ASG, and any losses at the ASG could have a significant effect on the Company’s revenue and earnings.

The geographic concentration of the Company’s businesses could leave the Company vulnerable to economic downturns, regulatory changes, or severe climate conditions in those areas, resulting in a decrease in the Company’s revenue.

Because a significant portion of the Company’s business is concentrated in New York, Florida and California, the occurrence of adverse economic conditions or an adverse regulatory climate in any of these states could negatively affect the Company’s financial results more than would be the case if the Company’s business were more geographically diversified. A weakening economic environment in any state or region could result in a decrease in employment or wages that may reduce the demand for employee benefit products in that state or region. Reductions in personal income could reduce individuals’ demand for various financial products in that state or region.

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

In establishing liabilities for errors and omissions claims in accordance with FASB ASC Subtopic No. 450-20, NFP utilizes case level reviews by inside and outside counsel and an internal analysis to estimate potential losses. The liability is reviewed quarterly and adjusted as developments warrant. Given the unpredictability of errors and omissions claims and of litigation that could flow from them, it is possible that an adverse outcome in a particular matter could have a material adverse effect on the Company’s results of operations, financial condition or cash flow in a given quarterly or annual period.

Because clients can withdraw the assets the Company manages on short notice, poor performance of the investment products and services the Company’s businesses recommend or sell may have a material adverse effect on the Company’s business.

The Company’s investment advisory and administrative contracts with their clients are generally terminable upon 30 days’ notice. These clients can terminate their relationship with the Company’s businesses, reduce the aggregate amount of assets under management or shift their funds to other types of accounts with different rate structures for any number of reasons, including investment performance, changes in prevailing interest rates, financial market performance and personal client liquidity needs. Poor performance of the investment products and services that the Company’s businesses recommend or sell relative to the performance of other products available in the market or the performance of other investment management firms tends to result in the loss of accounts. The decrease in revenue that could result from such an event could have a material adverse effect on the Company’s business.

The Company’s results of operations could be adversely affected if the Company is unable to facilitate smooth succession planning.

NFP endeavors to acquire businesses in which the employees or principals are not ready to retire, are motivated to grow earnings and seek to participate in the growth incentives that the Company offers. However, NFP cannot predict with certainty how long the employees or principals of its businesses will continue working. The personal reputation of the employees and principals of the Company and the relationships they have are crucial to success in the independent distribution channel. Upon retirement of an employee or principal, a business may be adversely affected if that manager’s successor is not as successful as the original manager. As a result of NFP’s relatively short operating history, succession will be a larger issue for the Company in the future. The Company will attempt to facilitate smooth transitions and views the transactions in which NFP utilizes an employment contract or management contract buyout as tools to facilitate succession planning in a more integrated business model. However, if the Company is not successful in facilitating succession planning, the Company’s results of operations could be adversely affected.

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

In the course of providing financial services, the Company may electronically store personally identifiable information, such as social security numbers, of clients or employees of clients. Breaches in data security or infiltration by unauthorized persons of the Company’s network security could cause interruptions in operations and damage to the Company’s reputation. While the Company maintains policies, procedures and technological safeguards designed to protect the security and privacy of this information, the Company cannot entirely eliminate the risk of improper access to or disclosure of personally identifiable information nor the related costs incurred by the Company to mitigate the consequences from such events. Privacy laws and regulations are matters of growing public concern and are continuously changing in the states in which the Company operates. The failure to adhere to or successfully implement procedures to respond to these regulations could result in legal liability or impairment to the Company’s reputation.

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

NFP may overestimate fees to principals advanced to principals and/or Management Companies, which may negatively affect its financial condition and results.

NFP typically advances fees to principals monthly to principals and/or Management Companies. NFP sets such fees to principals amount after estimating how much operating cash flow the related business will produce. If the business produces less operating cash flow than estimated, an overadvance may occur, which may negatively affect the Company’s financial condition and results. Further, since in most instances NFP is contractually unable to unilaterally adjust payments to the principals and/or Management Companies until after a three, six or nine-month calculation period depending on the businesses, NFP may not be able to promptly take corrective measures, such as lowering the monthly fees to principals or requiring the prompt repayment of the overadvance. In addition, if a principal and/or Management Company fails to repay an overadvance in a timely manner and any security NFP receives for the overadvance is insufficient, the Company’s financial condition and results may be negatively affected.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company leases office space to support its reportable segments. NFP’s corporate headquarters is located at 340 Madison Avenue, New York, New York, where NFP leases three floors. In November 2009, NFP subleased one floor to a third party. NFP and certain of its businesses occupy the remaining two floors. NFPISI and NFPSI occupy office space at 1250 Capital of Texas Highway South, Austin, Texas. NFPISI has subleased a portion of this space to various third parties. Additionally, the Company’s businesses lease properties for use as offices throughout the United States and Canada.

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

On January 31, 2013, the last reported sales price of the common stock was $17.61 per share, as reported on the NYSE. As of January 31, 2013, there were 312 common stockholders of record. These figures do not include stockholders with shares held under beneficial ownership in nominee name, which are estimated to be in excess of 6,350.

The following table sets forth the high and low intraday prices of NFP’s common stock for the periods indicated as reported on the NYSE:

2011	High	Low	Dividends
First Quarter	$14.85	$12.54	$—
Second Quarter	$16.46	$11.25	$—
Third Quarter	$13.06	$10.01	$—
Fourth Quarter	$14.51	$10.00	$—

2012	High	Low	Dividends
First Quarter	$16.62	$13.16	$—
Second Quarter	$15.28	$12.54	$—
Third Quarter	$17.05	$13.24	$—
Fourth Quarter	$18.50	$16.01	$—

NFP’s Board suspended NFP’s quarterly cash dividend on November 5, 2008. The declaration and payment of future dividends to holders of its common stock will be at the discretion of NFP’s Board and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements and other factors as NFP’s Board deems relevant. Additionally, NFP’s credit facility contains customary covenants that require NFP to meet certain conditions before making restricted payments such as dividends. See “Note 7—Borrowings” and “Note 19—Subsequent Events” to the Company’s Consolidated Financial Statements contained in this report.

The information set forth under the caption “Equity Compensation Plan Information” in NFP’s definitive proxy statement for its 2013 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

Comparison of Cumulative Five-Year Total Return

The following graph demonstrates a five-year comparison of cumulative total returns for NFP, the S&P 500 and the S&P 500 Insurance Brokers Index. The comparison charts the performance of $100 invested in NFP, the S&P 500 and the S&P 500 Insurance Brokers Index on December 31, 2007, assuming full dividend reinvestment.

Comparison of Cumulative Five-Year Total Return

	Base Period	Indexed Returns for the Years Ended
Company/Market/Peer Group	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/30/2011	12/31/2012
National Financial Partners	100.00	6.86	18.26	30.24	30.52	38.69
S&P 500 Index	100.00	63.00	79.68	91.68	93.61	108.59
S&P 500 Insurance Brokers Index	100.00	95.42	85.71	107.42	119.13	138.12

Recent Sales of Unregistered Securities

Common Stock

Since January 1, 2011 and through February 15, 2013, NFP has not issued any unregistered securities.

Since January 1, 2010 and through December 31, 2010, NFP has issued 648,394 shares of NFP common stock to principals of its businesses with a value of approximately $5.0 million in connection with earn-out payments.

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

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2012–January 31, 2012	484,032	(c)	$14.61	479,166	(a)	$1,270,000
February 1, 2012–February 29, 2012	62,385	(d)	15.99	61,340	(a)	50,000,000
March 1, 2012–March 31, 2012	6,384	(e)	15.17	—		50,000,000
April 1, 2012–April 30, 2012	5,439	(f)	15.36	—		50,000,000
May 1, 2012–May 31, 2012	286,000	(b)	13.24	286,000	(b)	46,218,000
June 1, 2012–June 30, 2012	178,510	(g)	12.94	177,210	(b)	43,928,000
July 1, 2012–July 31, 2012	159,327	(b)	13.89	159,327	(b)	41,718,000
August 1, 2012–August 31, 2012	6,478	(h)	15.43	—		41,718,000
September 1, 2012–September 30, 2012	103,000	(b)	15.98	103,000	(b)	40,074,000
October 1, 2012–October 31, 2012	107,466	(i)	17.57	105,000	(b)	38,230,000
November 1, 2012–November 30, 2012	3,585	(j)	17.68	—		38,230,000
December 1, 2012–December 31, 2012	—		—	—		38,230,000

Total	1,402,606		$14.44	1,371,043	(a)(b)	$38,230,000

(a)	Shares were reacquired relating to the 2011 Share Repurchase Program.
(b)	Shares were reacquired relating to the 2012 Share Repurchase Program.
(c)	4,866 shares were reacquired relating to the satisfaction of a promissory note. There was no gain or loss associated with this transaction. The remaining 479,166 shares were reacquired as part of the 2011 Share Repurchase Program, see note (a).
(d)	1,045 shares were reacquired relating to a redemption by a principal. There was no gain or loss associated with this transaction. The remaining 61,340 shares were reacquired as part of the 2011 Share Repurchase Program, see note (a).
(e)	6,384 shares were reacquired relating to the satisfaction of a promissory note. There was no gain or loss associated with this transaction.
(f)	5,439 shares were reacquired relating to the disposal of a business. A gain of $0.5 million was recorded on this transaction.

(g)	1,300 shares were reacquired relating to the satisfaction of a promissory note. There was no gain or loss associated with this transaction. The remaining 177,210 shares were reacquired as part of the 2012 Share Repurchase Program, see note (b).
(h)	6,478 shares were reacquired relating to the satisfaction of a promissory note. There was no gain or loss associated with this transaction.
(i)	2,466 shares were reacquired relating to the disposal of a business. A gain of less than $0.1 million was recorded on this transaction. The remaining 105,000 shares were reacquired as part of the 2012 Share Repurchase Program, see note (b).
(j)	3,585 shares were reacquired relating to the satisfaction of a promissory note. There was no gain or loss associated with this transaction.

Item 6. Selected Financial Data

You should read the selected consolidated financial data set forth below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements and the related notes contained in this report. The Company derived the following selected financial information (excluding Other Data) as of December 31, 2012 and 2011 and for each of the three years in the period ended December 31, 2012 from the Company’s audited Consolidated Financial Statements and the related notes contained in this report. The Company derived the selected financial information (excluding Other Data) as of December 31, 2010, 2009, and 2008 from the Company’s audited Consolidated Financial Statements and the related notes not contained in this report.

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

	For the years ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share amounts)
Statement of Operations Data:
Revenue:
Commissions and fees	$1,061,738	$1,013,392	$981,917	$948,285	$1,150,387
Operating expenses:
Commissions and fees	322,330	330,179	303,794	263,947	362,868
Compensation expense—employees	293,531	267,528	256,181	268,335	291,753
Fees to principals	137,988	135,911	161,958	146,181	170,683
Non-compensation expense	162,229	153,357	156,538	159,523	181,404
Amortization of intangibles	33,519	32,478	33,013	36,551	39,194
Depreciation	12,339	12,553	12,123	19,242	13,371
Impairment of goodwill and intangible assets	33,015	11,705	2,901	618,465	41,257
Gain on sale of businesses, net	(4,763)	(1,238)	(10,295)	(2,096)	(7,663)
Change in estimated acquisition earn-out payables	9,485	(414)	—	—	—
Management contract buyout	17,336	—	—	—	—

Total operating expenses	1,017,009	942,059	916,213	1,510,148	1,092,867
Income (loss) from operations	44,729	71,333	65,704	(561,863)	57,520
Non-operating income and expenses
Interest income	2,253	3,333	3,854	3,077	4,854
Interest expense	(16,572)	(15,733)	(18,533)	(20,567)	(21,764)
Gain on early extinguishment of debt	—	—	9,711	—	—
Other, net	4,985	6,386	8,303	11,583	1,199

Non-operating income and expenses, net	(9,334)	(6,014)	3,335	(5,907)	(15,711)
Income (loss) before income taxes	35,395	65,319	69,039	(567,770)	41,809
Income tax expense (benefit)	5,457	28,387	26,481	(74,384)	33,338

Net income (loss)	$29,938	$36,932	$42,558	$(493,386)	$8,471

Earnings (loss) per share:
Basic	$0.74	$0.86	$1.00	$(12.02)	$0.21

Diluted	$0.71	$0.84	$0.96	$(12.02)	$0.21

Weighted average shares outstanding:
Basic	40,231	42,867	42,638	41,054	39,543

Diluted	42,133	43,863	44,136	41,054	40,933

Dividends declared per share	$—	$—	$—	$—	$0.63

	December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Statement of Financial Condition Data:
Cash and cash equivalents	$88,500	$135,239	$128,830	$55,994	$48,621
Intangibles, net	306,257	320,066	337,833	379,513	462,123
Goodwill, net	151,319	102,039	60,894	63,887	635,693
Total assets	899,859	894,167	893,063	869,251	1,542,121
Short term debt	—	—	—	40,000	148,000
Current portion of long term debt	12,500	12,500	12,500	—	—
Long term debt	111,250	93,750	106,250	—	—
Convertible senior notes	96,657	91,887	87,581	204,548	193,475
Total stockholders’ equity	$412,023	$405,950	$408,212	$340,037	$823,518

	For the years ended December 31,
	2009	2008
Other Data (unaudited):
Internal revenue growth (a)	-15.9%	-8.7%
Internal net revenue growth (b)	-11.6%	-6.9%
Total NFP-owned firms (at period end)	154	181
Ratio of earnings to combined fixed charges	N/M	2.44x

	For the years ended December 31,
	2012	2011	2010
Organic revenue growth (c)
Corporate Client Group	5.2%	3.6%	5.8%
Individual Client Group	2.7%	-6.9%	1.8%
Advisor Services Group	-2.3%	16.1%	17.7%

Consolidated	2.5%	2.3%	6.9%
Ratio of earnings to combined fixed charges	2.53x	3.92x	3.70x

a)	Prior to January 1, 2010, the Company calculated the internal growth rate of the revenue of its businesses as a measure of financial performance. This calculation compared the change in revenue of a comparable group of businesses for the same time period in successive years. The Company included businesses in this calculation at the beginning of the first fiscal quarter that began one year after acquisition, unless a business internally consolidated with another owned business, made a tuck-in acquisition that represented more than 25% of the base earnings of the acquiring business, or a significant portion of the business’ assets were sold. With respect to two owned businesses that consolidated, the consolidated business was excluded from the calculation from the time of the consolidation until the first fiscal quarter that began one year after acquisition of the most recently acquired firm participating in the consolidation. However, if both firms involved in a consolidation were included in the internal growth rate calculation at the time of the consolidation, the combined firm continued to be included in the calculation after the consolidation. With respect to tuck-in acquisitions, to the extent the acquired firm did not separately report financial statements to NFP, the acquiring firm was excluded from the calculation from the time of the tuck-in acquisition until the first fiscal quarter beginning one year following the tuck-in acquisition. Tuck-in acquisitions that represent less than 25% of the base earnings of the acquiring business were considered internal growth. With respect to situations where a significant portion of a business’s assets were sold, the surviving entity was excluded from the internal growth rate calculation from the time of the sale until one year following the sale. With respect to dispositions, the Company included businesses up to the time of disposition and excluded such businesses for all periods after the disposition.

b)	Because the Company’s revenues include amounts that are passed through to producers as commissions and fees, the Company’s internal net revenue growth represented the Company’s internal growth rate, as defined in footnote (a) above, less the amount of commissions and fees included in operating expenses.
c)	Effective January 1, 2010, the Company calculates organic revenue growth as a measure of financial performance. Organic revenue growth is generally calculated consistently with the internal revenue growth calculation described above, but with certain principal differences. First, the Company excludes revenue from new acquisitions and the revenue derived from businesses fully disposed of for the first twelve months after the respective transaction. Where a significant portion of a business’ assets have been disposed, the Company reduces the prior year’s comparable revenue proportionally to the percentage of assets that have been disposed in making the organic growth comparison.

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

Founded in 1998, the Company has grown organically and through acquisitions, operating in the independent distribution channel. This distribution channel offers independent advisors the flexibility to sell products and services from multiple non-affiliated providers to deliver objective, comprehensive solutions. The number of products and services available to independent advisors is large and can lead to a fragmented marketplace. NFP facilitates the efficient sale of products and services in this marketplace by using its scale and market position to contract with leading product providers. These relationships foster access to a broad array of insurance and financial products and services as well as better underwriting support and operational services. In addition, the Company is able to operate effectively in this distribution channel by leveraging financial and intellectual capital, technology solutions, the diversification of product and service offerings, and regulatory compliance support across the Company. The Company’s marketing and wholesale organizations also provide an independent distribution channel for benefits, insurance and wealth management products and services, serving both third-party affiliates as well as member NFP businesses.

NFP has organized its businesses into three reportable segments: the CCG, the ICG and the ASG. The CCG is one of the leading corporate benefits advisors in the middle market, offering independent solutions for health and welfare, retirement planning, executive benefits, and property and casualty insurance. The ICG is a leader in the delivery of independent life insurance, wealth management, annuities, long-term care and wealth transfer solutions for high net worth individuals and includes wholesale life brokerage and retail life services. The ASG, including NFPSI, a leading independent broker-dealer and corporate registered investment advisor, serves independent financial advisors whose clients are high net worth individuals and companies by offering broker-dealer and asset management products and services. NFP promotes collaboration among its business lines to provide its clients the advantages of a single coordinated resource to address their corporate and individual benefits, insurance and wealth management planning needs.

NFP enhances its competitive position by offering its clients a broad array of insurance and financial solutions. NFP’s continued investments in marketing, compliance and product support provide its independent advisors with the resources to deliver strong client service. NFP believes its operating structure allows its businesses to effectively and objectively serve clients at the local level while having access to the resources of a national company. NFP’s senior management team is composed of experienced insurance and financial services leaders. The Company’s employees and principals who manage the day-to-day operations of NFP’s businesses are professionals who are well positioned to understand client needs.

Results of Operations

The Company earns revenue that consists primarily of commissions and fees earned from the sale of benefits, insurance and wealth management products and services to its clients. The Company also incurs commissions and fees expense and compensation and non-compensation expense in the course of earning revenue. The Company refers to revenue earned by the Company’s businesses less the operating expenses of its businesses and allocated shared expenses associated with shared corporate resources as income (loss) from operations. The Company’s operating expenses include commissions and fees, compensation expense—employees, fees to principals, non-compensation expense, amortization of intangibles, depreciation, impairment of goodwill and intangible assets, (gain) loss on sale of businesses, net, change in estimated acquisition earn-out payables and management contract buyout.

Information with respect to all sources of revenue and income (loss) from operations and Adjusted EBITDA by reportable segment for the years ended December 31, 2012, 2011 and 2010 is presented below (in thousands).

	For the Years Ended December 31,
	2012	2011	2010
Revenue
Commissions and fees
Corporate Client Group	$468,767	$412,192	$387,855
Individual Client Group	349,072	351,436	378,847
Advisor Services Group	243,899	249,764	215,215

Total	$1,061,738	$1,013,392	$981,917

Income from operations
Corporate Client Group	$32,035	$48,169	$43,046
Individual Client Group	3,457	14,167	15,202
Advisor Services Group	9,237	8,997	7,456

Total	$44,729	$71,333	$65,704

Adjusted EBITDA
Corporate Client Group	$93,805	$76,558	$72,009
Individual Client Group	34,717	38,691	36,009
Advisor Services Group	12,465	11,168	8,823

Total	$140,987	$126,417	$116,841

Adjusted EBITDA

The Company reports its financial results in accordance with U.S. GAAP; however, management believes that the evaluation of the Company’s ongoing operating results may be enhanced by a presentation of Adjusted EBITDA, which is a non-GAAP financial measure. Adjusted EBITDA is defined as net income excluding income tax expense; interest income; interest expense; gain on early extinguishment of debt; other, net; amortization of intangibles; depreciation; impairment of goodwill and intangible assets; (gain) loss on sale of businesses, net; the accelerated vesting of, or reversal of previously-recognized expenses related to, certain restricted stock units (“RSUs”); any change in estimated acquisition earn-out payables recorded in accordance with purchase accounting that have been subsequently adjusted and recorded in the consolidated statements of income and the expense related to management contract buyouts.

Management believes that the presentation of Adjusted EBITDA provides useful information to investors because Adjusted EBITDA reflects the underlying performance and profitability of the Company’s business by excluding items that generally do not have a current cash impact and are therefore not representative of the Company’s current operating performance. Additionally, Adjusted EBITDA excludes certain items that are not necessarily comparable from period to period because they are dependent on the outcome of specific transactions. The Company uses Adjusted EBITDA as a measure of operating performance (on an individual business line, segment and consolidated basis); for planning purposes, including the preparation of budgets and forecasts; as the basis for allocating resources to enhance the performance of the Company; to evaluate the effectiveness of its business strategies; as a factor in shaping the Company’s acquisition activity; and as a factor in determining compensation and incentives to employees.

The Company believes that the use of Adjusted EBITDA provides an additional meaningful method of evaluating certain aspects of the Company’s operating performance from period to period on a basis that may not be otherwise apparent under U.S. GAAP when used in addition to, and not in lieu of, U.S. GAAP measures.

A reconciliation of Adjusted EBITDA to its U.S. GAAP counterpart on a consolidated and segment basis for the years ended December 31, 2012, 2011 and 2010 is provided in the tables below. The reconciliation of Adjusted EBITDA per reportable segment does not include the following items, which are not allocated to any of the Company’s reportable segments: income tax expense, interest income, interest expense, gain on early extinguishment of debt and other, net. These items are included in the reconciliation of Adjusted EBITDA to net income on a consolidated basis.

	Consolidated Years Ended December 31,
	2012	2011	2010
	(in thousands, except for percentages)
Adjusted EBITDA Reconciliation
Net income	$29,938	$36,932	$42,558
Income tax expense	5,457	28,387	26,481
Interest income	(2,253)	(3,333)	(3,854)
Interest expense	16,572	15,733	18,533
Gain on early extinguishment of debt	—	—	(9,711)
Other, net	(4,985)	(6,386)	(8,303)

Income from operations	$44,729	$71,333	$65,704
Amortization of intangibles	33,519	32,478	33,013
Depreciation	12,339	12,553	12,123
Impairment of goodwill and intangible assets	33,015	11,705	2,901
Gain on sale of businesses, net	(4,763)	(1,238)	(10,295)
Accelerated vesting/(reversal) of certain RSUs	(4,673)	—	13,395
Change in estimated acquisition earn-out payables	9,485	(414)	—
Management contract buyout	17,336	—	—

Adjusted EBITDA	$140,987	$126,417	$116,841

Adjusted EBITDA as a % of revenue	13.3%	12.5%	11.9%

	Corporate Client Group Years Ended December 31,
	2012	2011	2010
	(in thousands, except for percentages)
Adjusted EBITDA Reconciliation
Income from operations	$32,035	$48,169	$43,046
Amortization of intangibles	24,195	21,553	21,398
Depreciation	5,618	6,107	6,298
Impairment of goodwill and intangible assets	7,754	1,246	1,931
Loss (Gain) on sale of businesses, net	46	(103)	(8,058)
Accelerated vesting/(reversal) of certain RSUs	(2,484)	—	7,394
Change in estimated acquisition earn-out payables	9,305	(414)	—
Management contract buyout	17,336	—	—

Adjusted EBITDA	$93,805	$76,558	$72,009

Adjusted EBITDA as a % of revenue	20.0%	18.6%	18.6%

	Individual Client Group Years Ended December 31,
	2012	2011	2010
	(in thousands, except for percentages)
Adjusted EBITDA Reconciliation
Income from operations	$3,457	$14,167	$15,202
Amortization of intangibles	8,892	10,925	11,615
Depreciation	4,014	4,275	4,458
Impairment of goodwill and intangible assets	25,261	10,459	970
Gain on sale of businesses, net	(4,809)	(1,135)	(2,237)
Accelerated vesting/(reversal) of certain RSUs	(2,098)	—	6,001

Adjusted EBITDA	$34,717	$38,691	$36,009

Adjusted EBITDA as a % of revenue	9.9%	11.0%	9.5%

	Advisor Services Group Years Ended December 31,
	2012	2011	2010
	(in thousands, except for percentages)
Adjusted EBITDA Reconciliation
Income from operations	$9,237	$8,997	$7,456
Amortization of intangibles	432	—	—
Depreciation	2,707	2,171	1,367
Accelerated vesting/(reversal) of certain RSUs	(91)	—	—
Change in estimated acquisition earn-out payables	180	—	—

Adjusted EBITDA	$12,465	$11,168	$8,823

Adjusted EBITDA as a % of revenue	5.1%	4.5%	4.1%

Overview of the year ended December 31, 2012 compared with the year ended December 31, 2011

During the year ended December 31, 2012, revenue increased $48.3 million, or 4.8%, as compared to the year ended December 31, 2011. The revenue increase was driven by revenue increases within the CCG of $56.6 million, partially offset by decreases within the ICG and ASG of $2.4 million and $5.9 million, respectively. Results in the CCG included commissions and fees revenue from acquisitions of $39.4 million that had no comparable operations in the same period of 2011. Excluding the impact of dispositions of $4.1 million and of acquisitions, overall revenue in the CCG increased by $21.3 million due to growth at existing businesses and higher profit commission bonuses. Excluding the impact of dispositions within the ICG of $11.6 million, ICG revenue increased by $9.2 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. Results in the ICG were impacted by stronger sales in the high net worth life insurance market in the fourth quarter and stronger performance in the ICG’s wealth management business line. The overall decline in ASG revenue resulted from a continuation of the lower volume of transactional business heading into the presidential election and the uncertain outcome of tax policy as well as a decline in the sale of variable universal life products. While assets under management increased in the ASG, managed account revenue remained flat because a portion of the increase related to assets where the primary revenues were reflected in the ICG’s wealth management business line and another portion of the increase related to fourth quarter asset values that did not impact ASG revenues because of the timing of related fees.

Income from operations decreased $26.6 million, or 37.3%, in the year ended December 31, 2012, as compared to the year ended December 31, 2011. The decrease in income from operations was driven by a $21.3 million increase in impairments of goodwill and intangible assets due to management contract buyouts, firm disposals and the performance of the retail life business line; a $9.9 million change in estimated acquisition earn-out payables related to net adjustments in the estimated fair market values of acquisition earn-out payables, primarily due to revised projections as well as the accretion of the discount recorded for prior earn-out obligations; and a $17.3 million expense for four management contract buyouts. Compensation expense—employees also increased within the CCG, due to acquisitions that had no comparable operations in 2011. The decrease in income from operations was partially offset by an overall increase in revenue.

Adjusted EBITDA for the year ended December 31, 2012 was $141.0 million, compared to $126.4 million for the year ended December 31, 2011, an increase of 15.2%. As a percentage of revenue, the Adjusted EBITDA margin for the year ended December 31, 2012 was 13.3% compared to 12.5% in the prior year. CCG Adjusted EBITDA increased with revenue growth from existing businesses as well as from newly-acquired businesses that had no comparable operations in 2011. ICG Adjusted EBITDA decreased as declines in commissions and fees expense and non-compensation expense were more than offset by an increase in fees to principals expense, compensation expense—employees and a decline in revenue, related to dispositions. ASG Adjusted EBITDA increased as lower commission payouts were partially offset by lower revenue.

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

Adjusted EBITDA for the year ended December 31, 2011 was $126.4 million, compared to $116.8 million in the prior year, an increase of 8.2%. As a percentage of revenue, the Adjusted EBITDA margin was 12.5% compared to 11.9% in the prior year. CCG Adjusted EBITDA increased with revenue growth from existing businesses as well as due to newly-acquired businesses that had no comparable operations in 2010, while overall operating expenses increased to partially offset the revenue increases. The CCG also benefited from a decrease in stock-based compensation of approximately $2.8 million, related to the EIP. ICG Adjusted EBITDA increased due to declines in fees to principals of $1.6 million for the PIP accrual, and a decline in stock-based compensation of approximately $2.0 million, related to the EIP. Excluding the impact of these events, Adjusted EBITDA in the ICG decreased as revenue declines due to uncertainty facing the life insurance market during 2011 were not fully offset by expense decreases. Results in the ASG were driven by general improvements in the financial markets, particularly in increased sales of certain variable annuity products and a slight increase in assets under management.

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

The Company generates revenue primarily from the following sources:

•

Corporate Client Group. The CCG earns commissions on the sale of insurance policies and fees for the development, implementation and administration of corporate and executive benefits programs, and property and casualty products and services. In the corporate benefits business line, commissions and fees are generally paid each year as long as the client continues to use the product and maintains its broker of record relationship. Commissions are based on a percentage of insurance premium or are based on a fee per plan participant. In some cases, such as for the administration of retirement-focused products like 401(k) plans, fees earned are based on the value of assets under administration or advisement. Generally, in the executive benefits business line, consulting fees are earned relative to the completion of specific client engagements, administration fees are earned throughout the year on policies and commissions are earned as a calculated percentage of the premium in the year that the policy is originated and during subsequent renewal years, as applicable. Through the property and casualty business line, the CCG offers property and casualty insurance brokerage and consulting services for which it earns commissions and fees. These fees are paid each year as long as the client continues to use the product and maintains its broker of record relationship.

•

Individual Client Group. Commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. In the marketing organization and wholesale life brokerage business line, the ICG generally receives commissions paid by the insurance carrier for facilitating the placement of the product. Wholesale life brokerage revenue also includes amounts received by NFP’s life brokerage entities, which assist advisors with the placement and sale of life insurance. In the retail life business line, commissions are generally calculated as a percentage of premiums, generally paid in the first year. The ICG receives renewal commissions for a period following the first year. The ICG’s wealth management business line earns fees for offering financial advisory and related services. These fees are generally based on a percentage of assets under management and are paid quarterly. In addition, the ICG may earn commissions related to the sale of securities and certain investment-related insurance products.

•

Advisor Services Group. The ASG earns fees for providing the platform for financial advisors to offer financial advice and execute financial planning strategies. These fees are based on a percentage of assets under management and are generally paid quarterly. The ASG may also earn fees for the development of a financial plan or annual fees for advising clients on asset allocation. The ASG also earns commissions related to the sale of securities and certain investment-related insurance products. Such commission income and related expenses are recorded on a trade date basis. Transaction-based fees, including incentive fees, are recognized when all contractual obligations have been satisfied. Most NFP businesses and members of NFP’s marketing and wholesale organizations conduct securities or investment advisory business through NFPSI.

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

Commissions and fees. Commissions and fees are typically paid to third-party producers who are affiliated with the Company. Commissions and fees are also paid to producers who utilize the services of one or more of the Company’s life brokerage entities. Additionally, commissions and fees are paid to producers who provide referrals and specific product expertise. When earnings are generated solely by a principal, no commission expense is incurred because principals are only paid from a share of the cash flows of the business through fees to principals. However, when income is generated by a third-party producer, the producer is generally paid a portion of the commission income, which is reflected as commission expense. Rather than collecting the full commission and remitting a portion to a third-party producer, a business may include the third-party producer on the policy application submitted to a carrier. The carrier will, in these instances, directly pay each named producer their respective share of the commissions and fees earned. When this occurs, the business will record only the commissions and fees it receives directly as revenue and have no commission expense. As a result, the business will have lower revenue and commission expense and higher income from operations as a percentage of revenue. Dollars generated from income from operations will be the same. The transactions in which a business is listed as the sole producer and pays commissions to a third-party producer, compared with transactions in which the carrier pays each producer directly, will cause NFP’s income from operations as a percentage of revenue to fluctuate without affecting income from operations. In addition, within the ASG, NFPSI pays commissions to the Company’s affiliated third-party distributors who transact business through NFPSI.

NFP businesses that utilize the Company’s marketing organization, wholesale life brokerage businesses and NFPSI receive commissions and fees that are eliminated in consolidation.

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

Fees to principals. NFP pays fees to principals and/or Management Companies based on the financial performance of the business they manage. From a cash perspective, NFP may advance monthly fees to principals that have not yet been earned due to the seasonality of the earnings of certain subsidiaries, particularly with respect to life insurance businesses. NFP typically pays a portion of the fees to principals monthly in advance. Once NFP receives its cumulative preferred earnings, or base earnings, the principals and/or Management Company will earn fees to principals equal to earnings above base earnings up to target earnings. Additional fees to principals are paid in respect of earnings in excess of target earnings based on the ratio of base earnings to target earnings. For example, if base earnings equal 40% of target earnings, NFP receives 40% of earnings in excess of target earnings and the principals and/or the entities they own receive 60%. As the Company moves towards a more integrated business model, where the former owners of the acquired business become employees instead of principals, such ratios of base to target earnings will be proportionately impacted and become less meaningful.

Fees to principals also include an accrual for certain performance-based incentive amounts payable under the Annual Principal Incentive Plan (the “PIP”). See “Note 4—Commitments and Contingencies—Incentive Plans” to the Company’s Consolidated Financial Statements contained in this report.

The Company accounts for stock-based awards to principals as part of fees to principals expense in the consolidated statements of income as liability awards. Liability classified stock-based compensation is adjusted each reporting period to account for subsequent changes in the fair value of NFP’s common stock.

Fees to principals may be offset by amounts paid by the principals and/or Management Companies under the terms of the management contract for capital expenditures in excess of $50,000. These amounts may be paid in full or over a mutually agreeable period of time and are recorded as a “deferred reduction in fees to principals.” Amounts recorded in deferred reduction in fees to principals are amortized as a reduction in fees to principals expense generally over the useful life of the asset. Since the ASG is primarily comprised of NFPSI, NFP’s registered broker-dealer and investment advisor, no fees to principals are paid in this segment.

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

Impairment of goodwill and intangible assets. The Company evaluates its amortizing (long-lived assets) and non-amortizing intangible assets for impairment in accordance with U.S. GAAP. See “Note 1—Summary of Significant Accounting Policies” and “Note 15—Goodwill and Other Intangible Assets” to the Company’s Consolidated Financial Statements contained in this report.

(Gain) loss on sale of businesses. From time to time, NFP has disposed of businesses or certain assets of businesses. In these dispositions, NFP may realize a gain or loss on such sale.

Change in estimated acquisition earn-out payables. The recorded purchase price for all acquisitions consummated after January 1, 2009 includes an estimation of the fair value of liabilities associated with any potential earn-out provisions. Subsequent changes in the fair value of these estimated earn-out obligations are recorded in the consolidated statements of income in each reporting period.

Management contract buyout. In management contract buyouts, NFP either purchases the Management Company, or purchases a principal’s economic interest in the management contract, in either scenario acquiring a greater economic interest in the cash flows of the underlying business than it had prior to the management contract buyout. The principals who enter into the management contract buyouts with NFP generally become employees who are party to employment contracts and are subject to certain non-competition and non-solicitation covenants during the term of the employment contract and for a period thereafter. The acquisition of this greater economic interest is treated for accounting purposes as the settlement of an executory contract and expensed in the consolidated statements of income.

Incentive Plans

As of December 31, 2012, NFP maintained an incentive plan for principals and certain employees of its businesses, the PIP. Certain employees also participate in employee-specific bonus programs that are earned on specified growth thresholds.

The PIP is designed to reward the performance of a business based on performance targets and the business’s earnings growth. NFP calculates and includes the expense related to the PIP accrual in fees to principals expense. NFP’s Executive Management Committee, in its sole discretion, is able to adjust any performance target as necessary to account for changed business circumstances.

The Company paid $10.7 million in cash in 2010, included within fees to principals expense, relating to an incentive plan for the 12-month performance period ending September 30, 2010 (the “2010 PIP”). The 2010 PIP was established such that the greater a business’s earnings growth rate exceeded its performance target rate for the 12-month performance period, the higher the percentage of the business’s earnings growth the Company would pay under the 2010 PIP.

The Company paid $7.3 million in cash in 2012, included within fees to principals expense, relating to an incentive plan for the 15-month performance period of October 1, 2010 through December 31, 2011 (the “2011 PIP”). With the 2011 PIP, management migrated to an incentive program that rewards only incremental growth.

As of December 31, 2012 the Company has accrued $5.8 million to the extent a business’s earnings exceed certain performance targets. The accrual, which was included within fees to principals expense, relates to the incentive plan for the 12-month performance period ending December 31, 2012, the terms of which were materially consistent with previous PIPs. Cash incentive payments will be made in the first quarter of 2013.

Corporate Client Group

The CCG accounted for 44.1%, 40.7% and 39.5% of NFP’s revenue for the years ended December 31, 2012, 2011 and 2010, respectively. The financial information below relates to the CCG for the periods presented (in thousands, except for percentages):

	Years Ended December 31,
	2012	2011	% Change	2010	% Change
Revenue:
Commissions and fees	$468,767	$412,192	13.7%	$387,855	6.3%

Operating expenses:
Commissions and fees	54,439	46,183	17.9%	36,989	24.9%
Compensation expense—employees	165,287	141,127	17.1%	130,291	8.3%
Fees to principals	69,182	73,867	-6.3%	80,780	-8.6%
Non-compensation expense	83,570	74,457	12.2%	75,180	-1.0%
Amortization of intangibles	24,195	21,553	12.3%	21,398	0.7%
Depreciation	5,618	6,107	-8.0%	6,298	-3.0%
Impairment of goodwill and intangible assets	7,754	1,246	522.3%	1,931	-35.5%
Loss (Gain) on sale of businesses, net	46	(103)	-144.7%	(8,058)	-98.7%
Change in estimated acquisition earn-out payables	9,305	(414)	N/M	—	N/M
Management contract buyout	17,336	—	N/M	—	N/M

Total operating expenses	436,732	364,023	20.0%	344,809	5.6%

Income from operations	$32,035	$48,169	-33.5%	$43,046	11.9%

Commission expense ratio	11.6%	11.2%		9.5%
Total compensation expense ratio	50.0%	52.2%		54.4%
Non-compensation expense ratio	17.8%	18.1%		19.4%

N/M indicates the metric is not meaningful

Year ended December 31, 2012 compared with the year ended December 31, 2011

Summary

Income from operations. Income from operations decreased $16.1 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. Income from operations decreased due to an overall increase in operating expenses, in particular operating expenses due to management contract buyouts and the impairments associated with them, for which there were no comparable expenses in the prior period, as well as increases in compensation expense—employees, commissions and fees expense, non-compensation expense and change in estimated acquisition earn-out payables largely due to acquisitions. These increases in expenses were partially offset by an overall increase in commissions and fees revenue.

Revenue

Commissions and fees. Commissions and fees revenue for the year ended December 31, 2012 increased $56.6 million as compared to 2011, of which approximately $35.3 million represented commissions and fees revenue from the net impact of acquisitions and dispositions affecting the current period. Excluding this impact, overall revenue in the CCG increased by $21.3 million due to growth at existing businesses, increased profit contingency commissions and other performance bonuses.

Operating expenses

Commissions and fees. Commissions and fees expense increased $8.3 million in 2012 compared with 2011, of which approximately $1.7 million represented commissions and fees expense from the net impact of acquisitions and dispositions affecting the current period. Excluding this impact, overall commissions and fees expense in the CCG increased by $6.6 million and was largely attributable to the growth in businesses with higher commission expense ratios, certain management contract buyouts and restructures, in which fees to principals expense was converted into commissions and fees expense.

Compensation expense—employees. Compensation expense—employees increased $24.2 million for the year ended December 31, 2012 compared with 2011. Approximately $17.7 million of the increase was due to compensation expense—employees from the net impact of acquisitions and dispositions affecting the current period. Excluding this impact and the reversal of previously-recognized expenses related to certain RSUs of $2.5 million, compensation expense—employees in the CCG increased by $9.0 million, due to increased headcount at existing businesses, increases in salaries and wages and certain management contract buyouts, in which fees to principals expense was converted into compensation expense—employees.

Fees to principals. Fees to principals decreased $4.7 million in 2012 compared with 2011. Approximately $0.3 million of the decrease was due to fees to principals from the net impact of acquisitions and dispositions affecting the current period. The remaining decrease of $4.4 million is a result of management contract buyouts and restructures, in which fees to principals expense was converted into commissions and fees expense and compensation expense—employees.

The total compensation expense ratio was 50.0% for the year ended December 31, 2012 compared with 52.2% for the year ended December 31, 2011. The decrease in total compensation expense ratio was attributable to revenue growth exceeding the net growth in fees to principals and compensation expense—employees.

Non-compensation expense. Non-compensation expense increased $9.1 million in 2012 compared with 2011. Approximately $5.3 million of the increase represented non-compensation expense from the net impact of acquisitions and dispositions affecting the current period. After this impact, non-compensation expense increased by $3.8 million, due to an increase in professional and promotional fees.

The non-compensation expense ratio was 17.8% for the year ended December 31, 2012 compared with 18.1% for the year ended December 31, 2011.

Amortization of intangibles. Amortization expense increased as a result of a net 4.8% increase in amortizing intangibles, primarily from acquisitions.

Impairment of goodwill and intangible assets. The impairment of goodwill and intangible assets of $7.8 million in 2012 related to four management contract buyouts.

Loss on sale of businesses. During the year ended December 31, 2012, the CCG recognized a loss of less than $0.1 million on the disposal of one business, whereas during the year ended December 31, 2011, the CCG recognized a gain of $0.1 million on the disposal of one business.

Change in estimated acquisition earn-out payables. During 2012, the CCG recognized $9.3 million of an expense related to net adjustments in the estimated fair market values of earn-out obligations related to the revised projections of future performance and the actual results for certain acquisitions completed in 2011 and 2012. The fair values of the estimated acquisition earn-out payables increased during 2012 primarily due to revised projections of future performance as well as the accretion of the discount recorded for earn-out obligations associated with prior acquisitions.

Management contract buyout. The purchase of a Management Company or a principal’s economic interest in the management contract results in the termination of the management contract. The termination of the management contract is treated for accounting purposes as the settlement of an executory contract and the upfront consideration payment to each principal is expensed in the consolidated statements of income through management contract buyout. Earn-out payments that have no requirement of continued employment are also expensed in the consolidated statements of income through management contract buyout. During the year ended December 31, 2012, the CCG recognized a $16.9 million expense related to cash payments made in connection with four management contract buyouts. An additional $0.4 million expense related to the accrual of an earn-out for one management contract buyout. During the year ended December 31, 2011, there were no such buyouts.

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

Compensation expense—employees. Compensation expense—employees increased $10.7 million for the year ended December 31, 2011 compared with the prior year. Approximately $5.6 million of the increase represented compensation expense—employees from acquisitions that had no comparable operations in 2010. After the impact from a divested business of $1.6 million, compensation expense—employees increased by $6.7 million, due to increased headcount at existing firms and increases in salaries and wages.

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

Non-compensation expense. Non-compensation expense decreased $0.7 million for the year ended December 31, 2011 compared with the prior year. The non-compensation expense ratio was 18.1% for the year ended December 31, 2011 compared with 19.4% in 2010. Excluding dispositions of $1.4 million, non-compensation expense remained relatively flat.

Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets decreased $0.7 million. The impairment in 2011 related to a management contract buyout that occurred in the first quarter of 2012.

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

Individual Client Group

The ICG accounted for 32.9%, 34.7% and 38.5% of NFP’s revenue for the years ended December 31, 2012, 2011 and 2010, respectively. The financial information below relates to the ICG for the periods presented (in thousands, except for percentages):

	Years Ended December 31,
	2012	2011	% Change	2010	% Change
Revenue:
Commissions and fees	$349,072	$351,436	-0.7%	$378,847	-7.2%

Operating expenses:
Commissions and fees	72,395	77,652	-6.8%	89,492	-13.2%
Compensation expense—employees	111,420	110,267	1.0%	110,543	-0.2%
Fees to principals	68,806	62,044	10.9%	81,178	-23.6%
Non-compensation expense	59,636	62,782	-5.0%	67,626	-7.2%
Amortization of intangibles	8,892	10,925	-18.6%	11,615	-5.9%
Depreciation	4,014	4,275	-6.1%	4,458	-4.1%
Impairment of goodwill and intangible assets	25,261	10,459	141.5%	970	N/M
Gain on sale of businesses, net	(4,809)	(1,135)	323.7%	(2,237)	-49.3%

Total operating expenses	345,615	337,269	2.5%	363,645	-7.3%

Income from operations	$3,457	$14,167	-75.6%	$15,202	-6.8%

Commission expense ratio	20.7%	22.1%		23.6%
Total compensation expense ratio	51.6%	49.0%		50.6%
Non-compensation expense ratio	17.1%	17.9%		17.9%

N/M indicates the metric is not meaningful

Year ended December 31, 2012 compared with the year ended December 31, 2011

Summary

Income from operations. Income from operations decreased $10.7 million in 2012 compared with 2011. The decrease in income from operations was due to an overall increase in operating expenses, in particular operating expenses due to impairments of goodwill and intangible assets, fees to principals and compensation expense—employees, and a decrease in commissions and fees revenue. These changes were partially offset by a gain on sale of businesses, net and decreases in non-compensation expense, commissions and fees expense and amortization of intangibles expense.

Revenue

Commissions and fees. Commissions and fees revenue decreased $2.4 million in 2012 compared with 2011. Excluding the impact of dispositions of $11.6 million, revenue from existing businesses within the ICG increased by $9.2 million. Excluding this impact, results in the ICG were impacted by stronger sales in the high net worth life insurance market during the fourth quarter and stronger performance in the ICG’s wealth management business line.

Operating expenses

Commissions and fees. Commissions and fees expense decreased $5.3 million in 2012 compared with 2011. Excluding the impact of dispositions of $3.5 million, commissions and fees expense from existing businesses decreased by $1.8 million. The commission expense ratio was 20.7% in 2012 compared with 22.1% in 2011.

Compensation expense—employees. Compensation expense—employees increased $1.2 million in 2012 compared with 2011. Excluding the impact from dispositions of $3.0 million and the reversal of previously-recognized expenses related to certain RSUs of $2.1 million, compensation expense—employees increased by $6.3 million due to increases in headcount in certain businesses and variable compensation paid to employees within performing businesses.

Fees to principals. Fees to principals increased $6.8 million in 2012 compared with 2011. Excluding the impact of dispositions of $1.6 million, overall fees to principals increased by $8.4 million. The increase is a result of improved earnings performance in certain businesses.

The total compensation expense ratio was 51.6% for the year ended December 31, 2012 compared with 49.0% for year ended December 31, 2011. The increase in the total compensation expense ratio is primarily the result of the increase in fees to principals.

Non-compensation expense. Non-compensation expense decreased $3.1 million in 2012 compared with 2011. After the impact from dispositions of $3.1 million, non-compensation expense remained relatively flat.

Amortization of intangibles. Amortization expense declined $2.0 million in 2012 compared with 2011. Amortization expense declined as a result of a 24.5% decrease in amortizing intangible assets resulting primarily from dispositions and impairments.

Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets increased $14.8 million in 2012 compared with 2011. The impairment taken for 2012 reflects a $15.7 million reduction in carrying value of intangibles for several businesses that were sold in the third and fourth quarters, as well as a $9.6 million reduction in goodwill relating to the Company’s retail life business line. As a result of this impairment, there is no goodwill associated with the retail life business line. The impairments in 2011 related to three firms that were disposed of in the third and fourth quarters of 2011, as well as three firms that were disposed of in the first quarter of 2012, and one anticipated management contract buyout in the first quarter of 2012.

Gain on sale of businesses. During the year ended December 31, 2012, the ICG recognized a net gain from the disposition of twelve businesses of $4.8 million, whereas during the year ended December 31, 2011, the ICG recognized a net gain from the disposition of two businesses of $1.1 million.

Year ended December 31, 2011 compared with the year ended December 31, 2010

Summary

Income from operations. Income from operations decreased $1.0 million for 2011 as compared to 2010. The decrease in income from operations was due to a decrease in revenue and an increase in impairment of goodwill and intangible assets, partially offset by a decrease in commissions and fees expense, fees to principals, and non-compensation expense.

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

Fees to principals. Fees to principals decreased $19.2 million in 2011 as compared with 2010. Included in fees to principals for the year ended December 31, 2010 was stock-based compensation expense of $6.0 million related to the accelerated vesting of certain RSUs and an amortization expense of $2.0 million for those RSUs outstanding prior to the acceleration. Excluding the impact of these RSUs, fees to principals decreased, and the total compensation expense ratio remained relatively flat, due to a decline in incentive accruals and the overall decline in revenue.

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

Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets increased $9.5 million for the year ended December 31, 2011 as compared with the year ended December 31, 2010. The impairments in 2011 related to three firms that were disposed of in the third and fourth quarters of 2011, as well as three firms that were disposed of in the first quarter of 2012, and one anticipated management contract buyout in the first quarter of 2012.

Gain on sale of businesses. During the year ended December 31, 2011, the ICG recognized a net gain from the disposition of two subsidiaries of $1.1 million. During the year ended December 31, 2010, the ICG recognized a net gain from the disposition of seven subsidiaries and the sale of certain assets of another business for a total gain of $2.2 million.

Advisor Services Group

The ASG accounted for 23.0%, 24.6% and 22.0% of NFP’s revenue for the years ended December 31, 2012, 2011 and 2010, respectively. The financial information below relates to the ASG for the periods presented (in thousands, except for percentages):

	Years Ended December 31,
	2012	2011	% Change	2010	% Change
Revenue:
Commissions and fees	$243,899	$249,764	-2.3%	$215,215	16.1%

Operating expenses:
Commissions and fees	195,496	206,344	-5.3%	177,313	16.4%
Compensation expense—employees	16,824	16,134	4.3%	15,347	5.1%
Non-compensation expense	19,023	16,118	18.0%	13,732	17.4%
Amortization of intangibles	432	—	N/M	—	N/M
Depreciation	2,707	2,171	24.7%	1,367	58.8%
Change in estimated acquisition earn-out payables	180	—	N/M	—	N/M

Total operating expenses	234,662	240,767	-2.5%	207,759	15.9%

Income from operations	$9,237	$8,997	2.7%	$7,456	20.7%

Commission expense ratio	80.2%	82.6%		82.4%
Total compensation expense ratio	6.9%	6.5%		7.1%
Non-compensation expense ratio	7.8%	6.5%		6.4%

N/M indicates the metric is not meaningful

Year ended December 31, 2012 compared with the year ended December 31, 2011

Summary

Income from operations. Income from operations increased $0.2 million for the year ended December 31, 2012, as compared to the year ended December 31, 2011. The increase in income from operations was due to a decrease in commissions and fees expense, partially offset by increases in non-compensation expense, compensation expense—employees, amortization of intangibles, depreciation and a change in estimated acquisition earn-out payables, as well as a decrease in commissions and fees revenue.

Revenue

Commissions and fees. Commissions and fees revenue decreased $5.9 million during 2012 as compared to 2011. Results in the ASG were driven by a continuation of the lower volume of transactional business heading into the presidential election and the uncertain outcome of tax policy as well as a decline in the sale of variable universal life products. Assets under management in the ASG increased 11.2% to $10.8 billion as of December 31, 2012 compared to $9.7 billion as of December 31, 2011. While assets under management increased in the ASG, managed account revenue remained flat because a portion of the increase related to assets where the primary revenues were reflected in the ICG’s wealth management business line and another portion of the increase related to fourth quarter asset values that did not impact ASG revenues because of the timing of related fees.

Operating expenses

Commissions and fees. Commissions and fees expense decreased $10.8 million for the year ended December 31, 2012, as compared to the year ended December 31, 2011. The decrease in commissions and fees is related to the acquisition of The Fusion Financial Group, LLC (“Fusion”), in which prior commissions and fees expense paid by the Company ceased pursuant to the acquisition. The decrease in commissions and fees also related to the renegotiation of certain service contracts, thereby lowering commissions and fees expense, a decline in sales of variable universal life products and a decline in transactional volume.

Compensation expense—employees. Compensation expense—employees increased $0.7 million for the year ended December 31, 2012 compared with 2011 due to increases in salaries as well as headcount. The total compensation expense ratio was 6.9% for the year ended December 31, 2012 and 6.5% for the year ended December 31, 2011.

Non-compensation expense. Non-compensation expense increased $2.9 million in 2012, compared with 2011. The non-compensation expense ratio was 7.8% for the year ended December 31, 2012, as compared with 6.5% for the year ended December 31, 2011. The increase primarily related to the acquisition of Fusion, and increases in professional and regulatory-related fees.

Amortization of intangibles. Amortization expense increased as a result of the Fusion acquisition.

Depreciation. Depreciation expense increased $0.5 million for the year ended December 31, 2012, as compared with 2011. The increase in depreciation resulted from increases in capital expenditures for the ASG due to enhancements in the technology platform provided to advisors.

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

Revenue

Commissions and fees. Commissions and fees revenue increased $34.6 million for 2011 as compared to 2010. Results in the ASG were driven by an increase in sales of certain variable annuity products and a slight increase in assets under management. Assets under management in the ASG increased 3.7% to $9.7 billion as of December 31, 2011 compared to $9.3 billion as of December 31, 2010.

Operating expenses

Commissions and fees. Commissions and fees expense increased $29.1 million for the year ended December 31, 2011 as compared to the prior year. The increase in commissions and fees expense was attributable to the increase in revenue.

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

Depreciation. Depreciation expense increased $0.8 million for the year ended December 31, 2011, as compared with the prior year. The increase in depreciation resulted from increases in capital expenditures for the ASG due to enhancements in technology offerings provided to advisors. As a percentage of revenue, depreciation expense was less than 1% in both the years ended December 31, 2011 and 2010.

Corporate Items

The financial information below relates to items not allocated to any of NFP’s three reportable segments for the periods presented (in thousands, except for percentages):

	Years Ended December 31,
	2012	2011	% Change	2010	% Change
Consolidated income from operations	$44,729	$71,333	-37.3%	$65,704	8.6%
Interest income	2,253	3,333	-32.4%	3,854	-13.5%
Interest expense	(16,572)	(15,733)	5.3%	(18,533)	-15.1%
Gain on early extinguishment of debt	—	—	N/M	9,711	N/M
Other, net	4,985	6,386	-21.9%	8,303	-23.1%

Non-operating income and expenses, net	(9,334)	(6,014)	55.2%	3,335	-280.3%
Income before income taxes	35,395	65,319	-45.8%	69,039	-5.4%
Income tax expense	5,457	28,387	-80.8%	26,481	7.2%

Net income	$29,938	$36,932	-18.9%	$42,558	-13.2%

N/M indicates the metric is not meaningful

Year ended December 31, 2012 compared with the year ended December 31, 2011

Interest income. Interest income decreased $1.1 million in the year ended December 31, 2012 as compared to the year ended December 31, 2011. Interest income decreased mainly due to the satisfaction of certain promissory notes.

Interest expense. Interest expense increased $0.8 million for 2012 as compared to 2011. Interest expense increased primarily due to an increase in accretion of the 2010 Notes, a one-month LIBOR-based interest rate swap, which began on April 14, 2011, as well as increased revolver borrowings under the 2010 Credit Facility.

Other, net. Other, net, which primarily consists of income from equity method investments, rental income and net expenses relating to the settlement or reserving of legal matters, decreased $1.4 million for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The decrease in other, net was due to a decrease in income from equity method investments of $1.4 million, as the Company acquired the controlling interest of Nemco Group, LLC in the beginning of the second quarter of 2012.

Income tax expense. Income tax expense was $5.5 million in 2012 compared with income tax expense of $28.4 million in the prior year. The effective tax rate for the year ended December 31, 2012 was 15.4%. This compared with an effective tax rate of 43.5% for the year ended December 31, 2011. The effective tax rate for the year ended December 31, 2012 was lower than the effective tax rate for the year ended December 31, 2011 primarily due to the tax benefit associated with dispositions, a reduction in unrecognized tax benefits during 2012 due to statute lapse and the corresponding reduction of interest and penalties.

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

Income tax expense. Income tax expense was $28.4 million in 2011 compared with income tax expense of $26.5 million in the prior year. The effective tax rate for the year ended December 31, 2011 was 43.5%. This compared with an effective tax rate of 38.4% for the year ended December 31, 2010. The effective tax rate for the year ended December 31, 2010 was lower than the effective tax rate for the year ended December 31, 2011, primarily due to tax deductions relating to dispositions during 2010, a reduction in unrecognized tax benefits due to settlements with tax authorities during 2010, and an increase in 2011 in deferred taxes for future repatriation of foreign earnings.

Liquidity and Capital Resources

Liquidity refers to the ability of an enterprise to generate adequate cash to meet its needs for cash. NFP derives liquidity primarily from cash generated by the Company’s businesses and from financing activities.

The Company has historically experienced its highest cash usage during the first quarter of each year as incentives and earned fees to principals are calculated and paid out and more acquisitions are completed. The Company has also previously experienced a seasonal revenue and earnings decline at the beginning of the year. In many prior years this has led to borrowings on NFP’s credit facility in the first quarter.

This historical borrowing pattern occurred in the first quarter of 2012. NFP borrowed from the 2010 Credit Facility in order to (i) pay consideration in connection with certain acquisitions and management contract buyouts during the first quarter of 2012, (ii) satisfy payables due to principals for fees and incentives earned by year-end 2011 and paid out during the first quarter of 2012, and (iii) complete the 2011 Share Repurchase Program.

This historical borrowing pattern did not occur in 2011 because cash flow was sufficient to fund fees to principals of firms that performed in excess of target earnings and acquisitions occurred primarily in the third quarter. In addition, the cash balance on hand at the beginning of the year was higher than it had been in the previous several years.

A summary of the changes in cash flow data is provided as follows:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Net cash flows provided by (used in):
Operating activities	$53,076	$116,177	$119,432
Investing activities	(83,802)	(53,922)	(9,703)
Financing activities	(15,941)	(55,846)	(36,893)
Effect of exchange rate changes on cash and cash equivalents	(72)	—	—

Net (decrease) increase in cash and cash equivalents	(46,739)	6,409	72,836
Cash and cash equivalents—beginning of period	135,239	128,830	55,994

Cash and cash equivalents—end of period	$88,500	$135,239	$128,830

The Company anticipates that its short/medium-term liquidity and capital needs have currently been addressed. Subsequent to December 31, 2012, NFP terminated the 2010 Credit Facility and entered into a new $325.0 million credit facility governed by the Credit Agreement, among NFP, the lenders party thereto and Bank of America, N.A., as administrative agent. See “Note 19—Subsequent Events.” As the Company’s financing needs evolve, as capital market conditions change or as the general economic environment fluctuates, NFP reviews its capital structure and its access to capital and the credit markets. Additionally, NFP may from time to time seek to retire or repurchase a portion of its outstanding 2010 Notes. Such refinancings, retirements or repurchases, if any, will depend on a variety of factors, including capital availability, market conditions and limitations under NFP’s credit facility.

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

On April 28, 2011, the Board authorized the 2011 Share Repurchase Program. The timing and actual number of shares repurchased under the 2011 Share Repurchase Program was dependent on a variety of factors, including limitations under NFP’s credit facility, capital availability, share price and market conditions. The 2011 Share Repurchase Program was completed on February 6, 2012, resulting in 3,992,799 shares being repurchased at an average cost of $12.45 per share and a total cost of approximately $49.7 million. The Company currently intends to hold the repurchased shares as treasury stock. See also “Note 11—Stock Incentive Plans—Stock-based compensation” to the Company’s Consolidated Financial Statements contained in this report.

On February 6, 2012, the Board authorized the 2012 Share Repurchase Program. The timing and actual number of shares repurchased under the 2012 Share Repurchase Program will depend on a variety of factors, including the limitations under NFP’s credit facility, capital availability, share price and market conditions. Through December 31, 2012, 830,537 shares were repurchased under this program at an average cost of $14.19 per share and a total cost of approximately $11.8 million. As of December 31, 2012, there remained an aggregate of approximately $38.2 million available for repurchases under the 2012 Share Repurchase Program. The Company currently intends to hold the repurchased shares as treasury stock.

For the year ended December 31, 2012, total shares repurchased during 2012 through both repurchase programs was 1,371,043 at an average cost of $14.40 and a total cost of approximately $19.8 million. NFP also reacquired 23,658 shares relating to the satisfaction of promissory notes and 7,905 shares relating to the disposal of a business.

Operating Activities

During the year ended December 31, 2012, cash provided by operating activities was approximately $53.1 million compared with $116.2 million for the year ended December 31, 2011. The decrease in cash provided for the year ended December 31, 2012 as compared with the prior year period was primarily due to cash payments made in connection with management contract buyouts of $16.9 million, payment, net of reimbursement, of a $5.5 million legal settlement, and a payout of the PIP in the amount of $7.3 million, as the Company aligned the PIP with the 2011 calendar year. During 2011, no PIP payments were made since the plan commenced on October 1, 2010 and ended on December 31, 2011. The change in cash flow from operations was also impacted by unfavorable timing differences in working capital, including an increase in estimated tax payments of $8.4 million and an increase in fees to principals advances of $8.0 million. The remaining differences in cash flow from operations compared with the prior period were associated with increases from acquisitions that were more than offset by performance in the life insurance business that continues to face challenges in the market.

During the year ended December 31, 2011, cash provided by operating activities was approximately $116.2 million compared with $119.4 million for the year ended December 31, 2010. The decrease in operating cash flow for the year ended December 31, 2011 as compared with the prior period was primarily due to a decrease in accounts payable related to commission payments on a particularly large transaction that was accrued for at December 31, 2010, offset by a decrease in notes receivable as cash collections on balances owed by principals have increased, and an increase in accrued liabilities, primarily relating to the alignment of the end of the PIP to the 2011 calendar year. During 2011 no PIP payments were made, whereas in the prior year, the Company paid PIP payments in the fourth quarter of 2010 as the initial PIP 12-month performance period ended September 30, 2010.

Some of the Company’s businesses maintain premium trust accounts in a fiduciary capacity, which represent payments collected from policyholders on behalf of carriers. These funds cannot be used for general corporate purposes, and should not be considered a source of liquidity for the Company. Funds held in these accounts are invested in cash, cash equivalents and securities purchased under resale agreements overnight. At December 31, 2012, the Company had cash, cash equivalents and securities purchased under resale agreements in premium trust accounts listed as fiduciary funds on its balance sheet of $80.0 million, an increase of $4.5 million from the balance of $75.5 million as of December 31, 2011, offset by a corresponding premium payable to carriers of $77.9 million at December 31, 2012 compared with $74.1 million at December 31, 2011. Changes in these accounts are the result of timing of payments collected from insureds on behalf of insurance carriers.

Investing Activities

During the year ended December 31, 2012, cash used in investing activities was $83.8 million, which was primarily due to $79.0 million paid as payments for acquisitions, net of cash acquired, $6.9 million paid for earn-out payments and $8.3 million paid for purchases of property and equipment offset by $10.3 million of cash received from the disposal of businesses. During the year ended December 31, 2011, cash used in investing activities was $53.9 million, which was primarily due to $8.9 million paid for purchases of property and equipment and approximately $48.7 million paid as payments for acquisitions, net of cash acquired.

Financing Activities

During the year ended December 31, 2012, cash used in financing activities was approximately $15.9 million compared with $55.8 million during the prior year period. Cash used in financing activities during the year ended December 31, 2012 consisted mainly of repurchases of common stock of $19.8 million, net payments on long-term borrowings under the 2010 Credit Facility of $12.5 million, payments on acquisition earn-out payables of $9.1 million and net payments for stock-based awards, including shares cancelled to pay withholding taxes, of $4.6 million, which were partially offset by net proceeds from revolver borrowings under the 2010 Credit Facility of $30.0 million.

During the year ended December 31, 2011, cash used in financing activities was approximately $55.8 million, while cash used in financing activities was $36.9 million during the prior year period. The primary uses of cash, during 2011, were the purchase of common stock of approximately $41.8 million, as well as repayments of $12.5 million under the 2010 Credit Facility.

Borrowings

For a discussion of NFP’s refinancing transactions, see “Note 7—Borrowings” to the Company’s Consolidated Financial Statements contained in this report. Additionally, subsequent to December 31, 2012, NFP terminated the 2010 Credit Facility and entered into a new $325.0 million credit facility governed by the Credit Agreement, among NFP, the lenders party thereto and Bank of America, N.A., as administrative agent. See “Note 19—Subsequent Events” to the Company’s Consolidated Financial Statements contained in this report.

Dividends

On November 5, 2008, NFP’s Board suspended NFP’s quarterly cash dividend. The declaration and payment of future dividends to holders of NFP’s common stock will be at the discretion of NFP’s Board and will depend upon many factors, including the Company’s financial condition, earnings, legal requirements, and other factors as NFP’s Board deems relevant. Additionally, NFP’s credit facility contains customary covenants that require NFP to meet certain conditions before making restricted payments such as dividends.

Contractual Obligations, Commitments and Contingencies

As of December 31, 2012 the Company’s future contractual payments, commercial commitments, and other long-term liabilities were as follows:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Maximum potential earn-out payable (1)	$83,894	$17,469	$66,425	$—	$—
2010 Credit Facility (2)	123,750	12,500	111,250	—	—
2010 Notes (2)	147,292	5,000	15,000	127,292	—
Operating lease obligations (1)	160,544	26,297	62,892	24,750	46,605
Less sublease arrangements (1)	(11,442)	(4,606)	(6,836)	—	—

Total	$504,038	$56,660	$248,731	$152,042	$46,605

(1)	See “Note 4—Commitments and Contingencies” to the Company’s Consolidated Financial Statements contained in this report.
(2)	See “Note 7—Borrowings” to the Company’s Consolidated Financial Statements contained in this report.

As of December 31, 2012, the Company’s liability for uncertain tax positions was $15.2 million. The Company was unable to reasonably estimate the timing of liability payments in any individual year due to uncertainties in the timing of the effective settlement of tax positions. NFP has other unrecognized tax positions that were not recorded on the consolidated balance sheet in accordance with the relevant guidance. See “Note 12—Income Taxes” to the Company’s Consolidated Financial Statements contained in this report for further discussion regarding the Company’s unrecognized tax positions.

See “Note 4—Commitments and Contingencies” to the Company’s Consolidated Financial Statements contained in this report for further discussion regarding the Company’s legal matters.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements, as defined by the SEC, include certain contractual arrangements pursuant to which a company has an obligation, such as certain contingent obligations, certain guarantee contracts, retained or contingent interest in assets transferred to an unconsolidated entity, certain derivative instruments classified as equity or material variable interests in unconsolidated entities that provide financing, liquidity, market risk or credit risk support. Disclosure is required for any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on the Company’s financial condition, results of operations, liquidity or capital resources. The Company does not generally enter into off-balance sheet arrangements, as defined, other than those described in “—Contractual Obligations, Commitments and Contingencies” and in “Note 2—Variable Interest Entities” to the Company’s Consolidated Financial Statements contained in this report.

Critical Accounting Estimates

The Company’s Consolidated Financial Statements are prepared in accordance with U.S. GAAP. The preparation of the Company’s Consolidated Financial Statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. The Company continuously evaluates its estimates, which are based on historical experience and on assumptions that the Company believes to be reasonable under the circumstances. These estimates form the basis for judgments about the carrying values of the Company’s assets and liabilities, which values are not readily apparent from other sources. Actual results may differ from these estimates.

Of its significant accounting policies (see “Note 1—Summary of Significant Accounting Policies” to the Company’s Consolidated Financial Statements contained in this report), the Company believes that the following critical accounting policies may involve a higher degree of judgment and complexity.

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

All of the Company’s transactions have been accounted for using the acquisition method, and their related net assets and results of operations were included in the Company’s consolidated financial statements commencing on their respective acquisition dates. Certain of the acquisitions have provisions for additional earn-outs based upon the financial results achieved over a multi-year period. In connection with these acquisitions, the Company records the estimated value of the net tangible assets purchased and the value of the identifiable intangible assets purchased, which typically consist of book of business, management contracts and non-compete agreements.

Book of Business: The Company refers to a book of business as the acquired firm’s existing client relationships that provide a significant source of income through recurring revenue over the course of the economic life of the relationships. NFP estimates the useful life of a book of business to be typically 10 years.

Management Contract: The management contract secures the services of the principal(s) and encourages growth of the business through the terms of the agreement. The compensation terms are generally such that the principals receive 100 percent of the differential between base earnings and target earnings. The management contracts generally include three-year non-compete agreements which become effective upon termination of the contract and therefore discourage the possibility of competition against NFP. NFP views the value of the management contract as being based on the future expectation of the principals’ ability to replace the diminishing acquired book of business, such that base earnings is maintained on an ongoing basis. NFP estimates the useful life of a management contract to be 25 years, based on an assumed average service life of the principals.

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

Goodwill: Goodwill is the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. In the case of NFP’s businesses, goodwill is expected to represent the value associated with workforce, management expertise, the value of future cash flow generated beyond the useful lives of the existing books of businesses and the management contract. If an earn-out payable is recorded, such liability would be an offset to an increase in goodwill.

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

Management Contract Buyouts

In management contract buyouts, NFP either purchases the Management Company or purchases a principal’s economic interest in the management contract. In either scenario, NFP is acquiring a greater economic interest in the cash flows of the underlying business than it had prior to the management contract buyout. The principals who enter into the management contract buyouts with NFP generally become employees of the business who are party to employment contracts, and are subject to certain non-competition and non-solicitation covenants during the term of the employment contract and for a period thereafter. Management contract buyouts result in an expense to NFP. Additional payments may be paid to the former principals upon the satisfaction of certain compounded growth rate thresholds following the closing of the transaction.

There are three accounting impacts to NFP as a result of the management contract buyouts:

•

The actual termination of the management contract is reflected as a change “in the extent or manner in which the long lived asset is being used,” and the contract is therefore impaired in accordance with ASC 360. This is reflected in NFP’s consolidated statements of income as an impairment of goodwill and intangible assets.

•

The purchase of a Management Company or a principal’s economic interest in the management contract results in the termination of the management contract. The termination of the management contract is treated for accounting purposes as the settlement of an executory contract and the upfront consideration payment to each principal is expensed in the consolidated statements of income through management contract buyout.

•

Any subsequent consideration earned by the former principal is treated as compensation expense, as long as those earnings are tied to a requirement that the former principal continue employment. Earn-out payments that have no requirement of continued employment is expensed in the consolidated statements of income through management contract buyout.

Impairment of goodwill and other intangible assets

Goodwill and intangible assets not subject to amortization are tested at least annually for impairment, and are tested for impairment more frequently if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company establishes an internal financial plan for each of its business lines and measures the actual performance of its business lines against these financial plans. Events or changes in circumstances include, but are not limited to: (i) when a business line experiences a significant deterioration in its Adjusted EBITDA compared to its financial plan or prior year performance, (ii) loss of key personnel, (iii) a decrease in NFP’s market capitalization below its book value or (iv) an expectation that a reporting unit will be sold or otherwise disposed of. If one or more indicators of impairment exist, NFP performs an evaluation to identify potential impairments. If an impairment is identified, NFP measures and records the amount of impairment loss.

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

Long-lived assets, such as purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company establishes an internal financial plan for each of its business lines and measures the actual performance of its business lines against these financial plans. Events or changes in circumstances include, but are not limited to: (i) when a business line experiences a significant deterioration in its Adjusted EBITDA compared to its financial plan or prior year performance, (ii) loss of key personnel, (iii) a change in the extent or manner in which the long-lived asset is being used (including, but not limited to, management contract buyouts) or (iv) a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of before the end of its previously estimated useful life.

See “Note 15—Goodwill and Other Intangible Assets” to the Company’s Consolidated Financial Statements contained in this report.

Earn-outs

Additional earn-outs may be paid to the former owners of the business upon the satisfaction of certain compounded growth rate thresholds over the three-year period generally following the closing of the acquisition, or over a shorter, negotiated period. For acquisitions effective prior to January 1, 2009, earn-outs paid to the former owner of the businesses is considered to be additional purchase consideration and is accounted for as part of the purchase price of the Company’s acquired businesses when the outcome of the contingency is determined beyond a reasonable doubt.

For acquisitions completed after January 1, 2009, earn-out payables are recorded at fair value at the acquisition date and are included on that basis in the purchase price consideration at the time of the acquisition. Subsequent changes in the fair value of earn-out obligations are recorded in the consolidated statements of income when incurred. The fair value of earn-out payables is based on the present value of the expected future payments to be made to the sellers of the acquired businesses in accordance with the provisions outlined in the respective purchase agreements. In determining fair value of the earn-out, the acquired business’s future performance is estimated using financial projections for the acquired business developed by management. These are measured against performance targets specified in each purchase agreement. The fair value of the Company’s earn-out payables is established using a simulation model in a risk-neutral framework. For each simulation path, the earn-out payments are calculated and then discounted to the valuation date. The value of the earn-out is then estimated to be the arithmetic average of all simulation paths.

See “Note 4—Commitments and Contingencies” to the Company’s Consolidated Financial Statements contained in this report.

Revenue recognition

The Company earns commissions on the sale of insurance policies and fees for the development, implementation and administration of benefits programs. Commissions and fees are generally paid each year as long as the client continues to use the product and maintains its broker of record relationship with the applicable NFP business. In some cases, fees earned are based on the amount of assets under administration or advisement. Asset-based fees are earned for administrative services or consulting related to certain benefits plans. Commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. First-year commissions are calculated as a percentage of the first twelve months’ premium on the policy and earned in the year that the policy is originated. In many cases, the Company receives renewal commissions for a period following the first year, if the policy remains in force. Insurance commissions are recognized as revenue when the following criteria are met: (1) the policy application and other carrier delivery requirements are substantially complete, (2) the premium is paid and (3) the insured party is contractually committed to the purchase of the insurance policy. Carrier delivery requirements may include additional supporting documentation, signed amendments and premium payments. Commissions earned on renewal premiums are generally recognized upon receipt from the carrier, since that is typically when the Company is first notified that such commissions have been earned. The Company carries an allowance for policy cancellations, which approximated $1.2 million at each of December 31, 2012, 2011 and 2010, that is periodically evaluated and adjusted as necessary. Miscellaneous commission adjustments are generally recorded as they occur. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. Contingent commissions are recorded as revenue after the contractual period or when cash is received.

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

The Company accounts for uncertain tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the consolidated financial statements. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. The Company’s unrecognized tax benefits decreased by $2.4 million, $0.3 million and $4.0 million during the years ended December 31, 2012, 2011 and 2010, respectively. Estimated interest and penalties related to the underpayment of income taxes and reported in income tax expense totaled $(1.6) million in 2012, $0.7 million in 2011, and $0.4 million in 2010. The Company believes that it is reasonably possible that the total amounts of unrecognized tax benefits could significantly decrease within the next twelve months due to the settlement of state income tax audits and expiration of statutes of limitations in various state and local jurisdictions, in an amount ranging from $1.3 million to $3.2 million based on current estimates.

As of December 31, 2012, the Company is subject to U.S. federal income tax examinations for the tax years 2009 through 2011, and to various state and local income tax examinations for the tax years 2004 through 2011.

As of December 31, 2012, the Company has provided $2.7 million of deferred taxes, net of applicable foreign tax credits, relating to 2012 and prior earnings outside the United States that are not deemed indefinitely reinvested. The Company continues to evaluate whether to indefinitely reinvest earnings in certain foreign jurisdictions as it continues to analyze its global financial structure. Currently, management intends to continue to reinvest earnings in Canadian jurisdictions indefinitely, and therefore has not recognized U.S. income tax expense on these earnings. The U.S. federal and state income taxes, net of applicable credits, on these Canadian unremitted earnings would have an immaterial impact on the Company’s deferred tax liability related to foreign unremitted earnings as of December 31, 2012.

Stock-based compensation

The Company accounts for stock-based compensation expense in accordance with the applicable FASB authoritative guidance, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based compensation awards made to employees and non-employees over the vesting period of the awards. Determining the fair value of share-based awards at the grant date requires judgment to identify the appropriate valuation model and make assumptions, including the expected term of the stock options and expected stock price volatility, to be used in the calculation. Judgment is also required in estimating the percentage of share-based awards that are expected to be forfeited. The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model with assumptions based primarily on historical data.

Stock-based awards issued to the Company’s employees are classified as equity awards. The Company accounts for equity-classified stock-based awards issued to its employees based on the fair value of the award on the date of grant and recorded as an expense as part of compensation expense—employees in the consolidated statements of income. The expense is recorded ratably over the service period, which is generally the vesting period. The offsetting entry is to additional paid in capital in stockholders’ equity.

The Company has not issued stock-based awards to its principals since the accelerated vesting date in 2010 of RSUs awarded under the Long-Term Equity Incentive Plan. All stock-based awards that were previously issued to the Company’s principals are classified as liability awards, as principals are non-employees. The Company previously measured the fair value of the liability-classified stock-based awards at the earlier of the date at which the performance was completed or when a performance commitment had been reached. The Company’s stock-based awards to principals did not have disincentives for non-performance other than forfeiture of the award by the principals and therefore the Company measured the fair value of the award when the performance was completed by the principal, which was the completion of the vesting period. The Company accounted for liability-classified stock-based awards issued to its principals as part of fees to principals expense in the consolidated statements of income. Liability-classified stock-based compensation was adjusted each reporting period to account for subsequent changes in the fair value of NFP’s common stock. The offsetting entry was to accrued liabilities. As of December 31, 2012, the Company does not have any outstanding liability-classified stock-based awards.

See “Note 11—Stock Incentive Plans” to the Company’s Consolidated Financial Statements contained in this report.

New Accounting Pronouncements

For a discussion of recently adopted accounting standards, please see “Note 1—Summary of Significant Accounting Policies” to the Company’s Consolidated Financial Statements contained in this report.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to various market risks in its daily operations. Changes in interest rates, creditworthiness, the solvency of counterparties, liquidity in the market, equity securities pricing, or other market conditions could have a material impact on the Company’s results of operations.

In connection with the 2010 Credit Facility, NFP is exposed to changes in the benchmark interest rate, which is the London Interbank Offered Rate (“LIBOR”). To reduce this exposure, NFP executed a one-month LIBOR-based interest rate swap (the “Swap”) on July 14, 2010 to hedge $50.0 million of general corporate variable debt based on one-month LIBOR, beginning on April 14, 2011. The Swap has been designated as a hedging instrument in a cash flow hedge of interest payments on $50.0 million of borrowings under the term loan portion of the 2010 Credit Facility by effectively converting a portion of the variable rate debt to a fixed rate basis. The Company manages the Swap’s counterparty exposure by considering the credit rating of the counterparty, the size of the Swap, and other financial commitments and exposures between the Company and the counterparty. The Swap is transacted under International Swaps and Derivatives Association (ISDA) documentation. See “Note 8—Derivative Instruments and Hedging Activities” to the Consolidated Financial Statements contained in this report. Subsequent to December 31, 2012, NFP terminated the 2010 Credit Facility and entered into the 2013 Credit Facility. NFP is also exposed to changes in LIBOR in connection with the 2013 Credit Facility, which the Swap is expected to continue to hedge against. NFP may enter into additional interest rate swaps in connection with the 2013 Credit Facility.

Based on the weighted average borrowings under NFP’s 2010 Credit Facility during the years ended December 31, 2012 and 2011, a change in short-term interest rates of 100 basis points would have affected the Company’s pre-tax income by approximately $1.2 million in 2012 and $1.1 million in 2011.

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

The Company has market risk on the fees it earns that are based on the value of assets under management or the value of assets held in certain mutual fund accounts and variable insurance policies for which ongoing fees or commissions are paid. Movements in equity market prices, interest rates or credit spreads could cause the value of assets under management to decline, which could result in lower fees to the Company. Certain of the Company’s performance-based fees are impacted by fluctuation in the market performance of the assets managed according to such arrangements. Additionally, through the Company’s broker-dealer subsidiaries, it has market risk on buy and sell transactions effected by its clients. The Company is contingently liable to its clearing brokers for margin requirements under client margin securities transactions, the failure of delivery of securities sold or payment for securities purchased by a client. If clients do not fulfill their obligations, a gain or loss could be suffered equal to the difference between a client’s commitment and the market value of the underlying securities. The risk of default depends on the creditworthiness of the clients. The Company assesses the risk of default of each client accepted to minimize its credit risk.

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

Changes in Internal Control over Financial Reporting

None.

Management’s Report on Internal Control Over Financial Reporting

NFP’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of NFP’s principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. GAAP.

As of December 31, 2012, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2012, is effective.

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

Management has excluded from its assessment of internal control over financial reporting at December 31, 2012 the following businesses: AGS Benefits Group, LLC, Nemco Group, LLC, The Fusion Financial Group, LLC, PartnersFinancial Insurance Agency, Inc. and Lane McVicker, LLC, all of which were acquired in purchase business combinations during 2012. These businesses are wholly-owned, and individually insignificant to the consolidated results of the Company and comprised, in aggregate, less than 2% of the consolidated total revenue and less than 12% of the consolidated total assets for the year ended December 31, 2012.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 was audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing on page F-2, which expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.

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

(3) List of Exhibits:

Exhibit No.	Description
3.1a	Amended and Restated Certificate of Incorporation of National Financial Partners Corp. (incorporated by reference to Exhibit 3.1 to NFP’s Registration Statement on Form S-1 (Amendment No. 4) filed on September 15, 2003)

3.1b	Certificate of Amendment of Amended and Restated Certificate of Incorporation of National Financial Partners Corp. (incorporated by reference to Exhibit 3.2 to NFP’s Registration Statement on Form S-1 (Amendment No. 4) filed on September 15, 2003)

3.1c	Certificate of Amendment of Certificate of Incorporation of National Financial Partners Corp. (incorporated by reference to Exhibit 3.2a to NFP’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 filed on August 5, 2009)

3.2	National Financial Partners Corp. Amended and Restated By-Laws (incorporated by reference to Exhibit 3.3 to NFP’s Quarterly Report on Form 10-Q for the period ended September 30, 2009 filed on November 4, 2009)

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 of NFP’s Registration Statement on Form S-1 (Amendment No. 4) filed on September 15, 2003)

4.2	Form of Second Amended and Restated Stockholders Agreement, dated as of February 13, 2004, among National Financial Partners Corp., Apollo Investment Fund IV, LP and each of the stockholders party thereto (incorporated by reference to Exhibit 4.2 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 12, 2004)

4.3	Form of Lock-up Agreement (incorporated by reference to Exhibit 4.3 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 12, 2004)

4.4	Indenture, dated as of June 15, 2010, between National Financial Partners Corp. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to NFP’s Current Report on Form 8-K filed on June 16, 2010)

4.5	Confirmation regarding convertible bond hedge transaction, dated June 9, 2010, between National Financial Partners Corp. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.2 to NFP’s Current Report on Form 8-K filed on June 14, 2010)

4.6	Confirmation regarding issuer warrant transaction, dated June 9, 2010, between National Financial Partners Corp. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.3 to NFP’s Current Report on Form 8-K filed on June 14, 2010)

4.7	Confirmation regarding convertible bond hedge transaction, dated June 9, 2010, between National Financial Partners Corp. and Bank of America, N.A. (incorporated by reference to Exhibit 10.4 to NFP’s Current Report on Form 8-K filed on June 14, 2010)

Exhibit No.	Description
4.8	Confirmation regarding issuer warrant transaction, dated June 9, 2010, between National Financial Partners Corp. and Bank of America, N.A. (incorporated by reference to Exhibit 10.5 to NFP’s Current Report on Form 8-K filed on June 14, 2010)

4.9	Confirmation regarding convertible bond hedge transaction, dated June 9, 2010, between National Financial Partners Corp. and Wells Fargo Securities, LLC, solely as agent of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.6 to NFP’s Current Report on Form 8-K filed on June 14, 2010)

4.10	Confirmation regarding issuer warrant transaction, dated June 9, 2010, between National Financial Partners Corp. and Wells Fargo Securities, LLC, solely as agent of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.7 to NFP’s Current Report on Form 8-K filed on June 14, 2010)

10.1a	Credit Agreement, dated as of August 22, 2006, among National Financial Partners Corp., the financial institutions party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on August 22, 2006)

10.1b	Amendment to Credit Agreement, dated as of January 16, 2007, among National Financial Partners Corp., the financial institutions party thereto and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 10.2 to NFP’s Current Report on Form 8-K filed on January 19, 2007)

10.1c	Second Amendment to Credit Agreement, dated as of December 9, 2008, among National Financial Partners Corp., the financial institutions party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on December 10, 2008)

10.1d	Third Amendment to Credit Agreement, dated as of May 6, 2009, among National Financial Partners Corp., the financial institutions party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on May 11, 2009)

10.1e	Fourth Amendment to Credit Agreement, dated as of June 9, 2010, among National Financial Partners Corp., the financial institutions party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on June 9, 2010)

10.2a	Credit Agreement, dated as of July 8, 2010, among National Financial Partners Corp., the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K/A filed on July 15, 2010)

10.2b	First Amendment to Credit Agreement, dated as of April 28, 2011, among National Financial Partners Corp., the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on May 2, 2011)

10.2c	Second Amendment to Credit Agreement, dated as of October 30, 2012, among National Financial Partners Corp., the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Quarterly Report on Form 10-Q for the period ended September 30, 2012 filed on November 5, 2012)

10.3	Credit Agreement, dated as of February 8, 2013, among National Financial Partners Corp., the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on February 11, 2013)

Exhibit No.	Description
10.4	Lease, dated August 19, 1993, between Prentiss Properties Acquisition Partners, L.P. and NFP Insurance Services, Inc., as amended through January 1, 2002 (incorporated by reference to Exhibit 10.7 to NFP’s Registration Statement on Form S-1 (Amendment No. 4) filed on September 15, 2003)

10.5	Agreement of Lease, dated as of September 9, 2004, and letter agreement thereto, dated as of September 28, 2004, by and among The Equitable Life Assurance Society of the United States and Elas Securities Acquisition Corp. and National Financial Partners Corp. (incorporated by reference to Exhibit 10.9 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.6a	Lease, dated as of September 4, 2007, between Broadway # 340 Madison Operator LLC and National Financial Partners Corp. (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on September 5, 2007)

10.6b	First Amendment of Lease, dated as of December 11, 2007, between Broadway 340 Madison Operator LLC and National Financial Partners Corp. (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on December 13, 2007)

10.7	Sublease, dated August 31, 2007, between National Financial Partners Corp. and Keefe, Bruyette & Woods, Inc. (incorporated by reference to Exhibit 10.2 to NFP’s Current Report on Form 8-K filed on September 5, 2007)

10.8	Sublease, dated as of November 20, 2009, by and between National Financial Partners Corp. and RBC Madison Avenue LLC (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on November 30, 2009)

10.9	National Financial Partners Corp. Amended and Restated 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.10	National Financial Partners Corp. Amended and Restated 2002 Stock Incentive Plan for Principals and Managers (incorporated by reference to Exhibit 10.6 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.11	National Financial Partners Corp. Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.12	National Financial Partners Corp. Amended and Restated 2000 Stock Incentive Plan for Principals and Managers (incorporated by reference to Exhibit 10.14 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.13	Form of Notice of Grant of Restricted Stock Units under 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.16a to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.14	Form of Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.16b to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.15	National Financial Partners Corp. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to NFP’s Registration Statement on Form S-8 filed on December 13, 2006)

10.16	Amended and Restated National Financial Partners Corp. Deferred Compensation Plan for Employees of National Financial Partners, NFP Securities, Inc. and NFP Insurance Services, Inc. (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on March 27, 2009)

Exhibit No.	Description
10.17	National Financial Partners Corp. 2009 Stock Incentive Plan (incorporated by reference to Appendix B to NFP’s Definitive Proxy Statement on Schedule 14A, filed on April 21, 2009)

10.18	National Financial Partners Corp. 2009 Management Incentive Plan (incorporated by reference to Appendix C to NFP’s Proxy Statement on Schedule 14A, filed on April 21, 2009)

10.19*	Form of Notice of Grant of Restricted Stock Units under the 2009 Stock Incentive Plan and Additional Terms and Conditions of Restricted Stock Unit Grant for Employees of National Financial Partners Corp.

10.20*	Form of Notice of Grant of Restricted Stock Units under the 2009 Stock Incentive Plan and Additional Terms and Conditions of Restricted Stock Unit Grant for Non-Management Directors of National Financial Partners Corp.

10.21*	Form of Notice of Grant of Performance-Based Restricted Stock Units under the 2009 Stock Incentive Plan and Additional Terms and Conditions of Performance-Based Restricted Stock Unit Grant for Employees of National Financial Partners Corp.

10.22	National Financial Partners Corp. Severance Policy (incorporated by reference to Exhibit 10.20 to NFP’s Annual Report on Form 10-K for the period ended December 31, 2008 filed on February 13, 2009)

10.23a	Employment Agreement, amended and restated as of February 15, 2005, between National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on February 18, 2005)

10.23b	Amendment and Waiver, dated as of November 16, 2006, by National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on November 20, 2006)

10.23c	Letter Agreement, dated December 10, 2009, between National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.21c to NFP’s Annual Report on Form 10-K for the period ended December 31, 2009 filed on February 12, 2010)

10.23d	Notice of Grant of Restricted Stock Units to Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.2 to NFP’s Current Report on Form 8-K filed on February 18, 2005)

10.23e	Restricted Stock Unit Agreement, dated as of February 16, 2005, between National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.3 to NFP’s Current Report on Form 8-K filed on February 18, 2005)

10.23f*	Letter Agreement, dated November 16, 2012, between National Financial Partners Corp. and Jessica M. Bibliowicz

10.24	Letter Agreement, dated August 4, 2008, between National Financial Partners Corp. and Donna J. Blank (incorporated by reference to Exhibit 10.1 to NFP’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 filed on August 7, 2008)

10.25	Employment Inducement Restricted Stock Unit Agreement, dated April 17, 2009, between National Financial Partners Corp. and Donna J. Blank (incorporated by reference to Exhibit 10.1 to NFP’s Quarterly Report on Form 10-Q for the period ended March 31, 2009 filed on May 11, 2009)

10.26	National Financial Partners Corp. Change In Control Severance Plan, dated May 4, 2007 (incorporated by reference to Exhibit 10.4 to NFP’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed on May 4, 2007)

Exhibit No.	Description
10.27a	National Financial Partners Corp. Change In Control Severance Plan Participation Schedule of Douglas W. Hammond, dated May 4, 2007 (incorporated by reference to Exhibit 10.5 to NFP’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed on May 4, 2007)

10.27b	Performance-Based Restricted Stock Unit Notice of Award of Douglas W. Hammond under the 2009 Stock Incentive Plan and Additional Terms and Conditions of Performance-Based Restricted Stock Unit Grant (incorporated by reference to Exhibit 10.1 to NFP’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 filed on August 1, 2012)

10.28	National Financial Partners Corp. Change in Control Severance Plan Participation Schedule of Michael N. Goldman, dated June 26, 2007 (incorporated by reference to Exhibit 10.18 to NFP’s Annual Report on Form 10-K for the period ended December 31, 2008 filed on February 13, 2009)

10.29	National Financial Partners Corp. Change in Control Severance Plan Participation Schedule of Stancil E. Barton dated September 15, 2008 (incorporated by reference to Exhibit 10.27 to NFP’s Annual Report on Form 10-K for the period ended December 31, 2011 filed on February 13, 2012)

10.30	National Financial Partners Corp. 2012 Change In Control Severance Plan, dated February 8, 2012 (incorporated by reference to Exhibit 10.28 to NFP’s Annual Report on Form 10-K for the period ended December 31, 2011 filed on February 13, 2012)

10.31	National Financial Partners Corp. Compensation Recoupment Policy (incorporated by reference to Exhibit 10.1 to NFP’s Quarterly Report on Form 10-Q for the period ended September 30 2011, filed on November 1, 2011)

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

21.1*	Subsidiaries of NFP

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL FINANCIAL PARTNERS CORP.

Date: February 15, 2013	By:	/s/ JESSICA M. BIBLIOWICZ
	Name:	Jessica M. Bibliowicz
	Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ JESSICA M. BIBLIOWICZ Jessica M. Bibliowicz	Chairman and Chief Executive Officer (Principal executive officer)	February 15, 2013

/S/ DONNA J. BLANK Donna J. Blank	Executive Vice President and Chief Financial Officer (Principal financial officer)	February 15, 2013

/S/ BRETT R. SCHNEIDER Brett R. Schneider	Senior Vice President and Controller (Principal accounting officer)	February 15, 2013

/S/ STEPHANIE W. ABRAMSON Stephanie W. Abramson	Director	February 15, 2013

/S/ PATRICK S. BAIRD Patrick S. Baird	Director	February 15, 2013

/S/ R. BRUCE CALLAHAN R. Bruce Callahan	Director	February 15, 2013

/S/ JOHN A. ELLIOTT John A. Elliott	Director	February 15, 2013

/S/ J. BARRY GRISWELL J. Barry Griswell	Director	February 15, 2013

/S/ MARSHALL A. HEINBERG Marshall A. Heinberg	Director	February 15, 2013

/S/ KENNETH C. MLEKUSH Kenneth C. Mlekush	Director	February 15, 2013

EXHIBIT INDEX

Exhibit No.	Description
3.1a	Amended and Restated Certificate of Incorporation of National Financial Partners Corp. (incorporated by reference to Exhibit 3.1 to NFP’s Registration Statement on Form S-1 (Amendment No. 4) filed on September 15, 2003)

3.1b	Certificate of Amendment of Amended and Restated Certificate of Incorporation of National Financial Partners Corp. (incorporated by reference to Exhibit 3.2 to NFP’s Registration Statement on Form S-1 (Amendment No. 4) filed on September 15, 2003)

3.1c	Certificate of Amendment of Certificate of Incorporation of National Financial Partners Corp. (incorporated by reference to Exhibit 3.2a to NFP’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 filed on August 5, 2009)

3.2	National Financial Partners Corp. Amended and Restated By-Laws (incorporated by reference to Exhibit 3.3 to NFP’s Quarterly Report on Form 10-Q for the period ended September 30, 2009 filed on November 4, 2009)

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 of NFP’s Registration Statement on Form S-1 (Amendment No. 4) filed on September 15, 2003)

4.2	Form of Second Amended and Restated Stockholders Agreement, dated as of February 13, 2004, among National Financial Partners Corp., Apollo Investment Fund IV, LP and each of the stockholders party thereto (incorporated by reference to Exhibit 4.2 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 12, 2004)

4.3	Form of Lock-up Agreement (incorporated by reference to Exhibit 4.3 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 12, 2004)

4.4	Indenture, dated as of June 15, 2010, between National Financial Partners Corp. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to NFP’s Current Report on Form 8-K filed on June 16, 2010)

4.5	Confirmation regarding convertible bond hedge transaction, dated June 9, 2010, between National Financial Partners Corp. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.2 to NFP’s Current Report on Form 8-K filed on June 14, 2010)

4.6	Confirmation regarding issuer warrant transaction, dated June 9, 2010, between National Financial Partners Corp. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.3 to NFP’s Current Report on Form 8-K filed on June 14, 2010)

4.7	Confirmation regarding convertible bond hedge transaction, dated June 9, 2010, between National Financial Partners Corp. and Bank of America, N.A. (incorporated by reference to Exhibit 10.4 to NFP’s Current Report on Form 8-K filed on June 14, 2010)

4.8	Confirmation regarding issuer warrant transaction, dated June 9, 2010, between National Financial Partners Corp. and Bank of America, N.A. (incorporated by reference to Exhibit 10.5 to NFP’s Current Report on Form 8-K filed on June 14, 2010)

4.9	Confirmation regarding convertible bond hedge transaction, dated June 9, 2010, between National Financial Partners Corp. and Wells Fargo Securities, LLC, solely as agent of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.6 to NFP’s Current Report on Form 8-K filed on June 14, 2010)

4.10	Confirmation regarding issuer warrant transaction, dated June 9, 2010, between National Financial Partners Corp. and Wells Fargo Securities, LLC, solely as agent of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.7 to NFP’s Current Report on Form 8-K filed on June 14, 2010)

Exhibit No.	Description
10.1a	Credit Agreement, dated as of August 22, 2006, among National Financial Partners Corp., the financial institutions party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on August 22, 2006)

10.1b	Amendment to Credit Agreement, dated as of January 16, 2007, among National Financial Partners Corp., the financial institutions party thereto and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 10.2 to NFP’s Current Report on Form 8-K filed on January 19, 2007)

10.1c	Second Amendment to Credit Agreement, dated as of December 9, 2008, among National Financial Partners Corp., the financial institutions party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on December 10, 2008)

10.1d	Third Amendment to Credit Agreement, dated as of May 6, 2009, among National Financial Partners Corp., the financial institutions party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on May 11, 2009)

10.1e	Fourth Amendment to Credit Agreement, dated as of June 9, 2010, among National Financial Partners Corp., the financial institutions party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on June 9, 2010)

10.2a	Credit Agreement, dated as of July 8, 2010, among National Financial Partners Corp., the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K/A filed on July 15, 2010)

10.2b	First Amendment to Credit Agreement, dated as of April 28, 2011, among National Financial Partners Corp., the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on May 2, 2011)

10.2c	Second Amendment to Credit Agreement, dated as of October 30, 2012, among National Financial Partners Corp., the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Quarterly Report on Form 10-Q for the period ended September 30, 2012 filed on November 5, 2012)

10.3	Credit Agreement, dated as of February 8, 2013, among National Financial Partners Corp., the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on February 11, 2013)

10.4	Lease, dated August 19, 1993, between Prentiss Properties Acquisition Partners, L.P. and NFP Insurance Services, Inc., as amended through January 1, 2002 (incorporated by reference to Exhibit 10.7 to NFP’s Registration Statement on Form S-1 (Amendment No. 4) filed on September 15, 2003)

10.5	Agreement of Lease, dated as of September 9, 2004, and letter agreement thereto, dated as of September 28, 2004, by and among The Equitable Life Assurance Society of the United States and Elas Securities Acquisition Corp. and National Financial Partners Corp. (incorporated by reference to Exhibit 10.9 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.6a	Lease, dated as of September 4, 2007, between Broadway # 340 Madison Operator LLC and National Financial Partners Corp. (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on September 5, 2007)

Exhibit No.	Description
10.6b	First Amendment of Lease, dated as of December 11, 2007, between Broadway 340 Madison Operator LLC and National Financial Partners Corp. (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on December 13, 2007)

10.7	Sublease, dated August 31, 2007, between National Financial Partners Corp. and Keefe, Bruyette & Woods, Inc. (incorporated by reference to Exhibit 10.2 to NFP’s Current Report on Form 8-K filed on September 5, 2007)

10.8	Sublease, dated as of November 20, 2009, by and between National Financial Partners Corp. and RBC Madison Avenue LLC (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on November 30, 2009)

10.9	National Financial Partners Corp. Amended and Restated 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.10	National Financial Partners Corp. Amended and Restated 2002 Stock Incentive Plan for Principals and Managers (incorporated by reference to Exhibit 10.6 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.11	National Financial Partners Corp. Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.12	National Financial Partners Corp. Amended and Restated 2000 Stock Incentive Plan for Principals and Managers (incorporated by reference to Exhibit 10.14 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.13	Form of Notice of Grant of Restricted Stock Units under 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.16a to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.14	Form of Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.16b to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.15	National Financial Partners Corp. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to NFP’s Registration Statement on Form S-8 filed on December 13, 2006)

10.16	Amended and Restated National Financial Partners Corp. Deferred Compensation Plan for Employees of National Financial Partners, NFP Securities, Inc. and NFP Insurance Services, Inc. (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on March 27, 2009)

10.17	National Financial Partners Corp. 2009 Stock Incentive Plan (incorporated by reference to Appendix B to NFP’s Definitive Proxy Statement on Schedule 14A, filed on April 21, 2009)

10.18	National Financial Partners Corp. 2009 Management Incentive Plan (incorporated by reference to Appendix C to NFP’s Proxy Statement on Schedule 14A, filed on April 21, 2009)

10.19*	Form of Notice of Grant of Restricted Stock Units under the 2009 Stock Incentive Plan and Additional Terms and Conditions of Restricted Stock Unit Grant for Employees of National Financial Partners Corp.

10.20*	Form of Notice of Grant of Restricted Stock Units under the 2009 Stock Incentive Plan and Additional Terms and Conditions of Restricted Stock Unit Grant for Non-Management Directors of National Financial Partners Corp.

Exhibit No.	Description
10.21*	Form of Notice of Grant of Performance-Based Restricted Stock Units under the 2009 Stock Incentive Plan and Additional Terms and Conditions of Performance-Based Restricted Stock Unit Grant for Employees of National Financial Partners Corp.

10.22	National Financial Partners Corp. Severance Policy (incorporated by reference to Exhibit 10.20 to NFP’s Annual Report on Form 10-K for the period ended December 31, 2008 filed on February 13, 2009)

10.23a	Employment Agreement, amended and restated as of February 15, 2005, between National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on February 18, 2005)

10.23b	Amendment and Waiver, dated as of November 16, 2006, by National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on November 20, 2006)

10.23c	Letter Agreement, dated December 10, 2009, between National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.21c to NFP’s Annual Report on Form 10-K for the period ended December 31, 2009 filed on February 12, 2010)

10.23d	Notice of Grant of Restricted Stock Units to Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.2 to NFP’s Current Report on Form 8-K filed on February 18, 2005)

10.23e	Restricted Stock Unit Agreement, dated as of February 16, 2005, between National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.3 to NFP’s Current Report on Form 8-K filed on February 18, 2005)

10.23f*	Letter Agreement, dated November 16, 2012, between National Financial Partners Corp. and Jessica M. Bibliowicz

10.24	Letter Agreement, dated August 4, 2008, between National Financial Partners Corp. and Donna J. Blank (incorporated by reference to Exhibit 10.1 to NFP’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 filed on August 7, 2008)

10.25	Employment Inducement Restricted Stock Unit Agreement, dated April 17, 2009, between National Financial Partners Corp. and Donna J. Blank (incorporated by reference to Exhibit 10.1 to NFP’s Quarterly Report on Form 10-Q for the period ended March 31, 2009 filed on May 11, 2009)

10.26	National Financial Partners Corp. Change In Control Severance Plan, dated May 4, 2007 (incorporated by reference to Exhibit 10.4 to NFP’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed on May 4, 2007)

10.27a	National Financial Partners Corp. Change In Control Severance Plan Participation Schedule of Douglas W. Hammond, dated May 4, 2007 (incorporated by reference to Exhibit 10.5 to NFP’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed on May 4, 2007)

10.27b	Performance-Based Restricted Stock Unit Notice of Award of Douglas W. Hammond under the 2009 Stock Incentive Plan and Additional Terms and Conditions of Performance-Based Restricted Stock Unit Grant (incorporated by reference to Exhibit 10.1 to NFP’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 filed on August 1, 2012)

10.28	National Financial Partners Corp. Change in Control Severance Plan Participation Schedule of Michael N. Goldman, dated June 26, 2007 (incorporated by reference to Exhibit 10.18 to NFP’s Annual Report on Form 10-K for the period ended December 31, 2008 filed on February 13, 2009)

10.29	National Financial Partners Corp. Change in Control Severance Plan Participation Schedule of Stancil E. Barton dated September 15, 2008 (incorporated by reference to Exhibit 10.27 to NFP’s Annual Report on Form 10-K for the period ended December 31, 2011 filed on February 13, 2012)

Exhibit No.	Description
10.30	National Financial Partners Corp. 2012 Change In Control Severance Plan, dated February 8, 2012 (incorporated by reference to Exhibit 10.28 to NFP’s Annual Report on Form 10-K for the period ended December 31, 2011 filed on February 13, 2012)

10.31	National Financial Partners Corp. Compensation Recoupment Policy (incorporated by reference to Exhibit 10.1 to NFP’s Quarterly Report on Form 10-Q for the period ended September 30 2011, filed on November 1, 2011)

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

21.1*	Subsidiaries of NFP

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

INDEX TO FINANCIAL STATEMENTS

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

of National Financial Partners Corp.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of National Financial Partners Corp. and its subsidiaries (the “Company”) at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded the following financial services firms from its assessment of internal control over financial reporting as of December 31, 2012 because the firms were acquired by the Company in purchase business combinations during 2012: AGS Benefits Group, LLC, Nemco Group, LLC, The Fusion Financial Group, LLC, PartnersFinancial Insurance Agency, Inc. and Lane McVicker, LLC (the “firms”). We have also excluded the firms from our audit of internal control over financial reporting. The firms are wholly-owned subsidiaries whose total revenues and assets represent less than 2% and 12%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2012.

/s/    PricewaterhouseCoopers LLP

New York, New York

February 15, 2013

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(in thousands, except per share amounts)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$88,500	$135,239
Fiduciary funds—restricted related to premium trust accounts	79,980	75,503
Commissions, fees, and premiums receivable, net	137,310	119,945
Due from principals and/or certain entities they own	4,440	4,308
Notes receivable, net	5,660	4,224
Deferred tax assets	8,553	10,209
Other current assets	26,590	18,706

Total current assets	351,033	368,134
Property and equipment, net	30,016	33,937
Deferred tax assets	11,104	5,023
Intangibles, net	306,257	320,066
Goodwill, net	151,319	102,039
Notes receivable, net	21,580	23,661
Other non-current assets	28,550	41,307

Total assets	$899,859	$894,167

LIABILITIES
Current liabilities:
Premiums payable to insurance carriers	$77,904	$74,145
Current portion of long term debt	12,500	12,500
Income taxes payable	—	3,045
Due to principals and/or certain entities they own	26,966	37,886
Accounts payable	27,281	30,584
Accrued liabilities	70,868	70,855

Total current liabilities	215,519	229,015

Long term debt	111,250	93,750
Deferred tax liabilities	123	1,605
Convertible senior notes	96,657	91,887
Other non-current liabilities	64,287	71,960

Total liabilities	487,836	488,217

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value: Authorized 200,000 shares; none issued	—	—
Common stock, $0.10 par value: Authorized 180,000 shares; 47,085 and 46,656 issued and 39,862 and 40,749 outstanding, respectively	4,709	4,665
Additional paid-in capital	900,946	905,774
Accumulated deficit	(364,329)	(391,202)
Treasury stock, 7,223 and 5,907 shares, respectively, at cost	(128,533)	(112,278)
Accumulated other comprehensive loss	(770)	(1,009)

Total stockholders’ equity	412,023	405,950

Total liabilities and stockholders’ equity	$899,859	$894,167

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Year Ended December 31,
	2012	2011	2010
Revenue:
Commissions and fees	$1,061,738	$1,013,392	$981,917
Operating expenses:
Commissions and fees	322,330	330,179	303,794
Compensation expense—employees	293,531	267,528	256,181
Fees to principals	137,988	135,911	161,958
Non-compensation expense	162,229	153,357	156,538
Amortization of intangibles	33,519	32,478	33,013
Depreciation	12,339	12,553	12,123
Impairment of goodwill and intangible assets	33,015	11,705	2,901
Gain on sale of businesses, net	(4,763)	(1,238)	(10,295)
Change in estimated acquisition earn-out payables	9,485	(414)	—
Management contract buyout	17,336	—	—

Total operating expenses	1,017,009	942,059	916,213
Income from operations	44,729	71,333	65,704
Non-operating income and expenses
Interest income	$2,253	$3,333	$3,854
Interest expense	(16,572)	(15,733)	(18,533)
Gain on early extinguishment of debt	—	—	9,711
Other, net	4,985	6,386	8,303

Non-operating income and expenses, net	(9,334)	(6,014)	3,335
Income before income taxes	35,395	65,319	69,039
Income tax expense	5,457	28,387	26,481

Net income	$29,938	$36,932	$42,558

Earnings per share:
Basic	$0.74	$0.86	$1.00

Diluted	$0.71	$0.84	$0.96

Weighted average shares outstanding:
Basic	40,231	42,867	42,638

Diluted	42,133	43,863	44,136

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$29,938	$36,932	$42,558
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(6)	(183)	111
Unrealized gain (loss) on cash flow hedge	245	(810)	(226)

Other comprehensive income (loss), net of tax	239	(993)	(115)

Comprehensive income	$30,177	$35,939	$42,443

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Common shares outstanding	Par value	Additional paid-in capital	Accumulated deficit	Treasury stock	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2009	41,363	$4,414	$876,563	$(438,109)	$(102,930)	$99	$340,037

Net Income	—	—	—	42,558	—	—	42,558
Translation adjustments, net of tax effect of $0	—	—	—	—	—	111	111
Unrealized loss on derivative transactions, net of tax effect of $199	—	—	—	—	—	(226)	(226)
Common stock repurchased	(444)	—	—	—	(5,853)	—	(5,853)
Common stock issued for contingent consideration	648	—	—	(25,033)	30,053	—	5,020
Stock issued through Employee Stock Purchase Plan	114	—	(1)	(4,408)	5,272	—	863
Stock-based awards exercised/lapsed, including tax benefit	1,821	182	13,344	—	—	—	13,526
Shares cancelled to pay withholding taxes	—	—	(2,107)	—	—	—	(2,107)
Amortization of unearned stock-based compensation, net of cancellations	—	—	9,202	(3)	—	—	9,199
Dividend equivalents of stock-based awards	—	—	—	(68)	—	—	(68)
Other	—	—	(3,157)	—	—	—	(3,157)
Purchase call of options	—	—	(33,913)	—	—	—	(33,913)
Tax benefit from purchase call of options	—	—	11,614	—	—	—	11,614
Sale of warrants	—	—	21,025	—	—	—	21,025
Equity component of convertible senior notes, net of deferred tax liability	—	—	23,407	—	—	—	23,407
Equity component of issuance costs	—	—	(1,166)	—	—	—	(1,166)
Extinguishment of 2007 convertible senior notes equity component	—	—	(12,658)	—	—	—	(12,658)

Balance at December 31, 2010	43,502	$4,596	$902,153	$(425,063)	$(73,458)	$(16)	$408,212

Net Income	—	—	—	36,932	—	—	36,932
Translation adjustments, net of tax effect of $(41)	—	—	—	—	—	(183)	(183)
Unrealized loss on derivative transactions, net of tax effect of $475	—	—	—	—	—	(810)	(810)
Common stock repurchased	(3,531)	—	—	—	(42,765)	—	(42,765)
Stock issued through Employee Stock Purchase Plan	85	—	—	(3,071)	3,945	—	874
Stock-based awards exercised/lapsed, including tax benefit	693	69	1,377	—	—	—	1,446
Shares cancelled to pay withholding taxes	—	—	(3,033)	—	—	—	(3,033)
Amortization of unearned stock-based compensation, net of cancellations	—	—	5,413	—	—	—	5,413
Other	—	—	(136)	—	—	—	(136)

Balance at December 31, 2011	40,749	$4,665	$905,774	$(391,202)	$(112,278)	$(1,009)	$405,950

Net Income	—	—	—	29,938	—	—	29,938
Translation adjustments, net of tax effect of $3	—	—	—	—	—	(6)	(6)
Unrealized gain on cash flow hedge, net of tax effect of $(160)	—	—	—	—	—	245	245
Common stock repurchased	(1,403)	—	—	—	(20,257)	—	(20,257)
Stock issued through Employee Stock Purchase Plan	87	—	—	(3,065)	4,002	—	937
Stock-based awards exercised/lapsed, including tax benefit	429	44	(498)	—	—	—	(454)
Shares cancelled to pay withholding taxes	—	—	(4,125)	—	—	—	(4,125)
Amortization of unearned stock-based compensation, net of cancellations	—	—	708	—	—	—	708
Other	—	—	(913)	—	—	—	(913)

Balance at December 31, 2012	39,862	$4,709	$900,946	$(364,329)	$(128,533)	$(770)	$412,023

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flow from operating activities:
Net income	$29,938	$36,932	$42,558
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred taxes	(9,041)	2,201	2,058
Stock-based compensation	708	5,463	17,336
Impairment of goodwill and intangible assets	33,015	11,705	2,901
Amortization of intangibles	33,519	32,478	33,013
Depreciation	12,339	12,553	12,123
Accretion of senior convertible notes discount	4,770	4,306	8,287
Gain on sale of businesses, net	(4,763)	(1,238)	(10,295)
Change in estimated acquisition earn-out payables	9,485	(414)	—
Payments on acquisition earn-outs in excess of original estimated payables	(830)	—	—
Loss on sublease	—	—	1,766
Bad debt expense	2,742	2,398	5,028
Gain on early extinguishment of debt	—	—	(9,711)
Other, net	(125)	(1,916)	(3,460)
(Increase) decrease in operating assets:
Fiduciary funds-restricted related to premium trust accounts	(3,896)	11,736	(6,716)
Commissions, fees and premiums receivable, net	(14,581)	713	7,032
Due from principals and/or certain entities they own	(871)	3,742	4,567
Notes receivable, net—current	(1,824)	1,514	3,603
Other current assets	(8,048)	(1,276)	(2,990)
Notes receivable, net—non-current	1,778	4,227	(8,068)
Other non-current assets	1,244	2,960	1,755
Increase (decrease) in operating liabilities:
Premiums payable to insurance carriers	3,211	(13,025)	5,150
Income taxes payable	(3,088)	2,879	2,351
Due to principals and/or certain entities they own	(11,093)	218	1,142
Accounts payable	(5,530)	(5,725)	14,099
Accrued liabilities	(4,354)	5,448	(3,551)
Other non-current liabilities	(11,629)	(1,702)	(546)

Total adjustments	23,138	79,245	76,874

Net cash provided by operating activities	53,076	116,177	119,432

Cash flow from investing activities:
Proceeds from disposal of businesses	10,276	3,702	5,670
Purchases of property and equipment, net	(8,311)	(8,859)	(12,376)
(Payments for) proceeds from acquired firms, net of cash	(78,882)	(48,685)	305
Payments for contingent consideration	(6,885)	(80)	(13,302)
Change in restricted cash	—	—	10,000

Net cash used in investing activities	(83,802)	(53,922)	(9,703)

Cash flow from financing activities:
Payments on acquisition earn-outs	(9,112)	—	—
Borrowings on revolving credit facility	35,000	—	—
Payments on revolving credit facility	(5,000)	—	(40,000)
Proceeds from long term debt	—	—	125,000
Repayment of long term debt	(12,500)	(12,500)	(6,250)
Long term debt costs	—	—	(4,017)
Proceeds from issuance of senior convertible notes	—	—	125,000
Senior convertible notes issuance costs	—	—	(4,123)
Repayment of senior convertible notes	—	—	(219,650)
Senior convertible notes tender offer costs	—	—	(800)
Purchase of call options	—	—	(33,913)
Sale of warrants	—	—	21,025
(Payments for) proceeds from stock-based awards, including tax benefit	(454)	1,446	3,010
Shares cancelled to pay withholding taxes	(4,125)	(3,033)	(2,107)
Repurchase of common stock	(19,750)	(41,757)	—
Dividends paid	—	(2)	(68)

Net cash used in financing activities	(15,941)	(55,846)	(36,893)

Effect of exchange rate changes on cash and cash equivalents	(72)	—	—
Net (decrease) increase in cash and cash equivalents	(46,739)	6,409	72,836
Cash and cash equivalents, beginning of the year	135,239	128,830	55,994

Cash and cash equivalents, end of the year	$88,500	$135,239	$128,830

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$33,126	$24,686	$27,203

Cash paid for interest	$10,391	$8,764	$6,784

Non-cash transactions:
See Note 16

See accompanying notes to consolidated financial statements.

Note 1—Summary of Significant Accounting Policies

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All dollar amounts in the tables herein, except per share data, are stated in thousands unless otherwise indicated.

During the year ended December 31, 2012, the Company made out of period adjustments relating to certain accruals. The Company has evaluated the effects of these out of period adjustments and concluded that they impacted net income by $0.3 million and are not material to the current period or any of the Company’s previously issued quarterly or annual consolidated financial statements.

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

Principles of Consolidation

The consolidated financial statements include the accounts of NFP and its majority-owned subsidiaries, its controlled subsidiaries and VIEs for which NFP is considered to be the primary beneficiary. All intercompany balances and transactions have been eliminated. The Company consolidates all investments in affiliates in which the Company’s ownership exceeds 50 percent or where the Company has control. In addition, the Company consolidates any VIE for which the Company is considered the primary beneficiary. The primary beneficiary is the party that has a controlling financial interest in an entity. In order for a party to have a controlling financial interest in an entity it must have (1) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance (the “power criterion”) and (2) the obligation to absorb losses of an entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE (the “losses/benefits criterion”).

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

See “Note 2—Variable Interest Entities.”

Net capital

Certain subsidiaries of NFP are subject to the Securities and Exchange Commission Net Capital Requirements for Brokers or Dealers (Rule 15c3-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), which requires the maintenance of minimum net capital. As of December 31, 2012, these subsidiaries had aggregate net capital of $21.3 million, which was $18.4 million in excess of aggregate minimum net capital requirements of $2.9 million. These subsidiaries do not carry client accounts and are not subject to the reserve requirements stated in Exchange Act Rule 15c3-3.

Cash and cash equivalents

Cash and cash equivalents principally consist of demand deposits with financial institutions and highly liquid investments with quoted market prices having maturities of three months or less when purchased.

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

Fair Value Measurements

Fair value accounting establishes a framework for measuring fair value, which is defined as the price that would be received in the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (i.e., an exit price). This framework includes a fair value hierarchy that prioritizes the inputs to the valuation technique used to measure fair value.

The classification of a financial instrument within the valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels of the hierarchy in order of priority of inputs to the valuation technique are defined as follows:

Level 1	—	Valuations are based on unadjusted quoted prices in active markets for identical financial instruments;

Level 2	—	Valuations are based on quoted market prices, other than quoted prices included in Level 1, in markets that are not active or on inputs that are observable either directly or indirectly for the full term of the financial instrument; and

Level 3	—	Valuations are based on pricing or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement of the financial instrument. Such inputs may reflect management’s own assumptions about the assumptions a market participant would use in pricing the financial instrument.

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, fiduciary funds-restricted related to premium trust accounts, premiums payable to insurance carriers and the current portion of long-term debt approximate fair value because of the short-term maturity of these instruments. Such amounts are reflected as Level 1 within the fair value hierarchy. The carrying amounts of the Company’s notes receivable, net approximate fair value because they are short term in nature and/or carry interest rates which are comparable to market-based rates. The carrying amount of NFP’s long-term debt approximates fair value since the $225.0 million credit agreement, among NFP, the lenders party thereto and Bank of America, N.A., as administrative agent (the “2010 Credit Facility”) bears interest at a variable rate. See “Note 7—Borrowings” for the reported fair value amount of the $125.0 million principal amount of 4.0% convertible senior notes due June 15, 2017 (the “2010 Notes”).

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

All of the Company’s transactions have been accounted for using the acquisition method, and their related net assets and results of operations were included in the Company’s consolidated financial statements commencing on their respective acquisition dates. Certain of the acquisitions have provisions for additional earn-outs based upon the financial results achieved over a multi-year period. In connection with these acquisitions, the Company records the estimated value of the net tangible assets purchased and the value of the identifiable intangible assets purchased, which typically consist of book of business, management contracts and non-compete agreements.

Book of Business: The Company refers to a book of business as the acquired firm’s existing client relationships that provide a significant source of income through recurring revenue over the course of the economic life of the relationships. NFP estimates the useful life of a book of business to be typically 10 years.

Management Contract: The management contract secures the services of the principal(s) and encourages growth of the business through the terms of the agreement. The compensation terms are generally such that the principals receive 100 percent of the differential between base earnings and target earnings. The management contracts generally include three-year non-compete agreements which become effective upon termination of the contract and therefore discourage the possibility of competition against NFP. NFP views the value of the management contract as being based on the future expectation of the principals’ ability to replace the diminishing acquired book of business, such that base earnings is maintained on an ongoing basis. NFP estimates the useful life of a management contract to be 25 years, based on an assumed average service life of the principals.

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

Goodwill: Goodwill is the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. In the case of NFP’s businesses, goodwill is expected to represent the value associated with workforce, management expertise, the value of future cash flow generated beyond the useful lives of the existing books of businesses and the management contract. If an earn-out payable is recorded, such liability would be an offset to an increase in goodwill.

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

Management Contract Buyouts

In management contract buyouts, NFP either purchases the entity (the “Management Company”) that is owned by the principals and is a party to the management contract, or purchases a principal’s economic interest in the management contract. In either scenario, NFP is acquiring a greater economic interest in the cash flows of the underlying business than it had prior to the management contract buyout. The principals of such businesses who enter into the management contract buyouts with NFP generally become employees of the business who are party to employment contracts, and are subject to certain non-competition and non-solicitation covenants during the term of the employment contract and for a period thereafter. Management contract buyouts result in an expense to NFP. Additional payments may be paid to the former principals upon the satisfaction of certain compounded growth rate thresholds following the closing of the transaction.

There are three accounting impacts to NFP as a result of the management contract buyouts:

•

The actual termination of the management contract is reflected as a change “in the extent or manner in which the long lived asset is being used,” and the contract is therefore impaired in accordance with ASC 360. This is reflected in NFP’s consolidated statements of income as an impairment of goodwill and intangible assets.

•

The purchase of a Management Company or a principal’s economic interest in the management contract results in the termination of the management contract. The termination of the management contract is treated for accounting purposes as the settlement of an executory contract and the upfront consideration payment to each principal is expensed in the consolidated statements of income through management contract buyout.

•

Any subsequent consideration earned by the former principal is treated as compensation expense, as long as those earnings are tied to a requirement that the former principal continue employment. Earn-out payments that have no requirement of continued employment is expensed in the consolidated statements of income through management contract buyout.

Impairment of goodwill and other intangible assets

Goodwill and intangible assets not subject to amortization are tested at least annually for impairment, and are tested for impairment more frequently if events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company establishes an internal financial plan for each of its business lines and measures the actual performance of its business lines against these financial plans. Events or changes in circumstances include, but are not limited to: (i) when a business line experiences a significant deterioration in its Adjusted EBITDA compared to its financial plan or prior year performance, (ii) loss of key personnel, (iii) a decrease in NFP’s market capitalization below its book value or (iv) an expectation that a reporting unit will be sold or otherwise disposed of. If one or more indicators of impairment exist, NFP performs an evaluation to identify potential impairments. If an impairment is identified, NFP measures and records the amount of impairment loss.

Long-lived assets, such as purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company establishes an internal financial plan for each of its business lines and measures the actual performance of its business lines against these financial plans. Events or changes in circumstances include, but are not limited to: (i) when a business line experiences a significant deterioration in its Adjusted EBITDA compared to its financial plan or prior year performance, (ii) loss of key personnel, (iii) a change in the extent or manner in which the long-lived asset is being used (including, but not limited to, management contract buyouts) or (iv) a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of before the end of its previously estimated useful life.

See “Note 15—Goodwill and Other Intangible Assets—Impairment of non-amortizing intangible assets.”

Earn-outs

Additional earn-outs may be paid to the former owners of the business upon the satisfaction of certain compounded growth rate thresholds over the three-year period following the closing of the acquisition, or over a shorter, negotiated period. For acquisitions effective prior to January 1, 2009, earn-outs paid to the former owner of the businesses is considered to be additional purchase consideration and is accounted for as part of the purchase price of the Company’s acquired businesses when the outcome of the contingency is determined beyond a reasonable doubt.

For acquisitions completed after January 1, 2009, earn-out payables are recorded at fair value at the acquisition date under goodwill and are included on that basis in the purchase price consideration at the time of the acquisition. Subsequent changes in the fair value of earn-out obligations are recorded in the consolidated statements of income. The fair value of earn-out payables is based on the present value of the expected future payments to be made to the sellers of the acquired businesses in accordance with the provisions outlined in the respective purchase agreements. In determining fair value of the earn-out, the acquired business’s future performance is estimated using financial projections for the acquired business developed by management. These are measured against performance targets specified in each purchase agreement. The fair value of the Company’s earn-out payables is established using a simulation model in a risk-neutral framework. For each simulation path, the earn-out payments are calculated and then discounted to the valuation date. The value of the earn-out is then estimated to be the arithmetic average of all simulation paths.

See “Note 4—Commitments and Contingencies.”

Derivative Instruments

The Company has limited involvement with derivative financial instruments, and does not use financial instruments or derivatives for any trading or other speculative purposes. As of December 31, 2012, in connection with its credit facility, the Company had one interest rate swap agreement designated as a hedging instrument in a cash flow hedge. See “Note 8—Derivative Instruments and Hedging Activities.”

The Company recognizes derivative instruments as either assets or liabilities at fair value, and recognizes the changes in fair value of the derivative instruments based on the designation of the derivative. The designation of a derivative instrument as a hedge and its ability to meet the hedge accounting criteria determine how the change in fair value of the derivative instrument is reflected in the consolidated financial statements. A derivative qualifies for hedge accounting if, at inception, the Company expects the derivative to be highly effective in offsetting the underlying hedged cash flows or fair value and the Company fulfills the hedge documentation standards at the time the Company enters into the derivative contract. The asset or liability value of the derivative will change in tandem with its fair value. For derivative instruments that are designated and qualify as hedging instruments, the Company designates the hedging instrument based upon the exposure being hedged, as either a fair value hedge or a cash flow hedge. As of December 31, 2012, the Company does not have any outstanding derivative instruments designated as a hedging instrument in fair value hedges. The effective portion of the changes in fair value of the derivative that is designated as a hedging instrument in a cash flow hedge is recorded as a component of other comprehensive income. The ineffective portion of changes in the fair value of derivatives designated as cash flow hedges is recorded in earnings. The Company reviews the effectiveness of its hedging instruments on a quarterly basis, and recognizes the current period hedge ineffectiveness immediately in earnings.

The Company releases the derivative’s gain or loss from accumulated other comprehensive income (loss) to match the timing of the underlying hedged item’s effect on earnings.

Business Segments

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

Revenue recognition

The Company earns commissions on the sale of insurance policies and fees for the development, implementation and administration of benefits programs. Commissions and fees are generally paid each year as long as the client continues to use the product and maintains its broker of record relationship with the applicable NFP business. In some cases, fees earned are based on the amount of assets under administration or advisement. Asset-based fees are earned for administrative services or consulting related to certain benefits plans. Commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. First-year commissions are calculated as a percentage of the first twelve months’ premium on the policy and earned in the year that the policy is originated. In many cases, the Company receives renewal commissions for a period following the first year, if the policy remains in force. Insurance commissions are recognized as revenue when the following criteria are met: (1) the policy application and other carrier delivery requirements are substantially complete, (2) the premium is paid and (3) the insured party is contractually committed to the purchase of the insurance policy. Carrier delivery requirements may include additional supporting documentation, signed amendments and premium payments. Commissions earned on renewal premiums are generally recognized upon receipt from the carrier, since that is typically when the Company is first notified that such commissions have been earned. The Company carries an allowance for policy cancellations, which approximated $1.2 million at each of December 31, 2012, 2011 and 2010, that is periodically evaluated and adjusted as necessary. Miscellaneous commission adjustments are generally recorded as they occur. Contingent commissions are commissions paid by insurance underwriters and are based on the estimated profit and/or overall volume of business placed with the underwriter. Contingent commissions are recorded as revenue after the contractual period or when cash is received.

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

Stock-based compensation

The Company accounts for stock-based compensation expense in accordance with the applicable Financial Accounting Standards Board (the “FASB”) authoritative guidance, which requires the measurement and recognition of compensation expense based on estimated fair values for all share-based compensation awards made to employees and non-employees over the vesting period of the awards. Determining the fair value of share-based awards at the grant date requires judgment to identify the appropriate valuation model and make the assumptions, including the expected term of the stock options and expected stock price volatility, to be used in the calculation. Judgment is also required in estimating the percentage of share-based awards that are expected to be forfeited. The Company estimates the fair value of stock options granted using the Black-Scholes option-pricing model with assumptions based primarily on historical data.

Stock-based awards issued to the Company’s employees are classified as equity awards. The Company accounts for equity-classified stock-based awards issued to its employees based on the fair value of the award on the date of grant and recorded as an expense as part of compensation expense—employees in the consolidated statements of income. The expense is recorded ratably over the service period, which is generally the vesting period. The offsetting entry is to additional paid in capital in stockholders’ equity.

The Company has not issued stock-based awards to its principals since the accelerated vesting date in 2010 of the restricted stock units (“RSUs”) awarded under the Long-Term Equity Incentive Plan. All stock-based awards that were previously issued to the Company’s principals are classified as liability awards, as principals are non-employees. The Company previously measured the fair value of the liability-classified stock-based awards at the earlier of the date at which the performance was completed or when a performance commitment had been reached. The Company’s stock-based awards to principals did not have disincentives for non-performance other than forfeiture of the award by the principals and therefore the Company measured the fair value of the award when the performance was completed by the principal, which was the completion of the vesting period. The Company accounted for liability-classified stock-based awards issued to its principals as part of fees to principals expense in the consolidated statements of income. Liability-classified stock-based compensation was adjusted each reporting period to account for subsequent changes in the fair value of NFP’s common stock. The offsetting entry was to accrued liabilities. As of December 31, 2012, the Company does not have any outstanding stock-based liability awards.

See “Note 11—Stock Incentive Plans.”

Earnings per share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock.

The Company’s potentially dilutive shares include outstanding stock awards, shares issuable under the employee stock purchase plan, and stock-based contingent consideration. Diluted earnings per share may also reflect shares issuable upon conversion of the 2010 Notes, or an exercise of the warrants relating to the 2010 Notes (see “Note 7—Borrowings”).

Since the principal amount of the 2010 Notes will be settled in cash upon conversion, only amounts in excess of the principal amount are included in the calculation of diluted earnings per share. As such, the 2010 Notes only have an impact on diluted earnings per share if the weighted average market price of NFP’s common stock exceeds the conversion price of the 2010 Notes of $12.87. Similarly, the warrants only have an impact on diluted earnings per share if the average market price of NFP’s common stock exceeds the exercise price of the warrants of $15.77. If the average market price of NFP’s common stock exceeds the conversion or exercise price, the Company includes the effect of the additional shares that may be issued upon conversion of the 2010 Notes or exercise of the warrants using the treasury stock method in the diluted earnings per share calculation. For the years ended December 31, 2012 and 2011, NFP’s weighted average stock price was $15.28 and $12.91, respectively.

The computations of basic and diluted earnings per share are as follows:

	For the years ended December 31,
	2012	2011	2010
Basic:
Net income	$29,938	$36,932	$42,558

Weighted average number of shares outstanding	40,231	42,867	42,634
Contingent consideration and incentive payments	—	—	4

Total	40,231	42,867	42,638
Basic earnings per share	$0.74	$0.86	$1.00

Diluted:
Net income	$29,938	$36,932	$42,558

Weighted average number of shares outstanding	40,231	42,867	42,634
Contingent consideration and incentive payments	—	140	16
Stock-based compensation	374	826	1,486
Convertible senior notes	1,526	23	—
Other	2	7	—

Total	42,133	43,863	44,136

Diluted earnings per share	$0.71	$0.84	$0.96

For the years ended December 31, 2012, 2011 and 2010, the calculation of diluted earnings per share excluded approximately 572,981; 674,126 and 783,132 shares of stock-based awards, respectively, because the effect would be anti-dilutive.

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

Recently issued accounting guidance

Fair Value—In May 2011, new accounting guidance on fair value measurements was issued, which requires updates to fair value measurement disclosures to conform to U.S. GAAP and International Financial Reporting Standards. This guidance includes additional disclosure requirements about Level 3 fair value measurements and is effective for interim and annual periods beginning after December 15, 2011. The adoption of the new guidance did not affect the Company’s financial position, results of operations or cash flows, but required additional disclosure (see “Note 4—Commitments and Contingencies—Earn-outs” and “Note 15—Goodwill and Other Intangible Assets—Impairment of non-amortizing intangible assets”).

Comprehensive Income—In June 2011, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance which requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The adoption of this guidance did not have a material effect on the Company’s consolidated financial statements, but required a change in the presentation of the Company’s comprehensive income from the statement of stockholder’s equity, where it was previously disclosed. The Company elected to present a consolidated statement of comprehensive income separate from, but consecutive to, its consolidated statements of income.

Goodwill Impairment—In September 2011, the FASB issued authoritative guidance which simplifies goodwill impairment testing by allowing an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying value. An entity is no longer required to determine the fair value of a reporting unit unless it is more likely than not that the fair value is less than the carrying value. The guidance was effective for the Company during the first quarter of 2012 and did not have an impact on the Company’s consolidated financial statements (see “Note 15—Goodwill and Other Intangible Assets—Impairment of non-amortizing intangible assets”).

Offsetting Assets and Liabilities—In December 2011, the FASB issued authoritative guidance relating to disclosures about offsetting assets and liabilities. The guidance requires entities to disclose information about offsetting and related arrangements to enable users of its consolidated financial statements to understand the effect of those arrangements on its financial position. The guidance becomes effective for NFP as of January 1, 2013, and its adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

Indefinite-lived Intangible Assets—In July 2012, the FASB issued authoritative guidance to amend previous guidance on the annual and interim testing of indefinite-lived intangible assets for impairment. The guidance provides entities with the option of first assessing qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If it is determined, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not less than the carrying amount, a quantitative impairment test would still be required. The guidance becomes effective for NFP as of January 1, 2013, and its adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

Note 2—Variable Interest Entities

NFP historically utilized an acquisition model in which at the time of acquisition, the business, the principals (former owners), the Management Company and NFP entered into a management contract. Acquisition price was generally determined by first establishing a business’s earnings before owners’ compensation (“EBOC”). For purposes of determining the earnings split with the principals described below, the business’s EBOC is also referred to as “target earnings.” NFP would then capitalize a portion of the business’s target earnings, referred to as “base earnings,” and maintain a priority earnings position in base earnings on a yearly basis. The principals have a right to receive, in the form of fees to principals, the earnings of the business in excess of base earnings and up to target earnings. Earnings in excess of target earnings are typically shared between NFP and the principals in the same ratio as base earnings to target earnings. Additional earn-outs may be paid to the former owners of the business upon the satisfaction of certain compounded growth rate thresholds following the closing of the acquisition. The principals are subject to certain non-competition and non-solicitation covenants during the term of the management contract and for a period thereafter.

The FASB issued guidance requiring companies to provide enhanced disclosures about an enterprise’s involvement in a VIE. This guidance also requires an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE. As part of its qualitative assessment the Company has evaluated the following:

•	The sufficiency of NFP’s equity investments at risk to permit the Operating Companies to finance their activities without additional subordinated financial support.

•

That as a group, the holders of the equity investments at risk have: (i) the power through voting rights or similar rights to direct activities that most significantly impact the Operating Companies’ economic performance; (ii) the obligation to absorb the expected losses of the Operating Companies and such obligations are not protected directly or indirectly, and; (iii) the right to receive the expected residual return of the Operating Companies and such rights are not capped.

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

If an investment is determined to be a VIE, the Company then performs an analysis to determine if the Company is the primary beneficiary of the VIE. U.S. GAAP requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that has a controlling financial interest in an entity. In order for a party to have a controlling financial interest in an entity it must have: (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance (“power criterion”) and (ii) the obligation to absorb losses of an entity that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE (“losses/benefits criterion”).

As part of its qualitative assessment, NFP has concluded that it maintains the power criterion since the Company directs the activities that impact the underlying economics of the Operating Company. One example of such an activity is that NFP’s Firm Operating Committee, which is composed of senior employees across NFP’s departments, is responsible for monitoring performance and allocating resources and capital to the Operating Companies. Further, since NFP maintains a priority earnings position in the Operating Company’s target earnings (i.e., once the priority earnings position is satisfied, the principal will earn fees to principals which is recognized as an expense to NFP), and has the ability and obligation to absorb the losses of the Operating Company, NFP also meets the losses/benefits criterion.

Note 3—Property and Equipment

The following is a summary of property and equipment:

	For the years ended December 31,
	2012	2011
Furniture and fixtures	$13,477	$13,090
Computers and software	60,917	56,142
Office equipment	4,732	4,642
Leasehold improvements	36,203	36,711
Other	229	217

	115,558	110,802
Less: Accumulated depreciation and amortization	(85,542)	(76,865)

Property and equipment, net	$30,016	$33,937

Property and equipment, including leasehold improvements, are carried at cost, less accumulated depreciation and amortization. Expenditures for improvements are capitalized, and expenditures for maintenance and repairs are expensed to operations as incurred. Upon sale or retirement, the cost and related accumulated depreciation and amortization are removed from the accounts and the resulting gain or loss, if any, is reflected in other income. Depreciation is recognized on a straight line basis over the estimated useful lives of 5 years for furniture and fixtures, 3 years for computers and software and 5 years for equipment. Leasehold improvements are amortized on a straight line basis over the lesser of their estimated useful lives or the terms of the related leases.

Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $12.3 million, $12.6 million and $12.1 million, respectively.

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

In connection with the 2010 Credit Facility, NFP is exposed to changes in the benchmark interest rate, which is the London Interbank Offered Rate (“LIBOR”). To reduce this exposure, NFP executed a one-month LIBOR-based interest rate swap (the “Swap”) on July 14, 2010 to hedge $50.0 million of general corporate variable debt based on one-month LIBOR, beginning on April 14, 2011. The Swap has been designated as a hedging instrument in a cash flow hedge of interest payments on $50.0 million of borrowings under the term loan portion of the 2010 Credit Facility by effectively converting a portion of the variable rate debt to a fixed rate basis. The Company manages the Swap’s counterparty exposure by considering the credit rating of the counterparty, the size of the Swap, and other financial commitments and exposures between the Company and the counterparty. The Swap is transacted under International Swaps and Derivatives Association (ISDA) documentation.

NFPSI clears all of its securities transactions through clearing brokers on a fully disclosed basis. Pursuant to the terms of the agreements between NFPSI and the clearing brokers, the clearing brokers have the right to charge NFPSI for losses that result from a counterparty’s failure to fulfill its contractual obligations. This right applies to all trades executed through its clearing brokers, and therefore NFPSI believes there is no maximum amount assignable to this right. During the years ended December 31, 2012 and 2011, NFPSI had not been charged for any losses related to the counterparty’s failure to fulfill contractual rights.

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

Earn-outs

As discussed in “Note 14—Acquisitions and Divestitures,” for acquisitions consummated prior to January 1, 2009, earn-out payables are considered to be additional purchase consideration and is accounted for as part of the purchase price of the Company’s acquired businesses when the outcome of the contingency is determined beyond a reasonable doubt. Consequently, earn-outs paid to the former owners of the businesses is considered to be additional purchase consideration.

Regarding management contract buyouts, additional incentive payments may also be paid to former principals upon the satisfaction of certain compounded growth rate thresholds following the closing of the transaction. Such payments are expensed through NFP’s consolidated statements of income. The maximum payments associated with these transactions are detailed below:

	2013	2014	2015	2016	Total
Earn-out payables relating to acquisitions	$17,067	$25,019	$8,895	$29,605	$80,586
Additional incentive payments relating to management contract buyouts	402	2,906	—	—	3,308

Total potential obligations	$17,469	$27,925	$8,895	$29,605	$83,894

As of December 31, 2012, $27.3 million has been accrued out of a potential $83.9 million of potential obligations. Of this $27.3 million, $26.9 million are related to acquisitions and $0.4 million related to management contract buyouts.

Incentive plans

As of December 31, 2012, NFP maintained an incentive plan for principals and certain employees of its businesses, the Annual Principal Incentive Plan (the “PIP”). Certain employees also participate in employee-specific bonus programs that are earned on specified growth thresholds.

The PIP is designed to reward the performance of a business based on performance targets and the business’s earnings growth. NFP calculates and includes the expense related to the PIP accrual in fees to principals expense. NFP’s Executive Management Committee, in its sole discretion, is able to adjust any performance target as necessary to account for changed business circumstances.

The Company paid $10.7 million in cash in 2010, included within fees to principals expense, relating to an incentive plan for the 12-month performance period ending September 30, 2010 (the “2010 PIP”). The 2010 PIP was established such that the greater a business’s earnings growth rate exceeded its performance target rate for the 12-month performance period, the higher the percentage of the business’s earnings growth the Company would pay under the 2010 PIP.

The Company paid $7.3 million in cash in 2012, included within fees to principals expense, relating to an incentive plan for the 15-month performance period of October 1, 2010 through December 31, 2011 (the “2011 PIP”). With the 2011 PIP, management migrated to an incentive program that rewards only incremental growth.

As of December 31, 2012 the Company has accrued $5.8 million to the extent a business’s earnings exceed certain performance targets. The accrual, which was included within fees to principals expense, relates to the incentive plan for the 12-month performance period ending December 31, 2012, the terms of which were materially consistent with previous PIPs. Cash incentive payments will be made in the first quarter of 2013.

Leases

The Company rents office space under operating leases with various expiration dates. Future minimum lease commitments under these operating leases as of December 31, 2012 are as follows:

	2013	2014	2015	2016	2017	Thereafter through 2023	Total
Operating lease obligations	$26,297	$24,385	$20,986	$17,521	$13,082	$58,273	$160,544
Less sublease arrangements	(4,606)	(4,501)	(2,335)	—	—	—	(11,442)

Total minimum lease obligations	$21,691	$19,884	$18,651	$17,521	$13,082	$58,273	$149,102

Rent expense for the years ended December 31, 2012, 2011 and 2010, approximated $33.2 million, $35.0 million and $35.1 million, respectively.

Borrowings

See “Note 7—Borrowings” for the scheduled long-term debt principal repayments under the 2010 Credit Facility and total cash obligations under the 2010 Notes.

Note 5—Notes Receivable, Net

A rollforward of notes receivable for the year ended December 31, 2012 consists of the following:

	As of December 31, 2011	New Notes	Discount	Paid down	Change in allowance	As of December 31, 2012
Notes receivable from Principals and/or certain entities they own	$26,868	$7,670	$—	$(9,325)	$—	$25,213
Notes received in connection with dispositions	9,526	6,235	—	(5,009)	—	10,752
Other notes receivable	4,878	1,922	53	(745)	—	6,108

	41,272	15,827	53	(15,079)	—	42,073

Less: allowance for uncollectible notes	(13,387)	—	—	—	(1,446)	(14,833)

Total notes receivable, net	$27,885	$15,827	$53	$(15,079)	$(1,446)	$27,240

The following table represents the rollforward of the allowance for uncollectible notes for the year ended December 31, 2012:

	As of December 31, 2011	Charge-offs	Recoveries	Provision	As of December 31, 2012
Notes receivable from Principals and/or certain entities they own	$(4,160)	$—	$415	$(1,391)	$(5,136)
Notes received in connection with dispositions	(7,177)	—	335	(805)	(7,647)
Other notes receivable	(2,050)	—	—	—	(2,050)

Total allowance for uncollectible notes	$(13,387)	$—	$750	$(2,196)	$(14,833)

A rollforward of notes receivable for the year ended December 31, 2011 consists of the following:

	As of December 31, 2010	New Notes	Discount	Paid down	Change in allowance	As of December 31, 2011
Notes receivable from Principals and/or certain entities they own	$32,157	$6,400	$—	$(11,689)	$—	$26,868
Notes received in connection with dispositions	12,971	—	—	(3,445)	—	9,526
Other notes receivable	3,522	2,028	58	(730)	—	4,878

	48,650	8,428	58	(15,864)	—	41,272

Less: allowance for uncollectible notes	(11,798)	—	—	—	(1,589)	(13,387)

Total notes receivable, net	$36,852	$8,428	$58	$(15,864)	$(1,589)	$27,885

The following table represents the rollforward of the allowance for uncollectible notes for the year ended December 31, 2011:

	As of December 31, 2010	Charge-offs	Recoveries	Provision	As of December 31, 2011
Notes receivable from Principals and/or certain entities they own	$(3,583)	$735	$923	$(2,235)	$(4,160)
Notes received in connection with dispositions	(8,215)	825	376	(163)	(7,177)
Other notes receivable	—	—	—	(2,050)	(2,050)

Total allowance for uncollectible notes	$(11,798)	$1,560	$1,299	$(4,448)	$(13,387)

Notes receivable bear interest at rates typically between 3% and 8% (with a weighted average of 5.8% at December 31, 2012), and 3% and 11% (with a weighted average of 7.1% at December 31, 2011), and mature at various dates through April 1, 2023. Notes receivable from principals and/or Management Companies are generally taken on a full recourse basis to the principal and/or such Management Company.

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

In accordance with NFP’s reserve methodology relating to promissory notes, a majority of past due notes greater than 90 days have been provided for in the total allowance for uncollectible notes as of December 31, 2012 and 2011.

An aging of past due notes receivable including interest outstanding at December 31, 2012 is as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due
Notes receivable from Principals and/or certain entities they own	$3	$3	$3,395	$3,401
Notes received in connection with dispositions	12	—	5,969	5,981
Other notes receivable	—	—	2,068	2,068

Total	$15	$3	$11,432	$11,450

An aging of past due notes receivable including interest outstanding at December 31, 2011 is as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due
Notes receivable from Principals and/or certain entities they own	$179	$44	$2,977	$3,200
Notes received in connection with dispositions	—	—	5,986	5,986
Other notes receivable	—	—	2,051	2,051

Total	$179	$44	$11,014	$11,237

Note 6—Accrued Liabilities

Accrued liabilities consists of the following:

	For the years ended December 31,
	2012	2011
Short-term contingent consideration payable	$10,743	$10,663
Principal incentive programs	6,622	9,130
Employee compensation payable	29,041	18,698
Other	24,462	32,364

Total accrued liabilities	$70,868	$70,855

Note 7—Borrowings

Termination of 2006 Credit Facility

On June 9, 2010, NFP executed the fourth amendment (the “Fourth Amendment”) to the credit agreement among NFP, the lenders party thereto and Bank of America, N.A., as administrative agent (as amended, the “2006 Credit Facility”). Pursuant to the Fourth Amendment, NFP was permitted to issue the 2010 Notes and, subject to certain conditions set forth in the Fourth Amendment, use an amount equal to the gross proceeds of the offering of the 2010 Notes to purchase, redeem or defease NFP’s 0.75% convertible senior notes due February 1, 2012 (the “2007 Notes”). On June 30, 2010, NFP paid all principal outstanding and interest due under the 2006 Credit Facility. On July 8, 2010, NFP terminated the 2006 Credit Facility and entered into the 2010 Credit Facility. The Company was in compliance with all of its debt covenants under the 2006 Credit Facility, through the date of termination.

Retirement of 2007 Notes

On June 9, 2010, NFP commenced a cash tender offer (the “Tender Offer”) for any and all of the 2007 Notes. The Tender Offer expired on July 7, 2010 (the “Expiration Date”). As of the Expiration Date, $229.9 million aggregate principal amount of 2007 Notes were validly tendered and accepted by NFP. The aggregate consideration (including accrued and unpaid interest) for the accepted 2007 Notes of approximately $220.3 million was delivered to the tendering holders. On August 10, 2010, the remaining outstanding $100,000 principal amount of the 2007 Notes was repurchased in a privately-negotiated transaction, executed on the same terms as the Tender Offer, for consideration of approximately $0.1 million (including accrued and unpaid interest). As of December 31, 2010, no 2007 Notes remained outstanding. In connection with the expiration of the Tender Offer, the convertible note hedge and warrant transactions entered into concurrently with NFP’s offering of the 2007 Notes were terminated in their entirety for a de minimis amount. The Company recognized a net gain of approximately $9.7 million related to these transactions for the year ended December 31, 2010.

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

Upon conversion, NFP will pay the principal portion of converted 2010 Notes in cash based on a daily conversion value calculated on a proportionate basis for each trading day of the relevant 60 trading day observation period. If the daily conversion value exceeds the principal portion of converted 2010 Notes, NFP may deliver, at its election, cash, common stock, or a combination of cash and common stock, in an amount equal to the excess of the daily conversion value over the principal portion of converted 2010 Notes for such trading day. The initial conversion rate for the 2010 Notes was 77.6714 shares of common stock per $1,000 principal amount of 2010 Notes, equivalent to a conversion price of approximately $12.87 per share of common stock. The conversion price is subject to adjustment in some events but is not adjusted for accrued interest. In addition, if a “fundamental change” (as defined in the indenture governing the 2010 Notes) occurs prior to the maturity date, NFP will, in some cases and subject to certain limitations, increase the conversion rate for a holder that elects to convert its 2010 Notes in connection with such fundamental change.

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

2010 Credit Facility

On July 8, 2010, NFP entered into the 2010 Credit Facility. The 2010 Credit Facility is structured as (i) a $100.0 million four-year revolving credit facility that includes a $35.0 million sub-limit for standby letters of credit and a $10.0 million sub-limit for the issuance of swingline loans and (ii) a $125.0 million four-year term loan facility. The term loan facility requires 2.5% quarterly principal amortization payments, beginning on September 30, 2010, with the remaining balance of the term loan facility payable on the maturity date of the 2010 Credit Facility, which is July 8, 2014. On April 28, 2011, NFP entered into the First Amendment (the “First Amendment”) to the 2010 Credit Agreement. On October 30, 2012, NFP entered into the Second Amendment to the 2010 Credit Agreement.

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

The foregoing description of the 2010 Credit Facility is not complete and is qualified by reference to the full text of the 2010 Credit Facility.

Scheduled long-term debt principal repayments under the 2010 Credit Facility and total cash obligations under the 2010 Notes consist of the following:

	2013	2014	2015	2016	Thereafter through 2017	Total
2010 Credit Facility	$12,500	$111,250	$—	$—	$—	$123,750
2010 Notes	$5,000	$5,000	$5,000	$5,000	$127,292	$147,292

Total obligations	$17,500	$116,250	$5,000	$5,000	$127,292	$271,042

The 2010 Credit Facility provides for the issuance of letters of credit of up to $35.0 million on NFP’s behalf, provided that, after giving effect to the letters of credit, NFP’s available borrowing amount was greater than zero. The Company was contingently obligated for letters of credit in the amount of less than $0.1 million as of December 31, 2012.

As of December 31, 2012, the year-to-date weighted average interest rate for NFP’s 2010 Credit Facility was 3.34%.

Subsequent to December 31, 2012, NFP terminated the 2010 Credit Facility and entered into a new $325.0 million credit facility governed by the Credit Agreement among NFP, the lenders party thereto and Bank of America, N.A., as administrative agent. See “Note 19—Subsequent Events.”

The liability and equity components related to the 2010 Notes consist of the following:

	For the years ended December 31,
	2012	2011
Principal amount of the liability component	$125,000	$125,000
Unamortized debt discount	(28,343)	(33,113)

Net carrying amount of the liability component	96,657	91,887

Carrying amount of the equity component	39,578	39,578

The unamortized debt discount will be amortized as additional interest expense through June 15, 2017. The equity component associated with the 2010 Notes was reflected as an increase to additional paid-in capital.

As of December 31, 2012, NFP’s 2010 Notes were fair valued at approximately $181.4 million, as measured based on market prices. The fair value measurement is classified within Level 2 of the hierarchy as an observable market input.

Note 8—Derivative Instruments and Hedging Activities

In connection with the 2010 Credit Facility, NFP executed the Swap on July 14, 2010 to hedge $50.0 million of general corporate variable debt based on one-month LIBOR, beginning on April 14, 2011. The Swap has been designated as a hedging instrument in a cash flow hedge by effectively converting a portion of the variable rate debt to a fixed rate basis. The fair value measurement is classified within Level 2 of the hierarchy as an observable market input.

The following table provides a summary of the fair value and balance sheet classification of the Swap:

	For the years ended December 31,
	2012	2011
Other non-current liabilities	$1,305	$1,710
Accumulated other comprehensive loss, net of tax of $514 in 2012, and $674 in 2011	791	1,036

Note 9—Retirement Plan

Effective January 1, 2001, NFP established the National Financial Partners Corp. 401(k) Plan (the “Plan”) under Section 401(k) of the Internal Revenue Code. NFP matches employee contributions at a rate of 50%, up to 6% percent of eligible compensation. Amounts charged to expense relating to the Plan were $4.6 million, $4.2 million and $3.9 million, for the years ended December 31, 2012, 2011 and 2010, respectively.

Note 10—Stockholders’ Equity

In connection with the issuance of the 2010 Notes, NFP purchased 125,000 call options for an aggregate premium of $33.9 million. NFP also sold warrants for an aggregate premium of $21.0 million. The net cost of the convertible note hedge and warrants to NFP was $12.9 million. These transactions were recorded as an adjustment to additional paid-in capital. See “Note 7—Borrowings” for a full discussion of the 2010 Notes and the related convertible note hedge and warrants transactions.

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

On February 6, 2012, the Board authorized a new repurchase of up to $50.0 million of NFP’s common stock on the open market, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors, including the limitations under the credit facility, capital availability, share price and market conditions. Through December 31, 2012, 830,537 shares were repurchased under this program at an average cost of $14.19 per share and a total cost of approximately $11.8 million. As of December 31, 2012, there remains an aggregate of approximately $38.2 million available for repurchases under this stock repurchase program. The Company currently intends to hold the repurchased shares as treasury stock.

For the year ended December 31, 2012, total shares repurchased during 2012 through both repurchase programs was 1,371,043 at an average cost of $14.40 and a total cost of approximately $19.8 million. NFP also reacquired 23,658 shares relating to the satisfaction of promissory notes and 7,905 shares relating to the disposal of a business.

Note 11—Stock Incentive Plans

Stock-based compensation

NFP is authorized under its 2009 Stock Incentive Plan to grant awards of stock options, stock appreciation rights, restricted stock, RSUs, performance units, performance-based awards or other stock-based awards that may be granted to officers, employees, principals, independent contractors and non-employee directors of the Company and/or an entity in which the Company owns a substantial ownership interest (such as a subsidiary of the Company). Any shares covered by outstanding options or other equity awards that are forfeited, cancelled or expire after April 15, 2009 without the delivery of shares under NFP’s Amended and Restated 1998 Stock Incentive Plan, Amended and Restated 2000 Stock Incentive Plan, Amended and Restated 2000 Stock Incentive Plan for Principals and Managers, Amended and Restated 2002 Stock Incentive Plan or Amended and Restated 2002 Stock Incentive Plan for Principals and Managers, may also be issued under the 2009 Stock Incentive Plan. Shares available for future grants under the 2009 Stock Incentive Plan totaled 1,451,051 as of December 31, 2012.

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

The Company has not issued stock-based awards to its principals since the accelerated vesting of certain RSUs in 2010, discussed below. All stock-based awards that were previously issued to the Company’s principals are classified as liability awards, as principals are non-employees. The Company previously measured the fair value of the liability stock-based awards at the earlier of the date at which the performance was completed or when a performance commitment had been reached. The Company’s stock-based awards to principals did not have disincentives for non-performance other than forfeiture of the award by the principals and therefore the Company measured the fair value of the award when the performance was completed by the principal, which was the completion of the vesting period. The Company accounted for liability classified stock-based awards issued to its principals as part of fees to principals expense in the consolidated statements of income. Liability classified stock-based compensation was adjusted each reporting period to account for subsequent changes in the fair value of NFP’s common stock. The offsetting entry was to accrued liabilities. Prior to June 30, 2010, the Company incorrectly accounted for stock-based awards issued to the Company’s principals as equity-classified awards, and therefore recognized stock-based compensation based on the Company’s stock price on the date of grant. The impact of the correction was not material to prior period financial statements. The cumulative impact of the adjustment was recognized in fees to principals during the second quarter of 2010 in an amount of $0.6 million. As of December 31, 2012, the Company does not have any outstanding liability awards.

On September 17, 2010, NFP accelerated the vesting of approximately 1.5 million RSUs granted to certain principals primarily through the 2009 Stock Incentive Plan, which funded the EIP. There was no acceleration of vesting for RSU awards granted to directors or executive officers of NFP. Payment upon vesting of such RSUs was made 60% in restricted shares and 40% in cash. These actions resulted in a pre-tax charge of $13.4 million for the year ended December 31, 2010.

Such RSUs became fully vested on September 17, 2010 with a fair market value based on the closing price of NFP’s common stock on the same day of $12.61. The restricted shares issued upon the accelerated vesting of such RSUs were primarily subject to liquidity restrictions until November 24, 2012, which is the original vesting date of the RSUs awarded under the 2009 Stock Incentive Plan.

NFP’s current CEO will not stand for re-election to the Board following the end of the 2013-2014 term of office; consequently, the Company recognized a reversal of $4.7 million related to certain RSUs awarded to NFP’s current CEO scheduled to vest on February 15, 2015, February 15, 2016 and February 15, 2017.

All stock-based compensation related to firm employees, activities and principals have been included in operating expenses. Summarized below is the amount of stock-based compensation allocated in the consolidated statements of income:

	For the years ended December 31,
	2012	2011	2010
Operating expenses:
Compensation expense—employees	$708	$5,413	$6,548
Fees to principals	—	49	18,184

Total stock-based compensation cost	$708	$5,462	$24,732

As of December 31, 2012, there was $5.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.8 years. There were no stock-based compensation costs capitalized as part of purchase consideration during the years ended December 31, 2012, 2011 and 2010.

The following table sets forth activity relating to NFP’s RSUs:

	No. of Units	Weighted Average Grant Date Fair Value
Restricted stock units at December 31, 2009	3,337	$10.25
Granted	366	11.68
Conversions to common stock	(2,097)	10.00
Canceled	(105)	8.10

Restricted stock units at December 31, 2010	1,501	$11.11
Granted	332	13.66
Conversions to common stock	(625)	7.68
Canceled	(25)	7.56

Restricted stock units at December 31, 2011	1,183	$13.71
Granted	365	16.18
Conversions to common stock	(696)	6.80
Canceled	(47)	11.76

Restricted stock units at December 31, 2012	805	$20.91

RSUs are valued at the closing market price of NFP’s common stock on the date of grant.

Stock Options Awards

NFP has granted awards in the form of stock options. Stock option awards to employees are subject to a vesting period from three to five years.

The following table sets forth activity relating to NFP’s stock options:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	2,059	$14.18	2.4 Years
Granted	5	12.77
Exercised	(492)	10.03
Canceled	(58)	19.78

Outstanding at December 31, 2010	1,514	$15.32	1.7 Years
Granted	—	—
Exercised	(481)	10.00
Canceled	(56)	18.43

Outstanding at December 31, 2011	977	$17.76	1.0 Years
Granted	10	13.46
Exercised	(383)	10.00
Canceled	(272)	20.02

Outstanding at December 31, 2012	332	$24.71	1.1 Years	$59
Options exercisable at December 31, 2012	332	$24.71	1.1 Years	$59

The Company utilizes the Black-Scholes option pricing model to estimate the fair value of its service-based stock options. This pricing model uses assumptions related to stock price volatility, risk-free interest rates, expected term and dividend yield. Expected volatility was based on the historical levels of volatility of NFP’s stock for a period approximating the expected term. The risk-free interest rate was based on the U.S. Treasury yield in effect at the time of grant over the expected term. The expected term of service was based on the estimated period of time that the options are expected to remain unexercised, based upon the actual vesting schedule of the grant and terms of prior grants with similar characteristics. The dividend yield was based upon NFP’s current dividend yield in effect at the time of grant. The weighted average fair values of the options granted and weighted average assumptions were as follows (there were no stock option awards granted in 2011):

	For the year ended December 31, 2012	For the year ended December 31, 2011
Weighted average fair value options granted	$8.27	$9.42
Assumptions used:
Expected volatility	77.85%; 108.57%	81.53%
Risk-free interest rate	0.32%; 0.40%	1.90%
Expected term	3.5 years	7 years
Dividend yield	0.00%	0.00%

The Company reduced retained earnings by less than $0.1 million in 2011 and 2010 for dividend equivalents that were issued in 2011 and 2010, respectively.

Employee Stock Purchase Plan

Effective January 1, 2007, NFP established an Employee Stock Purchase Plan (“ESPP”). The ESPP is designed to encourage the purchase of common stock by NFP’s employees, further aligning interests of employees and stockholders and providing incentive for current employees. The ESPP enables all regular and part-time employees who have worked for NFP for at least one year to purchase shares of NFP common stock through payroll deductions of any whole dollar amount of eligible compensation, up to an annual maximum of $10,000. The employees’ purchase price is 85% of the lesser of the market price of the common stock on the first business day or the last business day of the quarterly offering period. The Company recognizes compensation expense related to the compensatory nature of the discount given to employees who participate in the ESPP, which was $0.2 million for each of the years ended December 31, 2012, 2011 and 2010. As of December 31, 2012, an aggregate of 2,739,419 shares of NFP common stock were available for issuance under the ESPP.

Note 12—Income Taxes

The components of the consolidated income tax provision are shown below:

	For the years ended December 31,
	2012	2011	2010
Current income taxes:
Federal	$15,872	$21,113	$20,039
Foreign	(680)	2,122	1,606
State and local	(694)	2,952	2,779

Total	$14,498	$26,187	$24,424

Deferred income taxes:
Federal	$(7,243)	$3,138	$3,706
Foreign	(1,249)	(419)	(2,369)
State and local income taxes, net of federal benefit	(549)	(519)	720

Total	$(9,041)	$2,200	$2,057

Provision for income taxes	$5,457	$28,387	$26,481

The provision for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income taxes as a result of the following differences:

	For the years ended December 31,
	2012	2011	2010
Income before income taxes	$35,395	$65,319	$69,039

Provision under U.S. tax rates	$12,388	$22,862	$24,164
Increase (decrease) resulting from:
Nondeductible goodwill impairment and contingent consideration	2,788	(343)	404
Disposal of subsidiaries	(7,205)	(99)	(633)
State and local income taxes, net of federal tax benefit	(1,171)	1,406	2,106
Adjustments to deferred tax assets and liabilities	—	743	(2,114)
Other	(30)	(61)	1,861
Adjustments related to uncertain tax positions	(1,782)	1,125	604
Foreign tax adjustments	(928)	2,754	89
Valuation allowance on capital loss carryforward	1,397	—	—

Income tax expense	$5,457	$28,387	$26,481

Deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of the assets and liabilities. They are measured by applying the enacted tax rates and laws in effect for the years in which such differences are expected to reverse. The significant components of the Company’s deferred tax assets and liabilities at December 31 are as follows:

	For the years ended December 31,
	2012	2011
Deferred tax assets:
Identified intangible assets	$10,098	$—
Stock-based compensation	2,636	7,233
Accrued liabilities and reserves	2,606	2,898
Bad debt	6,845	6,447
Deferred state taxes	5,810	7,520
Credits and carryforwards	5,418	5,960
Other	4,748	6,875

Total deferred tax assets	38,161	36,933
Valuation allowance	(8,921)	(9,113)

Deferred tax assets	$29,240	$27,820

Deferred tax liabilities:
Identified intangible assets	$—	$(2,027)
Convertible debt	(32)	(1,914)
Partnership interests	(3,217)	(3,340)
Other	(6,457)	(6,912)

Total deferred tax liabilities	(9,706)	(14,193)

Net deferred tax asset	$19,534	$13,627

The Company has federal net operating loss carryforwards of $0.2 million as of December 31, 2012 and none as of December 31, 2011. These carryforwards are subject to annual limitations on utilization and will begin to expire in 2032. The Company has federal capital loss carryforwards of $4.0 million as of December 31, 2012 and none as of December 31, 2011. These carryforwards are subject to annual limitations on utilization and will begin to expire in 2017.

The Company has state net operating loss carryforwards of $191.7 million and $168.9 million as of December 31, 2012 and December 31, 2011, respectively. The Company recorded no related deferred tax asset, net of valuation allowance, as of December 31, 2012 and $0.3 million as of December 31, 2011. These carryforwards are subject to annual limitations on utilization and will begin to expire at various dates from 2012 to 2032.

The Company has foreign net operating loss carryforwards of $0.8 million as of December 31, 2012 and December 31, 2011. These carryforwards are subject to annual limitations on utilization and will begin to expire at various dates from 2019 to 2021.

The Company has foreign tax credit carryforwards of $1.2 million as of December 31, 2012 and December 31, 2011. These carryforwards are subject to annual limitations on utilization and will begin to expire at various dates from 2019 to 2021.

A valuation allowance against certain state-deferred tax assets, including certain net operating loss carryforwards, of $6.1 million and $7.9 million has been recorded as of December 31, 2012 and December 31, 2011, respectively; because it is more likely than not that the benefit of these assets will not be realized in their separate state jurisdictions. A valuation allowance against foreign tax credit carryforwards of $1.2 million has been recorded as of both December 31, 2012 and December 31, 2011, due to the uncertainty of the realization of these credits. A valuation allowance against capital loss carryforwards of $1.6 million has been recorded as of December 31, 2012 and none as of December 31, 2011, due to the uncertainty of the realization of these carryforwards.

As of December 31, 2012, the Company has provided $2.7 million of deferred taxes, net of applicable foreign tax credits, relating to 2012 and prior earnings outside the United States that are not deemed indefinitely reinvested. The Company continues to evaluate whether to indefinitely reinvest earnings in certain foreign jurisdictions as it continues to analyze its financial structure. Currently, management intends to continue to reinvest earnings in Canadian jurisdictions indefinitely, and therefore has not recognized U.S. income tax expense on these earnings. However, the U.S. federal and state income taxes, net of applicable credits, on these Canadian unremitted earnings would have an immaterial impact on the Company’s deferred tax liability related to foreign unremitted earnings as of December 31, 2012.

The Company recognized, as an adjustment to additional paid-in capital, income tax benefits attributable to stock-based awards exercised/lapsed during the year of $1.5 million, $(0.8) million, and $(2.1) million in 2012, 2011, and 2010, respectively.

A reconciliation of the beginning and ending amounts of unrecognized tax benefits are as follows:

	For the years ended December 31,
	2012	2011	2010
Unrecognized tax positions balance at beginning of year	$28,474	$28,785	$32,778
Gross (decreases)/increases for tax positions of prior years	3,234	(192)	(7,021)
Gross increases for tax positions of current years	2,674	2,816	4,499
Settlements	(377)	—	(856)
Lapse of statute of limitations	(7,953)	(2,935)	(615)

Unrecognized tax positions balance at end of year	$26,052	$28,474	$28,785

The unrecognized tax benefits of $26.1 million include $10.0 million of tax benefits that if recognized, would affect the Company’s annual effective tax rate at December 31, 2012. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. Estimated interest and penalties related to the underpayment of income taxes and reported in income tax expense totaled ($1.6) million in 2012 and in total, as of December 31, 2012, the Company recorded a liability for potential penalties and interest of $5.7 million.

The Company believes that it is reasonably possible that the total amounts of unrecognized tax benefits could significantly decrease within the next twelve months due to the settlement of state income tax audits and expiration of statutes of limitations in various state and local jurisdictions, in an amount ranging from $1.3 million to $3.2 million based on current estimates.

As of December 31, 2012, the Company is subject to U.S. federal income tax examinations for the tax years 2009 through 2011, and to various state and local income tax examinations for the tax years 2004 through 2011.

Note 13—Related Party Transactions

Fees To Principals

As part of the management contract, NFP generally advances fees to principals and/or Management Companies on a monthly basis. At the end of each quarter, the Company records the contractual amount due to and from principals and/or Management Companies. At December 31, 2012 and 2011, amounts due to principals and/or Management Companies totaled $27.0 million and $37.9 million, respectively, and the amounts due from principals and/or Management Companies totaled $4.4 million and $4.3 million, respectively. Amounts earned by the principals and/or Management Companies are represented as fees to principals on the consolidated statements of income. As of December 31, 2012, the Company had $1.7 million in allowance for amounts due from principals and/or Management Companies.

Management Contract Buyouts

In management contract buyouts, NFP either purchases the Management Company, or purchases a principal’s economic interest in the management contract. In either scenario, NFP is acquiring a greater economic interest in the cash flows of the underlying business than it had prior to the management contract buyout. The principals who enter into the management contract buyouts with NFP generally become employees of the business who are party to employment contracts, and are subject to certain non-competition and non-solicitation covenants during the term of the employment contract and for a period thereafter. Incentive compensation is also a component of the employment contract. Management contract buyouts result in an expense to NFP. Additional payments may be paid to the former principals upon the satisfaction of certain compounded growth rate thresholds following the closing of the transaction.

The purchase of a Management Company or a principal’s economic interest in the management contract is economically and/or legally structured such that NFP is effectively terminating its contract with the principals and making them employees. Therefore, the upfront consideration payment to each principal for the termination of the contract is considered a cost to terminate the contract and is expensed in the consolidated statements of income. For the year ended December 31, 2012, NFP paid cash totaling $16.9 million relating to management contract buyouts completed in 2012. An accrual of $0.4 million was also included in management contract buyouts for earn-out payables scheduled to be paid.

Note 14—Acquisitions and Divestitures

Acquisitions

During 2012, NFP completed nine acquisitions and one step acquisition. The step acquisition consisted of NFP acquiring the remaining outstanding interests of Nemco Group, LLC (“Nemco”). Prior to this transaction, NFP owned a 38% minority preferred interest in Nemco. The acquisition date fair value of the preferred interest was $11.8 million and is included in the measurement of the consideration transferred in the table below. During 2011, NFP completed six acquisitions. No shares were issued in connection with the acquisitions or step acquisition completed during the years ended December 31, 2012 and 2011.

For acquisitions completed after January 1, 2009, the recorded purchase price includes an estimation of the fair value of liabilities associated with any potential short-term or long-term earn-out payments. Subsequent changes in the fair value of earn-out obligations are recorded in the consolidated statements of income when incurred. The fair value of earn-out payables is based on the present value of the expected future payments to be made to the sellers of the acquired businesses in accordance with the provisions outlined in the respective purchase agreements. The fair value of the earn-out payables is allocated to goodwill.

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

The purchase price, including direct costs associated with acquisitions accounted for as purchases and the allocations thereof, are summarized as follows:

	For the years ended December 31,
	2012	2011
Consideration:
Cash paid	$80,037	$49,143
Notes payable	165	—
Recorded earn-out payable	14,071	12,653
Fair value of previously held equity interest	11,800	—

Total consideration	$106,073	$61,796

Allocation of purchase price:
Net tangible assets	$408	$873
Cost assigned to intangibles:
Book of Business	$45,954	$23,816
Management Contract	—	5,395
Non-Compete Agreement	1,493	590
Goodwill, net of deferred taxes of $2.2 million in 2012, $2.9 million in 2011 and less than $0.1 million in 2010	58,218	31,122

Total	$106,073	$61,796

The above-mentioned acquisitions were all conducted in the CCG. The weighted average useful lives for the above acquired amortizable intangibles are as follows: book of businesses—10 years; management contracts—25 years; and non-compete agreements—5-6 years.

For the acquisitions completed during 2012, of the total goodwill of $58.2 million, $34.8 million is deductible for income tax purposes and $11.2 million is non-deductible. The remaining $12.2 million relates to earn-out payables and will not be deductible until it is earned and paid. For the acquisitions completed during 2011, of the total goodwill of $31.1 million, $18.1 million is deductible for income tax purposes and $2.7 million is non-deductible. The remaining $10.3 million relates to earn-out payables and will not be deductible until it is earned and paid.

The results of operations for the acquisitions completed during 2012 have been combined with those of the Company since their respective acquisition dates. The total revenues and income before income taxes from the acquisitions completed during 2012 and included in the Company’s consolidated statements of income for the year ended December 31, 2012 are $26.0 million and $5.0 million, respectively. If the acquisitions had occurred as of the beginning of the comparable prior annual reporting period, the Company’s estimated results of operations would be as shown in the following table:

	For the years ended December 31,
(Pro-forma—unaudited)	2012	2011
Total revenues	$1,074,574	$1,051,207
Income before income taxes	38,292	73,494
Net income	31,734	42,001
Net income per share:
Basic	$0.79	$0.98
Diluted	$0.75	$0.96
Weighted average number of shares outstanding:
Basic	40,231	42,867
Diluted	42,133	43,863

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred at January 1, 2012 and 2011, respectively, nor is it necessarily indicative of future operating results.

For acquisitions consummated prior to January 1, 2009, earn-out payments paid to sellers as a result of purchase agreement earn-out provisions are recorded as adjustments to purchase price when the contingencies are settled. For the year ended December 31, 2012, the net earn-outs paid in cash by the Company was $6.9 million. For the year ended December 31, 2011, the additional consideration paid by the Company and allocated to goodwill was less than $0.1 million.

For acquisitions consummated after January 1, 2009, the fair value of the estimated initial earn-out payable included in the purchase price allocation was based on NFP’s assessment, at the time of closing, of earnings levels during the earn-out period. In developing these estimates, the Company considered earnings projections, historical results, the general macroeconomic environment and industry trends. This fair value measurement is based on significant inputs, only some of which are observed in the market, and represents a Level 3 measurement. For the year ended December 31, 2012, the Company paid $9.9 million in cash in connection with earn-out payables. For the year ended December 31, 2011, the Company paid $0.2 million in cash in connection with earn-out payables.

As of December 31, 2012, the fair values of the estimated acquisition earn-out payables were re-valued and measured at fair value using both observable and unobservable inputs. The resulting additions, payments and net changes on the estimated acquisition earn-out payables for the year ended December 31, 2012 and 2011 were as follows:

	For the years ended December 31,
Change in estimated acquisition earn-out payables:	2012	2011
Balance as of January 1,	$13,120	$134
Additions to estimated acquisition earn-out payables	14,071	13,871
Payments for acquisition earn-out payables	(9,938)	(471)
Net change in fair value on estimated acquisition earn-out payables	9,485	(414)
Purchase accounting adjustment	125	—

Balance as of December 31,	$26,863	$13,120

In determining fair value of the earn-out payments, the acquired business’s future performance is estimated using financial projections for the acquired business developed by management. These are measured against the performance targets specified in each purchase agreement. The fair value of the Company’s earn-out payables are established using a simulation model in a risk-neutral framework. For each simulation path, the earn-out payments are calculated and then discounted to the valuation date. The value of the earn-out payable is then estimated to be the arithmetic average of all simulation paths.

Unobservable inputs used in Level 3 fair value measurements at December 31, 2012, are summarized below:

	Fair Value at December 31, 2012	Quantitative Information about Level 3 Fair Value Measurements
		Valuation Techniques	Unobservable Input	Range
Estimated earn-out payable	$26,863	Monte Carlo Simulation	Forecasted growth rates	1.0% — 15.0%
Volatility				16.1% — 29.9%

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

Divestitures

During the year ended December 31, 2012, the Company disposed of thirteen businesses, receiving an aggregate consideration of $10.3 million in cash, $2.7 million in promissory notes and 7,905 shares of NFP common stock with a value of $0.1 million. These disposals resulted in a gain on sale of businesses, net in the Company’s consolidated statements of income.

During the year ended December 31, 2011, the Company disposed of three businesses, receiving an aggregate consideration of $3.2 million in cash and 27,260 shares of NFP common stock with a value of $0.3 million, which resulted in a gain on sale of businesses, net in the Company’s consolidated statements of income. The Company also reduced its minority interest in an equity investment, receiving an aggregate consideration of $0.5 million in cash, and recognized a net gain of $0.3 million, which is reflected in other, net under non-operating income and expenses in the Company’s consolidated statements of income.

During the year ended December 31, 2010, the Company sold ten businesses and certain assets of two additional businesses, receiving aggregate consideration of $5.6 million in cash, $1.1 million in promissory notes and 36,196 shares of NFP common stock with a value of $0.5 million. The Company recognized a net gain from these transactions of $10.7 million and a net loss of $0.4 million related to adjustments from prior year divestures for the year ended December 31, 2010. Of the $10.7 million gain, $9.2 million is related to the remeasurement of a non-controlling interest in a joint venture which was formed with the contribution of assets of a business.

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

Note 15—Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill are as follows:

	Corporate Client Group	Individual Client Group	Advisor Services Group	Total
Balance as of January 1, 2012
Goodwill, net of accumulated amortization	$429,977	$318,693	—	$748,670
Prior years accumulated impairments	(351,442)	(295,189)	—	(646,631)

	78,535	23,504	—	102,039
Goodwill acquired during the year, including goodwill related to deferred tax liability of $2,225	48,347	—	12,096	60,443
Contingent consideration accrual	604	80	—	684
Firm disposals	—	(810)	—	(810)
Purchase accounting adjustments	(1,756)	—	—	(1,756)
Impairments	—	(9,281)	—	(9,281)

Total as of December 31, 2012	$125,730	$13,493	$12,096	$151,319

The Company recorded a measurement period adjustment to goodwill as a result of a revision in its estimate. See “Note 14—Acquisitions and Divestitures—Change in estimate.”

	Corporate Client Group	Individual Client Group	Total
Balance as of January 1, 2011
Goodwill, net of accumulated amortization	$388,305	$319,069	$707,374
Prior years accumulated impairments	(351,442)	(295,038)	(646,480)

	36,863	24,031	60,894
Goodwill acquired during the year, including goodwill related to deferred tax liability of $2,867	35,773	—	35,773
Contingent consideration accrual	5,899	(376)	5,523
Impairments	—	(151)	(151)

Total as of December 31, 2011	$78,535	$23,504	$102,039

Acquired intangible assets

	As of December 31, 2012
	Corporate Client Group		Individual Client Group		Advisor Services Group		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing identified intangible assets:
Book of Business	$226,336	$(124,328)	$36,972	$(32,466)	$8,551	$(428)	$271,859	$(157,222)
Management Contracts	139,741	(44,191)	130,873	(49,864)	—	—	270,614	(94,055)
Institutional Customer Relationships	—	—	15,700	(6,760)	—	—	15,700	(6,760)
Non-Compete Agreement	2,030	(349)	—	—	53	(4)	2,083	(353)

Total	$368,107	$(168,868)	$183,545	$(89,090)	$8,604	$(432)	$560,256	$(258,390)

Non-amortizing intangible assets:
Goodwill	$126,315	$(585)	$14,333	$(840)	$12,096	—	$152,744	$(1,425)
Trade name	723	(26)	3,713	(19)	—	—	4,436	(45)

Total	$127,038	$(611)	$18,046	$(859)	$12,096	$—	$157,180	$(1,470)

	As of December 31, 2011
	Corporate Client Group		Individual Client Group		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing identified intangible assets:
Book of Business	$183,433	$(105,500)	$42,580	$(35,464)	$226,013	$(140,964)
Management Contracts	149,385	(40,634)	164,713	(56,490)	314,098	(97,124)
Institutional Customer Relationships	—	—	15,700	(5,887)	15,700	(5,887)
Non-Compete Agreement	3,783	(315)	—	—	3,783	(315)

Total	$336,601	$(146,449)	$222,993	$(97,841)	$559,594	$(244,290)

Non-amortizing intangible assets:
Goodwill	$79,120	$(585)	$24,857	$(1,353)	$103,977	$(1,938)
Trade name	723	(26)	4,097	(32)	4,820	(58)

Total	$79,843	$(611)	$28,954	$(1,385)	$108,797	$(1,996)

Amortization expense for amortizing intangible assets for the year ended December 31, 2012, 2011 and 2010 was $33.5 million, $32.5 million and $33.0 million, respectively. Intangibles related to book of business, management contracts, institutional customer relationships, and non-compete agreements are being amortized over a 10-year, 25-year, 18-year, and a 5-6-year period, respectively. Based on the Company’s acquisitions as of December 31, 2012, estimated amortization expense for each of the next five years is $34.0 million per year.

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

In accordance with U.S. GAAP, goodwill and intangible assets not subject to amortization are tested at least annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the intangible asset might be impaired. The annual impairment review is performed as of the last day of the third quarter (September 30). Indicators at the reporting unit level include but are not limited to: (i) when a reporting unit experiences a significant deterioration in its Adjusted EBITDA compared to its financial plan or prior year performance, (ii) loss of key personnel, (iii) a decrease in NFP’s market capitalization below its book value or (iv) an expectation that a reporting unit will be sold or otherwise disposed of. If one or more indicators of impairment exist, NFP performs an evaluation to identify potential impairments. If an impairment is identified, NFP measures and records the amount of impairment loss.

A two-step impairment test is performed on goodwill for reporting units that demonstrate indicators of impairment. In the first step, NFP compares the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value, NFP must perform the second step of the impairment test to measure the amount of impairment loss. In the second step, the reporting unit’s fair value is allocated to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that calculates the implied fair value of goodwill in a similar manner as if the reporting unit was being acquired in a business combination. If the implied fair value of the reporting unit’s goodwill is less than the carrying value, the difference is recorded as an impairment loss.

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

The Company established an internal long range financial plan for each of its reporting units and measures the actual performance of its reporting units against this financial plan on a quarterly basis. On a regular basis, and at least once a year, the Company evaluates whether events and circumstances have occurred that indicate whether or not the Company should be impairing its intangible assets. For each of the quarters ended March 31, 2012, June 30, 2012 and September 30, 2012, NFP performed a Step 1 goodwill impairment test on the Company’s ICG reportable segment due to its continued declines in earnings. As of September 30, 2012, the retail life reporting unit’s fair value was less than its carrying value. The Company therefore performed the second step of the goodwill impairment assessment to quantify the amount of impairment. This process involved calculating the implied fair value of goodwill, determined in a similar manner as if the reporting unit was being acquired in a business combination, and comparing the residual implied fair value attributed to the reporting unit’s goodwill to the carrying value of the reporting unit’s goodwill. NFP’s impairment analysis for the quarter ended September 30, 2012 resulted in an impairment charge to ICG’s retail life reporting unit of $9.6 million, of which $9.3 million relates to goodwill and $0.3 million relates to trade name, thereby reducing the carrying value of the non-amortizing intangible assets in this reporting unit to zero.

Regarding this impairment analysis, the future cash flows were tax affected and discounted to present value using blended discount rates, ranging from 6.89% to 9.24%. Since NFP retains a cumulative preferred position in certain of its businesses, NFP assigned a rate of return to that portion of its cash flow that would be represented by yields seen on preferred equity securities of 6.73%. For cash flows retained by NFP in excess of target earnings and below base earnings, NFP assigned a discount rate ranging from 6.73% to 11.20%. Terminal values for all reporting units were calculated using a Gordon growth methodology using blended discount rates ranging from 7.03% to 9.24% with a long-term growth rate of 3.0%. Although these rates fluctuate each quarter, their fluctuation has a relatively minor impact on the perceived value of the respective reporting unit.

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

Such events occurred during the year ended December 31, 2012 when certain transactions under consideration indicated that the anticipated disposal values for several businesses were beneath their carrying values. Accordingly, during the year ended December 31, 2012, the Company’s long-lived assets generated $23.4 million of impairments. Of this amount, $7.7 million related to management contract buyouts in the CCG, $1.3 million related to the early termination of a management contract in the ICG, and the remaining $14.4 million related to the actual or anticipated disposal value of certain management contract assets in the ICG. Below is a summary of impairments by segment:

	Year Ended December 31, 2012
	Corporate Client Group	Individual Client Group	Total
Amortizing identified intangible assets:
Management contract	$7,754	$15,630	$23,384

Total	$7,754	$15,630	$23,384

Non-amortizing intangible assets:
Trade name	$—	$350	$350
Goodwill	—	9,281	9,281

Total	$—	$9,631	$9,631

	Year Ended December 31, 2011
	Corporate Client Group	Individual Client Group	Total
Amortizing identified intangible assets:
Book of business	$—	$358	$358
Management contract	1,246	9,937	11,183

Total	$1,246	$10,295	$11,541

Non-amortizing intangible assets:
Trade name	$—	$13	$13
Goodwill	—	151	151

Total	$—	$164	$164

	Year Ended December 31, 2010
	Corporate Client Group	Individual Client Group	Total
Amortizing identified intangible assets:
Book of business	$108	$—	$108
Management contract	1,823	970	2,793

Total	$1,931	$970	$2,901

Note 16—Non-Cash Transactions

The following are non-cash activities:

	For the years ended December 31,
	2012	2011	2010
Net assets acquired (liabilities assumed) in connection with acquisitions	$408	$873	$(625)
Stock issued for contingent consideration	—	—	5,020
Stock repurchased, note receivable and satisfaction of an accrued liability in connection with divestitures of acquired firms	(125)	(312)	2,494
Stock repurchased in exchange for satisfaction of a note receivable, due from principals and/or certain entities they own and other assets	(382)	(697)	3,359
Excess (reduction in) tax benefit from stock-based awards exercised/lapsed and expired, net	746	(769)	(2,034)
Stock issued through employee stock purchase plan	937	874	863
Accrued liability for contingent consideration	684	5,900	1,412
Estimated acquisition earn-out payables recognized as an increase in goodwill	14,071	12,528	—

Note 17—Quarterly Financial Data (Unaudited)

The quarterly results of operations are summarized below:

	For the Three Months Ended
	December 31	September 30	June 30	March 31
2012
Commissions and fees revenue	$300,135	$252,036	$255,436	$254,131
Income from operations	23,287	1,924	9,513	10,005
Net income	19,403	51	4,866	5,618
Earnings per share:
Basic	0.49	0.00	0.12	0.14
Diluted	0.45	0.00	0.12	0.13

	For the Three Months Ended
	December 31	September 30	June 30	March 31
2011
Commissions and fees revenue	$289,162	$251,531	$239,435	$233,264
Income from operations	21,985	18,147	18,207	12,994
Net income	11,245	9,321	9,490	6,876
Earnings per share:
Basic	0.27	0.22	0.22	0.16
Diluted	0.27	0.21	0.21	0.15

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

Financial information relating to NFP’s reportable segments is as follows:

	Year Ended December 31, 2012
	Corporate Client Group	Individual Client Group	Advisor Services Group	Total
Revenue:
Commissions and fees	$468,767	$349,072	$243,899	$1,061,738

Operating expenses:
Commissions and fees	54,439	72,395	195,496	322,330
Compensation expense—employees	165,287	111,420	16,824	293,531
Fees to principals	69,182	68,806	—	137,988
Non-compensation expense	83,570	59,636	19,023	162,229
Amortization of intangibles	24,195	8,892	432	33,519
Depreciation	5,618	4,014	2,707	12,339
Impairment of goodwill and intangible assets	7,754	25,261	—	33,015
Loss (Gain) on sale of businesses, net	46	(4,809)	—	(4,763)
Change in estimated acquisition earn-out payables	9,305	—	180	9,485
Management contract buyout	17,336	—	—	17,336

Total operating expenses	436,732	345,615	234,662	1,017,009

Income (loss) from operations	$32,035	$3,457	$9,237	$44,729

	Year Ended December 31, 2012
	Corporate Client Group	Individual Client Group	Advisor Services Group	Corporate Items and Eliminations	Total
Intangibles, net	$199,936	$98,149	$8,172	$—	$306,257
Goodwill, net	$125,730	$13,493	$12,096	$—	$151,319
Total assets	$512,302	$185,624	$106,841	$95,092	$899,859

	Year Ended December 31, 2011
	Corporate Client Group	Individual Client Group	Advisor Services Group	Total
Revenue:
Commissions and fees	$412,192	$351,436	$249,764	$1,013,392

Operating expenses:
Commissions and fees	46,183	77,652	206,344	330,179
Compensation expense—employees	141,127	110,267	16,134	267,528
Fees to principals	73,867	62,044	—	135,911
Non-compensation expense	74,457	62,782	16,118	153,357
Amortization of intangibles	21,553	10,925	—	32,478
Depreciation	6,107	4,275	2,171	12,553
Impairment of goodwill and intangible assets	1,246	10,459	—	11,705
Gain on sale of businesses, net	(103)	(1,135)	—	(1,238)
Change in estimated acquisition earn-out payables	(414)	—	—	(414)

Total operating expenses	364,023	337,269	240,767	942,059

Income from operations	$48,169	$14,167	$8,997	$71,333

	Year Ended December 31, 2011
	Corporate Client Group	Individual Client Group	Advisor Services Group	Corporate Items and Eliminations	Total
Intangibles, net	$190,849	$129,217	$—	$—	$320,066
Goodwill, net	$78,535	$23,504	$—	$—	$102,039
Total assets	$445,529	$214,424	$109,891	$124,323	$894,167

	Year Ended December 31, 2010
	Corporate Client Group	Individual Client Group	Advisor Services Group	Total
Revenue:
Commissions and fees	$387,855	$378,847	$215,215	$981,917

Operating expenses:
Commissions and fees	36,989	89,492	177,313	303,794
Compensation expense—employees	130,291	110,543	15,347	256,181
Fees to principals	80,780	81,178	—	161,958
Non-compensation expense	75,180	67,626	13,732	156,538
Amortization of intangibles	21,398	11,615	—	33,013
Depreciation	6,298	4,458	1,367	12,123
Impairment of goodwill and intangible assets	1,931	970	—	2,901
Gain on sale of businesses, net	(8,058)	(2,237)	—	(10,295)

Total operating expenses	344,809	363,645	207,759	916,213

Income from operations	$43,046	$15,202	$7,456	$65,704

	Year Ended December 31, 2010
	Corporate Client Group	Individual Client Group	Advisor Services Group	Corporate Items and Eliminations	Total
Intangibles, net	$185,767	$152,066	$—	$—	$337,833
Goodwill, net	$36,863	$24,031	$—	$—	$60,894
Total assets	$403,876	$261,460	$98,933	$128,794	$893,063

Note 19—Subsequent Events

2013 Credit Facility

Subsequent to December 31, 2012, NFP entered into a new credit facility governed by the Credit Agreement, among NFP, the lenders party thereto and Bank of America, N.A., as administrative agent (the “2013 Credit Facility”). The 2013 Credit Facility is structured as a $325.0 million five-year revolving credit facility that includes a $50.0 million sub-limit for standby letters of credit and a $15.0 million sub-limit for the issuance of swingline loans. NFP may request an increase in the principal amount of the 2013 Credit Facility by an aggregate amount not to exceed $125.0 million.

Concurrently with NFP’s entry into the 2013 Credit Facility, NFP terminated the 2010 Credit Facility. NFP has paid all amounts outstanding under the 2010 Credit Facility using cash drawn from the 2013 Credit Facility.

Corporate Benefits, Inc. Acquisition

Subsequent to December 31, 2012, the Company acquired the management company of Corporate Benefits, Inc. In connection with the buyout of this management contract, the Company will be recording an expense of $3.1 million in the consolidated statements of operations for the three months ending March 31, 2013.