Form 10-K/A
period 2012-12-31
NATIONAL FINANCIAL PARTNERS CORP
filed 2013-04-30
CIK 1183186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

The number of outstanding shares of the registrant’s Common Stock, $0.10 par value, as of April 15, 2013, was 40,102,303.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2012 of National Financial Partners Corp. (“NFP” or the “Company”) that was filed with the Securities and Exchange Commission (the “SEC”) on February 15, 2013 (the “Original Filing”).

As described in the Current Report on Form 8-K filed with the SEC on April 15, 2013, the Company has entered into an Agreement and Plan of Merger with Patriot Parent Corp. (“Parent”) and Patriot Merger Corp., a direct wholly owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent (the “Merger Agreement”). Parent and Merger Sub are beneficially owned by affiliates of Madison Dearborn Partners, LLC. The Company expects to file a proxy statement in connection with a special meeting of stockholders to seek adoption of the Merger Agreement. In light of the special meeting, the Company has cancelled the 2013 Annual Meeting of Stockholders (the “2013 Annual Meeting”) scheduled for May 23, 2013, and the 2013 Annual Meeting may not be held if the Merger is completed in 2013. The Company is filing this Amendment to include the information previously omitted from the Original Filing in reliance on General Instruction G to Form 10-K.

The reference on the cover of the Original Filing to the incorporation by reference to portions of the Company’s definitive proxy statement into the Original Filing is hereby deleted. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Filing is hereby amended and restated in its entirety. Also included in this Amendment are the certifications required by Rule 12b-15 of the Exchange Act.

The Original Filing continues to speak as of the date of the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the Original Filing. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Filing, and such forward looking statements should be read in their historical context. This Amendment should be read in conjunction with the Original Filing and with the Company’s filings with the SEC subsequent to the Original Filing.

NATIONAL FINANCIAL PARTNERS CORP.

Form 10-K/A

For the Year Ended December 31, 2012

PART III

Item 10. Directors, Executive Officers and Corporate Governance

INFORMATION ABOUT THE COMPANY’S DIRECTORS AND EXECUTIVE OFFICERS

Directors

The Board of Directors of the Company (the “Board of Directors”) currently consists of eight members. Directors are elected annually and serve until the next annual meeting of stockholders and until their respective successors are elected and qualified, or until their earlier death, resignation or removal. Set forth below is biographical information concerning the Company’s directors as of April 15, 2013.

Name	Company Affiliation	Age	Year First Elected to Serve as Director
Jessica M. Bibliowicz	Chairman; Chief Executive Officer of NFP	53	1999
Stephanie W. Abramson	Director	68	2003
Patrick S. Baird	Director	59	2011
R. Bruce Callahan(1)	Director; Chairman Emeritus of NFPISI	73	2007
John A. Elliott	Director	67	2005
J. Barry Griswell(2)	Director	64	2010
Marshall A. Heinberg	Director	56	2012
Kenneth C. Mlekush	Director	74	2005

(1)	Mr. Callahan also previously served as a director of the Company from June 1999 to August 2003.
(2)	On April 15, 2013, Mr. Griswell informed the Company that he will resign as a director, effective on or before June 1, 2013.

Jessica M. Bibliowicz. Ms. Bibliowicz joined NFP in April 1999 and has served as NFP’s Chief Executive Officer since then and as Chairman of the Board of Directors since June 2003. Ms. Bibliowicz also served as NFP’s President from April 1999 to April 2012. Prior to joining NFP, she served as President of John A. Levin & Co., a registered investment advisor, and as Executive Vice President and Head of Smith Barney Mutual Funds. Since May 2006, Ms. Bibliowicz has served as a director of The Asia Pacific Fund, Inc. Ms. Bibliowicz is also a member of the Board of Overseers of Weill Cornell Medical College, and serves on the Board of Trustees of Cornell University and the Board of Directors of Lincoln Center Theater.

Ms. Bibliowicz’s experience as President and Chief Executive Officer of the Company for over 13 years gives her unique insights into the Company’s operations, challenges and opportunities, and a deep understanding of the Company’s producer talent. Ms. Bibliowicz has over 28 years of financial services industry experience, and during that time has amassed extensive knowledge about the industries in which the Company operates.

Stephanie W. Abramson. Ms. Abramson has served as Dean of Executive Education and Graduate Professional Studies at New York University in Shanghai since May 2011 and as an Adjunct Professor of Law at New York University School of Law since January 2010. From July 2005 to July 2008, Ms. Abramson served as Executive Vice President and General Counsel of DoubleClick Inc., an online advertising technology products and services company that was acquired by Google Inc. in March 2008. Ms. Abramson was a lawyer and consultant in private practice from January 2003 to June 2005. From February 2001 to January 2003, Ms. Abramson served as Chief Legal Officer and Chief Corporate Development Officer of Heidrick & Struggles International, Inc., and from June 1995 to November 2000, served as Executive Vice President, General Counsel and Secretary of Young & Rubicam Inc. Prior to joining Young & Rubicam Inc., Ms. Abramson was a Partner with Morgan, Lewis & Bockius LLP. Ms. Abramson is a member of the Board of Trustees of New York University School of Law. Ms. Abramson has also been a member of various committees of the New York City Bar Association.

Ms. Abramson has a solid understanding of legal and regulatory affairs, and valuable expertise in matters involving executive compensation, governance and mergers and acquisitions. Ms. Abramson has practiced law for over four decades, and has acquired significant legal expertise in her position as general counsel for various public and private companies.

Patrick S. Baird. Mr. Baird served as Chief Executive Officer of AEGON USA, LLC, the U.S. subsidiary of AEGON N.V., a leading multinational insurance company, from March 2002 until his retirement in January 2010. Mr. Baird joined the AEGON USA companies in 1976, and during his tenure served in various other executive officer positions, including Executive Vice President and Chief Operating Officer, Chief Financial Officer and Chief Tax Officer. Mr. Baird served on the Executive Committee of the American Council of Life Insurers for several years, and served as Chairman for a one-year term. He has also served as a director of QCR Holdings, a public company, since 2002, and Cedar Rapids Bank & Trust since 2001. In addition, Mr. Baird serves on the boards of Waypoint Services for Women, Children and Families, the Eastern Iowa Airport Commission and the Zach Johnson Foundation, and was appointed by the Governor of the State of Iowa to the I-JOBS Commission as Vice Chairman in 2009.

Mr. Baird has wide-ranging management and operational experience in the insurance industry having served as the Chief Executive Officer and in other executive positions at a top U.S. insurance company. Mr. Baird has a robust knowledge of and familiarity with the industries in which the Company operates, and has served in the top leadership position at a significant insurance industry trade association. Mr. Baird also brings to the Board of Directors financial and accounting expertise honed during his tenure as Chief Financial Officer of AEGON USA, LLC.

R. Bruce Callahan. Mr. Callahan has served as Chairman Emeritus of NFP Insurance Services, Inc. (“NFPISI”) since January 2006 and currently serves in various supervisory capacities and has an active role in carrier and producer relations and career development at NFPISI. Mr. Callahan served as Chairman and Chief Executive Officer of NFPISI from January 1999 to December 2005. Mr. Callahan also served as an NFP director from June 1999 to August 2003. Prior to joining NFP, Mr. Callahan was a founder and managing partner of Partners Financial Inc., a national producer group, before it was acquired by NFP in January 1999.

Mr. Callahan is a current employee, and former Chief Executive Officer, of NFPISI, an NFP subsidiary and a licensed insurance agency and insurance marketing organization. His history with the Company provides him with intimate knowledge of the Company’s operations. Mr. Callahan possesses extensive management and operational experience in the insurance and financial services industries, having held numerous sales, sales management and senior executive positions at various entities in the industry during his career.

John A. Elliott. Dr. Elliott has served as Dean of the School of Business as well as the Auran J. Fox Chair in Business at the University of Connecticut since August 2012. Immediately prior to joining the University of Connecticut, Dr. Elliott served as Vice President of Baruch College, Dean of the Zicklin School at Baruch College and the Irwin and Arlene Ettinger Chair in Accountancy at the Zicklin School for 10 years. Prior to joining Baruch College, Dr. Elliott served as an Associate Dean of the Johnson Graduate School of Management at Cornell University from 1996 to 2002 and held various professorship positions at Cornell University from 1982 to 2002. During his career, Dr. Elliott also held positions at Arthur Andersen & Co. and Westinghouse Electric Corporation. He has served as a director of Liquidnet Holdings, Inc., a private company, since 2005. Dr. Elliott has also served as a director of several non-profit organizations, most recently the Graduate Management Admissions Council from 2004 through 2009. Dr. Elliott is also the co-author of Introduction to Financial Accounting (2011; 10th ed.).

Dr. Elliott possesses a PhD in Accounting and has garnered significant financial acumen and experience and background with regard to public and financial accounting matters. Dr. Elliott also brings to the Board of Directors exemplary communication and leadership skills honed during his career in academia that are invaluable during boardroom deliberations.

J. Barry Griswell. Mr. Griswell has served as Chief Executive Officer of the Community Foundation of Greater Des Moines since July 2011, and served as President from July 2008 until July 2011. Prior to that Mr. Griswell held various executive positions at Principal Financial Group, Inc., a global financial services provider that offers a wide range of insurance and financial products and services, including Chairman from January 2002 to December 2008, Chief Executive Officer from January 2002 to April 2008 and President from January 2002 until June 2006. Mr. Griswell also served as a director of Principal Financial Group, Inc. from April 2001 to May 2010, and served as Chairman of its board of directors from January 2002 to May 2009. Prior to joining Principal Financial Group, Inc., Mr. Griswell served as President and Chief Executive Officer of MetLife Marketing Corporation, a distribution-marketing subsidiary of Metropolitan Life Insurance Company. Mr. Griswell has previously held several leadership positions with various industry trade associations, including the American Council of Life Insurers, the Life Underwriting Training Council, LIMRA and LL Global. He has also served as a director of Herman Miller, Inc., a public company, since 2004 and Och-Ziff Capital Management Group LLC, a public company, since June 2011. Mr. Griswell is also the co-author of The Adversity Paradox: An Unconventional Guide to Achieving Uncommon Business Success (2009).

Mr. Griswell is the former Chairman and Chief Executive Officer of a Fortune 500 company that operates within the Company’s industry. As such, he has extensive executive leadership, management and operational experience in the insurance and financial services industries. Mr. Griswell has a robust knowledge of and familiarity with the industries in which the Company operates, and in particular, has a strong background in the benefits industry, a line of business that is increasingly significant to the Company’s corporate strategy. Mr. Griswell also brings to the Board of Directors valuable public company board and board committee experience.

Marshall A. Heinberg. Mr. Heinberg is the Founder and Managing Director of MAH Associates, LLC, a strategic advisory firm. Prior to forming MAH Associates, Mr. Heinberg served as the Head of the Investment Banking Department and as a Senior Managing Director of Oppenheimer & Co. Inc., a leading investment bank and full-service investment firm, from January 2008 to June 2012. Mr. Heinberg began his investment banking career in 1987 in the Corporate Finance Division of Oppenheimer & Company, which was acquired by the Canadian Imperial Bank of Commerce (“CIBC”) in 1997. In 2001, Mr. Heinberg was named Head of CIBC’s U.S. Investment Banking Department, and in 2008, CIBC’s U.S. capital markets business was acquired by Oppenheimer & Co. Inc. Prior to joining Oppenheimer, Mr. Heinberg practiced corporate law. Since 2010, he has also served as a director of Universal Biosensors Inc., a company listed on the Australian Securities Exchange.

Mr. Heinberg is a senior financial industry executive with a wealth of business experience and financial expertise. He has broad-ranging transaction experience including, public and private equity and debt financings, and mergers and acquisitions and strategic advisory assignments. In addition, Mr. Heinberg has had responsibility for managing a department of more than 125 professionals, including primary responsibility for setting strategy and managing recruitment, compensation and retention issues. Mr. Heinberg’s experience brings to the Board of Directors enhanced insight regarding financial matters and potential growth and investment opportunities.

Kenneth C. Mlekush. Mr. Mlekush served as Vice Chairman of Jefferson-Pilot Life Insurance Company from October 2002 until his retirement in April 2004 and held various executive officer positions at Jefferson-Pilot Life Insurance Company from January 1993 to April 2004, including President from April 1998 to October 2002. Mr. Mlekush has served as a director of Pan American Life Insurance Company since 2005.

Mr. Mlekush has robust executive leadership and management experience in the insurance and financial services industries, having served as the president and a board member of four life insurance companies during his over 40 years of experience in the industry. Mr. Mlekush has a deep understanding of insurance carrier operations and insurance distribution, and brings to the Board of Directors strong leadership skills honed during his career as an insurance industry executive.

Executive Officers

Executive officers are elected by the Board of Directors, and hold office until their successors are chosen and qualified, or until their earlier resignation or removal. Set forth below is information, as of April 15, 2013, concerning the Company’s executive officers.

Name	Age	Position
Jessica M. Bibliowicz	53	Chief Executive Officer (“CEO”)
Douglas W. Hammond	47	President and Chief Operating Officer
Donna J. Blank	52	Executive Vice President and Chief Financial Officer (“CFO”)
Michael N. Goldman	40	Executive Vice President, Mergers and Acquisitions
Edward G. O’Malley	40	Senior Vice President, and President of Corporate Client Group
Stancil E. Barton	50	Executive Vice President and General Counsel
James L. Poer	42	Senior Vice President, and President of Advisor Services Group

Jessica M. Bibliowicz. For biographical information regarding Ms. Bibliowicz, see page 1.

Douglas W. Hammond. Mr. Hammond joined NFP in November 1999 and has served as NFP’s President since April 2012 and as Chief Operating Officer since April 2008. Mr. Hammond served as NFP’s Executive Vice President and General Counsel from January 2004 to June 2008 and as NFP’s Executive Vice President and Deputy General Counsel from December 2002 to January 2004. Prior to December 2002, Mr. Hammond served in various positions within NFP’s Office of the General Counsel. Prior to joining NFP, Mr. Hammond was an attorney with LeBoeuf, Lamb, Greene & MacRae LLP (“LeBoeuf”), where he specialized in corporate insurance and regulatory matters. Prior to joining LeBoeuf, Mr. Hammond served in various business and legal at Gulf Insurance Company, formerly a specialty lines insurance division of Travelers Insurance Company. Mr. Hammond serves on the Advisory Council of the Dolan School of Business of Fairfield University. Mr. Hammond is also the co-author of Reinsurance Law (2012; Rev. ed.), a legal treatise on current best practices in the reinsurance industry and their legal implications.

Donna J. Blank. Ms. Blank joined NFP in September 2008 and has served as NFP’s Executive Vice President and Chief Financial Officer since then. From 2003 until prior to joining NFP, Ms. Blank served as Chief Financial Officer of Financial Guaranty Insurance Company (“FGIC”), a provider of financial guaranty insurance for public finance and structured finance transactions, both before and after its sale by GE Capital Corporation to an investor group in late 2003. From 1997 to 2003, Ms. Blank served in several financial roles at FGIC. Ms. Blank serves on the Board of Directors of the Girl Scout Council of Greater New York.

Michael N. Goldman. Mr. Goldman joined NFP in March 2001 and has served as NFP’s Executive Vice President, Mergers and Acquisitions since April 2008. Mr. Goldman served as Senior Vice President, Head of Mergers and Acquisitions from January 2005 to April 2008 and served in various positions within NFP’s Office of the General Counsel prior to January 2005. Prior to joining NFP, Mr. Goldman was associated with the law firm of Skadden, Arps, Slate, Meagher & Flom LLP.

Edward G. O’Malley. Mr. O’Malley joined NFP in February 2002 and has served as President of NFP’s Corporate Client Group and Senior Vice President of NFP since September 2009. From January 2004 to September 2009, Mr. O’Malley served as NFPISI’s Senior Vice President of NFP Benefits, an operating division of NFPISI, and prior to that, served as Director of Benefits Distribution at NFPISI. Prior to joining NFP, Mr. O’Malley was Vice President of Sales and Business Development for V-Simplify, a web-based employee benefits administrator.

Stancil E. Barton. Mr. Barton joined NFP in September 2005 and has served as NFP’s Executive Vice President, General Counsel and Corporate Secretary since June 2008. From April 2008 to June 2008 Mr. Barton served as Deputy General Counsel and Chief Compliance Officer, and prior to that, he served as Senior Vice President and Chief Compliance Officer. Mr. Barton continues to serve as NFP’s Chief Compliance Officer. Prior to joining NFP, Mr. Barton was a partner with the law firm currently known as The Baetz Law Firm, a Texas-based firm specializing in insurance regulatory matters that he co-founded in 2003. Previously, Mr. Barton was a partner with LeBoeuf, Lamb, Greene & MacRae LLP.

James L. Poer. Mr. Poer joined NFP in 2003 and has served as President of NFP’s Advisor Services Group since September 2009 and as a Senior Vice President of NFP since March 2011. Mr. Poer has also served as President of NFP Securities, Inc. (“NFPSI”), NFP’s principal broker-dealer subsidiary, since June 2008. Prior to that, Mr. Poer served as Senior Vice President of NFPSI’s Advisory & Investment Services from January 2005 to June 2008 and as Vice President, Advisory Services from February 2003 to December 2004. Prior to joining NFP, Mr. Poer was Director of Advisory Services for two of American International Group, Inc.’s registered investment advisors.

CORPORATE GOVERNANCE

Board of Directors

Meetings

The Board of Directors oversees NFP’s business and directs NFP’s management. The Board of Directors meets periodically with management to review NFP’s performance and NFP’s business strategy. Members of the Board of Directors also regularly consult with management. The Board of Directors met 15 times during 2012. Each director attended, either in person or by telephone, at least 75% of the aggregate of the meetings of the Board of Directors and the committees of the Board of Directors on which he or she served during 2012.

Independence

Under New York Stock Exchange (“NYSE”) listing standards, in order to consider a director independent, the Board of Directors must affirmatively determine that he or she has no material relationship with NFP. The standards specify the criteria for determining whether directors are independent and contain guidelines for directors and their immediate family members with respect to employment or affiliation with NFP or its independent registered public accounting firm. In addition to the NYSE’s standards for independence, the Board of Directors has adopted additional independence standards to assist it in making independence determinations. NFP’s Guidelines for Selection of Directors (“NFP’s Director Guidelines”) contain the formal director qualification and independence standards adopted by the Board of Directors, and are available on the Company’s Web site at http://www.nfp.com/investor-relations/corporate-governance.html.

The Nominating and Corporate Governance Committee and the Board of Directors conduct an annual review of director independence. During these reviews, the Nominating and Corporate Governance Committee and the Board of Directors consider legal requirements regarding director independence and also NFP’s Director Guidelines. The Nominating and Corporate Governance Committee and the Board of Directors also consider that from time to time in the ordinary course of business, certain of the Company’s directors and their immediate families have been, or currently are, clients of one or more of the Company’s subsidiaries. For more information on these relationships, see “Certain Relationships and Related Transactions” below.

As a result of these reviews, the Nominating and Corporate Governance Committee recommended to the Board of Directors, and the Board of Directors determined that, each of Messrs. Baird, Elliott, Griswell, Heinberg and Mlekush and Ms. Abramson has no material relationship with NFP and is “independent” under the NYSE listing standards and NFP’s Director Guidelines and Arthur S. Ainsberg, a former director who served for part of 2012, had no material relationship with NFP and was “independent” under NYSE listing standards and NFP’s Director Guidelines during his tenure on the Board of Directors. The Nominating and Corporate Governance Committee and the Board of Directors determined that none of the independent directors’ former or current status as a client of a Company subsidiary impaired such director’s independence or constituted a material relationship with NFP. Ms. Bibliowicz and Mr. Callahan are not “independent” because of their employment relationships with the Company. Except as disclosed in this section, each director who has been determined to be “independent” has no relationship with the Company other than being a director or stockholder.

Annual Meeting of Stockholders

The Company believes that it is important for members of the Board of Directors to attend the Company’s annual meetings of stockholders and, therefore, adopted a policy encouraging all directors to use their best efforts to attend all annual meetings. All of the Company’s directors attended the 2012 Annual Meeting of Stockholders (the “2012 Annual Meeting”). At the 2012 Annual Meeting, each of the Company’s then-current director nominees was elected by the requisite majority of votes cast on the matter and none of them received against votes of 50% or greater at such meeting.

Stockholder Communications

The Company has adopted a procedure by which stockholders or other interested persons may send communications directly to the Board of Directors, or to specified individual directors, including the Lead Director or the independent directors as a group, by writing to the Board of Directors or such individual directors in care of the Corporate Secretary, National Financial Partners Corp., 340 Madison Avenue, 20th Floor, New York, NY 10173. All communications that are not in the nature of advertising or promotions for a product or service will be promptly distributed by the Corporate Secretary to such individual directors or to all directors if addressed to the entire Board of Directors.

Stock Ownership and Retention Guidelines

The Company has adopted stock ownership and retention guidelines for its executive officers and directors to help ensure that they each maintain an equity stake in the Company, and by doing so, appropriately link their interests with those of other stockholders. For information on the guidelines applicable to executive officers, see “Compensation Discussion and Analysis—Key Elements of the Company’s Executive Compensation Program—Stock Ownership and Retention Guidelines” below. For information on the guidelines applicable to non-management directors, see “Director Compensation—Stock Ownership and Retention Guidelines” below. The Nominating and Corporate Governance Committee reviews adherence to the guidelines on an annual basis.

Prohibition against Hedging and Pledging Transactions

The Company has an insider trading policy, which among other things, prohibits directors, executives and certain other employees from engaging in short sales of NFP securities, holding NFP securities in margin accounts, pledging NFP securities and engaging in other hedging transactions involving NFP securities.

Nominating and Corporate Governance Committee

The primary responsibilities of the Nominating and Corporate Governance Committee are as follows:

•	to identify and recommend to the Board of Directors individuals qualified to serve as directors of the Company and on committees of the Board of Directors; and

•	to advise the Board of Directors with respect to board composition, procedures and committees and corporate governance principles applicable to the Company.

The Nominating and Corporate Governance Committee is composed of the following three directors: Ms. Abramson (Chairman), Mr. Griswell and Mr. Mlekush. Each member of the Nominating and Corporate Governance Committee has been determined by the Board of Directors to be “independent” within the meaning of the rules of the NYSE. The Nominating and Corporate Governance Committee is governed by a charter that has been approved and adopted by the Board of Directors and is reviewed and reassessed annually by the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee conducted its annual review of the charter in December 2012 and determined that no changes to the charter were recommended or required by applicable law at that time. A copy of the Nominating and Corporate Governance Committee Charter is available on the Company’s Web site at http://www.nfp.com/about-nfp/company-overview/board-committees.html. The Nominating and Corporate Governance Committee met five times in 2012.

Corporate Governance Policies

Upon the recommendation of the Nominating and Corporate Governance Committee, the Board of Directors has adopted Corporate Governance Guidelines, a Code of Ethics for the Company’s CEO and senior financial officers (the “Code of Ethics for CEO and Senior Financial Officers”) and a Code of Business Conduct and Ethics (the “Code of Business Conduct and Ethics”) that applies to all directors and employees of the Company, including NFP’s CEO and CFO. The Company will post to its Web site any amendments to the Code of Ethics for CEO and Senior Financial Officers or the Code of Business Conduct and Ethics, and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE. The Nominating and Corporate Governance Committee regularly reviews the Company’s corporate governance policies in light of best practices and legal, regulatory and corporate governance changes and recommends changes to such policies to the Board of Directors for consideration. Copies of these corporate governance policies are available on the Company’s Web site at http://www.nfp.com/investor-relations/corporate-governance.html.

Audit Committee

The Company has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The primary responsibilities of the Audit Committee are to assist the Board of Directors in its oversight of:

•	the Company’s financial reporting processes and the audit of the Company’s financial statements, including the integrity of the Company’s financial statements;

•	the Company’s compliance with legal and regulatory requirements;

•	the Company’s internal control over financial reporting;

•	the Company’s independent registered public accounting firm’s qualifications, performance and independence;

•	the performance of the Company’s internal audit function; and

•	the Company’s management of market, credit, liquidity and other financial and operational risks.

The Audit Committee is composed of the following four directors: Dr. Elliott (Chairman), Ms. Abramson, Mr. Baird and Mr. Heinberg. Each member of the Audit Committee has been determined by the Board of Directors to be “independent” within the meaning of the NYSE’s listing standards and Rule 10A-3 under the Exchange Act. In addition, the Board of Directors has determined that each member of the Audit Committee is financially literate and that Dr. Elliott and Messrs. Baird and Heinberg have accounting or related financial management expertise, as such qualifications are defined under the rules of the NYSE, and are “audit committee financial experts” within the meaning of the rules of the SEC. The Audit Committee is governed by a charter that has been approved and adopted by the Board of Directors and is reviewed and reassessed annually by the Audit Committee. The Audit Committee conducted its annual review of the charter in October 2012 and determined that no changes to the charter were recommended or required by applicable law at that time. A copy of the Audit Committee Charter is available on the Company’s Web site at http://www.nfp.com/about-nfp/company-overview/board-committees.html. The Audit Committee met six times in 2012.

The Audit Committee and the Board of Directors have developed the Company’s Whistleblower Protection Procedures, which, among other things, set forth procedures for the Audit Committee to receive, retain and treat complaints regarding accounting, internal accounting controls or auditing matters and to allow for the confidential and anonymous submission by employees of such complaints. A copy of the Company’s Whistleblower Protection Procedures is available on the Company’s Web site at http://www.nfp.com/investor-relations/corporate-governance.html.

Compensation Committee

The primary responsibilities of the Compensation Committee are as follows:

•	to oversee the Company’s compensation and employee benefit plans and practices, including its executive compensation plans and its incentive-compensation and equity-based plans; and

•	to evaluate the performance and approve the compensation of the Company’s executive officers.

The Compensation Committee is composed of the following three directors: Mr. Griswell (Chairman), Mr. Baird and Mr. Mlekush. Each member of the Compensation Committee has been determined by the Board of Directors to be “independent” within the meaning of the rules of the NYSE, an “outside director” under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) and a “non-employee director” under Rule 16b-3 promulgated under the Exchange Act. The Compensation Committee is governed by a charter that has been approved and adopted by the Board of Directors and is reviewed and reassessed annually by the Compensation Committee. The Compensation Committee conducted its annual review of the charter in December 2012 and determined that no changes to the charter were recommended or required by applicable law at that time. A copy of the Compensation Committee Charter is available on the Company’s Web site at http://www.nfp.com/about-nfp/company-overview/board-committees.html. The Compensation Committee met seven times in 2012.

The Compensation Committee administers NFP’s plans pursuant to which equity compensation awards have been granted, including the Amended and Restated 1998 Stock Incentive Plan, Amended and Restated 2000 Stock Incentive Plan, Amended and Restated 2000 Stock Incentive Plan for Principals and Managers. Amended and Restated 2002 Stock Incentive Plan and Amended and Restated 2002 Stock Incentive Plan for Principals and Managers (collectively, the “Pre-IPO Stock Incentive Plans”) and the 2009 Stock Incentive Plan (the “2009 SIP,” and together with the Pre-IPO Stock Incentive Plans, the “Stock Incentive Plans”). The Compensation Committee also administers the 2009 Management Incentive Plan pursuant to which performance-based compensation, including the annual bonus and long-term equity incentive awards, to certain senior executives of the Company is determined.

The Compensation Committee determines the compensation of the Company’s executive officers, including the Company’s CEO, CFO and its next three most highly compensated executive officers, other than the CEO and CFO, each of whom is listed in the Summary Compensation Table below (the “Named Executive Officers”). The Compensation Committee considers the recommendations of the CEO and the President in determining executive officer compensation (except with regard to the CEO and the President) and establishing the Company’s compensation plans and programs. However, the Compensation Committee exercises its full discretion in making the ultimate determinations on these matters, including modifying any recommendations presented by the CEO and the President.

The Compensation Committee has authority under its charter to retain (at the Company’s expense), approve fees for, and terminate compensation consultants as it deems necessary to assist in the fulfillment of its responsibilities. For the 2012 year, the Compensation Committee directly engaged Pay Governance LLC (“Pay Governance”), an independent compensation consulting firm, to provide compensation consulting services to the Compensation Committee, including periodic reviews of the Company’s executive compensation program and assistance in determining the various forms and amounts of compensation to award to executive officers. Pay Governance did not provide any other services to the Company in the 2012 year, and the Compensation Committee is not aware of any conflict of interest that exists that would prevent Pay Governance from being so independently engaged. Based on the above and other factors, including the factors set forth under Rule 10C-1 of the Exchange Act, the Compensation Committee assessed the independence of Pay Governance and concluded that no conflict of interest exists that would prevent Pay Governance from independently representing the Compensation Committee. Under the direction of and at the request of the Chairman of the Compensation Committee, Pay Governance interacts with management as appropriate to obtain information and data necessary for its work on behalf of the Compensation Committee. Representatives of Pay Governance attend meetings of the Compensation Committee at the invitation of the Chairman of the Compensation Committee.

The Compensation Committee also has authority under its charter to retain, at the Company’s expense, independent counsel or other advisors with respect to matters within its scope of responsibilities as it deems necessary. Since 2003, the Compensation Committee has routinely retained separate legal counsel to provide advice on compensation matters and perform other duties as the Compensation Committee may request from time to time, including reviewing and preparing documents relating to the Compensation Committee’s work, and participating in negotiations on the Compensation Committee’s behalf.

The Chairman of the Compensation Committee determines the agendas for its meetings with the assistance of the CEO. Compensation Committee meetings are regularly attended by the CEO, the President, the CFO, the Company’s General Counsel and the Company’s Director of Human Resources, although one or more of these officers are excused from time to time depending on the subject of the Compensation Committee’s deliberations. The Compensation Committee also regularly meets in executive session in the absence of the Company’s officers. The Compensation Committee’s Chairman provides a report to the Board of Directors of the matters discussed and the actions taken at Compensation Committee meetings. The Company’s Office of the General Counsel and the Company’s Human Resources Department support the Compensation Committee in its duties and, along with certain committees comprised solely of the Company’s management, may be delegated authority to fulfill certain administrative duties regarding the Company’s compensation programs. These management committees include (i) the Investment Committee, which reviews the investment offerings for the Company’s 401(k) defined contribution plan (the “401(k) Plan”) and the Company’s Amended and Restated Deferred Compensation Plan for Employees of NFP, NFPSI and NFPISI (the “Deferred Compensation Plan”), (ii) the Fiduciary Committee, which administers the 401(k) Plan, (iii) the Equity Plan Committee, which approves individual equity awards below an annual maximum to non-executive employees and contractors, (iv) the Human Resources Committee, which administers the Company’s Severance Plan, the Deferred Compensation Plan, the Company’s Employee Stock Purchase Plan (the “ESPP”) and certain other employee benefits plans and (v) the Employee Benefits Appeals Committee, which, among other things, evaluates appeals with respect to certain of the Company’s benefits plans.

The Company’s Chief Compliance Officer and the Company’s Director of Human Resources have evaluated, and reviewed with the Compensation Committee, the design of and controls in the Company’s compensation policies and practices for all Company employees to determine whether they encourage unnecessary and excessive risk-taking. During this evaluation, the Company’s management and the Compensation Committee considered both the existence of sufficient internal controls within the Company designed to prevent manipulation that could impact compensation decisions and the existence of controls described in the “Compensation Discussion and Analysis” below that also apply to employees of the Company who are not executive officers. Based on the analysis conducted by the Company’s management and reviewed by the Compensation Committee, the Company does not believe that its compensation policies and practices for employees generally are reasonably likely to have a material adverse effect on the Company and the Company does not believe that its compensation policies and practices encourage unnecessary and excessive risk-taking. The Compensation Committee subsequently informed the Board of Directors of the process and outcome described above.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that NFP’s executive officers and directors and persons who beneficially own more than 10% of a registered class of the Company’s equity securities file certain reports of such ownership and changes in such ownership with the SEC and provide copies of these reports to NFP. Based solely on NFP’s review of these reports and written representations furnished to NFP, NFP believes that all reports required to be filed by each of the reporting persons during the year ended December 31, 2012 were filed in a timely manner and were accurate in all material respects.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary

This Compensation Discussion and Analysis provides information about the fiscal year 2012 compensation program for the Company’s Named Executive Officers, who are the following:

•	Jessica M. Bibliowicz, CEO;

•	Douglas W. Hammond, President and Chief Operating Officer;

•	Donna J. Blank, EVP and CFO;

•	Michael N. Goldman, EVP, Merger & Acquisitions; and

•	Edward G. O’Malley, SVP, and President of Corporate Client Group.

The Company’s goal for its executive compensation program is to attract and retain an effective and innovative team of executives and motivate them to lead the Company’s success in dynamic and competitive markets and create sustainable value for stockholders over time.

The compensation of the Company’s Named Executive Officers generally consists of three key components: base salary; the annual performance-based cash bonus; and the annual performance-based long-term equity incentive award. The annual performance-based cash bonus provides incentives for executives to achieve the Company’s annual financial and strategic goals. Long-term equity awards provide incentives for executives to focus on long-term value creation for stockholders and encourage retention of executives, since the ultimate value of the award to the executive depends on the value of the Common Stock on the vesting date, the executive’s continued service, and for certain awards, the Company’s three-year total shareholder return (“TSR”) performance.

Pay-for-Performance

The key components of the Company’s executive compensation program are based on the principle of “pay for performance.” Like many companies, the Company uses a combination of fixed and variable compensation programs to reward and incentivize strong performance, and to align the interests of the Company’s executives with the interests of its stockholders. While the Compensation Committee believes that financial performance should be the most significant driver of compensation, other non-financial factors that drive long-term value for stockholders are also taken into account by the Compensation Committee, including progress on strategic initiatives. Ultimately, the amount of variable compensation awarded to the Named Executive Officers is determined based on the performance of the Company, taking into account general compensation trends, the affordability of the compensation awards and fairness to both the executive and stockholders.

Fiscal Year 2012 Performance

In 2012, the Company’s Adjusted EBITDA significantly increased over the prior year. In addition, organic revenue grew in two of the Company’s three business segments and consolidated Adjusted EBITDA margins improved with respect to 2011. In determining fiscal 2012 compensation, the Compensation Committee considered the following areas of achievement:

•	Adjusted EBITDA: The Company’s 2012 Adjusted EBITDA was $141.0 million, an 11.5% increase over 2011;

•	Margin Improvement: The Company’s consolidated Adjusted EBITDA margins increased from 12.5% in 2011 to 13.3% in 2012;

•

Total Shareholder Return: The Company’s one-year and three-year TSR for the period ended December 31, 2012 were 26.8% and 111.9%, respectively, as compared to one-year and three-year TSR of 16.4% and 41.4%, respectively, for the Russell 2000 Index for the same periods;

•	Revenues: The Company’s 2012 revenues were $1,061.7 million, a 4.8% increase over 2011;

•	Organic Revenues: The Company’s 2012 organic revenues increased by 2.5% over 2011;

•	Operating Cash Flow: In 2012, the Company generated operating cash flow of $53.1 million;

•

Strategic Initiatives: During 2012, the Company continued to execute on strategic acquisitions, and continued its internal consolidation strategy by implementing a multi-year management contract buyout plan and completing regional consolidations, all of which enhance the Company’s value proposition and drive key integration and coordinated regionalization efforts.

•

Acquisitions: In 2012, the Company acquired a New York-based full service corporate benefits brokerage and consulting business, which is expected to enhance the Company’s corporate benefits presence in the New York region. In addition, during 2012, the Company continued to build scale in its property and casualty business through acquisitions, including the completed acquisition of a national platform for high-end personal lines property and casualty. For the 2012 fiscal year, the Company completed a management contract buyout in North Carolina, helping to create a new Southeast hub that provides employee benefits and consulting services to mid-sized and large corporations;

•

Continued Financial Stability: The Company maintained significant liquidity during 2012 and remained comfortably within its debt covenants. The Company’s credit facility was amended to adjust for the accounting impact of the management contract buyouts and to facilitate any future management contract buyouts. The Company also evaluated various re-financing alternatives and closed on a new and expanded credit facility in February 2013; and

•

Industry Recognition: Most recently, the Company was ranked eighth on Business Insurance’s 100 Largest Brokers of US Business; second on Business Insurance’s Largest Agents and Brokers Headquartered in the US Northeast; and as the ninth Top Global Insurance Broker by Best’s Review. The Company also operated the third largest Executive Benefits Provider of nonqualified deferred compensation plans administered for recordkeeping clients as ranked by PlanSponsor; operated a top ten Independent Broker Dealer as ranked by Financial Planning and Financial Advisor; had three advisors ranked in Barron’s Top 100 Independent Financial Advisors; is a leading independent life insurance distributor according to many top tier carriers.

In addition to the above mentioned factors, in determining total compensation for 2012, the Compensation Committee considered the individual performance of the Named Executive Officers as well as the economic and business conditions in which the Company operated during 2012. The Compensation Committee concluded that under the leadership of the Named Executive Officers, the Company achieved solid results including a double-digit increase in Adjusted EBITDA; solid operating cash flow; continued growth in revenues and margins; and the execution of key strategic initiatives, including the consummation of strategic acquisitions, and initiation of a multi-year management contract buyout plan, that are expected to advance the Company’s client offerings through an increasingly integrated operating structure and further enhance the Company’s leadership position in its key markets. As a result, the Compensation Committee determined that the variable component of pay levels for the Named Executive Officers in 2012 should be higher than 2011 variable pay levels. The Named Executive Officers’ variable pay for 2012 was, in the aggregate, approximately 16% higher than for 2011.

Evolving Executive Compensation Structure and Best Practices

Under the Compensation Committee’s leadership, the Company has made several changes to its executive compensation program in recent years to further align the Company’s executive compensation structure with the interests of the Company’s stockholders and emerging executive compensation best practices. These changes include the following:

•

Performance-based Vesting. Until recently, equity grants were awarded based on previous year performance and were delivered in the form of time-based restricted stock units (“RSUs”). Commencing with the 2012 performance year, a portion of the annual long-term equity incentive award granted to executive officers will be delivered in the form of RSUs that are subject to performance-based vesting (“PSUs”). Initially, 70% of the long-term equity incentive award will be delivered in the form of time-based vesting RSUs, and 30% will be delivered in the form of PSUs. The Compensation Committee expects to increase the percentage of the long-term equity incentive award that will be delivered in the form of PSUs in subsequent years. Vesting of the PSUs is determined by the Company’s TSR performance over a three-year period compared to the Russell 2000 Index, thereby linking a substantial portion of executives’ long-term equity incentive awards directly to shareholder returns.

•

Adoption of Peer Group for Design Purposes. While the Company believes that it has limited direct peers, it also understands the importance of external data to assess trends in compensation practices. For 2013 performance year, the Compensation Committee adopted a peer group comprised of companies whose business models have similarities to the Company’s business model and operate within one or more of the lines of business in which the Company currently operates. The Compensation Committee adopted the peer group for compensation design purposes and does not intend to use the peer group for compensation benchmarking because many of these companies are much larger than NFP. By adopting the peer group for compensation design purposes, the Compensation Committee expects to gain broader perspective on compensation programs, designs, and practices for companies in the markets within which the Company operates. The following companies have been selected for inclusion in the Company’s peer group for compensation design purposes for the 2013 fiscal year:

Brown & Brown, Inc.	Arthur J. Gallagher & Co.
Stifel Financial Corp.	Waddell & Reed Financial, Inc.
Manning & Napier, Inc.	Affiliated Managers Group, Inc.
LPL Financial Holdings Inc.	Raymond James Financial, Inc.
Willis Group Holdings PLC	Towers Watson & Co.
Aon plc	Marsh & McLennan Companies, Inc.
Charles Schwab & Co., Inc.

•

Adoption of Clawback Policy. The Compensation Committee has adopted a Compensation Recoupment Policy (the “Clawback Policy”) to recover executive incentive compensation awards that are based on erroneous financial information or performance metrics.

•

Replacement Change in Control Plan; Elimination of Tax-Gross Ups. The Compensation Committee elected not to renew the current term of the Company’s 2007 change in control severance plan and, in 2012, adopted a replacement change in control severance plan that more closely aligns with current compensation practices and trends. The replacement change in control severance plan is a “double-trigger” plan that provides no tax gross-ups.

•

Limitation on Accelerated Vesting of CEO Equity Awards. At the Compensation Committee’s request, Ms. Bibliowicz agreed to waive accelerated vesting upon certain termination events and change in control of the Company under her employment agreement with respect to RSU awards made in 2010 and thereafter.

•

Restriction of Hedging and Pledging NFP Securities. The Board of Directors amended the Company’s insider trading policy to prohibit executives, directors and certain other employees from hedging the economic risks of their Common Stock ownership and from pledging Company securities.

•

Robust Stock Ownership Guidelines. At the Compensation Committee’s recommendation, in 2010, the Board of Directors adopted more robust stock ownership guidelines for the Company’s executives and directors that include net retention requirements for equity awards until the ownership guidelines are met.

•	Elimination of Perks. The Compensation Committee eliminated perquisites for executives with the exception of reimbursement for spousal travel on certain business trips.

•

Elimination of Enhanced Health and Welfare Benefits. The Compensation Committee eliminated enhanced health and welfare benefits for executives. The Company provides health and welfare benefits to executives on the same basis as such benefits are generally provided to the Company’s corporate employees.

Say on Pay Feedback from Stockholders

The Company provides stockholders with an annual advisory vote on its executive compensation program (“Say-on-Pay”). The Company’s Say-on-Pay proposal at the 2012 Annual Meeting received substantial majority support from stockholders (over 95.6% “For” votes). The Compensation Committee believes the vote outcome affirms stockholders’ support of the Company’s approach to executive compensation, and the reasonableness of the Company’s executive compensation pay program and practices. The Compensation Committee considered the vote outcome, and given the significant approval level, did not change its approach in determining executive compensation for the 2012 fiscal year, although, as noted above, the Company has made various changes to its executive compensation program and will continue to monitor executive compensation practices to ensure that the Company’s executive compensation program is properly aligned with emerging best practices. The Compensation Committee will continue to consider the outcome of the Company’s Say-on-Pay votes as one factor, in conjunction with others, when making future executive compensation decisions.

CEO Succession

On April 26, 2012, Ms. Bibliowicz, then NFP’s CEO, President and Chairman, stepped down as President, and Mr. Hammond was promoted from Executive Vice President and Chief Operating Officer to NFP’s President and Chief Operating Officer. On November 16, 2012, Ms. Bibliowicz provided NFP with notice of her voluntary resignation as NFP’s CEO, effective as of May 17, 2013. Upon the end of her tenure as CEO, Ms. Bibliowicz will serve as Non-Executive Chairman of the Board of Directors for a one-year term ending at the 2014 Annual Meeting of Stockholders, to the extent one is held (the “2014 Annual Meeting”), subject to her earlier resignation from the Board of Directors pursuant to the Merger Agreement. The Board of Directors is expected to name Mr. Hammond as CEO of the Company at the end of Ms. Bibliowicz’s tenure as CEO.

Compensation Philosophy and Objectives

The Company’s executive compensation philosophy is to maintain practices that attract, retain and motivate the Company’s executive officers, including the Named Executive Officers, who are critical to the Company’s long-term success and the creation of long-term stockholder value, and provide significant opportunity to reward superior individual and Company performance. Accordingly, the Company’s executive compensation program is designed to:

•	link rewards to achievement of the Company’s business objectives and financial performance;

•	provide rewards for superior individual performance and contributions to the achievement of such objectives;

•	align the financial interests of the Company’s executives with those of its shareholders through stock-based incentives and stockownership requirements;

•

provide an appropriate mix of fixed and variable compensation that balances short-term performance with long-term performance and discourages executives from taking unnecessary and excessive risks; and

•	encourage executive retention.

In support of the above objectives, the Compensation Committee continuously reviews the design of the various components of the Company’s executive compensation program and evaluates emerging best practices and trends in compensation design to ensure that the program supports the Company’s short- and long-term strategic and financial goals and appropriately balances risk in the overall business strategy against potential reward to executives.

Role of the Chief Executive Officer and the President

The CEO and the President evaluated, with the Compensation Committee, the performance and contributions of the executive officers other than herself and himself, and made compensation recommendations to the Compensation Committee based on these evaluations. The Compensation Committee can exercise discretion in modifying compensation recommendations related to executive officers that are made by the CEO and the President. The amount and form of compensation for the Named Executive Officers for 2012 were determined by the Compensation Committee in its sole discretion.

Role of Independent Compensation Consultant

The Compensation Committee retained the services of Pay Governance as their independent compensation consultant. Pay Governance does not provide any other services to the Company. Pay Governance provides assistance to the Compensation Committee on the structure of the Company’s executive compensation program and provided information regarding evolving compensation trends and best practices. In particular, during 2012, Pay Governance advised the Compensation Committee on the structure of a performance share plan which resulted in the implementation of the PSU component of the long-term equity incentive award, and the adoption of the peer group for compensation design purposes. In addition, in early 2013, Pay Governance assisted the Compensation Committee in evaluating the compensation of executive officers for the 2012 fiscal year.

Pay Levels

The Company does not target any particular percentile or comparative level of total compensation (or any of the key elements of total compensation) for any Named Executive Officer. Pay levels for the Named Executive Officers, however, are determined by weighing multiple criteria, including the individual’s roles and responsibilities within the Company, the individual’s experience and expertise, and the performance of the individual and the Company as a whole. The Compensation Committee is responsible for approving pay levels for the Named Executive Officers. In determining pay levels, the Compensation Committee considers all forms of compensation and benefits, including the mix thereof.

The Compensation Committee did not engage in formal benchmarking in establishing the compensation of the Named Executive Officers in 2012. The Company has not relied on formal benchmarking to drive executive compensation decisions most notably because (i) the Company has limited direct industry peers and (ii) compensation benchmarking does not take into account the specific performance of the Named Executive Officers, or the performance of the Company; nor does it reflect considerations of internal equity or affordability, and, therefore, can result in compensation that is unrelated to the value delivered by the Named Executive Officers. However, while setting 2012 incentive pay and 2013 base salaries, the Compensation Committee did consider various broad-based third party surveys of compensation in the financial services industry as a reference point in understanding current compensation practices and trends with respect to individual pay components and total pay levels. The Compensation Committee made compensation decisions for 2012 based on an annual review of financial performance, and overall cost structure in relation to financial performance to ensure a balanced outcome that is affordable to the Company and fair to both executives and stockholders. In setting pay levels, the Compensation Committee took into account the particular achievements of the Company noted above and the specific roles, achievements and contributions of the Named Executive Officers discussed below. Besides performance and affordability, the Compensation Committee also considered internal pay equity with respect to roles and responsibilities among the Company’s leadership team.

Key Elements of the Company’s Executive Compensation Program

The key elements of the Company’s 2012 executive compensation program are described in the diagram below.

Other than the set allocation between RSUs and PSUs, the Company generally does not use a pre-established policy or target for the allocation among these key elements of compensation for any Named Executive Officer. However, the Compensation Committee believes that performance-based bonuses and long-term equity awards are the most effective way to attract and retain executive officers as well as align their financial interests with those of the Company’s stockholders, and therefore, each Named Executive Officer’s total compensation is more heavily weighted towards incentive compensation, which comprises both cash and equity. For 2012, at least 63% of total compensation paid or awarded to each Named Executive Officer consisted of performance-based cash bonus and equity incentives paid or awarded in February 2013 for fiscal 2012 performance.

Base Salary

The Named Executive Officers receive a base salary that is reviewed by the Compensation Committee annually as part of the executive officer performance review process. The objective of base salary is to provide a baseline compensation level that delivers current cash income to the Named Executive Officers and reflects his or her job responsibilities, experience and value to the Company. The Company believes that base salaries are not as significant as performance-based bonuses and long-term equity incentive awards in meeting the Company’s compensation objectives. The Company does not target any particular percentile or comparative level of base salary compensation for any Named Executive Officer.

Ms. Bibliowicz’s 2012 base salary was the same as in 2011 and was determined pursuant to the terms of her employment agreement, which was in effect throughout 2012. Ms. Bibliowicz’s employment agreement is described in more detail on page 37. The 2012 base salaries for Ms. Blank and Messrs. Hammond, Goldman and O’Malley were the same as in 2011.

In connection with Mr. Hammond’s promotion to President and his assumption of new responsibilities in connection with the leadership transition efforts underway at the Company, Mr. Hammond’s base salary was increased to $475,000 effective March 1, 2013.

Performance-based Compensation

The Compensation Committee uses performance-based compensation to provide a direct financial incentive to the Company’s Named Executive Officers that is aligned with the achievement of the Company’s business objectives and financial performance; and is designed to reward the Named Executive Officers for individual performance and contributions to the achievement of the Company’s business objectives.

Performance-based compensation is determined under the Company’s 2009 Management Incentive Plan (the “MIP”). Under the MIP, a portion of each Named Executive Officer’s variable incentive award in respect of a fiscal year is paid out immediately, in the form of a short-term cash bonus, and the remainder is awarded to the applicable Named Executive Officer in the form of RSUs that generally pay out over a three-year vesting period and PSUs that generally pay out at the end of a three-year performance period depending on satisfaction of applicable performance criteria, as described in more detail below. Consistent with the terms of the MIP as approved by the Company’s stockholders in June 2009, the maximum annual performance-based compensation to be paid to each of the Company’s Named Executive Officers, as well as the performance goals to be attained by such executive officers as a prerequisite to receiving such compensation, are determined by the Compensation Committee on an annual basis.

In March 2012, the Compensation Committee established a formula to determine maximum variable incentive awards for the Named Executive Officers for 2012. Following the close of the fiscal year, the Compensation Committee determined the maximum awards payable under this formula based on Company performance in 2012, and through the exercise of negative discretion (as described below) in which the maximums were reduced to amounts the Compensation Committee determined to be appropriate, allocated the resulting amount into (i) a performance-based bonus that was delivered in the form of cash and (ii) performance-based equity incentive awards that were delivered in the form of RSUs and PSUs.

The formula used by the Compensation Committee for determining maximum awards under the MIP in 2012 was based on the Company’s Adjusted EBITDA. Adjusted EBITDA is defined as net income excluding income tax expense; interest income; interest expense; gain on early extinguishment of debt; other, net; amortization of intangibles; depreciation; impairment of goodwill and intangible assets; (gain) loss on sale of businesses, net; the accelerated vesting of, or reversal of previously-recognized expenses related to, certain RSUs; any change in estimated acquisition earn-out payables recorded in accordance with purchase accounting that have been subsequently adjusted and recorded in the consolidated statements of income and the expense related to management contract buyouts. For 2012, the Compensation Committee determined that performance-based compensation would be awarded to the Named Executive Officers so long as the Company generated Adjusted EBITDA.

The Compensation Committee chose Adjusted EBITDA as the performance metric for variable incentive purposes under the MIP because it believes that Adjusted EBITDA is a meaningful indicator of the Company’s performance and profitability and is an important metric upon which the Company is measured by the investment community. Adjusted EBITDA reflects the underlying performance and profitability of the Company’s business by excluding items that do not have a current cash impact and are therefore not reflective of the Company’s current operating performance. Additionally, Adjusted EBITDA excludes certain items that are unusual in nature or not comparable from period to period. The Company uses Adjusted EBITDA as a measure of operating performance (on an individual business line, segment, and consolidated basis); for planning purposes, including the preparation of budgets and forecasts; as the basis for allocating resources to enhance the performance of the Company’s businesses; to evaluate the effectiveness of its business strategies; as a factor in shaping the Company’s acquisition activity; and as a factor in determining incentive compensation to employees. The Company believes that the use of Adjusted EBITDA provides an additional meaningful method of evaluating certain aspects of the Company’s operating performance from period to period on a basis that may not be otherwise apparent under GAAP metrics.

The Company’s Adjusted EBITDA for 2012 was $141.0 million. The maximum annual performance-based compensation that the Compensation Committee could have awarded to each Named Executive Officer ranged from 0.80% to 2.40% of the Company’s 2012 Adjusted EBITDA up to a maximum award of $5 million and is set forth in the table below. While the maximum awards were determined pursuant to the formula established by the Compensation Committee, for 2012, the maximum awards set forth below were not an expectation of the actual awards that would be paid to the executive officers.

2012 Maximum Performance-based Compensation

Name	Maximum Percentage of Adjusted EBITDA	Maximum Performance- based Compensation
Jessica M. Bibliowicz	2.40%	$3,384,000
Douglas W. Hammond	1.60%	2,256,000
Donna J. Blank	1.60%	2,256,000
Michael N. Goldman	1.20%	1,692,000
Edward G. O’Malley	0.80%	1,128,000

Total	7.60%	$10,716,000

As noted above, the Compensation Committee exercised negative discretion to pay actual performance-based awards that are less than the maximum awards that the Named Executive Officers were eligible to receive. The maximum awards that each Named Executive Officer was eligible to receive is intended as a ceiling on the compensation range for awards under the MIP that an executive officer may be paid while maintaining the tax deductibility of the awards as performance-based compensation under Section 162(m) of the Code (“Section 162(m)”).

The Compensation Committee exercised negative discretion in determining the actual awards to be paid taking into consideration its own assessment of reasonable and appropriate compensation for each Named Executive Officer. The Compensation Committee did not utilize a mathematical formula in exercising its negative discretion, but rather, applied its business judgment and considered multiple quantitative and qualitative criteria, including:

•	the overall financial performance of the Company and its key business segments in 2012;

•	progress made on the Company’s strategic initiatives;

•	quality of the Company’s earnings;

•	the Company’s total shareholder return for 2012;

•	the effective management of risk;

•	the individual performance, experience and responsibilities of the applicable executive officer and the contributions of the executive officer to the Company’s overall success; and

•

the historical compensation levels (cash and equity) of the executive officer during his or her tenure at the Company and the relative compensation levels and internal pay equity among the executive officer’s peers at the Company.

In addition to the factors listed above, the Compensation Committee considered the economic and business conditions in which the Company operated during 2012 and external data, provided by compensation surveys, with respect to compensation practices and trends. The Compensation Committee did not assign any relative weighting to the factors listed above but rather considered the performance of the Company as a whole; the performance of its key business segments; the performance of each one of the Named Executive Officers during 2012; and the cost of the incentive awards in relation to the Company’s overall financial performance to ensure affordability. Summarized below are the principal accomplishments of each of the Named Executive Officers for 2012 and other factors that were considered by the Compensation Committee in making its determinations regarding payout levels for 2012 MIP awards.

2012 CEO Performance-based Compensation

During 2012, Ms. Bibliowicz led the Company to achieve its financial and strategic goals. Under her leadership, the Company achieved solid results, including a substantial increase in Adjusted EBITDA, continued revenue growth driven by organic growth and acquisitions, and one-year and three-year TSR for the period ended December 31, 2012 of 26.8% and 111.9%, respectively. The Company continued executing on its capital allocation strategy in which capital was allocated to (i) acquisitions to enhance the Company’s leadership position in its core markets, (ii) a multi-year management contract buyout plan to enhance the Company’s value proposition and drive its integration and coordinated regionalization efforts and (iii) a share repurchase program to provide direct capital return to stockholders. In addition, in collaboration with the Board of Directors, Ms. Bibliowicz continued to focus on developing future leadership capabilities, including a capable successor for the Company’s CEO position.

To recognize her performance for 2012, the Compensation Committee approved payment of $1,200,000 in performance-based compensation to Ms. Bibliowicz. A portion of Ms. Bibliowicz’s performance-based pay was payable immediately in the form of a $700,000 cash bonus. The remainder was awarded on February 16, 2013 in the form of a $500,000 RSU award with a one-year vesting period (the “CEO 2012 Performance RSU Award”), a departure from the Company’s standard three-year graded vesting period for RSU awards to executives. The Compensation Committee determined that the increase in Ms. Bibliowicz’s cash bonus coupled with an RSU award with a one-year vesting period was appropriate in order to compensate Ms. Bibliowicz for her service and performance during 2012. The Compensation Committee opted to utilize a one-year vesting schedule for the CEO 2012 Performance RSU Award to coincide with Ms. Bibliowicz’s remaining time of service with the Company. Ms. Bibliowicz’s aggregate 2012 performance-based compensation was 9.4% lower than her performance-based pay for 2011, which reflects the shorter vesting period for her RSU award.

Except for full accelerated vesting in the event of Ms. Bibliowicz’s death or disability and pro-rated accelerated vesting in certain circumstances relating to a change in control of the Company, these RSUs vest in full one year from the grant date, subject to Ms. Bibliowicz’s continued employment or service through such vesting date. The RSUs also entitle Ms. Bibliowicz to earn dividend equivalents in the form of cash (or, at the option of the Compensation Committee, additional RSUs). Dividend equivalents are subject to the same terms and conditions (including vesting, forfeiture and payment) that apply to the RSUs on which they are earned.

The following tables illustrate the actual amounts paid or awarded to Ms. Bibliowicz under the MIP for performance during the 2012 fiscal year, broken down into the component parts, and provide a comparison of actual amounts awarded to Ms. Bibliowicz under the MIP for performance during the 2011 and 2012 fiscal years.

2012 CEO Actual Performance-based Compensation

2012 Performance-based Cash Bonus	2012 Performance-based Equity Incentive Award		2012 Aggregate Actual Performance-based Compensation
	Dollar Value of RSUs Awarded(1)	Number of RSUs Awarded(2)
$700,000	$500,000	27,716	$1,200,000

(1)	Reflects the dollar value of the RSU award approved by the Compensation Committee, which is then converted into a number of RSUs in accordance with the formula described in footnote (2) below. Pursuant to SEC rules, the grant date fair value of these RSUs is not reflected in the Summary Compensation Table on page 32 or in the 2012 Grants of Plan-Based Awards Table on page 33 since the actual grant date of these RSUs was in 2013 as opposed to 2012. Accordingly, the grant date fair value of these awards will be disclosed in the Grants of Plan-Based Awards Table in the Company’s 2014 proxy statement, to the extent one is filed (the “2014 Proxy Statement”).
(2)	In accordance with the Company’s past practices, the number of RSUs awarded was determined using the Company’s Grant Price Formula, defined below. The Grant Price Formula divides the dollar value of the award made by the Compensation Committee by the 20-day average closing stock price of the Common Stock ending one day prior to the grant date ($18.04).

2011 vs. 2012 CEO Actual Performance-based Compensation

2011 Performance-based Compensation			2012 Performance-based Compensation			Change from 2011 to 2012
Cash Bonus	Long-Term Equity Award – Dollar Value(1)	Aggregate Performance- based Compensation	Cash Bonus	Equity Award – Dollar Value(1)	Aggregate Performance- based Compensation
$525,000	$800,000	$1,325,000	$700,000	$500,000	$1,200,000	-9.4%

(1)	Reflects the dollar value of the RSU award approved by the Compensation Committee. The grant date fair value of Ms. Bibliowicz’s 2011 long-term equity award is disclosed in the 2012 Grants of Plan-Based Awards Table on page 33 and the grant date fair value of Ms. Bibliowicz’s 2012 equity award will be disclosed in the Grants of Plan-Based Awards Table in the Company’s 2014 Proxy Statement.

2012 Performance-based Compensation – Other Named Executive Officers

Mr. Hammond: In 2012, Mr. Hammond led the execution of the Company’s internal consolidation strategy through management contract buyouts and regional consolidations. Mr. Hammond also led company-wide efforts focused on strategic growth and profitability. Under Mr. Hammond’s leadership, the Company’s Adjusted EBITDA for 2012 increased 11.5% when compared to the prior year and during 2012, the Company generated improved margins on a consolidated basis. In addition, in 2012, Mr. Hammond successfully assumed the role of President and increased leadership responsibilities in connection with the CEO transition. The Compensation Committee approved payment of $1,525,000 in performance-based pay to Mr. Hammond, approximately 21% higher than his performance-based pay for 2011.

Ms. Blank: In 2012, under Ms. Blank’s leadership, the Company maintained significant liquidity and remained comfortably within its debt covenants. Ms. Blank worked to amend the Company’s credit facility to facilitate the initiation of a multi-year management contract buyout plan, an integral component of the Company’s integration, growth and capital allocation strategy. In addition, with Ms. Blank’s direction, the Company evaluated various re-financing alternatives, after which the Company successfully negotiated a new expanded credit facility which closed in February 2013. Under Ms. Blank’s guidance, the Company’s Information Technology Department managed the selection and implementation of the first phase of a new customer relationship management system, which will facilitate the Company’s efforts to obtain a consolidated view of the Company’s customer base and further integrate sales processes across the Company. The Compensation Committee approved payment of $1,310,000 in performance-based compensation to Ms. Blank, approximately 2% higher than her performance-based pay for 2011.

Mr. Goldman: In 2012, Mr. Goldman led key strategic initiatives designed to enhance the Company’s growth. These initiatives included (i) the acquisition of a national high-end personal lines property and casualty organization that will be integrated with the Company’s primary property and casualty subsidiary to establish a national platform for private clients, (ii) the acquisition of a New York-based corporate benefits brokerage and consulting business to enhance regional build-out capabilities, (iii) other acquisitions to strengthen existing businesses and (iv) management contract buyouts to develop and enhance consolidated regional hubs. In addition, Mr. Goldman successfully assumed additional responsibilities throughout 2012, including oversight of the Company’s subsidiary operations. As a result, the Compensation Committee approved payment of $1,375,000 in performance-based compensation to Mr. Goldman, approximately 35% higher than his performance-based pay for 2011.

Mr. O’Malley: In 2012, under Mr. O’Malley’s leadership, the Company’s Corporate Client Group (“CCG”) achieved solid results: Adjusted EBITDA increased 22.5% over 2011, revenues grew 13.7% over 2011, and organic growth increased 5.2% over 2011. Mr. O’Malley strategically executed on multiple acquisitions allowing the Company to expand its property and casualty capabilities and enhance the Company’s corporate benefits presence in the New York region. In addition, Mr. O’Malley completed several management contract buyouts in geographical markets that are critically important to the Company, thereby enhancing regional build-out capabilities and advancing the Company’s value proposition. For the 2012 fiscal year, CCG accounted for approximately 66.5% of the Company’s Adjusted EBITDA and approximately 44.1% of the Company’s revenue. The Compensation Committee approved payment of $750,000 in performance-based compensation to Mr. O’Malley, approximately 76% higher than his performance-based pay for 2011.

The performance-based pay for each Named Executive Officer (other than the CEO) was allocated into two parts, (i) a cash bonus payable on an immediate basis and (ii) a long-term equity award of which (x) 70% was delivered in the form of RSUs that vest ratably over a three-year period and (y) 30% was delivered in the form of PSUs that vest at the end of a three-year performance period based on satisfaction of certain performance criteria, as discussed in detail below. The following table illustrates the actual amounts paid or awarded to each Named Executive Officer (other than the CEO) under the MIP for performance during the 2012 fiscal year, broken down into the component parts.

2012 Actual Performance-based Compensation – Other Named Executive Officers

Name	2012 Performance-based Cash Bonus	2012 Performance-based Long-Term Equity Incentive Award				2012 Aggregate Actual Performance-based Compensation
		Aggregate Dollar Value of RSUs Awarded(1)	Aggregate Number of RSUs Awarded(2)	Aggregate Dollar Value of PSUs Awarded(3)	Aggregate Number of PSUs Awarded(2)
Douglas W. Hammond	$775,000	$525,000	29,102	$225,000	12,472	$1,525,000
Donna J. Blank	760,000	385,000	21,341	165,000	9,146	1,310,000
Michael N. Goldman	725,000	455,000	25,222	195,000	10,809	1,375,000
Edward G. O’Malley	425,000	227,500	12,611	97,500	5,405	750,000

Total	$2,685,000	$1,592,500	88,276	$682,500	37,832	$4,960,000

(1)	Reflects 70% of the dollar value of the long-term equity incentive award approved by the Compensation Committee. The dollar value of the award is converted into a number of RSUs in accordance with the formula described in footnote (2) below. Pursuant to SEC rules, the grant date fair value of these RSUs is not reflected in the Summary Compensation Table on page 32 or in the 2012 Grants of Plan-Based Awards Table on page 33 since the actual grant date of these RSUs was in 2013 as opposed to 2012. Accordingly, the grant date fair value of these awards will be disclosed in the Grants of Plan-Based Awards Table in the Company’s 2014 Proxy Statement.
(2)	In accordance with the Company’s past practices, the number of RSUs or PSUs, as applicable, awarded was determined using the Company’s Grant Price Formula, defined below. The Grant Price Formula divides the dollar value of the award made by the Compensation Committee by the 20-day average closing stock price of the Common Stock ending one day prior to the grant date ($18.04).
(3)	Reflects 30% of the dollar value of the long-term equity incentive award approved by the Compensation Committee. The dollar value of the award is converted into a number of PSUs in accordance with the formula described in footnote (2) above. Pursuant to SEC rules, the grant date fair value of these PSUs is not reflected in the Summary Compensation Table on page 32 or in the 2012 Grants of Plan-Based Awards Table on page 33 since the actual grant date of these PSUs was in 2013 as opposed to 2012. Accordingly, the grant date fair value of these awards will be disclosed in the Grants of Plan-Based Awards Table in the Company’s 2014 Proxy Statement.

The following table illustrates the actual amounts awarded to each Named Executive Officer (other than the CEO) under the MIP for performance during the 2011 fiscal year compared to the actual amounts awarded for performance during the 2012 fiscal year.

2011 vs. 2012 Actual Performance-based Compensation—Other Named Executive Officers

	2011 Performance-based Compensation			2012 Performance-based Compensation			Change from 2011 to 2012
Name	Cash Bonus	Long-Term Equity Award- Dollar Value(1)	Aggregate Performance- based Compensation	Cash Bonus	Long-Term Equity Award- Dollar Value(1)	Aggregate Performance- based Compensation
Douglas W. Hammond	$650,000	$610,000	$1,260,000	$775,000	$750,000	$1,525,000	+21.0%
Donna J. Blank	750,000	530,000	1,280,000	760,000	550,000	1,310,000	+2.3%
Michael N. Goldman	600,000	420,000	1,020,000	725,000	650,000	1,375,000	+34.8%
Edward G. O’Malley	300,000	125,000	425,000	425,000	325,000	750,000	+76.5%

Total	$2,300,000	$1,685,000	$3,985,000	$2,685,000	$2,275,000	$4,960,000	+24.5%

(1)	Reflects the dollar value of the RSU award approved by the Compensation Committee. The grant date fair value of the 2011 long-term equity award is disclosed in the 2012 Grants of Plan-Based Awards Table on page 33 and the grant date fair value of the 2012 long-term equity-award will be disclosed in the Grants of Plan-Based Awards Table in the Company’s 2014 Proxy Statement.

Performance-based Cash Bonus

As noted above, the Compensation Committee paid a portion of each Named Executive Officer’s actual performance-based compensation under the MIP as a short-term cash bonus, and exercised its negative discretion in determining the actual cash bonus awards to be paid. The primary tool used by the Compensation Committee in the application of its negative discretion was the cash bonus pool formula established by the Compensation Committee for the 2012 performance of the Company’s corporate employees, including the Named Executive Officers. The cash bonus pool was funded based on a formula linked to the Company’s Adjusted EBITDA performance in 2012. At the beginning of 2012, the Compensation Committee established the minimum level of Adjusted EBITDA performance required to fund the cash bonus pool, and a maximum level of funding of the bonus pool based on the Company’s Adjusted EBITDA performance. However, the Compensation Committee retained the discretion to reduce the bonus pool below the level at which the formula funded it. For the 2012 performance year, the Compensation Committee did not exercise negative discretion to reduce the 2012 cash bonus pool. As a result of the application of the bonus pool formula, the aggregate bonus pool for corporate employees for cash bonuses for 2012 performance was $14.06 million, an increase of 16.4% compared to the 2011 cash bonus pool.

The Compensation Committee determined the portion of the cash bonus pool to be allocated to each Named Executive Officer in its sole discretion. After consideration of the factors discussed on page 19 and the historical levels of the cash bonus pool allocated to Named Executive Officers with respect to the aggregate cash bonus pool for corporate employees, the Compensation Committee determined to allocate approximately 24% of the aggregate cash bonus pool to the Named Executive Officers, an amount consistent with the percentage of the pool allocated to the Named Executive Officers in 2011. As a result of the increase in the cash bonus pool, and after considering the performance and historical compensation level for each Named Executive Officer, ultimately, for the 2012 year, the Compensation Committee determined to increase the cash bonus level for each Named Executive Officer as compared to the respective executive’s 2011 cash bonus.

Performance-based Long-Term Equity Incentive Awards

The Compensation Committee believes that the Company’s stockholders are well-served by the award to the Named Executive Officers of stock-based compensation that encourage a focus on long-term value creation associated with the ongoing exposure to changes in the value of the stock, and retention of executive officer talent. By having a significant portion of the Named Executive Officers’ compensation payable in the form of equity awards, these executives are motivated to align their interests with the interests of the Company’s stockholders since an increase in the value of NFP stock over the long-term will increase the value, and, with respect to PSUs, the likelihood of vesting, of the executive equity awards as well. The Compensation Committee also concluded that it is imperative to retain key executives who are critical to the Company’s success.

As illustrated in the tables above, the Compensation Committee paid a portion of the Named Executive Officers’ actual performance-based compensation under the MIP as long-term equity incentive awards in the form of RSUs and PSUs, and exercised its negative discretion in determining the actual value of these awards. Similar to the cash bonus pool, the primary tool used by the Compensation Committee in the application of its negative discretion was a long-term equity incentive pool formula established by the Compensation Committee that was linked to the Company’s Adjusted EBITDA performance in 2012. At the beginning of 2012, the Compensation Committee established the minimum level of Adjusted EBITDA performance required to fund the long-term equity incentive pool, and a maximum level of funding of the long-term equity incentive based on the Company’s Adjusted EBITDA performance. While the Compensation Committee retained the discretion to reduce the long-term equity incentive pool below the level at which the formula funded it, for the 2012 performance year, the Compensation Committee did not choose to exercise such negative discretion. As a result of the application of the long-term equity incentive pool formula, the aggregate long-term equity incentive pool for corporate employees for equity awards for 2012 performance was $5.29 million.

In determining the value of individual equity incentive awards to each Named Executive Officer, the Compensation Committee considered the total performance-based pay that it wanted to award to the Named

Executive Officer and the portion that had already been awarded through the cash bonus, and historical performance-based long-term equity awards to the executive. Ultimately, for the 2012 year, the Compensation Committee determined to increase the long-term equity incentive award for each Named Executive Officer (excluding the CEO) as compared to the long-term equity incentive award for 2011 performance.

As noted above, 70% of each Named Executive Officer’s performance-based long-term equity incentive award was delivered in the form of RSUs and 30% was delivered in the form of PSUs, except that the except for the CEO’s equity incentive award for 2012 performance was delivered 100% in RSUs. The RSUs and PSUs were granted in February 2013 under the terms of the 2009 SIP.

RSUs

Except for accelerated vesting in the event of a Named Executive Officer’s death or disability and in certain circumstances relating to a change in control of the Company and except for the CEO 2012 Performance RSU Award, the RSUs granted to the Named Executive Officers vest in three equal annual installments, subject to the Named Executive Officer’s continued service through each applicable vesting date. The RSUs also entitle the holder to earn dividend equivalents in the form of cash (or, at the option of the Compensation Committee, additional RSUs). Dividend equivalents are subject to the same terms and conditions (including vesting, forfeiture and payment) that apply to the RSUs on which they are earned.

PSUs

For the 2012 performance year, the Compensation Committee introduced PSUs as an additional form of the long-term equity incentive awarded to executives. Unlike the Company’s traditional RSUs which vest based on the Named Executive Officer’s continued service over a specified period, PSUs are earned based on the achievement of certain performance criteria and vest subject to the Named Executive Officer’s continued service during the vesting period. The number of PSUs ultimately earned depends on the Company’s TSR performance for a three-year performance period as compared to the TSR performance of companies comprising the Russell 2000 Index for the same period. For the PSUs awarded in February 2013, the three-year performance period started on January 1, 2013 and ends on December 31, 2015. The number of PSUs earned at the end of the performance period will equal the number of PSUs awarded to the Named Executive Officer on the PSU grant date, multiplied by the applicable performance percentage set forth in the table below.

NFP’s TSR Performance Ranking vs. Russell 2000 Index	Performance Percentage
≥75th percentile	150%
50th percentile	100%
25th percentile	50%
< 25th percentile	0%

If the Company’s TSR performance ranking relative to the Russell 2000 Index is below the 25th percentile, the performance percentage will equal 0%, and none of the PSUs will be earned or vested. If the Company’s TSR performance ranking relative to the Russell 2000 Index falls between the percentiles set forth in the table above, the value of the performance percentage will be interpolated on a straight-line basis. In the event of a Named Executive Officer’s death or disability or a change in control of the Company, the applicable performance percentage will be deemed to be 100% for purposes of determining the number of earned PSUs.

Except for accelerated vesting in the event of a Named Executive Officer’s death or disability and in certain circumstances relating to a change in control, as described below, earned PSUs vest in full on the third anniversary of the initial PSU grant date, subject to the Named Executive Officer’s continued service through such date. PSUs granted to the Named Executive Officers entitle the holder to earn dividends equivalents in the form of cash but they are only earned if and when the underlying PSUs are earned, and are paid at the same time any earned PSUs vest.

In the event of a change in control of the Company, the vesting of earned PSUs does not accelerate, but instead the earned PSUs either convert into replacement time-based RSUs or restricted cash units (“RCUs”)

depending on the nature of the change in control transaction. These replacement time-based RSUs or RCUs, as applicable, are subject to the same time vesting terms and conditions as the original PSUs, except, in addition to acceleration of vesting in case of death or disability of the participant, their vesting will also be accelerated if a Named Executive Officer’s service is terminated by the Company without cause or by such Named Executive Officer for good reason during a specified period prior to or after a change in control of the Company.

PSUs introduce a forward-looking performance metric that links a substantial portion of the executive’s long-term equity incentive award directly to shareholder returns. The Compensation Committee believes that using three-year TSR as the performance metric to determine vesting of PSU awards drives shareholder value because it establishes a direct link between shareholder returns and executive pay over the long-term. The Compensation Committee selected the Russell 2000 Index as the comparator group because it represents a stock universe with similar small cap investment characteristics as the Company.

Special Equity Awards to Certain Named Executive Officers

During 2012, the Compensation Committee awarded discretionary equity grants to two Named Executive Officers. The awards described below were not considered part of the Company’s ordinary annual or long-term compensation.

Douglas W. Hammond

In connection with Mr. Hammond’s appointment as President, on May 1, 2012, the Compensation Committee awarded Mr. Hammond RSUs valued at $500,000 as a promotion and retention award (the “Hammond Promotion Award”) under the terms of the 2009 SIP. Except for accelerated vesting in the event of Mr. Hammond’s death or disability and in certain circumstances relating to a change in control of the Company, these RSUs vest ratably on each of the first three anniversaries of the grant date, subject to Mr. Hammond’s continued service through each applicable vesting date, and provided that the Company meets or exceeds the minimum level of financial performance required to fund the cash bonus pool for corporate employees for the four fiscal quarters immediately preceding each anniversary of the grant date. The RSUs also entitle the holder to earn dividend equivalents in the form of cash (or, at the option of the Compensation Committee, additional RSUs). Dividend equivalents are subject to the same terms and conditions (including vesting, forfeiture and payment) that apply to the RSUs on which they are earned.

The Compensation Committee selected this performance condition for the Hammond Promotion Award because it is aligned with the criteria used to determine funding for the performance-based compensation pools for corporate employees, including the Named Executive Officers. In light of Mr. Hammond’s role and experience with the Company, the Compensation Committee views his retention as critical to the Company’s success and a smooth leadership transition.

Edward G. O’Malley

In February 2012, in light of Mr. O’Malley’s increased scope of responsibilities and the CCG’s contribution to the overall business of the Company, the Compensation Committee approved a special RSU award valued at $200,000 for Mr. O’Malley to further align his economic interests with those of stockholders and to increase the equity proportion of his total compensation package. Except for accelerated vesting in the event of Mr. O’Malley’s death or disability and in certain circumstances relating to a change in control of the Company, these RSUs vest ratably on each of the first three anniversaries of the grant date, subject to Mr. O’Malley’s continued service through each applicable vesting date. The RSUs also entitle the holder to earn dividend equivalents in the form of cash (or, at the option of the Compensation Committee, additional RSUs). Dividend equivalents are subject to the same terms and conditions (including vesting, forfeiture and payment) that apply to the RSUs on which they are earned.

Timing and Pricing of Equity Grants

The RSUs and PSUs granted pursuant to the MIP are performance-based compensation designed to reward the Named Executive Officers, in part, for the Company’s annual financial performance and achievement of the Company’s annual business objectives. As a result, these RSUs and PSUs are granted on or about February 16th of each year after the Compensation Committee has had an opportunity to assess the Company’s financial performance and achievement of business objectives for the prior fiscal year.

Equity awards other than those described above are generally granted so as to be effective on the first day of any fiscal quarter, though the Compensation Committee has the discretion to grant an equity award effective as of the first day of any month. Thus, depending on the actual date of the Compensation Committee meeting, there is a possibility that the approval date and the grant date of RSU awards may differ by one or more days. In order to ease the administrative burden on the Company relating to the granting and vesting of RSU awards, the Compensation Committee uses best efforts to ensure that one of the Company’s standard equity grant dates is used for awards to employees and directors. Thus, if a Compensation Committee meeting occurs prior to one of the Company’s standard equity grant dates, the Compensation Committee may approve the award on the actual day of the meeting but resolve that the award be granted in the future on one of the Company’s standard equity grant dates. In 2012, other than the Hammond Promotion Award which was approved by the Compensation Committee on April 26, 2012 and granted on May 1, 2012, the approval date and grant date were the same for all equity awards made to the Named Executive Officers.

Regardless of the approval date, the number of RSUs and PSUs awarded to employees and directors is determined by using the Company’s standard formula (the “Grant Price Formula”). Under the Grant Price Formula, the number of RSUs or PSUs awarded to an award recipient is determined by dividing the dollar value of the award granted by the Compensation Committee by the 20-day average closing stock price of the Common Stock ending one day prior to the date of grant. The Company uses the Grant Price Formula as opposed to the closing stock price on the date of grant to reduce the impact of short-term stock price fluctuations on the size of equity award grants.

Other Compensation

The Company provides healthcare, dental, life, and accidental death and dismemberment insurance and short-term and long-term disability insurance to the Named Executive Officers on the same basis as such benefits are generally provided to the Company’s corporate employees.

Retirement Plans

The Named Executive Officers are eligible to participate in the 401(k) Plan established for all employees. Employees may elect to contribute between 1% and 100% of their compensation, up to the annual maximum under the Code, which was $17,000 for 2012. Employees age 50 or older may elect to contribute an additional catch-up contribution of up to $5,500 in 2012. In any plan year, the Company will contribute to each participant a matching contribution equal to 50% of the first 6% of the participant’s compensation that has been contributed to the 401(k) Plan, up to a maximum matching contribution of $7,500. All Named Executive Officers participated in the 401(k) Plan during 2012 and received matching contributions. Please see “Compensation Tables and Other Information—Summary Compensation—Summary Compensation Table” below for further information regarding these benefits.

Deferred Compensation Plans

As a means of offering a tax-deferred vehicle for short-term and long-term personal and retirement savings to eligible employees, the Board of Directors adopted the Company’s Deferred Compensation Plan, which became effective on January 1, 2008. This plan is described more fully on page 35. As a cost-saving measure, the Compensation Committee elected not to offer a matching contribution for compensation deferrals relating to the 2012 plan year (i.e., base salary paid in 2012 and incentive compensation paid in February 2013 but earned for the 2012 fiscal year). None of the Named Executive Officers elected to participate in the Deferred Compensation Plan with respect to compensation relating to the 2012 plan year. However, each of the Named Executive Officers, other than Ms. Blank, has previously participated in the Deferred Compensation Plan.

The initial deferral period for the Deferred Compensation Plan with respect to all of the Named Executive Officer’s funds held in the Deferred Compensation Plan ended in December 2011. None of the Named Executive Officers who participated in the Deferred Compensation Plan elected to further extend his or her applicable deferral period. Therefore, in March 2012, each Named Executive Officer who participated in the Deferred Compensation Plan received a cash distribution of all deferred funds in such participant’s deferral account. Please see “Compensation Tables and Other Information—Nonqualified Deferred Compensation” below for further information regarding these distributions. None of the Named Executive Officers is a current participant in the Deferred Compensation Plan.

Perquisites

The Company provides limited perquisites to its employees, and, with the exception of reimbursement for spousal travel on certain business trips, the perquisites provided to the Named Executive Officers are the same as those generally offered to the Company’s employees. As a result, the associated value of the perquisites provided to the Named Executive Officers is immaterial, and was below $10,000.

Stock Ownership and Retention Guidelines

Until recently, members of the Company’s Executive Management Committee were required to own at least $100,000 in Common Stock by January 1, 2013. In December 2010, upon the recommendation of the Compensation Committee, the Board of Directors adopted more rigorous executive stock ownership and retention guidelines to reinforce the importance of aligning the interests of the Company’s executive officers with those of stockholders. The executive stock ownership and retention guidelines are incorporated into the Company’s Corporate Governance Guidelines and apply to each member of the Executive Management Committee. The stock ownership requirement was revised to a multiple of each officer’s base salary as follows:

Officer	Stock Ownership Guideline
Jessica M. Bibliowicz	3x base salary
Donna J. Blank	2x base salary
Douglas W. Hammond	2x base salary
Michael N. Goldman	1x base salary
Edward G. O’Malley	1x base salary

Until the stock ownership guideline is reached, the executive officer must retain 75% of the after-tax shares acquired through the exercise of options or the vesting or earn-out of equity awards. Equity interests that count toward satisfaction of the ownership guidelines include shares owned by the executive including shares held through the 401(k) Plan, shares jointly owned with the executive’s spouse, shares held in an estate planning vehicle for the benefit of the executive or the executive’s family members and vested deferred stock units. Unvested and unearned equity awards, including unvested RSUs and unexercised stock options, do not count toward satisfaction of the ownership guidelines.

All of the Named Executive Officers meet or exceed the stock ownership guidelines. As of April 15, 2013, Ms. Bibliowicz held shares valued at more than 15 times her base salary.

Additionally, the Company maintains stock ownership and retention guidelines for non-management directors. For information regarding these guidelines, see “Director Compensation—Stock Ownership and Retention Guidelines” below.

The Company also has an insider trading policy that, among other things, prohibits executives, directors and certain other employees from hedging the economic risks of their Common Stock ownership and from pledging Company securities.

Employment Agreements and Other Arrangements

CEO Employment Agreement

The Company has an employment agreement with its CEO, Ms. Bibliowicz, dated as of February 15, 2005, which provides for, among other things, base salary, bonus, equity awards, general severance benefits and change in control benefits (the “CEO Employment Agreement”). On November 16, 2012, Ms. Bibliowicz provided the Company with notice of her voluntary resignation as NFP’s CEO, effective May 17, 2013. As a result of such notice, the CEO Employment Agreement will also terminate as of such date.

In February 2010, in response to emerging executive compensation best practices, the Compensation Committee requested that Ms. Bibliowicz, and Ms. Bibliowicz agreed to, waive certain termination and change in control benefits under the CEO Employment Agreement with respect to future RSU awards. Accordingly, Ms. Bibliowicz waived these benefits with respect to the RSUs she was awarded on (i) February 24, 2010 as a long-term equity incentive award for 2009 performance (the “CEO 2009 Performance RSU Award”), (ii) February 16, 2011 as a long-term equity incentive award for 2010 performance (the “CEO 2010 Performance RSU Award”), (iii) February 16, 2012 as a long-term equity incentive award for 2011 performance (the “CEO 2011 Performance RSU Award”) and (iv) February 16, 2013 in connection with the CEO 2012 Performance RSU Award. Ms. Bibliowicz’s waiver of these benefits was memorialized in separate RSU award agreements (the “CEO Annual Performance RSU Agreements”). See “Compensation Tables and Other Information—Employment Agreements or Other Arrangements with Named Executive Officers—Jessica M. Bibliowicz” and “Compensation Tables and Other Information—Potential Payments upon Termination or Change in Control—Chief Executive Officer” below for more information regarding the CEO Annual Performance RSU Agreements.

CEO Resignation

In connection with Ms. Bibliowicz’s notice to the Company regarding her resignation as CEO, the Compensation Committee agreed that Ms. Bibliowicz will be eligible to receive a pro-rated cash bonus for her partial year of service as CEO during 2013. The amount of such bonus will be determined in the sole discretion of the Compensation Committee, and such bonus will be payable at the same time cash bonuses are paid to corporate employees for 2013 performance, or, upon Ms. Bibliowicz’s earlier resignation from the Board of Directors. Ms. Bibliowicz and the Company also agreed to execute and deliver to each other mutual releases in connection with and effective upon Ms. Bibliowicz’s resignation.

Change in Control

The Board of Directors adopted the Change in Control Severance Plan in May 2007 (the “2007 CIC Plan”) and has approved certain participants of the 2007 CIC Plan, including each Named Executive Officer other than Ms. Bibliowicz. The 2007 CIC Plan provides compensation in the form of a lump sum payment and other benefits, including the immediate vesting of all outstanding equity awards and tax gross-up payments by the Company on so-called “excess parachute payments”, in the event a qualifying termination of employment occurs within a specified period prior to or following a change in control (a “double-trigger” plan).

The Compensation Committee conducted a comprehensive review of the 2007 CIC Plan with the assistance of the Compensation Committee’s independent consultant and independent counsel, and in light of emerging best practices in executive compensation, determined that it would be appropriate to make certain revisions to the protections provided under the 2007 CIC Plan. Accordingly, in February 2011, the Compensation Committee elected not to renew the current term of the 2007 CIC Plan, and the Company provided notice to all 2007 CIC Plan participants of the Compensation Committee’s decision.

In February 2012, based on the recommendation of the Compensation Committee, the Board of Directors adopted the 2012 Change in Control Severance Plan, a replacement change in control plan that more closely aligns with current compensation practices and trends (the “2012 CIC Plan”). The 2012 CIC Plan is a “double trigger” plan that provides no tax gross-ups. The Compensation Committee previously decided that the Company would not enter into any new or materially amended agreements in the future with its officers that include any excise tax gross-up provisions with respect to payments contingent upon a change in control. Under the 2012

CIC Plan, participants are responsible for all personal income taxes that may apply to any of the payments or benefits under the 2012 CIC Plan. The Compensation Committee may terminate or amend the 2012 CIC Plan at any time; provided that the Compensation Committee is required to give participants 12 months’ notice prior to the effective date of any adverse amendment or termination. Additionally, no termination or amendment otherwise effective within 12 months before or 18 months after a change in control will apply to any termination of employment of a 2012 CIC Plan participant during such period.

The current term of the 2007 CIC Plan will expire on May 3, 2013. If a change in control of the Company occurs before the 2007 CIC Plan expires, participants will continue to be covered by the 2007 CIC Plan. None of the Named Executive Officers are currently participants in the 2012 CIC Plan. Each of the Named Executive Officers, other than Ms. Bibliowicz, will become a participant in the 2012 CIC Plan upon expiration of the 2007 CIC Plan. The CEO Employment Agreement contains change in control benefits substantially similar to those afforded to the other Named Executive Officers under the 2007 CIC Plan.

The Compensation Committee believes that providing change in control protection to key executive officers is critical in order to minimize personal considerations and encourage executives to focus their energy and attention on the best interests of the Company’s stockholders and operating the Company’s business in the event of a potential transaction. Although the Compensation Committee generally believes that providing change in control protection to key executives is critical, the Compensation Committee continually reviews the change in control protections provided to executives in light of emerging best practices in executive compensation.

See “Compensation Tables and Other Information—Potential Payments upon Termination or Change in Control” below for a detailed discussion of the 2007 CIC Plan, the 2012 CIC Plan, the change in control provisions in the CEO Employment Agreement and applicable payments under the 2007 CIC Plan and the CEO Employment Agreement change in control provisions.

Clawback Policy

Based on the recommendation of the Compensation Committee, the Board of Directors adopted the Clawback Policy in October 2011. The Clawback Policy applies to executive officers and allows recovery of incentive compensation (cash and equity) in the event of an accounting restatement or inaccurate financial statement or performance metric. The Board of Directors (or the Compensation Committee) may cancel an incentive compensation award, rescind the vesting of an award, or recover incentive compensation paid to an executive officer to the extent that the incentive compensation is materially in excess of what would have been awarded, paid or vested based on the accurate financial statement or performance metric. The Compensation Committee will continue to review potential changes to the Clawback Policy in light of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and any regulations or listing requirements based thereon.

Risk Assessment

In designing the Company’s executive compensation program, the Compensation Committee structures such program to appropriately balance risk against potential reward, while mitigating the incentive for unnecessary and excessive risk-taking that could threaten the value of the Company. The following characteristics of the Company’s executive compensation program discourage executives from taking unnecessary and excessive risks:

•	Each Named Executive Officer’s base salary is a fixed annual amount, and is generally set by the Compensation Committee without regard to financial measures;

•

The Compensation Committee does not use a strict formula-based method to determine the actual size of incentive compensation awards, but instead utilizes negative discretion based on multiple quantitative and qualitative criteria;

•

To further ensure that Named Executive Officers are focused on long-term performance, a significant portion of performance-based pay is provided as a long-term equity incentive award in the form of RSUs, generally, with a three-year ratable vesting schedule and PSUs with a three-year cliff vesting schedule;

•

Funding of RSUs and PSUs is determined based on the achievement of Adjusted EBITDA, measured on an annual basis and vesting of the PSUs is also determined based on the achievement of relative TSR, measured on a cumulative basis, over a three-year period. The use of multiple performance metrics that are linked to shareholder value, reduce the incentive to take excessive risk with respect to any single metric and balance short-term and long-term performance;

•	The formulas for determining the Company’s cash bonus pool, the long-term equity incentive pool and the payout of PSUs include caps on the maximum amount payable;

•

Use of equity awards aligns the Named Executive Officers’ interests with the long-term interests of stockholders, and the stock ownership and retention guidelines (described on page 28) further enhance this alignment;

•	The Compensation Committee implemented the Clawback Policy to recover executive incentive compensation awards that are based on erroneous financial information or performance metrics;

•	All executive compensation decisions are made by the Compensation Committee, which is comprised of solely independent directors; and

•	The Compensation Committee retains an independent compensation consultant who works exclusively for the Compensation Committee and does not perform any other work for the Company.

See “Corporate Governance—Compensation Committee” above for more discussion about the Company’s compensation policies and risk-taking.

Tax and Accounting Implications

As a general matter, the Compensation Committee reviews and considers the various tax and accounting implications of compensation vehicles utilized by the Company and seeks to ensure that compensation is deductible and that unnecessary accounting charges are avoided.

With respect to accounting considerations, the Compensation Committee examines the accounting cost associated with equity compensation in light of the requirements of GAAP and takes steps to ensure that awards are accounted for in the most efficient manner.

Section 162(m) generally prohibits any publicly-held corporation from taking a federal income tax deduction for compensation paid in excess of $1,000,000 in any taxable year to the CEO and the three other highest paid executive officers employed at the end of the year other than the CFO. Exceptions are made for qualified performance-based compensation, among other things. Compensation paid under the MIP is generally intended to comply with the performance-based exception under Section 162(m).

Notwithstanding the foregoing, the Compensation Committee believes that it is in the Company’s best interests, and in the best interests of the Company’s stockholders, to have the flexibility to pay compensation that is not deductible under the limitations of Section 162(m) in order to provide a compensation package consistent with the Company’s compensation program and objectives.

COMPENSATION COMMITTEE REPORT

The Compensation Committee of the Company has reviewed and discussed the “Compensation Discussion and Analysis” required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee has recommended to the Board of Directors that the “Compensation Discussion and Analysis” be included in this Amendment No. 1 to the Annual Report on Form 10-K.

COMPENSATION COMMITTEE

J. Barry Griswell (Chairman)

Patrick S. Baird

Kenneth C. Mlekush

COMPENSATION TABLES AND OTHER INFORMATION

Summary Compensation

The following table summarizes the total compensation paid to or earned by each of the Named Executive Officers for the fiscal years ended December 31, 2012, December 31, 2011 and December 31, 2010, except as otherwise noted.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation(2) ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jessica M. Bibliowicz	2012	700,000	—	831,671	—	700,000	—	7,550	2,239,221
Chairman and CEO	2011	700,000	—	781,024	—	525,000	—	7,350	2,013,374
	2010	700,000	—	822,855	—	440,000	—	7,350	1,970,205

Douglas W. Hammond	2012	425,000	—	1,130,743	—	775,000	—	7,550	2,338,293
President and COO	2011	425,000	—	597,557	—	650,000	—	7,350	1,679,907
	2010	425,000	—	641,947	—	530,000	—	7,350	1,604,297

Donna J. Blank	2012	400,000	—	550,991	—	760,000	—	7,550	1,718,541
EVP and CFO	2011	400,000	—	524,175	—	750,000	—	7,350	1,681,525
	2010	400,000	—	583,580	—	665,000	—	7,350	1,655,930

Michael N. Goldman	2012	325,000	—	436,632	—	725,000	—	7,550	1,494,182
EVP, Mergers & Acquisitions	2011	325,000	—	340,708	—	600,000	—	7,350	1,273,058
	2010	325,000	—	379,329	—	470,000	—	7,350	1,181,679

Edward G. O’Malley(3)	2012	300,000	—	337,868	—	425,000	—	7,550	1,070,418
SVP and President, Corp. Client Group

(1)	The amounts reported in column (e) reflect the aggregate grant date fair value of the stock awards granted to the Named Executive Officers during the applicable year, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“FASB ASC Topic 718”). See Note 11 of the consolidated financial statements in the Company’s 2012 Form 10-K for information regarding assumptions underlying the valuation of equity awards. The stock awards reported in the table were generally granted in February of the applicable year and relate to performance in the immediately preceding year. However, the table above also includes the grant date fair value of the special RSU awards granted to Messrs. Hammond and O’Malley in 2012 as discussed in “Compensation Discussion & Analysis—Key Elements of the Company’s Executive Compensation Program—Special Equity Awards to Certain Named Executive Officers” above. Pursuant to SEC rules, the table above only reports stock awards actually granted in the applicable year. Therefore, the stock awards granted to the Named Executive Officers on February 16, 2013 in connection with their 2012 performance are not reflected in the table above, but will be reflected in the Summary Compensation Table in the Company’s 2014 Proxy Statement. See “Compensation Discussion & Analysis—Key Elements of the Company’s Executive Compensation Program—Performance-based Compensation” above for more information on the February 16, 2013 stock awards.
(2)	The Company pays bonuses for performance in the immediately preceding year during February of the following year. The amounts in column (g) represent only the cash portion of the applicable year’s performance-based bonus that was paid to the Named Executive Officers in February of the subsequent year under the MIP. The equity portion of the performance-based bonus is reported in column (e) for the year in which the stock awards were granted. As noted above, the stock awards reported in the table were generally granted in February of the applicable year and relate to performance in the immediately preceding year. As a result, the stock awards granted to the Named Executive Officers on February 16, 2013 in connection with their 2012 performance are not reflected in the table above, but will be reflected in the Summary Compensation Table in the Company’s 2014 Proxy Statement. See “Compensation Discussion & Analysis—Key Elements of the Company’s Executive Compensation Program—Performance-based Compensation” above for more details on the MIP.
(3)	Mr. O’Malley first became a named executive officer of the Company for the Company’s 2012 fiscal year.

Grants of Plan-Based Awards

The following table shows all plan-based awards granted to the Named Executive Officers during the 2012 fiscal year.

2012 Grants of Plan-Based Awards Table

Name	Grant Date			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)	All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock Awards(3) ($)
			Approval Date	Threshold ($)	Target ($)	Maximum ($)	Target (#)
(a)	(b)		(c)	(d)	(e)	(f)	(g)	(h)	(i)
Jessica M. Bibliowicz	02/16/2012	(4)	—	—	—	—	—	50,929	831,671
	—		—	0	875,000	3,384,000	—	—	—
Douglas W. Hammond	02/16/2012	(4)	—	—	—	—	—	38,834	634,159
	05/01/2012	(2)	04/26/2012	—	—	—	34,200	—	496,584
	—		—	0	—	2,256,000	—	—	—
Donna J. Blank	02/16/2012	(4)	—	—	—	—	—	33,741	550,991
	—		—	0	—	2,256,000	—	—	—
Michael N. Goldman	02/16/2012	(4)	—	—	—	—	—	26,738	436,632
	—		—	0	—	1,692,000	—	—	—
Edward G. O’Malley	02/16/2012	(4)	—	—	—	—	—	7,958	129,954
	02/16/2012	(5)	—	—	—	—	—	12,732	207,914
	—		—	0	—	1,128,000	—	—	—

(1)	The amounts shown in column (d) reflect the minimum payment level and the amounts shown in column (f) reflect the maximum payment level under the Company’s MIP. The Compensation Committee did not set a target payment level under the MIP for the 2012 fiscal year, however, for Ms. Bibliowicz, column (e) reflects her target bonus pursuant to the CEO Employment Agreement. See “Compensation Discussion & Analysis—Key Elements of the Company’s Executive Compensation Program—Performance-based Compensation” above for a discussion regarding the Company’s MIP and “—Employment Agreements or Other Arrangements with Named Executive Officers—Jessica M. Bibliowicz” below for more information on the CEO Employment Agreement.
(2)	Represents the special RSU award granted to Mr. Hammond in connection with his promotion to President. These RSUs were approved by the Compensation Committee on April 26, 2012, but were granted on the first day of the following month. The vesting of these RSUs is subject to the satisfaction of certain performance conditions and Mr. Hammond’s continued service (as applicable) through the applicable vesting dates. These RSUs give the holder the right to earn dividend equivalents in the form of cash (or, at the option of the Compensation Committee, additional RSUs). Except for accelerated vesting in the event of a Named Executive Officer’s death or disability and in certain circumstances relating to a change in control of the Company, these RSUs vest in three equal annual installments commencing February 16, 2013, subject to the satisfaction of certain performance conditions and Mr. Hammond’s continued service (as applicable) through such dates. This RSU award provides for a single payout. If the performance conditions are not met, none of the RSUs vest, and if the performance conditions are met, the number of RSUs Mr. Hammond will receive will equal 34,200. The amount shown in column (g) reflects this single payout. For more information on Mr. Hammond’s special RSU award, see “Compensation Discussion & Analysis—Key Elements of the Company’s Executive Compensation Program—Special Equity Awards to Certain Named Executive Officers” above.
(3)	The amounts reported in column (i) reflect the grant date fair value of the stock award, computed in accordance with FASB ASC Topic 718. See Note 11 of the consolidated financial statements in the Company’s 2012 Form 10-K for information regarding assumptions underlying the valuation of equity awards. The amounts reflect the aggregate accounting expense that is expected to be taken by the Company for these awards and do not correspond to the actual value that may be recognized by such persons with respect to these awards.
(4)	Represents the performance-based long-term incentive equity award for performance during fiscal year 2011 that was awarded in February 2012 in the form of RSUs. These RSUs give the holder the right to earn dividend equivalents in the form of cash (or, at the option of the Compensation Committee, additional RSUs). Except for accelerated vesting in the event of a Named Executive Officer’s death or disability and in certain circumstances relating to a change in control of the Company, these RSUs vest in three equal annual installments commencing February 16, 2013, subject to continued service (as applicable) through such dates.
(5)	Represents the special RSU award granted to Mr. O’Malley in February 2012. These RSUs give the holder the right to earn dividend equivalents in the form of cash (or, at the option of the Compensation Committee, additional RSUs). Except for accelerated vesting in the event of Mr. O’Malley’s death or disability and in certain circumstances relating to a change in control of the Company, these RSUs vest in three equal annual installments commencing February 16, 2013, subject to continued service (as applicable) through such dates. For more information on Mr. O’Malley’s special RSU award, see “Compensation Discussion & Analysis—Key Elements of the Company’s Executive Compensation Program—Special Equity Awards to Certain Named Executive Officers” above.

Outstanding Equity Awards at Fiscal Year-End

The following table shows all outstanding equity awards held by the Named Executive Officers at the end of the 2012 fiscal year.

2012 Outstanding Equity Awards at Fiscal Year-End Table

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#)		Number of Securities Underlying Unexercised Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested(1) ($)
	Exercisable		Unexercisable
(a)	(b)		(c)	(d)	(e)	(f)		(g)
Jessica M. Bibliowicz	80,000	(2)	—	23.00	09/17/2013	—		—
	—		—	—	—	50,000	(3)	857,000
	—		—	—	—	50,000	(4)	857,000
	—		—	—	—	50,000	(5)	857,000
	—		—	—	—	23,666	(6)	405,635
	—		—	—	—	38,118	(7)	653,343
	—		—	—	—	50,929	(8)	872,923

Douglas W. Hammond	4,000	(2)	—	23.00	09/17/2013	—		—
	—		—	—	—	18,463	(6)	316,456
	—		—	—	—	29,164	(7)	499,871
	—		—	—	—	38,834	(8)	665,615
	—		—	—	—	34,200	(9)	586,188

Donna J. Blank	—		—	—	—	16,784	(6)	287,678
						25,582	(7)	438,475
	—		—	—	—	33,741	(8)	578,321

Michael N. Goldman	2,000	(2)	—	23.00	09/17/2013	—		—
	—		—	—	—	10,910	(6)	186,997
	—		—	—	—	16,628	(7)	285,004
	—		—	—	—	26,738	(8)	458,289

Edward G. O’Malley	—		—	—	—	3,357	(6)	57,539
	—		—	—	—	5,628	(7)	96,464
	—		—	—	—	7,958	(8)	136,400
	—		—	—	—	12,732	(8)	218,226

(1)	Value is based on the closing price of the Common Stock on December 31, 2012 ($17.14).
(2)	These options vested in five equal annual installments commencing September 18, 2004.
(3)	These RSUs vest on February 15, 2015, subject to continued service (as applicable) through such date.
(4)	These RSUs vest on February 15, 2016, subject to continued service (as applicable) through such date.
(5)	These RSUs vest on February 15, 2017, subject to continued service (as applicable) through such date.
(6)	These RSUs vested on February 16, 2013.
(7)	One-half of these RSUs vested on February 16, 2013 and the remainder vests on February 16, 2014, subject to continued service (as applicable) through such date.
(8)	These RSUs vest in three equal annual installments: one-third vested on February 16, 2013; one-third vests on February 16, 2014 and one-third vests on February 16, 2015, subject to continued service (as applicable) through such dates.
(9)	These RSUs vest in three equal installments commencing May 1, 2013, subject to the satisfaction of certain performance conditions and Mr. Hammond’s continued service (as applicable) through such dates.

Option Exercises and Stock Vested

The following table shows all stock awards vested and value realized upon vesting by the Named Executive Officers during the 2012 fiscal year. None of the Named Executive Officers exercised options during the 2012 fiscal year.

2012 Stock Vested Table

Name	Stock Awards
	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(1) ($)
(a)	(b)	(c)
Jessica M. Bibliowicz	128,825	2,075,988
Douglas W. Hammond	82,244	1,327,202
Donna J. Blank	61,556	991,777
Michael N. Goldman	56,124	904,623
Edward G. O’Malley	16,011	258,291

(1) Based on fair market value on date of vesting.

Nonqualified Deferred Compensation

The Company’s Deferred Compensation Plan went into effect on January 1, 2008. Eligibility is limited to employees who earn at least $175,000 per year, are employed by the Company, NFPSI or NFPISI for at least one year, and comply with other eligibility criteria in accordance with the Deferred Compensation Plan. A participant may defer between 5% and 50% of his/her base salary and between 5% and 100% of his/her cash incentive compensation.

There are 12 phantom investment benchmark options available under the Deferred Compensation Plan, including a fund which consists of deemed investments in shares of the Common Stock through phantom share units (the “Company Stock Fund”). A maximum of 25% of a participant’s deferred amount may be invested in the Company Stock Fund. Plan participants may change their investment allocations at any time, provided that participants are only permitted to engage in transactions with respect to the Company Stock Fund during specified periods each year and any such transactions must comply with applicable law and NFP’s insider trading policy. Investment gains or losses are applied daily to the participant’s account under the Deferred Compensation Plan based on the investment allocations selected by the participant.

For each plan year, the Compensation Committee determines whether the Company will (i) suspend the Deferred Compensation Plan with respect to new contributions by employees for such plan year and/or (ii) offer a matching contribution to plan participants for such plan year. In the event a matching contribution is approved by the Compensation Committee, unless a different metric is selected by the Compensation Committee, the matching contribution will equal 50% of the first 6% of the participant’s annual base salary and incentive compensation, subject to a maximum matching contribution equal to the participant’s contribution to the Deferred Compensation Plan for such plan year. One-half of each matching contribution, plus an additional amount equal to 10% of such matching contribution, is invested in the Company Stock Fund and is required to remain in the Company Stock Fund for the duration of the applicable deferral period. Matching contributions vest according to a three-year graded schedule based on the participant’s years of service with NFP, NFPSI or NFPISI, except that in the event of a change in control of the Company, matching contributions become fully vested.

After consideration, the Compensation Committee elected to offer the Deferred Compensation Plan for the 2012 plan year (i.e., base salary paid in 2012 and cash incentive compensation paid in February 2013 but earned for the 2012 fiscal year) but elected not to offer a matching contribution for compensation deferrals relating to such plan year. None of the Named Executive Officers elected to participate in the Deferred Compensation Plan for the 2012 plan year.

Generally, participants are eligible to receive distributions under the Deferred Compensation Plan upon the earlier of (i) the end of the current deferral period or (ii) upon separation from service, death or disability. The initial deferral period is a minimum of three years from the end of the year for which compensation was deferred. Participants may elect to further extend their deferral period for a minimum of five years. This election must be made 12 months prior to the end of the current deferral period. In the case of death or disability, deferred funds are distributed as elected by the participant at the time of the deferral election, or if not specified at such time, in a lump sum. In the case of separation from service (other than on account of death or disability), deferred funds are distributed in a lump sum. Otherwise, at the end of the applicable deferral period, deferred funds are distributed as elected by the participant at the time of the deferral election. No withdrawals are permitted prior to the previously elected distribution date, other than upon separation from service, death or disability, or “hardship withdrawals” as permitted by applicable law.

The initial deferral period for the Deferred Compensation Plan with respect to all of the Named Executive Officer’s funds held in the Deferred Compensation Plan ended in December 2011. None of the Named Executive Officers who participated in the Deferred Compensation Plan elected to further extend his/her applicable deferral period. Therefore, in March 2012, each Named Executive Officer who participated in the Deferred Compensation Plan received a cash distribution of all deferred funds in such participant’s deferral account. Such cash distributions are reflected in column (e) in the table below. None of the Named Executive Officers is a current participant in the Deferred Compensation Plan.

The following table sets forth information concerning nonqualified deferred compensation of the Named Executive Officers for the 2012 fiscal year.

2012 Nonqualified Deferred Compensation Table

Name	Executive Contributions in Last Fiscal Year ($)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year-End ($)
(a)	(b)	(c)	(d)	(e)	(f)
Jessica M. Bibliowicz	—	—	19,435	209,774	—
Douglas W. Hammond	—	—	10,949	116,679	—
Donna J. Blank	—	—	—	—	—
Michael N. Goldman	—	—	11,505	113,484	—
Edward G. O’Malley	—	—	5,701	57,503	—

Employment Agreements or Other Arrangements with Named Executive Officers

Jessica M. Bibliowicz

Ms. Bibliowicz serves as the Company’s Chief Executive Officer pursuant to an employment agreement entered into between the Company and Ms. Bibliowicz on February 15, 2005. On November 16, 2012, Ms. Bibliowicz provided the Company with notice of her voluntary resignation as NFP’s CEO, effective May 17, 2013. As a result of such notice, the CEO Employment Agreement will also terminate as of such date. Upon the end of her tenure as CEO, Ms. Bibliowicz will serve as Non-Executive Chairman of the Board of Directors for a one-year term ending at the 2014 Annual Meeting, subject to her earlier resignation from the Board of Directors pursuant to the Merger Agreement. In connection with Ms. Bibliowicz’s notice to the Company regarding her resignation as CEO, the Compensation Committee agreed that Ms. Bibliowicz will be eligible to receive a pro-rated cash bonus for her partial year of service as CEO during 2013. The amount of such bonus will be determined in the sole discretion of the Compensation Committee, and such bonus will be payable at the same time cash bonuses are paid to corporate employees for 2013 performance, or, upon Ms. Bibliowicz’s earlier resignation from the Board of Directors. Ms. Bibliowicz and the Company also agreed to execute and deliver to each other mutual releases in connection with and effective upon Ms. Bibliowicz’s resignation.

Under the CEO Employment Agreement, Ms. Bibliowicz is entitled to an annual base salary of $700,000, which the Board of Directors in its sole discretion may increase but not reduce; an annual bonus, with the target level to be no less than 125% of her annual base salary, determined in accordance with the Company’s annual bonus plan applicable to the Company’s senior executive officers; and participation in employee benefit plans and long-term incentive compensation programs on the same basis as other senior executives of NFP.

Ms. Bibliowicz received awards of RSUs in November 2005 and November 2006 pursuant to the CEO Employment Agreement. Each RSU award vested in three equal annual installments, subject to Ms. Bibliowicz’s continued service and subject to accelerated vesting in certain circumstances. Under the terms of the CEO Employment Agreement, the Company also awarded Ms. Bibliowicz 50,000 RSUs in February 2005, 50,000 RSUs in March 2006 and 50,000 RSUs in February 2007, each such award to vest in full on February 15, 2015, February 15, 2016 and February 15, 2017, respectively, subject to her continued service and subject to accelerated vesting in certain circumstances (the awards described in this sentence are referred to as the “10-Year RSU Awards”).

Under the CEO Employment Agreement, Ms. Bibliowicz has agreed to a non-competition covenant and a non-solicitation covenant with respect to the Company’s employees and customers, each effective during her employment and for three months thereafter. Ms. Bibliowicz is also bound by certain confidentiality provisions.

The CEO Employment Agreement also provides for certain payments and benefits to Ms. Bibliowicz in the event of termination of her employment under certain circumstances. On December 10, 2009, the Company and Ms. Bibliowicz entered into an amendment (the “2009 Amendment”) to the CEO Employment Agreement. The 2009 Amendment modified the calculation of Ms. Bibliowicz’s pro-rata bonus for the year of termination in the event Ms. Bibliowicz’s employment is terminated by NFP without cause (as defined on page 39) or in the event Ms. Bibliowicz terminates her employment for good reason (as defined on page 39) to comply with guidance promulgated under Section 162(m) to preserve the Company’s deductibility of bonuses awarded under the CEO Employment Agreement for federal income tax purposes.

In addition, pursuant to the CEO Annual Performance RSU Agreements, Ms. Bibliowicz waived certain termination and change in control payments and benefits with respect to the CEO 2009 Performance RSU Award, the CEO 2010 Performance RSU Award, the CEO 2011 Performance RSU Award and the CEO 2012 Performance RSU Award (collectively, the “CEO Annual Performance RSU Awards”) that she would have otherwise been entitled to under the CEO Employment Agreement. See “—Potential Payments upon Termination or Change in Control—Chief Executive Officer” below for a description of Ms. Bibliowicz’s termination and change in control payments and benefits and further discussion of the CEO Annual Performance RSU Agreements. See also “Compensation Discussion & Analysis—Employment Agreements and Other Arrangements” above for additional information regarding the CEO Annual Performance RSU Agreements.

Other Named Executive Officers

Other than the 2007 CIC Plan (see discussion on page 29), the Company does not, and did not at any time in 2012, have employment agreements or other arrangements in place with any other Named Executive Officer.

Potential Payments upon Termination or Change in Control

The discussion below describes the potential payments and benefits to be provided to the Named Executive Officers under the Company’s compensation and benefit plans and arrangements upon termination of employment or a change in control of the Company. Except for (i) the 2007 CIC Plan and (ii) the CEO Employment Agreement, there are no agreements, arrangements or plans that entitle Named Executive Officers to payments or benefits upon a termination of employment or a change in control of the Company that are not generally available to all other salaried employees or non-executive plan participants.

The tables following each of the discussions below reflect the amount of compensation to be paid, and/or benefits to be provided, to Ms. Bibliowicz under the CEO Employment Agreement and each other Named Executive Officer under the 2007 CIC Plan in the event of termination of his/her employment and in the event of a change in control of the Company as of December 31, 2012.

The amounts shown in the tables below do not include payments and benefits to the extent they are provided on a non-discriminatory basis to all other NFP employees employed at the Company’s New York headquarters generally upon termination of employment. These include:

•	accrued salary and vacation pay;

•	distributions of balances under the 401(k) Plan; and

•	death or disability benefits under the Company’s group term life insurance, accidental death and dismemberment, long-term disability, and short-term disability policies.

Chief Executive Officer

Termination by CEO for Good Reason or Termination without Cause by NFP

So long as the CEO Employment Agreement is in effect, in the event Ms. Bibliowicz’s employment is terminated by NFP without cause, or in the event Ms. Bibliowicz terminates her employment for good reason, she will be entitled to receive (i) her base salary through the date of termination and payment of her base salary for 24 months immediately following termination of employment (the “Continuation Period”), (ii) a pro-rata bonus for the year of termination (payable at the same time as bonuses are paid to NFP’s other executive officers), determined on the same basis as for other senior executive officers using actual performance for such year measured against the applicable performance criteria, and (iii) an annual amount to be paid monthly during the Continuation Period based on the greater of (x) the target annual bonus award opportunity for the year of termination and (y) the annual bonus for the prior year. In addition, Ms. Bibliowicz’s stock options will remain exercisable for 90 days after the termination date. Ms. Bibliowicz will also be entitled to continued medical, dental, hospitalization and life insurance coverage and other benefit plans and programs until the earlier of the end of the Continuation Period and the date Ms. Bibliowicz receives equivalent coverage and benefits under the plans and programs of a subsequent employer, provided that if she is precluded from participating in any employee benefit plan or program, she will be provided with the after-tax economic equivalent of the benefits. As a condition to receiving the compensation and benefits described in this paragraph, Ms. Bibliowicz and NFP must execute and deliver to each other mutual releases.

Pursuant to the CEO Annual Performance RSU Agreements, Ms. Bibliowicz waived the right to the accelerated vesting of the CEO Annual Performance RSU Awards in the event she terminates her employment for good reason or in the event her employment is terminated by NFP without cause. Ms. Bibliowicz also waived the right to the accelerated vesting of the CEO Annual Performance RSU Awards solely as a result of the occurrence of a change in control of the Company. Without these waivers by Ms. Bibliowicz, the CEO Employment Agreement would have provided for accelerated vesting of these equity awards under these circumstances.

Under the CEO Annual Performance RSU Agreements, Ms. Bibliowicz is only entitled to accelerated vesting of the CEO Annual Performance RSU Awards (i) under certain circumstances related to a change in control, as more fully described below, or (ii) in the event of Ms. Bibliowicz’s death or disability. Pursuant to the CEO Annual Performance RSU Agreements, the terms and conditions of the CEO Annual Performance RSU Awards are generally the same as the terms and conditions of the RSUs granted to the Company’s other employees under the Company’s standard RSU award agreement.

Generally, pursuant to the CEO Employment Agreement, “cause” means the occurrence any of the following events which have not been cured within the applicable period:

•	Ms. Bibliowicz is convicted of, or enters a plea of guilty or nolo contendere to, a felony involving moral turpitude;

•

Ms. Bibliowicz engages in conduct that constitutes willful gross neglect or willful gross misconduct in carrying out her duties under the CEO Employment Agreement, resulting, in either case, in material economic harm to NFP; or

•

Ms. Bibliowicz breaches (i) any material provision of NFP’s code of ethics or policies with regard to trading in securities of NFP or any other policies or regulations of NFP governing the conduct of its employees or (ii) the restrictive covenants contained in the CEO Employment Agreement.

Generally, pursuant to the CEO Employment Agreement, “good reason” means the occurrence of one or more of the following events without Ms. Bibliowicz’s written consent and which have not been cured within the applicable period:

•

with certain exceptions, the failure to elect or reelect Ms. Bibliowicz to any of the positions specified in the CEO Employment Agreement, the removal of Ms. Bibliowicz from any of such positions, or a material diminution in Ms. Bibliowicz’s position, duties or responsibilities from those held, exercised and/or assigned to her pursuant to the CEO Employment Agreement, other than as a result of an isolated, insubstantial and inadvertent action by NFP that is not taken in bad faith and is remedied by NFP promptly after receipt of notice thereof from Ms. Bibliowicz;

•

any failure by NFP to comply with any material provision in the compensation and indemnification sections of the CEO Employment Agreement, other than an isolated, insubstantial and inadvertent failure that is not taken in bad faith and is remedied by NFP promptly after receipt of notice from Ms. Bibliowicz;

•	any failure by NFP to make any of the equity award grants described in the CEO Employment Agreement;

•	any requirement by NFP that Ms. Bibliowicz’s services be rendered primarily at a location or locations more than 50 miles from midtown Manhattan, New York City, New York;

•

the assignment of duties which are materially inconsistent with Ms. Bibliowicz’s duties as Chairman or President and CEO of NFP or which materially impair her ability to function as Chairman or President and CEO of NFP;

•

a termination of, or a material reduction in, any employee benefit or perquisite enjoyed by Ms. Bibliowicz other than as part of an across-the-board reduction applying to other senior executives of NFP; or

•

the failure of NFP to obtain the assumption in writing of its obligation to perform the CEO Employment Agreement by any successor to all or substantially all of its assets within 30 days of a merger, consolidation, sale or similar transaction.

Change in Control

So long as the CEO Employment Agreement is in effect on the date of termination, in the event that Ms. Bibliowicz’s employment is terminated by NFP without cause or by Ms. Bibliowicz for good reason within 24 months after or, under certain additional circumstances, within six months prior to, a change in control of the Company, Ms. Bibliowicz will be entitled to the amounts described above with respect to a termination without cause or for good reason, except that: (i) any cash payments due will be paid in a lump sum, (ii) the Continuation Period will be 36 months and (iii) the 10-Year RSU Awards will become vested. As a condition to receiving the compensation and benefits described above in this paragraph, Ms. Bibliowicz and NFP must execute and deliver to each other mutual releases.

In addition, under the CEO Annual Performance RSU Agreements, Ms. Bibliowicz is entitled to accelerated vesting of the CEO Annual Performance RSU Awards if, (i) after a change in control of the Company, such RSUs are not expressly assumed by the Company’s successor or (ii) Ms. Bibliowicz’s employment or service is terminated by NFP without cause or by Ms. Bibliowicz for good reason within 18 months after or, under certain additional circumstances, within six months prior to, a change in control; provided that, in such circumstances, with respect to the CEO 2012 Performance RSU Award, Ms. Bibliowicz is only entitled to pro-rated accelerated vesting (based on the number of months since the grant date). Pursuant to the CEO Annual Performance RSU Agreements, the terms and conditions of the CEO Annual Performance RSU Awards are generally the same as the terms and conditions of the RSUs granted to the Company’s other employees under the Company’s standard RSU award agreement.

Pursuant to the terms of the 10-Year RSU Awards and the CEO Employment Agreement, the vesting of the 10-Year RSU Awards does not accelerate solely upon a change in control. The terms of the 10-Year RSU Awards provide that Ms. Bibliowicz is only entitled to accelerated vesting of the 10-Year RSU Awards if her employment or service is terminated by NFP without cause or by Ms. Bibliowicz for good reason within 24 months after or, under certain additional circumstances, within six months prior to, a change in control.

Generally, pursuant to the CEO Employment Agreement and the CEO Annual Performance RSU Agreements, a “change in control” would include any of the following events:

•	any person (other than NFP or any employee benefit plan sponsored by NFP) becomes the beneficial owner of 30% or more of NFP’s outstanding Common Stock;

•	the dissolution or sale of all or substantially all of the assets of NFP;

•

a merger or consolidation of NFP with any other entity that results in (i) NFP’s directors immediately before the combination comprising less than a majority of the board of the combined entity or (ii) the outstanding voting securities of NFP immediately prior to the combination representing less than 50% of the combined voting power after such combination; or

•	a majority of NFP’s directors is replaced under certain circumstances.

Termination for Cause by NFP or Voluntary Termination by CEO

So long as the CEO Employment Agreement is in effect on the date of termination, in the event the Company terminates Ms. Bibliowicz’s employment for cause or Ms. Bibliowicz terminates her employment voluntarily without good reason, Ms. Bibliowicz will be entitled to receive (i) her base salary through the date of termination and (ii) the continued right to exercise vested stock options for 30 days after the termination date. If the CEO Employment Agreement is not in effect on the date Ms. Bibliowicz’s employment or service terminates, (i) she will have the continued right to exercise vested stock options for 30 days after the voluntary termination date or (ii) her vested stock options will terminate immediately if her employment or service is terminated for cause, as applicable.

Death or Disability

So long as the CEO Employment Agreement is in effect on the date of termination, in the event Ms. Bibliowicz’s employment is terminated due to her death or disability, she will be entitled to receive (i) her base salary through the date of termination and (ii) her annual bonus for the year in which death or disability occurs, prorated through the date of termination and payable at the same time as bonuses are paid to NFP’s other executive officers. In addition, Ms. Bibliowicz’s equity award agreements (i) provide for immediate vesting of all RSU awards other than the 10-Year RSU Awards in the event of her death or disability and (ii) provide that Ms. Bibliowicz’s stock options will remain exercisable for one year after her death or disability.

Tax Gross-Up

Under the CEO Employment Agreement, if then in effect, the Company will increase Ms. Bibliowicz’s total payments under the agreement to cover any “golden parachute” excise taxes imposed under the Code as a result of any payment or benefit to be provided to her under the CEO Employment Agreement or any other NFP plan or program, provided that if the value of the payments subject to excise taxes is not more than 110% of the value of payments that could be provided without triggering excise taxes, then the value of payments to Ms. Bibliowicz will be reduced to the amount that can be provided without triggering excise taxes.

In connection with a review of its executive compensation practices, in May 2009, the Company committed that it would no longer enter into any new or materially amended agreements with its officers that include any excise tax gross-up provisions with respect to payments contingent upon a change in control.

See “—Other Named Executive Officers” below for information regarding the Company’s policy on tax gross-ups.

Potential Payments to CEO upon Termination or Change in Control at December 31, 2012

Benefit	Before Change in Control Termination w/o Cause or for Good Reason ($)	Change in Control ($)	After Change in Control Termination w/o Cause or for Good Reason ($)	Voluntary Termination by CEO or Termination for Cause ($)	Death ($)	Disability ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)
Compensation
Salary(1)	1,400,000	—	2,100,000	—	—	—
Bonus(2)	2,450,000	—	3,325,000	—	700,000	700,000
Stock Awards(3)	—	—	4,502,901	—	1,931,901	1,931,901

Benefits
Medical/Dental Insurance(4)	36,914	—	55,372	—	—	—
Life Insurance(5)	118	—	178	—	—	—
401(k) Plan(6)	29,656	—	44,484	—	—	—

Additional Items
Excise Tax Gross-up(7)	—	—	3,021,275	—	—	—

Total	3,916,688	—	13,049,210	—	2,631,901	2,631,901

(1)	The amounts listed in columns (b) and (d) reflect the product of (i) Ms. Bibliowicz’s monthly base salary and (ii) the applicable Continuation Period. The Continuation Period for column (b) is 24 months and the Continuation Period for column (d) is 36 months.
(2)	Assuming Ms. Bibliowicz was terminated on December 31, 2012, Ms. Bibliowicz would receive a prorated bonus for 2012 based on her actual performance-based bonus for the year of termination, i.e., the 2012 fiscal year. Ms. Bibliowicz’s 2012 performance-based bonus was $700,000, and columns (b), (d), (f) and (g) include this bonus payment. Columns (b) and (d) also include payment of the annual bonus during the applicable Continuation Period which payment was calculated at Ms. Bibliowicz’s target annual bonus rate of $875,000.
(3)	The value of the acceleration of Ms. Bibliowicz’s unvested stock awards for column (d) is based upon the total number of unvested RSUs outstanding at December 31, 2012 (262,713 RSUs) multiplied by the closing price of the Common Stock on December 31, 2012 ($17.14). All of Ms. Bibliowicz’s RSU award agreements provide for acceleration if, after a change in control, the Company terminates Ms. Bibliowicz’s services without cause or Ms. Bibliowicz terminates her services for good reason.
The value of the acceleration of Ms. Bibliowicz’s unvested stock awards for columns (f) and (g) is based upon the total number of unvested RSUs outstanding at December 31, 2012 minus the 10-Year RSU Awards (112,713 RSUs) multiplied by the closing price of the Common Stock on December 31, 2012 ($17.14). The10-Year RSU Awards do not accelerate in the event of death or disability. Column (c) assumes that Ms. Bibliowicz’s RSU awards were not accelerated because her RSU awards were assumed by the successor to the Company’s business in connection with the change in control. Ms. Bibliowicz’s RSU awards accelerate upon a change in control only if outstanding RSU awards were not assumed by the successor in connection with the change in control.
(4)	The amount listed reflects the premium cost of Ms. Bibliowicz’s continued participation in the Company’s group medical and dental plans under COBRA for the applicable Continuation Period. The amount listed also includes a cash payment to Ms. Bibliowicz equal to the after-tax economic equivalent of the Company’s contribution to Ms. Bibliowicz’s health spending account under the Company’s medical plan during the applicable Continuation Period.
(5)	The amount listed reflects a cash payment to Ms. Bibliowicz equal to (i) the premiums Ms. Bibliowicz would pay during the applicable Continuation Period to continue coverage under the Company’s term life insurance policy and (ii) the after-tax economic equivalent of the premiums Ms. Bibliowicz would pay to obtain coverage during the applicable Continuation Period similar to the coverage she currently has under the Company’s accidental death and dismemberment policy.
(6)	Since Ms. Bibliowicz’s continued participation in the 401(k) Plan after her termination would not be permitted under the terms of the 401(k) Plan, the Company would be required to make a cash payment to Ms. Bibliowicz equal to the after-tax economic equivalent of the Company’s matching contribution under the 401(k) Plan during the applicable Continuation Period. The maximum matching contribution for Company employees for the 2012 year was $7,500. The amounts listed in columns (b) and (d) assume that Ms. Bibliowicz contributed the maximum amount under applicable law to the 401(k) Plan.
(7)	The amount listed in column (d) is an estimate of the excise tax gross-up payment that would be paid to Ms. Bibliowicz. As certain elements of compensation may not be subject to the excise tax, depending on the actual timing and circumstances surrounding a termination upon a change in control, the amount listed in column (d) may be different than the amount that would actually be paid.

Other Named Executive Officers

The 2007 CIC Plan provides for certain payments and benefits to be made to 2007 CIC Plan participants in the event of termination of their employment under certain circumstances following a change in control of the Company. The Company provides each 2007 CIC Plan participant with a participation schedule that sets out his or her potential benefits under the 2007 CIC Plan and the applicability of certain 2007 CIC Plan provisions. Ms. Blank and Messrs. Hammond, Goldman and O’Malley (each, a “Participant”) are each current participants of the 2007 CIC Plan. Each of Ms. Blank and Messrs. Hammond and Goldman has a severance factor equal to two and a benefits continuation period equal to 24 months after the applicable termination date. Mr. O’Malley has a severance factor equal to one and a benefits continuation period equal to 12 months after his termination date.

The tables following the discussion below reflect the amount of compensation to be paid, and/or benefits to be provided, to each Participant under the 2007 CIC Plan in the event of termination of his/her employment following a change in control of the Company as of December 31, 2012.

Change in Control

Under the Company’s standard RSU award notice generally applicable to the Company’s employees and directors, upon a change in control (as defined below) of the Company, the Participants will be entitled to immediate vesting of all RSU awards if such RSU awards are not expressly assumed by a successor to the Company’s business in connection with the change in control. Under the Company’s standard PSU award notice, upon a change in control of the Company, earned PSUs do not automatically vest if they are not assumed, but either convert into time-based replacement RSUs or time-based RCUs depending on the nature of the change in control transaction.

Termination by Executive for Good Reason or Termination without Cause by NFP

Under the 2007 CIC Plan, in the event that a Participant’s employment is terminated by NFP without cause (as defined below) or by such Participant for good reason (as defined below) within 18 months after or, under certain additional circumstances, within six months prior to, a change in control (as defined below) of the Company (the “Protected Period”), such Participant will be entitled to receive the following amounts in a lump sum within 30 days following the applicable termination date: (i) the Participant’s base salary through the date of termination (including amounts attributed to earned but unused vacation), (ii) bonus awards earned by the Participant but not yet paid or credited as a deferral at the date of termination, (iii) the Participant’s pro-rata annual target bonus (as determined by the Compensation Committee) through the date of termination and (iv) the product of the Participant’s applicable severance factor multiplied by the sum of (x) the Participant’s base salary and (y) the Participant’s annual target bonus, as determined by the Compensation Committee. For purposes of the 2007 CIC Plan, the Compensation Committee has determined that a Participant’s annual target bonus will equal the greater of (i) the annual target bonus determined by the Compensation Committee for such Participant or (ii) such Participant’s prior year actual bonus. The Compensation Committee did not determine annual target bonuses for 2012 for any of the 2007 CIC Plan Participants. In addition, the Participant will be entitled to immediate vesting of all equity awards, with stock options remaining exercisable in accordance with their existing terms. The Participant will also be entitled to (i) continued participation in NFP’s welfare and fringe benefit plans (or substantially similar benefits if such participation is not permitted under the terms of the relevant plans) until the earlier of the end of the Participant’s applicable benefits continuation period and the date the Participant receives equivalent coverage and benefits under the benefit plans of a subsequent employer and (ii) continued contributions to the Company’s defined contribution plans for the benefits continuation period (or a cash payment (and associated tax gross-up payment) equal to such contributions if contributions are not permitted under the terms of the relevant plans). As a condition to receiving the compensation and benefits described in this paragraph, the Participant and NFP must execute and deliver to each other mutual releases.

Generally, under the 2007 CIC Plan, “cause” means:

•	the failure of the Participant to substantially fulfill his or her obligations with respect to his or her employment or service;

•

the Participant is charged with or convicted of a felony or engages in conduct that constitutes gross negligence or gross misconduct in carrying out his or her duties with respect to his or her employment or service;

•	violation by the Participant of any non-competition, non-solicitation or confidentiality provision contained in any agreement between the Participant and NFP;

•	any material act by the Participant involving dishonesty or disloyalty or any act by the Participant involving moral turpitude which adversely affects the business of NFP; or

•

the breach by the Participant of any material provision of NFP’s code of ethics or policies with regard to trading in securities of NFP or any other policies or regulations of NFP governing the conduct of its employees or contractors.

Generally, under the 2007 CIC Plan, “good reason” means, without a Participant’s consent, the occurrence of any of the following events during the Protected Period which have not been cured within the applicable period:

•	a material diminution in the Participant’s position, duties or responsibilities from those held, exercised and/or assigned to the Participant immediately prior to a change in control;

•

a substantial reduction, in the aggregate, of current base salary, bonus opportunity, incentive compensation and benefits provided to the Participant other than an across-the-board reduction which applies to other similarly situated Participants; or

•

any requirement that the Participant’s services be rendered primarily at a location or locations more than 50 miles from the Participant’s principal place of employment as of the date of a change in control.

Generally, under the 2007 CIC Plan, a “change in control” would include any of the following events:

•	any person (other than NFP or any employee benefit plan sponsored by NFP) becomes the beneficial owner of 30% or more of NFP’s outstanding Common Stock;

•	the dissolution or sale of all or substantially all of the assets of NFP;

•

a merger or consolidation of NFP with any other entity that results in (i) NFP’s directors immediately before the combination comprising less than a majority of the board of the combined entity or (ii) the outstanding voting securities of NFP immediately prior to the combination representing less than 50% of the combined voting power after such combination;

•	a majority of NFP’s directors is replaced under certain circumstances; or

•	any other event that the Board of Directors determines, in its discretion, to be a change in control.

Termination for Cause by NFP or Voluntary Termination by Executive

Under the 2007 CIC Plan, in the event the Company terminates a Participant’s employment for cause or a Participant terminates his/her employment voluntarily without good reason during the Protected Period, such Participant will be entitled to receive the following amounts in a lump sum within 30 days of the applicable termination date: (i) his/her base salary through the date of termination (including amounts attributed to earned but unused vacation) and (ii) bonus awards earned by the Participant but not yet paid or credited as a deferral at the date of termination.

Death or Disability

Under the 2007 CIC Plan, in the event a Participant’s employment is terminated due to his/her death or disability during the Protected Period, such Participant will be entitled to receive the following amounts in a lump sum within 30 days following the applicable termination date: (i) his/her base salary through the date of termination (including amounts attributed to earned but unused vacation) and (ii) bonus awards earned by the Participant but not yet paid or credited as a deferral at the date of termination.

In addition to the payments described above, under the Company’s standard equity award agreements applicable to all employees and directors, upon death or disability, each Participant will be entitled to immediate vesting of all equity awards, with stock options remaining exercisable for one year after death or disability.

Tax Gross-Up

Under the 2007 CIC Plan, the Company will increase a Participant’s total payments under the 2007 CIC Plan to cover any “golden parachute” excise taxes imposed under the Code on payments or distributions made by the Company to a Participant, whether payable under the 2007 CIC Plan or otherwise, provided that if the value of the payments subject to excise taxes is not more than 110% of the value of payments that could be provided without triggering excise taxes, then the value of payments to such Participant will be reduced to the amount that can be provided without triggering excise taxes. The tax gross-up provision is not applicable in the event the Participant’s employment is terminated by the Company for cause or in the event the Participant terminates his/her employment for any reason other than good reason.

In connection with a review of its executive compensation practices, in May 2009, the Company committed that it would no longer enter into any new or materially amended agreements with its officers that include any excise tax gross-up provisions with respect to payments contingent upon a change in control and that any new participant entering the 2007 CIC Plan after January 1, 2009 would not be entitled to the excise tax gross-up provided under the 2007 CIC Plan. However, executives who were entitled to receive the excise tax gross-up prior to January 1, 2009, including the Named Executive Officers who are Participants in the 2007 CIC Plan, are “grandfathered” and will continue to be entitled to the excise tax gross-up while the term of the 2007 CIC Plan is in effect.

As noted above in the “Compensation Discussion and Analysis,” the Company elected not to renew the current term of the 2007 CIC Plan, and the 2007 CIC Plan will expire on May 3, 2013. The Board of Directors adopted a replacement change in control severance plan, the 2012 CIC Plan, in February 2012 that more closely aligns with current compensation practices and trends. Unlike the 2007 CIC Plan, the 2012 CIC Plan provides no tax gross-ups. Under the 2012 CIC Plan, participants are responsible for all personal income taxes that may apply to any of the payments or benefits under the 2012 CIC Plan. Each of the Named Executive Officers who is a Participant in the 2007 CIC Plan will become a participant in the 2012 CIC Plan upon expiration of the 2007 CIC Plan.

Restrictive Covenants

As a condition to participation in the 2007 CIC Plan, each Participant agreed to be bound by post-employment non-competition and non-solicitation covenants of six months and one year, respectively, that apply under certain circumstances. In addition, each Participant is also bound by certain confidentiality provisions that apply during employment and post-employment.

Potential Payments to Douglas W. Hammond after Change in Control at December 31, 2012

Benefit	Change in Control ($)	Termination w/o Cause or for Good Reason ($)		Voluntary Termination by Executive or Termination for Cause ($)	Death ($)	Disability ($)
(a)	(b)	(c)		(d)	(e)	(f)
Compensation
Salary(1)	—	850,000		—	—	—
Bonus(2)	—	2,075,000		775,000	775,000	775,000
Stock Awards(3)	—	2,068,130		—	2,068,130	2,068,130

Benefits
Medical/Dental Insurance(4)	—	35,414		—	—	—
Life Insurance(5)	—	116		—	—	—
401(k) Plan(6)	—	27,483		—	—	—

Additional Items
Excise Tax Gross-up(7)	—	—		—	—	—

Total	—	5,056,143	(7)	775,000	2,843,130	2,843,130

(1)	The amount listed in column (c) reflects the product of (i) Mr. Hammond’s annual base salary and (ii) 2.
(2)	Assuming Mr. Hammond was terminated on December 31, 2012, Mr. Hammond would receive his actual bonus for performance during the 2012 fiscal year ($775,000) as such bonus would be deemed to have been earned by Mr. Hammond on the last day of the 2012 fiscal year but not yet paid. Columns (c), (d), (e) and (f) include this bonus payment. Column (c) also includes an additional payment of $650,000 (Mr. Hammond’s prior year (fiscal 2011) actual bonus) multiplied by 2.
(3)	The value of the acceleration of Mr. Hammond’s unvested stock awards is based upon the total number of unvested RSUs outstanding at December 31, 2012 (120,661 RSUs) multiplied by the closing price of the Common Stock on December 31, 2012 ($17.14). Column (b) assumes that Mr. Hammond’s RSU awards were not accelerated because his RSU awards were assumed by the successor to the Company’s business in connection with the change in control. Mr. Hammond’s RSU awards accelerate upon a change in control only if outstanding RSU awards were not assumed by the successor in connection with the change in control.
(4)	The amount listed reflects the premium cost of Mr. Hammond’s continued participation in the Company’s group medical and dental plans under COBRA for 24 months. The amount listed also includes a cash payment to Mr. Hammond equal to the after-tax economic equivalent of the Company’s contribution to Mr. Hammond’s health spending account under the Company’s medical plan for 24 months.
(5)	The amount listed reflects a cash payment to Mr. Hammond equal to (i) the equivalent of premiums Mr. Hammond would pay to continue coverage under the Company’s term life insurance policy for 24 months and (ii) the after-tax economic equivalent of premiums Mr. Hammond would pay to obtain coverage similar to the coverage he currently has under the Company’s accidental death and dismemberment policy for 24 months.
(6)	Since Mr. Hammond’s continued participation in the 401(k) Plan after his termination would not be permitted under the terms of the 401(k) Plan, the Company would be required to make a cash payment to Mr. Hammond equal to the after-tax economic equivalent of the Company’s matching contribution under the 401(k) Plan for 24 months. The maximum matching contribution for Company employees for the 2012 year was $7,500. The amount listed in column (c) assumes that Mr. Hammond contributed the maximum amount under applicable law to the 401(k) Plan.
(7)	Based on the total payments or distributions made to Mr. Hammond under the 2007 CIC Plan, no excise tax gross-up payment would be due to Mr. Hammond. Pursuant to the 2007 CIC Plan, since the value of the payments to Mr. Hammond reflected in column (c) that is subject to excise taxes is not more than 110% of the value of payments that could be provided to Mr. Hammond without triggering excise taxes, the total payments to Mr. Hammond upon termination without cause or termination for good reason after a change in control would be reduced to $4,623,419, the amount that could be provided to Mr. Hammond without triggering excise taxes.

Potential Payments to Donna J. Blank after Change in Control at December 31, 2012

Benefit	Change in Control ($)	Termination w/o Cause or for Good Reason ($)		Voluntary Termination by Executive or Termination for Cause ($)	Death ($)	Disability ($)
(a)	(b)	(c)		(d)	(e)	(f)
Compensation
Salary(1)	—	800,000		—	—	—
Bonus(2)	—	2,260,000		760,000	760,000	760,000
Stock Awards(3)	—	1,304,474		—	1,304,474	1,304,474

Benefits
Medical/Dental Insurance(4)	—	47,640		—	—	—
Life Insurance(5)	—	118		—	—	—
401(k) Plan(6)	—	29,656		—	—	—

Additional Items
Excise Tax Gross-up(7)	—	—		—	—	—

Total	—	4,441,888	(7)	760,000	2,064,474	2,064,474

(1)	The amount listed in column (c) reflects the product of (i) Ms. Blank’s annual base salary and (ii) 2.
(2)	Assuming Ms. Blank was terminated on December 31, 2012, Ms. Blank would receive her actual bonus for performance during the 2012 fiscal year ($760,000) as such bonus would be deemed to have been earned by Ms. Blank on the last day of the 2012 fiscal year but not yet paid. Columns (c), (d), (e) and (f) include this bonus payment. Column (c) also includes an additional payment of $750,000 (Ms. Blank’s prior year (fiscal 2011) actual bonus) multiplied by 2.
(3)	The value of the acceleration of Ms. Blank’s unvested stock awards is based upon the total number of unvested RSUs outstanding at December 31, 2012 (76,107 RSUs) multiplied by the closing price of the Common Stock on December 31, 2012 ($17.14). Column (b) assumes that Ms. Blank’s RSU awards were not accelerated because her RSU awards were assumed by the successor to the Company’s business in connection with the change in control. Ms. Blank’s RSU awards accelerate upon a change in control only if outstanding RSU awards were not assumed by the successor in connection with the change in control.
(4)	The amount listed reflects the premium cost of Ms. Blank’s continued participation in the Company’s group medical and dental plans under COBRA for 24 months.
(5)	The amount listed reflects a cash payment to Ms. Blank equal to (i) the equivalent of premiums Ms. Blank would pay to continue coverage under the Company’s term life insurance policy for 24 months and (ii) the after-tax economic equivalent of premiums Ms. Blank would pay to obtain coverage similar to the coverage she currently has under the Company’s accidental death and dismemberment policy for 24 months.
(6)	Since Ms. Blank’s continued participation in the 401(k) Plan after her termination would not be permitted under the terms of the 401(k) Plan, the Company would be required to make a cash payment to Ms. Blank equal to the after-tax economic equivalent of the Company’s matching contribution under the 401(k) Plan for 24 months. The maximum matching contribution for Company employees for the 2011 year was $7,500. The amount listed in column (c) assumes that Ms. Blank contributed the maximum amount under applicable law to the 401(k) Plan.
(7)	Based on the total payments or distributions made to Ms. Blank under the 2007 CIC Plan, no excise gross-up tax payment would be due to Ms. Blank. Pursuant to the 2007 CIC Plan, since the value of the payments to Ms. Blank reflected in column (c) that is subject to excise taxes is not more than 110% of the value of payments that could be provided to Ms. Blank without triggering excise taxes, the total payments to Ms. Blank upon termination without cause or termination for good reason after a change in control would be reduced to $4,136,090, the amount that could be provided to Ms. Blank without triggering excise taxes.

Potential Payments to Michael N. Goldman after Change in Control at December 31, 2012

Benefit	Change in Control ($)	Termination w/o Cause or for Good Reason ($)	Voluntary Termination by Executive or Termination for Cause ($)	Death ($)	Disability ($)
(a)	(b)	(c)	(d)	(e)	(f)
Compensation
Salary(1)	—	650,000	—	—	—
Bonus(2)	—	1,925,000	725,000	725,000	725,000
Stock Awards(3)	—	930,291	—	930,291	930,291

Benefits
Medical/Dental Insurance(4)	—	35,414	—	—	—
Life Insurance(5)	—	116	—	—	—
401(k) Plan(6)	—	27,483	—	—	—

Additional Items
Excise Tax Gross-up(7)	—	—	—	—	—

Total	—	3,568,304	725,000	1,655,291	1,655,291

(1)	The amount listed in column (c) reflects the product of (i) Mr. Goldman’s annual base salary and (ii) 2.
(2)	Assuming Mr. Goldman was terminated on December 31, 2012, Mr. Goldman would receive his actual bonus for performance during the 2012 fiscal year ($725,000) as such bonus would be deemed to have been earned by Mr. Goldman on the last day of the 2012 fiscal year but not yet paid. Columns (c), (d), (e) and (f) include this bonus payment. Column (c) also includes an additional payment of $600,000 (Mr. Goldman’s prior year (fiscal 2011) actual bonus) multiplied by 2.
(3)	The value of the acceleration of Mr. Goldman’s unvested stock awards is based upon the total number of unvested RSUs outstanding at December 31, 2012 (54,276 RSUs) multiplied by the closing price of the Common Stock on December 31, 2012 ($17.14). Column (b) assumes that Mr. Goldman’s RSU awards were not accelerated because his RSU awards were assumed by the successor to the Company’s business in connection with the change in control. Mr. Goldman’s RSU awards accelerate upon a change in control only if outstanding RSU awards were not assumed by the successor in connection with the change in control.
(4)	The amount listed reflects the premium cost of Mr. Goldman’s continued participation in the Company’s group medical and dental plans under COBRA for 24 months. The amount listed also includes a cash payment to Mr. Goldman equal to the after-tax economic equivalent of the Company’s contribution to Mr. Goldman’s health spending account under the Company’s medical plan for 24 months.
(5)	The amount listed reflects a cash payment to Mr. Goldman equal to (i) the equivalent of premiums Mr. Goldman would pay to continue coverage under the Company’s term life insurance policy for 24 months and (ii) the after-tax economic equivalent of premiums Mr. Goldman would pay to obtain coverage similar to the coverage he currently has under the Company’s accidental death and dismemberment policy for 24 months.
(6)	Since Mr. Goldman’s continued participation in the 401(k) Plan after his termination would not be permitted under the terms of the 401(k) Plan, the Company would be required to make a cash payment to Mr. Goldman equal to the after-tax economic equivalent of the Company’s matching contribution under the 401(k) Plan for 24 months. The maximum matching contribution for Company employees for the 2012 year was $7,500. The amount listed in column (c) assumes that Mr. Goldman contributed the maximum amount under applicable law to the 401(k) Plan.
(7)	Based on the total payments or distributions made to Mr. Goldman under the 2007 CIC Plan, no excise tax payment would be due.

Potential Payments to Edward G. O’Malley after Change in Control at December 31, 2012

Benefit	Change in Control ($)	Termination w/o Cause or for Good Reason ($)	Voluntary Termination by Executive or Termination for Cause ($)	Death ($)	Disability ($)
(a)	(b)	(c)	(d)	(e)	(f)
Compensation
Salary(1)	—	300,000	—	—	—
Bonus(2)	—	725,000	425,000	425,000	425,000
Stock Awards(3)	—	508,630	—	508,630	508,630

Benefits
Medical/Dental Insurance(4)	—	17,496	—	—	—
Life Insurance(5)	—	62	—	—	—
401(k) Plan(6)	—	11,802	—	—	—

Additional Items
Excise Tax Gross-up(7)	—	—	—	—	—

Total	—	1,562,990	425,000	933,630	933,630

(1)	The amount listed in column (c) reflects the product of (i) Mr. O’Malley’s annual base salary and (ii) 1.
(2)	Assuming Mr. O’Malley was terminated on December 31, 2012, Mr. O’Malley would receive his actual bonus for performance during the 2012 fiscal year ($425,000) as such bonus would be deemed to have been earned by Mr. O’Malley on the last day of the 2012 fiscal year but not yet paid. Columns (c), (d), (e) and (f) include this bonus payment. Column (c) also includes an additional payment of $300,000 (Mr. O’Malley’s prior year (fiscal 2011) actual bonus) multiplied by 1.
(3)	The value of the acceleration of Mr. O’Malley’s unvested stock awards is based upon the total number of unvested RSUs outstanding at December 31, 2012 (29,675 RSUs) multiplied by the closing price of the Common Stock on December 31, 2012 ($17.14). Column (b) assumes that Mr. O’Malley’s RSU awards were not accelerated because his RSU awards were assumed by the successor to the Company’s business in connection with the change in control. Mr. O’Malley’s RSU awards accelerate upon a change in control only if outstanding RSU awards were not assumed by the successor in connection with the change in control.
(4)	The amount listed reflects the premium cost of Mr. O’Malley’s continued participation in the Company’s group medical and dental plans under COBRA for 12 months. The amount listed also includes a cash payment to Mr. O’Malley equal to the after-tax economic equivalent of the Company’s contribution to Mr. O’Malley’s health spending account under the Company’s medical plan for 12 months.
(5)	The amount listed reflects a cash payment to Mr. O’Malley equal to (i) the equivalent of premiums Mr. O’Malley would pay to continue coverage under the Company’s term life insurance policy for 12 months and (ii) the after-tax economic equivalent of premiums Mr. O’Malley would pay to obtain coverage similar to the coverage he currently has under the Company’s accidental death and dismemberment policy for 12 months.
(6)	Since Mr. O’Malley’s continued participation in the 401(k) Plan after his termination would not be permitted under the terms of the 401(k) Plan, the Company would be required to make a cash payment to Mr. O’Malley equal to the after-tax economic equivalent of the Company’s matching contribution under the 401(k) Plan for 12 months. The maximum matching contribution for Company employees for the 2012 year was $7,500. The amount listed in column (c) assumes that Mr. O’Malley contributed the maximum amount under applicable law to the 401(k) Plan.
(7)	Based on the total payments or distributions made to Mr. O’Malley under the 2007 CIC Plan, no excise tax payment would be due.

Compensation Committee Interlocks and Insider Participation

During the 2012 fiscal year, the following directors served as members of the Compensation Committee: Ms. Abramson and Messrs. Baird, Griswell, and Mlekush. None of these individuals is or has ever been an officer or an employee of the Company or has or had any relationships or related person transactions involving the Company that require disclosure. None of the Company’s executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of the Board of Directors or Compensation Committee.

DIRECTOR COMPENSATION

The Company uses a combination of cash and stock-based compensation to attract and retain qualified candidates to serve on the Board of Directors. The Nominating and Corporate Governance Committee reviews the level of compensation of directors on an annual basis and the Board of Directors, upon recommendation of the Nominating and Corporate Governance Committee, approves all director compensation. In setting director compensation, the Nominating and Corporate Governance Committee and the Board of Directors consider the significant amount of time that directors expend in fulfilling their duties to the Company as well as the skill level required by the Company of members of the Board of Directors. In addition, the Nominating and Corporate Governance Committee and the Board of Directors consider survey data collected by the Company’s Office of the General Counsel.

Set forth in the table on page 52 is the compensation paid to or earned by non-employee directors for their services rendered during 2012. The table also includes compensation paid to Mr. Callahan as an employee of NFPISI. Mr. Callahan did not receive any compensation for serving on the Board of Directors in 2012. Ms. Bibliowicz has been omitted from the table since she receives no compensation for serving on the Board of Directors. See “Compensation Discussion and Analysis” and “Compensation Tables and Other Information” above for information regarding Ms. Bibliowicz’s 2012 compensation.

Cash Compensation

For the 2012 calendar year, all independent directors received an annual retainer of $45,000 plus $2,000 for each Board of Directors or committee meeting attended in person and $1,000 for each meeting attended telephonically. In addition, the Chairman of the Audit Committee received an additional $20,000 retainer, the Chairman of the Compensation Committee received an additional $20,000 retainer, the Chairman of the Nominating and Corporate Governance Committee received an additional $5,000 retainer and the Lead Director received an additional $15,000 retainer.

In connection with its annual review of director compensation, the Nominating and Corporate Governance Committee recommended, and the Board of Directors approved, certain changes to the Company’s director compensation structure. Effective January 1, 2013, the annual retainer was increased to $50,000 and the annual retainer for the Chairman of the Nominating and Corporate Governance Committee was increased to $7,500. In addition, once Ms. Bibliowicz’s tenure as CEO ends, in lieu of receiving any other director compensation, she will be paid at an annual rate of $200,000 for her service as Non-Executive Chairman of the Board of Directors.

Stock-based Compensation

For the 2012 calendar year, independent directors also received a grant of stock-based compensation valued at $45,000 at the same time as the Company’s executive officers and key employees receive their annual long-term equity incentive compensation. On February 16, 2012, each then-current independent director received a grant of 2,865 RSUs. The number of RSUs to be awarded was determined using a value of $45,000 and the Grant Price Formula. These RSUs vest in full one year from the date of grant subject to the director’s continued service with the Company, except for accelerated vesting in the event of a director’s death or disability and in certain circumstances relating to a change in control of the Company. Payment of these vested RSUs is made in the form of Common Stock, and as discussed more fully below, payment is automatically deferred until the applicable director’s service on the Board of Directors has ended. In addition, these RSUs also entitle the holder to earn dividend equivalents in the form of cash (or, at the option of the Compensation Committee, additional RSUs).

In connection with its annual review of director compensation, the Nominating and Corporate Governance Committee recommended, and the Board of Directors approved, an increase in the independent directors’ annual grant of stock-based compensation to $55,000, commencing with the RSUs granted in 2013.

The Company has historically granted 5,000 fully vested stock options to new directors during their initial year of election. In connection with their election to the Board of Directors, Mr. Baird received a grant of 5,000 fully vested stock options on January 1, 2012 with an exercise price of $13.52 equal to the closing price of the Common Stock on December 30, 2011 and Mr. Heinberg received a grant of 5,000 fully vested stock options on July 1, 2012 with an exercise price of $13.40 equal to the closing price of the Common Stock on June 29, 2012. These options have a seven-year term.

Director Expenses

The Company also reimburses expenses incurred by directors to attend board and committee meetings and reimburses all directors for up to $5,000 per year for expenses incurred in connection with director education.

Stock Ownership and Retention Guidelines

The Board of Directors has in place non-management director stock ownership and retention guidelines (the “Director Ownership Guidelines”) to reinforce the importance of aligning the interests of the Company’s directors with those of stockholders. The Director Ownership Guidelines are incorporated into the Company’s Corporate Governance Guidelines and require each non-management director to own Common Stock equal in value to at least five times the amount of the annual cash retainer. Following the increase on January 1, 2013, the annual cash retainer is currently $50,000. Until the stock ownership guideline is reached, the director must retain 100% of the after-tax shares acquired through the exercise of options or the vesting of equity awards granted to the director prior to January 1, 2011 (the effective date of the Director Ownership Guidelines).

Equity interests that count toward satisfaction of the ownership guidelines include shares owned by the director including shares held through the 401(k) Plan, shares jointly owned with the director’s spouse, shares held in an estate planning vehicle for the benefit of the director or the director’s family members and vested deferred stock units (including the phantom stock units that non-management directors accrue upon the vesting of RSUs as described on page 55). Unvested equity awards, including unvested RSUs and unexercised stock options, do not count toward satisfaction of the ownership guidelines.

In addition, the Director Ownership Guidelines provide that all RSU awards granted to non-management directors after January 1, 2011 will contain a mandatory deferral provision. This provision provides that payment of the vested RSUs will be made in shares of Common Stock and will be automatically deferred until service on the Board of Directors has ended.

The Company has also instituted stock ownership and retention guidelines for executives. For information regarding these guidelines, see “Compensation Discussion and Analysis—Key Elements of the Company’s Executive Compensation Program—Stock Ownership and Retention Guidelines” above. The Company also has an insider trading policy that, among other things, prohibits executives, directors and certain other employees from hedging the economic risks of their Common Stock ownership and from pledging Company securities.

2012 Director Compensation Table

Name	Fees Earned or Paid in Cash(1) ($)	Stock Awards(2) ($)	Option Awards(3) ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Stephanie W. Abramson	88,036	46,785	—	—	—	—	134,821
Arthur S. Ainsberg(4)	31,679	46,785	—	—	—	—	78,464
Patrick S. Baird	78,000	—	46,803	—	—	—	124,803
R. Bruce Callahan(5)	—	46,785	—	—	59,777	487,550	594,112
John A. Elliott	95,000	46,785	—	—	—	—	141,785
J. Barry Griswell	104,000	46,785	—	—	—	—	150,785
Marshall A. Heinberg	42,321	—	35,921	—	—	—	78,242
Kenneth C. Mlekush	100,964	46,785	—	—	—	—	147,749

(1)	The amounts in column (b) represent cash payments received for 2012 service, including the 2012 cash retainer, 2012 committee chairman and lead director fees, and fees paid for attendance at meetings held in 2012. With the exception of Messrs. Ainsberg and Mr. Heinberg, the cash compensation for each director listed in the table includes $45,000 in fees for the annual retainer paid to directors. Ms. Abramson’s cash compensation includes $40,000 in fees for meeting attendance and an additional $3,036 retainer as Chairman of the Nominating and Corporate Governance Committee, prorated for a portion of 2012. Mr. Ainsberg’s cash compensation includes a prorated annual retainer of $17,679 for his service as a director from January 1, 2012 through May 23, 2012 and $14,000 in fees for meeting attendance. Mr. Baird’s cash compensation includes $33,000 in fees for meeting attendance. Dr. Elliott’s cash compensation includes $30,000 in fees for meeting attendance and an additional $20,000 retainer as Chairman of the Audit Committee. Mr. Griswell’s cash compensation includes $39,000 in fees for meeting attendance and an additional $20,000 retainer as Chairman of the Compensation Committee. Mr. Heinberg’s cash compensation includes a prorated annual retainer of $27,321 for his service as a director from his initial date of election (May 23, 2012) through December 31, 2012 and $15,000 in fees for meeting attendance. Mr. Mlekush’s cash compensation includes $39,000 in fees for meeting attendance, an additional $1,964 retainer as Chairman of the Nominating and Corporate Governance Committee, prorated for a portion of 2012, and an additional $15,000 retainer as Lead Director.
(2)	The amounts reported in column (c) reflect the grant date fair value of the 2,865 RSUs that were granted to the applicable director on February 16, 2012, computed in accordance with FASB ASC Topic 718. See Note 11 of the consolidated financial statements in the Company’s 2012 Form 10-K for information regarding assumptions underlying the valuation of equity awards. The following are the aggregate number of stock awards outstanding for each of the Company’s non-management directors as of December 31, 2012: each of Ms. Abramson, Dr. Elliott, and Mr. Mlekush: 3,598; Mr. Baird and Mr. Griswell: 2,865; Mr. Callahan: 5,839; and Mr. Heinberg: 0.
(3)	The amounts reported in column (c) reflect the grant date fair value of the 5,000 stock options that were granted to the applicable director in 2012 in connection with his appointment to the Board of Directors, computed in accordance with FASB ASC Topic 718. See Note 11 of the consolidated financial statements in the Company’s 2012 Form 10-K for information regarding assumptions underlying the valuation of equity awards. The following are the aggregate number of stock option awards outstanding for each of the Company’s non-management directors as of December 31, 2012: Ms. Abramson: 15,000; Mr. Callahan: 1,000; and each of Dr. Elliott, Mr. Baird, Mr. Griswell, Mr. Heinberg and Mr. Mlekush: 5,000.
(4)	Mr. Ainsberg resigned from the Board of Directors effective May 23, 2012. In connection with his resignation, the 2,865 RSUs granted to Mr. Ainsberg on February 16, 2012 were forfeited.
(5)	The amounts listed for Mr. Callahan represent Mr. Callahan’s compensation as a non-management employee of the Company. The amount in column (c) reflects the grant date fair value of the 2,865 RSUs that were granted to Mr. Callahan on February 16, 2012 in connection with the annual long-term equity incentive award to employees, computed in accordance with FASB ASC Topic 718. See Note 11 of the consolidated financial statements in the Company’s 2012 Form 10-K for information regarding assumptions underlying the valuation of equity awards. The amount in column (f) represents Mr. Callahan’s above-market earnings on compensation that was deferred by Mr. Callahan under NFPISI’s Amended and Restated Executive Deferral Plan. Above-market earnings represent the difference between Mr. Callahan’s earnings on the portion of his Executive Deferral Plan account balance allocated to the 6% annual return investment option and the earnings that he would have achieved if such portion of his account balance had earned interest at 120% of the applicable federal long-term rate prescribed by the Code (“Adjusted AFR”) for each month during 2012 in which the 6% annual return rate was higher than the Adjusted AFR. The amount in column (g) represents (i) $300,000 in 2012 base salary, (ii) $180,000 in bonus compensation for the 2012 year and (iii) $7,550 for certain employee benefits.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth a description of the Company’s equity compensation plans as of December 31, 2012.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options and Other Rights(1)	Weighted-Average Exercise Price of Outstanding Options and Other Rights(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans, Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	657,317(3)	$13.23	4,176,839(4)
Equity compensation plans not approved by security holders(5)	479,819	$25.26	N/A

Total:	1,137,136	$24.71	4,176,839

(1)	The amounts listed in column (a) include securities to be issued upon the vesting of RSUs and exercise of stock options, and exclude purchase rights currently accruing under the ESPP.
(2)	The amounts listed in column (b) do not take into account outstanding RSUs, which have no exercise price, and exclude purchase rights currently accruing under the ESPP.
(3)	Includes solely awards granted under the 2009 SIP.
(4)	Includes shares available for future issuance under the 2009 SIP and the ESPP. As of December 31, 2012, an aggregate of 2,725,788 shares of Common Stock were available for issuance under the ESPP, including 13,661 shares subject to purchase during the then-current purchase period. Under the 2009 SIP, each outstanding RSU reduces the remaining shares available for issuance under the 2009 SIP by 1.81 shares.
(5)	Includes awards granted under the Company’s Pre-IPO Stock Incentive Plans and 12,484 “employment inducement” awards granted to an NFPISI employee pursuant to the NYSE’s employment inducement exemption from the shareholder approval requirement generally applicable to equity compensation awards. The material terms of the Company’s Pre-IPO Stock Incentive Plans are set forth in Note 12 to the Company’s consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Stockholders

The following table sets forth information about persons, based on information contained in Schedules 13G filed with the SEC, who beneficially own more than 5% of the outstanding Common Stock.

Name and Address	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)

BlackRock, Inc.(3)	3,584,901	8.9%
40 East 52nd Street New York, NY 10022	(as of 12/31/12)

William Blair & Company, LLC(4)	3,546,373	8.9%
222 West Adams Street Chicago, IL 60606	(as of 12/31/12)

Wellington Management Company, LLP (5)	3,132,979	7.8%
280 Congress Street Boston, MA 02210	(as of 12/31/12)

Capital Research Global Investors(6)	2,863,300	7.1%
333 South Hope Street Los Angeles, CA 90071	(as of 3/29/13)

The Vanguard Group, Inc.(7)	2,314,595	5.8%
100 Vanguard Blvd. Malvern, PA 19355	(as of 12/31/12)

Citadel Investment Group II, L.L.C.(8)	2,210,130	5.5%
c/o Citadel LLC 131 S. Dearborn Street, 32nd Floor Chicago, IL 60603	(as of 3/14/13)

(1)	Beneficial ownership is a term broadly defined under SEC rules and regulations.
(2)	Based on Common Stock outstanding as of April 15, 2013.
(3)	The information contained in this table is based on Amendment No. 3 to Schedule 13G filed with the SEC on January 31, 2013 by BlackRock, Inc. (“BlackRock”), and amends Schedule 13G filed with the SEC on January 29, 2010 by BlackRock, as amended by Amendment No. 1 to Schedule 13G filed with the SEC on February 7, 2011 by BlackRock and by Amendment No. 2 to Schedule 13G filed with the SEC on February 10, 2012 by BlackRock. According to such filing, BlackRock is the beneficial owner of 3,584,901 shares of Common Stock and has sole voting power and sole dispositive power as to all such shares.
(4)	The information contained in this table is based on Schedule 13G filed with the SEC on February 4, 2013 by William Blair & Company, L.L.C (“William Blair”). According to such filing, William Blair is the beneficial owner of 3,546,373 shares of Common Stock and has sole voting power and sole dispositive power as to all such shares.
(5)	The information contained in this table is based on Amendment No. 1 to Schedule 13G filed with the SEC on February 14, 2013 by Wellington Management Company, LLP (“Wellington”), and amends Schedule 13G filed with the SEC on February 14, 2012 by Wellington. According to such filing, Wellington is an investment adviser and, in its capacity as investment adviser, may be deemed to beneficially own 3,132,979 shares of Common Stock which are held of record by clients of Wellington. Wellington has shared voting power as to 1,406,174 of such shares and shared dispositive power as to 3,132,979 of such shares.
(6)	The information contained in this table is based on Amendment No. 4 to Schedule 13G filed with the SEC on April 10, 2013 by Capital Research Global Investors (“Capital Re”), and amends Schedule 13G filed with the SEC on September 10, 2010 by Capital Re, as amended by Amendment No. 1 to Schedule 13G filed with the SEC on February 11, 2011 by Capital Re, by Amendment No. 2 to Schedule 13G filed with the SEC on February 9, 2012 by Capital Re and by Amendment No. 3 to Schedule 13G filed with the SEC on February 13, 2013 by Capital Re. According to such filing, Capital Re, a division of Capital Research and Management Company (“CRMC”), has sole voting power as to 2,863,300 shares of Common Stock and sole dispositive power as to such shares. Capital Re is deemed to be the beneficial owner of these shares as a result of CRMC acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. Capital Re disclaims beneficial ownership of these shares. Capital Re holds more than 5% of the Company’s outstanding Common Stock on behalf of SMALLCAP World Fund, Inc.

(7)	The information contained in this table is based on Amendment No. 1 to Schedule 13G filed with the SEC on February 12, 2013 by the Vanguard Group, Inc. (“Vanguard”), and amends Schedule 13G filed with the SEC on February 8, 2012 by Vanguard. According to such filing, Vanguard beneficially owns 2,314,595 shares of Common Stock. Vanguard has sole voting power as to 68,594 of such shares, sole dispositive power as to 2,248,101 of such shares, and shared dispositive power as to 66,494 of such shares.
(8)	The information contained in this table is based on Schedule 13G filed with the SEC on March 19, 2013 by Citadel Advisors LLC (“Citadel Advisors”), Citadel Advisors Holdings LP (“CAH”), Citadel Investment Group II, L.L.C. (“CIG-II”) and Mr. Kenneth Griffin, with respect to shares of Common Stock (and options to purchase Common Stock) owned by Surveyor Capital Ltd., Citadel Quantitative Strategies Master Fund Ltd. and Citadel Securities LLC. Citadel Advisors may be deemed to beneficially own 2,164,031 shares of Common Stock, and has shared voting power and shared dispositive power as to such shares. CAH may be deemed to beneficially own 2,187,933 shares of Common Stock, and has shared voting power and shared dispositive power as to such shares. CIG-II and Mr. Griffin may each be deemed to beneficially own 2,210,130 shares of Common Stock, and each has shared voting power and shared dispositive power as to such shares.

Named Executive Officers and Directors

Shares of Common Stock and Stock Options

The following table lists the beneficial ownership of Common Stock, as of April 15, 2013, by each Named Executive Officer (as defined below) and each director, as well as by all directors, Named Executive Officers and other current executive officers as a group.

Name and Address*	Shares Beneficially Owned Excluding Options(1)	Options Exercisable Within 60 Days(2)	Total Beneficial Ownership	Percent of Class
Named Executive Officers and Directors
Jessica M. Bibliowicz(3)	434,324	80,000	514,324	1.3%
Douglas W. Hammond	169,068	4,000	173,068	**
Donna J. Blank	106,621	—	106,621	**
Michael N. Goldman	117,941	2,000	119,941	**
Edward G. O’Malley	33,589	—	33,589	**
Stephanie W. Abramson	17,256	15,000	32,256	**
Patrick S. Baird	3,000	5,000	8,000	**
R. Bruce Callahan	87,212	1,000	88,212	**
John A. Elliott	18,856	5,000	23,856	**
J. Barry Griswell	10,000	5,000	15,000	**
Marshall A. Heinberg	7,000	5,000	12,000	—
Kenneth C. Mlekush(4)	29,658	5,000	34,658	**
All executive officers and directors as a group (14 persons)	1,125,518	127,000	1,252,518	3.1%

*	All addresses are c/o National Financial Partners Corp., 340 Madison Avenue, 20th Floor, New York, NY 10173.
**	Less than 1.0% of the outstanding shares of Common Stock.
(1)	To NFP’s knowledge, all Named Executive Officers and directors beneficially own the shares shown next to their names either in their sole names or jointly with their spouses, unless indicated otherwise below.
(2)	Reflects options held by each person granted under one or more of NFP’s Stock Incentive Plans that are or will become exercisable within 60 days of April 15, 2013.
(3)	Ms. Bibliowicz owns 2,000 shares of Common Stock jointly with her children.
(4)	Includes 10,000 shares owned by the Kenneth C. Mlekush Revocable Trust.

Phantom Stock Units

The Company’s non-management director stock ownership guidelines provide that all RSU awards granted to non-management directors after January 1, 2011 will contain a mandatory deferral provision. This provision provides that payment of vested RSUs will be automatically deferred until service on the Board of Directors has ended. The non-management directors accrue phantom stock units upon vesting of

RSUs on a one-for-one basis. Once service on the Board of Directors has ended, the phantom stock units are paid in shares of Common Stock unless the Compensation Committee determines otherwise. The following table lists each non-management director’s beneficial ownership of phantom stock units as of April 15, 2013. See “Director Compensation” above for more detailed information on RSU awards to directors and the non-management director stock ownership guidelines. The phantom stock units listed in the table below are not included in the non-management directors’ Common Stock holdings disclosed in the table on the prior page.

Non-Management Director Name	Phantom Stock Units Beneficially Owned	Percent of Class
Stephanie W. Abramson	6,319	*
Patrick S. Baird	2,865	*
R. Bruce Callahan	3,258	*
John A. Elliott	6,319	*
J. Barry Griswell	6,319	*
Marshall A. Heinberg(1)	—	*
Kenneth C. Mlekush	6,319	*
All non-management directors as a group (7 persons)	31,399	*

*	Less than 1.0% of the outstanding shares of Common Stock.
(1)	Mr. Heinberg joined the Board of Directors in May 2012. As of April 15, 2013, none of his RSU awards have vested.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Board of Directors has adopted a written policy which provides that the Nominating and Corporate Governance Committee will evaluate and consider for approval and/or ratification transactions, arrangements and relationships that may occur or exist between the Company, on the one hand, and directors, executive officers, holders of more than 5% of the Company’s outstanding Common Stock and certain persons or entities associated with such persons, on the other hand. Under the policy, any transaction, arrangement or relationship, or any material amendment to such transaction, in which the Company, including any of its subsidiaries, was, is or will be a participant and the amount involved exceeds $60,000, and in which any related person had, has or will have a direct or indirect interest, will be deemed to be a “Related Person Transaction.” The policy contains a limited number of permitted transactions that do not require approval or ratification, including, without limitation, (i) any transaction available to all salaried employees of the Company generally and (ii) certain purchases of insurance products or financial services from the Company in the ordinary course.

The Company’s policy provides that, prior to entering into any Related Person Transaction, (i) the related person, (ii) the director, executive officer, nominee or beneficial owner who is an immediate family member of the related person or (iii) the business unit or department head responsible for the potential Related Person Transaction will provide notice to the Company’s Office of the General Counsel of the facts and circumstances of the proposed Related Person Transaction. The Company’s General Counsel will then assess whether the proposed transaction is a Related Person Transaction and whether the related person has a material interest in such transaction for purposes of the policy. If the General Counsel determines that the proposed transaction is a Related Person Transaction involving an amount in excess of $120,000 and the related person has a material interest in such transaction, the proposed Related Person Transaction will be submitted to the Nominating and Corporate Governance Committee or the Board of Directors for consideration at the next meeting or, if it is not practicable or desirable to wait until the next meeting, to the Chairman of the Nominating and Corporate Governance Committee. If the General Counsel determines that the proposed transaction is a Related Person Transaction involving an amount in excess of $60,000 but less than $120,000 and the related person has a material interest in such transaction, the CEO and CFO, in consultation with the General Counsel, will determine whether to approve such transaction.

The Company’s policy further provides that if the CEO, CFO or General Counsel becomes aware of a Related Person Transaction that has not been previously approved or previously ratified under the policy, if the transaction is pending or ongoing, it shall be considered as described above, and ratified, amended or terminated, as appropriate. If the transaction is completed, the applicable reviewing person or persons will evaluate the transaction to determine if rescission or other action is appropriate.

From time to time in the ordinary course of business, certain of the Company’s directors and executive officers and their immediate families, as well as the entities with which they are associated, have been, or in the future may be, clients of one or more of the Company’s subsidiaries. Such transactions have included or may include the purchase of annuity contracts or insurance policies through an NFP subsidiary, the purchase or sale of securities through an NFP-owned broker-dealer, and the investment of funds with an NFP subsidiary operating in the investment advisory business. Any such products or services are provided on an arms’ length basis on substantially the same terms as those prevailing at the time for comparable products or services provided to unrelated third parties.

DIRECTOR INDEPENDENCE

Please see “Corporate Governance—Board of Directors—Independence” for information regarding the independence of the Company’s directors.

Item 14. Principal Accounting Fees and Services

FEES PAID TO INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The following table presents fees billed for professional audit services rendered by PricewaterhouseCoopers LLP (“PwC”) for the audit of the Company’s annual financial statements for the years ended December 31, 2012 and 2011, and fees billed for other services rendered by PwC during those periods:

Type of Fees	2012	2011
Audit Fees(1)	$2,220,433	$1,992,582
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees(2)	1,960	—

Total Fees	$2,222,393	$1,992,582

(1)	Represents the aggregate fees billed by PwC for professional services rendered for the audits of the Company’s annual consolidated financial statements, for the audit over the effectiveness of the Company’s internal control over financial reporting, for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q and for other statutory and regulatory filings and comfort letters and/or consents related to the offering and/or registration with the SEC of the Company’s securities.
(2)	Represents fees billed for the 2012 fiscal year for services related to subscriptions for access to electronic financial reporting and assistance tools.

Audit Committee Approval of Fees

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. Before the independent registered public accounting firm is engaged by NFP to render audit or non-audit services, the engagement is approved by the Audit Committee.

All work performed by PwC as described above has been approved in advance by the Audit Committee. The Audit Committee has considered and concluded that the provision of non-audit services is compatible with maintaining the principal registered public accounting firm’s independence.

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

(3) List of Exhibits:

Exhibit No.	Description

3.1a	Amended and Restated Certificate of Incorporation of National Financial Partners Corp. (incorporated by reference to Exhibit 3.1 to NFP’s Registration Statement on Form S-1 (Amendment No. 4) filed on September 15, 2003)

3.1b	Certificate of Amendment of Amended and Restated Certificate of Incorporation of National Financial Partners Corp. (incorporated by reference to Exhibit 3.2 to NFP’s Registration Statement on Form S-1 (Amendment No. 4) filed on September 15, 2003)

3.1c	Certificate of Amendment of Certificate of Incorporation of National Financial Partners Corp. (incorporated by reference to Exhibit 3.2a to NFP’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 filed on August 5, 2009)

3.2	National Financial Partners Corp. Amended and Restated By-Laws (incorporated by reference to Exhibit 3.3 to NFP’s Quarterly Report on Form 10-Q for the period ended September 30, 2009 filed on November 4, 2009)

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 of NFP’s Registration Statement on Form S-1 (Amendment No. 4) filed on September 15, 2003)

4.2	Form of Second Amended and Restated Stockholders Agreement, dated as of February 13, 2004, among National Financial Partners Corp., Apollo Investment Fund IV, LP and each of the stockholders party thereto (incorporated by reference to Exhibit 4.2 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 12, 2004)

4.3	Form of Lock-up Agreement (incorporated by reference to Exhibit 4.3 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 12, 2004)

4.4	Indenture, dated as of June 15, 2010, between National Financial Partners Corp. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to NFP’s Current Report on Form 8-K filed on June 16, 2010)

4.5	Confirmation regarding convertible bond hedge transaction, dated June 9, 2010, between National Financial Partners Corp. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.2 to NFP’s Current Report on Form 8-K filed on June 14, 2010)

4.6	Confirmation regarding issuer warrant transaction, dated June 9, 2010, between National Financial Partners Corp. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.3 to NFP’s Current Report on Form 8-K filed on June 14, 2010)

4.7	Confirmation regarding convertible bond hedge transaction, dated June 9, 2010, between National Financial Partners Corp. and Bank of America, N.A. (incorporated by reference to Exhibit 10.4 to NFP’s Current Report on Form 8-K filed on June 14, 2010)

4.8	Confirmation regarding issuer warrant transaction, dated June 9, 2010, between National Financial Partners Corp. and Bank of America, N.A. (incorporated by reference to Exhibit 10.5 to NFP’s Current Report on Form 8-K filed on June 14, 2010)

4.9	Confirmation regarding convertible bond hedge transaction, dated June 9, 2010, between National Financial Partners Corp. and Wells Fargo Securities, LLC, solely as agent of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.6 to NFP’s Current Report on Form 8-K filed on June 14, 2010)

4.10	Confirmation regarding issuer warrant transaction, dated June 9, 2010, between National Financial Partners Corp. and Wells Fargo Securities, LLC, solely as agent of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.7 to NFP’s Current Report on Form 8-K filed on June 14, 2010)

Exhibit No.	Description

10.1a	Credit Agreement, dated as of August 22, 2006, among National Financial Partners Corp., the financial institutions party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on August 22, 2006)

10.1b	Amendment to Credit Agreement, dated as of January 16, 2007, among National Financial Partners Corp., the financial institutions party thereto and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 10.2 to NFP’s Current Report on Form 8-K filed on January 19, 2007)

10.1c	Second Amendment to Credit Agreement, dated as of December 9, 2008, among National Financial Partners Corp., the financial institutions party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on December 10, 2008)

10.1d	Third Amendment to Credit Agreement, dated as of May 6, 2009, among National Financial Partners Corp., the financial institutions party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on May 11, 2009)

10.1e	Fourth Amendment to Credit Agreement, dated as of June 9, 2010, among National Financial Partners Corp., the financial institutions party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on June 9, 2010)

10.2a	Credit Agreement, dated as of July 8, 2010, among National Financial Partners Corp., the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K/A filed on July 15, 2010)

10.2b	First Amendment to Credit Agreement, dated as of April 28, 2011, among National Financial Partners Corp., the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on May 2, 2011)

10.2c	Second Amendment to Credit Agreement, dated as of October 30, 2012, among National Financial Partners Corp., the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Quarterly Report on Form 10-Q for the period ended September 30, 2012 filed on November 5, 2012)

10.3	Credit Agreement, dated as of February 8, 2013, among National Financial Partners Corp., the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on February 11, 2013)

10.4	Lease, dated August 19, 1993, between Prentiss Properties Acquisition Partners, L.P. and NFP Insurance Services, Inc., as amended through January 1, 2002 (incorporated by reference to Exhibit 10.7 to NFP’s Registration Statement on Form S-1 (Amendment No. 4) filed on September 15, 2003)

10.5	Agreement of Lease, dated as of September 9, 2004, and letter agreement thereto, dated as of September 28, 2004, by and among The Equitable Life Assurance Society of the United States and Elas Securities Acquisition Corp. and National Financial Partners Corp. (incorporated by reference to Exhibit 10.9 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.6a	Lease, dated as of September 4, 2007, between Broadway 340 Madison Operator LLC and National Financial Partners Corp. (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on September 5, 2007)

10.6b	First Amendment of Lease, dated as of December 11, 2007, between Broadway 340 Madison Operator LLC and National Financial Partners Corp. (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on December 13, 2007)

10.7	Sublease, dated August 31, 2007, between National Financial Partners Corp. and Keefe, Bruyette & Woods, Inc. (incorporated by reference to Exhibit 10.2 to NFP’s Current Report on Form 8-K filed on September 5, 2007)

10.8	Sublease, dated as of November 20, 2009, by and between National Financial Partners Corp. and RBC Madison Avenue LLC (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on November 30, 2009)

10.9	National Financial Partners Corp. Amended and Restated 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

Exhibit No.	Description

10.10	National Financial Partners Corp. Amended and Restated 2002 Stock Incentive Plan for Principals and Managers (incorporated by reference to Exhibit 10.6 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.11	National Financial Partners Corp. Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.12	National Financial Partners Corp. Amended and Restated 2000 Stock Incentive Plan for Principals and Managers (incorporated by reference to Exhibit 10.14 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.13	Form of Notice of Grant of Restricted Stock Units under 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.16a to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.14	Form of Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.16b to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.15	National Financial Partners Corp. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to NFP’s Registration Statement on Form S-8 filed on December 13, 2006)

10.16	Amended and Restated National Financial Partners Corp. Deferred Compensation Plan for Employees of National Financial Partners, NFP Securities, Inc. and NFP Insurance Services, Inc. (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on March 27, 2009)

10.17	National Financial Partners Corp. 2009 Stock Incentive Plan (incorporated by reference to Appendix B to NFP’s Definitive Proxy Statement on Schedule 14A, filed on April 21, 2009)

10.18	National Financial Partners Corp. 2009 Management Incentive Plan (incorporated by reference to Appendix C to NFP’s Proxy Statement on Schedule 14A, filed on April 21, 2009)

10.19**	Form of Notice of Grant of Restricted Stock Units under the 2009 Stock Incentive Plan and Additional Terms and Conditions of Restricted Stock Unit Grant for Employees of National Financial Partners Corp.

10.20**	Form of Notice of Grant of Restricted Stock Units under the 2009 Stock Incentive Plan and Additional Terms and Conditions of Restricted Stock Unit Grant for Non-Management Directors of National Financial Partners Corp.

10.21**	Form of Notice of Grant of Performance-Based Restricted Stock Units under the 2009 Stock Incentive Plan and Additional Terms and Conditions of Performance-Based Restricted Stock Unit Grant for Employees of National Financial Partners Corp.

10.22	National Financial Partners Corp. Severance Policy (incorporated by reference to Exhibit 10.20 to NFP’s Annual Report on Form 10-K for the period ended December 31, 2008 filed on February 13, 2009)

10.23a	Employment Agreement, amended and restated as of February 15, 2005, between National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on February 18, 2005)

10.23b	Amendment and Waiver, dated as of November 16, 2006, by National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on November 20, 2006)

10.23c	Letter Agreement, dated December 10, 2009, between National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.21c to NFP’s Annual Report on Form 10-K for the period ended December 31, 2009 filed on February 12, 2010)

10.23d	Notice of Grant of Restricted Stock Units to Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.2 to NFP’s Current Report on Form 8-K filed on February 18, 2005)

10.23e	Restricted Stock Unit Agreement, dated as of February 16, 2005, between National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.3 to NFP’s Current Report on Form 8-K filed on February 18, 2005)

10.23f**	Letter Agreement, dated November 16, 2012, between National Financial Partners Corp. and Jessica M. Bibliowicz

10.24	Letter Agreement, dated August 4, 2008, between National Financial Partners Corp. and Donna J. Blank (incorporated by reference to Exhibit 10.1 to NFP’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 filed on August 7, 2008)

Exhibit No.	Description

10.25	Employment Inducement Restricted Stock Unit Agreement, dated April 17, 2009, between National Financial Partners Corp. and Donna J. Blank (incorporated by reference to Exhibit 10.1 to NFP’s Quarterly Report on Form 10-Q for the period ended March 31, 2009 filed on May 11, 2009)

10.26	National Financial Partners Corp. Change In Control Severance Plan, dated May 4, 2007 (incorporated by reference to Exhibit 10.4 to NFP’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed on May 4, 2007)

10.27a	National Financial Partners Corp. Change In Control Severance Plan Participation Schedule of Douglas W. Hammond, dated May 4, 2007 (incorporated by reference to Exhibit 10.5 to NFP’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed on May 4, 2007)

10.27b	Performance-Based Restricted Stock Unit Notice of Award of Douglas W. Hammond under the 2009 Stock Incentive Plan and Additional Terms and Conditions of Performance-Based Restricted Stock Unit Grant (incorporated by reference to Exhibit 10.1 to NFP’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 filed on August 1, 2012)

10.28	National Financial Partners Corp. Change in Control Severance Plan Participation Schedule of Michael N. Goldman, dated June 26, 2007 (incorporated by reference to Exhibit 10.18 to NFP’s Annual Report on Form 10-K for the period ended December 31, 2008 filed on February 13, 2009)

10.29	National Financial Partners Corp. Change in Control Severance Plan Participation Schedule of Stancil E. Barton dated September 15, 2008 (incorporated by reference to Exhibit 10.27 to NFP’s Annual Report on Form 10-K for the period ended December 31, 2011 filed on February 13, 2012)

10.30	National Financial Partners Corp. 2012 Change In Control Severance Plan, dated February 8, 2012 (incorporated by reference to Exhibit 10.28 to NFP’s Annual Report on Form 10-K for the period ended December 31, 2011 filed on February 13, 2012)

10.31	National Financial Partners Corp. Compensation Recoupment Policy (incorporated by reference to Exhibit 10.1 to NFP’s Quarterly Report on Form 10-Q for the period ended September 30 2011, filed on November 1, 2011)

12.1**	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

21.1**	Subsidiaries of NFP

23.1**	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1a*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 30, 2013

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2a*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 30, 2013

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1a*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 30, 2013

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2a*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 30, 2013

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

Exhibit No.	Description

101.LAB***	XBRL Taxonomy Extension Label Linkbase

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

101.DEF***	XBRL Taxonomy Extension Definition

*	Filed herewith
**	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 15, 2013
***	Furnished as an exhibit to the Company’s Annual Report on Form 10-K filed on February 15, 2013. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL FINANCIAL PARTNERS CORP.

Date: April 30, 2013	By:	/S/ JESSICA M. BIBLIOWICZ
	Name:	Jessica M. Bibliowicz
	Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ JESSICA M. BIBLIOWICZ	Chairman and Chief Executive Officer	April 30, 2013
Jessica M. Bibliowicz	(Principal executive officer)

/S/ DONNA J. BLANK	Executive Vice President and Chief Financial Officer	April 30, 2013
Donna J. Blank	(Principal financial officer)

/S/ BRETT R. SCHNEIDER	Senior Vice President and Controller	April 30, 2013
Brett R. Schneider	(Principal accounting officer)

/S/ STEPHANIE W. ABRAMSON	Director	April 30, 2013
Stephanie W. Abramson

/S/ PATRICK S. BAIRD	Director	April 30, 2013
Patrick S. Baird

/S/ R. BRUCE CALLAHAN	Director	April 30, 2013
R. Bruce Callahan

/S/ JOHN A. ELLIOTT	Director	April 30, 2013
John A. Elliott

/S/ J. BARRY GRISWELL	Director	April 30, 2013
J. Barry Griswell

/S/ MARSHALL A. HEINBERG	Director	April 30, 2013
Marshall A. Heinberg

/S/ KENNETH C. MLEKUSH	Director	April 30, 2013
Kenneth C. Mlekush

EXHIBIT INDEX

Exhibit No.	Description

3.1a	Amended and Restated Certificate of Incorporation of National Financial Partners Corp. (incorporated by reference to Exhibit 3.1 to NFP’s Registration Statement on Form S-1 (Amendment No. 4) filed on September 15, 2003)

3.1b	Certificate of Amendment of Amended and Restated Certificate of Incorporation of National Financial Partners Corp. (incorporated by reference to Exhibit 3.2 to NFP’s Registration Statement on Form S-1 (Amendment No. 4) filed on September 15, 2003)

3.1c	Certificate of Amendment of Certificate of Incorporation of National Financial Partners Corp. (incorporated by reference to Exhibit 3.2a to NFP’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 filed on August 5, 2009)

3.2	National Financial Partners Corp. Amended and Restated By-Laws (incorporated by reference to Exhibit 3.3 to NFP’s Quarterly Report on Form 10-Q for the period ended September 30, 2009 filed on November 4, 2009)

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 of NFP’s Registration Statement on Form S-1 (Amendment No. 4) filed on September 15, 2003)

4.2	Form of Second Amended and Restated Stockholders Agreement, dated as of February 13, 2004, among National Financial Partners Corp., Apollo Investment Fund IV, LP and each of the stockholders party thereto (incorporated by reference to Exhibit 4.2 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 12, 2004)

4.3	Form of Lock-up Agreement (incorporated by reference to Exhibit 4.3 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 12, 2004)

4.4	Indenture, dated as of June 15, 2010, between National Financial Partners Corp. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to NFP’s Current Report on Form 8-K filed on June 16, 2010)

4.5	Confirmation regarding convertible bond hedge transaction, dated June 9, 2010, between National Financial Partners Corp. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.2 to NFP’s Current Report on Form 8-K filed on June 14, 2010)

4.6	Confirmation regarding issuer warrant transaction, dated June 9, 2010, between National Financial Partners Corp. and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.3 to NFP’s Current Report on Form 8-K filed on June 14, 2010)

4.7	Confirmation regarding convertible bond hedge transaction, dated June 9, 2010, between National Financial Partners Corp. and Bank of America, N.A. (incorporated by reference to Exhibit 10.4 to NFP’s Current Report on Form 8-K filed on June 14, 2010)

4.8	Confirmation regarding issuer warrant transaction, dated June 9, 2010, between National Financial Partners Corp. and Bank of America, N.A. (incorporated by reference to Exhibit 10.5 to NFP’s Current Report on Form 8-K filed on June 14, 2010)

4.9	Confirmation regarding convertible bond hedge transaction, dated June 9, 2010, between National Financial Partners Corp. and Wells Fargo Securities, LLC, solely as agent of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.6 to NFP’s Current Report on Form 8-K filed on June 14, 2010)

4.10	Confirmation regarding issuer warrant transaction, dated June 9, 2010, between National Financial Partners Corp. and Wells Fargo Securities, LLC, solely as agent of Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.7 to NFP’s Current Report on Form 8-K filed on June 14, 2010)

10.1a	Credit Agreement, dated as of August 22, 2006, among National Financial Partners Corp., the financial institutions party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on August 22, 2006)

10.1b	Amendment to Credit Agreement, dated as of January 16, 2007, among National Financial Partners Corp., the financial institutions party thereto and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 10.2 to NFP’s Current Report on Form 8-K filed on January 19, 2007)

10.1c	Second Amendment to Credit Agreement, dated as of December 9, 2008, among National Financial Partners Corp., the financial institutions party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on December 10, 2008)

Exhibit No.	Description

10.1d	Third Amendment to Credit Agreement, dated as of May 6, 2009, among National Financial Partners Corp., the financial institutions party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on May 11, 2009)

10.1e	Fourth Amendment to Credit Agreement, dated as of June 9, 2010, among National Financial Partners Corp., the financial institutions party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on June 9, 2010)

10.2a	Credit Agreement, dated as of July 8, 2010, among National Financial Partners Corp., the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K/A filed on July 15, 2010)

10.2b	First Amendment to Credit Agreement, dated as of April 28, 2011, among National Financial Partners Corp., the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on May 2, 2011)

10.2c	Second Amendment to Credit Agreement, dated as of October 30, 2012, among National Financial Partners Corp., the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Quarterly Report on Form 10-Q for the period ended September 30, 2012 filed on November 5, 2012)

10.3	Credit Agreement, dated as of February 8, 2013, among National Financial Partners Corp., the lenders party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on February 11, 2013)

10.4	Lease, dated August 19, 1993, between Prentiss Properties Acquisition Partners, L.P. and NFP Insurance Services, Inc., as amended through January 1, 2002 (incorporated by reference to Exhibit 10.7 to NFP’s Registration Statement on Form S-1 (Amendment No. 4) filed on September 15, 2003)

10.5	Agreement of Lease, dated as of September 9, 2004, and letter agreement thereto, dated as of September 28, 2004, by and among The Equitable Life Assurance Society of the United States and Elas Securities Acquisition Corp. and National Financial Partners Corp. (incorporated by reference to Exhibit 10.9 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.6a	Lease, dated as of September 4, 2007, between Broadway 340 Madison Operator LLC and National Financial Partners Corp. (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on September 5, 2007)

10.6b	First Amendment of Lease, dated as of December 11, 2007, between Broadway 340 Madison Operator LLC and National Financial Partners Corp. (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on December 13, 2007)

10.7	Sublease, dated August 31, 2007, between National Financial Partners Corp. and Keefe, Bruyette & Woods, Inc. (incorporated by reference to Exhibit 10.2 to NFP’s Current Report on Form 8-K filed on September 5, 2007)

10.8	Sublease, dated as of November 20, 2009, by and between National Financial Partners Corp. and RBC Madison Avenue LLC (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on November 30, 2009)

10.9	National Financial Partners Corp. Amended and Restated 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.10	National Financial Partners Corp. Amended and Restated 2002 Stock Incentive Plan for Principals and Managers (incorporated by reference to Exhibit 10.6 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.11	National Financial Partners Corp. Amended and Restated 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.13 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.12	National Financial Partners Corp. Amended and Restated 2000 Stock Incentive Plan for Principals and Managers (incorporated by reference to Exhibit 10.14 to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

Exhibit No.	Description

10.13	Form of Notice of Grant of Restricted Stock Units under 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.16a to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.14	Form of Restricted Stock Unit Agreement under 2002 Stock Incentive Plan (incorporated by reference to Exhibit 10.16b to NFP’s Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 16, 2005)

10.15	National Financial Partners Corp. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to NFP’s Registration Statement on Form S-8 filed on December 13, 2006)

10.16	Amended and Restated National Financial Partners Corp. Deferred Compensation Plan for Employees of National Financial Partners, NFP Securities, Inc. and NFP Insurance Services, Inc. (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on March 27, 2009)

10.17	National Financial Partners Corp. 2009 Stock Incentive Plan (incorporated by reference to Appendix B to NFP’s Definitive Proxy Statement on Schedule 14A, filed on April 21, 2009)

10.18	National Financial Partners Corp. 2009 Management Incentive Plan (incorporated by reference to Appendix C to NFP’s Proxy Statement on Schedule 14A, filed on April 21, 2009)

10.19**	Form of Notice of Grant of Restricted Stock Units under the 2009 Stock Incentive Plan and Additional Terms and Conditions of Restricted Stock Unit Grant for Employees of National Financial Partners Corp.

10.20**	Form of Notice of Grant of Restricted Stock Units under the 2009 Stock Incentive Plan and Additional Terms and Conditions of Restricted Stock Unit Grant for Non-Management Directors of National Financial Partners Corp.

10.21**	Form of Notice of Grant of Performance-Based Restricted Stock Units under the 2009 Stock Incentive Plan and Additional Terms and Conditions of Performance-Based Restricted Stock Unit Grant for Employees of National Financial Partners Corp.

10.22	National Financial Partners Corp. Severance Policy (incorporated by reference to Exhibit 10.20 to NFP’s Annual Report on Form 10-K for the period ended December 31, 2008 filed on February 13, 2009)

10.23a	Employment Agreement, amended and restated as of February 15, 2005, between National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on February 18, 2005)

10.23b	Amendment and Waiver, dated as of November 16, 2006, by National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.1 to NFP’s Current Report on Form 8-K filed on November 20, 2006)

10.23c	Letter Agreement, dated December 10, 2009, between National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.21c to NFP’s Annual Report on Form 10-K for the period ended December 31, 2009 filed on February 12, 2010)

10.23d	Notice of Grant of Restricted Stock Units to Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.2 to NFP’s Current Report on Form 8-K filed on February 18, 2005)

10.23e	Restricted Stock Unit Agreement, dated as of February 16, 2005, between National Financial Partners Corp. and Jessica M. Bibliowicz (incorporated by reference to Exhibit 10.3 to NFP’s Current Report on Form 8-K filed on February 18, 2005)

10.23f**	Letter Agreement, dated November 16, 2012, between National Financial Partners Corp. and Jessica M. Bibliowicz

10.24	Letter Agreement, dated August 4, 2008, between National Financial Partners Corp. and Donna J. Blank (incorporated by reference to Exhibit 10.1 to NFP’s Quarterly Report on Form 10-Q for the period ended June 30, 2008 filed on August 7, 2008)

10.25	Employment Inducement Restricted Stock Unit Agreement, dated April 17, 2009, between National Financial Partners Corp. and Donna J. Blank (incorporated by reference to Exhibit 10.1 to NFP’s Quarterly Report on Form 10-Q for the period ended March 31, 2009 filed on May 11, 2009)

10.26	National Financial Partners Corp. Change In Control Severance Plan, dated May 4, 2007 (incorporated by reference to Exhibit 10.4 to NFP’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed on May 4, 2007)

10.27a	National Financial Partners Corp. Change In Control Severance Plan Participation Schedule of Douglas W. Hammond, dated May 4, 2007 (incorporated by reference to Exhibit 10.5 to NFP’s Quarterly Report on Form 10-Q for the period ended March 31, 2007 filed on May 4, 2007)

Exhibit No.	Description

10.27b	Performance-Based Restricted Stock Unit Notice of Award of Douglas W. Hammond under the 2009 Stock Incentive Plan and Additional Terms and Conditions of Performance-Based Restricted Stock Unit Grant (incorporated by reference to Exhibit 10.1 to NFP’s Quarterly Report on Form 10-Q for the period ended June 30, 2012 filed on August 1, 2012)

10.28	National Financial Partners Corp. Change in Control Severance Plan Participation Schedule of Michael N. Goldman, dated June 26, 2007 (incorporated by reference to Exhibit 10.18 to NFP’s Annual Report on Form 10-K for the period ended December 31, 2008 filed on February 13, 2009)

10.29	National Financial Partners Corp. Change in Control Severance Plan Participation Schedule of Stancil E. Barton dated September 15, 2008 (incorporated by reference to Exhibit 10.27 to NFP’s Annual Report on Form 10-K for the period ended December 31, 2011 filed on February 13, 2012)

10.30	National Financial Partners Corp. 2012 Change In Control Severance Plan, dated February 8, 2012 (incorporated by reference to Exhibit 10.28 to NFP’s Annual Report on Form 10-K for the period ended December 31, 2011 filed on February 13, 2012)

10.31	National Financial Partners Corp. Compensation Recoupment Policy (incorporated by reference to Exhibit 10.1 to NFP’s Quarterly Report on Form 10-Q for the period ended September 30 2011, filed on November 1, 2011)

12.1**	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

21.1**	Subsidiaries of NFP

23.1**	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1a*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 30, 2013

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2a*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 30, 2013

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1a*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 30, 2013

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2a*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 30, 2013

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

101.LAB***	XBRL Taxonomy Extension Label Linkbase

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

101.DEF***	XBRL Taxonomy Extension Definition

*	Filed herewith
**	Filed as an exhibit to the Company’s Annual Report on Form 10-K filed on February 15, 2013
***	Furnished as an exhibit to the Company’s Annual Report on Form 10-K filed on February 15, 2013. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 are deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.