Form 10-Q
period 2013-03-31
NATIONAL FINANCIAL PARTNERS CORP
filed 2013-05-03
CIK 1183186

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

The number of outstanding shares of the registrant’s Common Stock, $0.10 par value, as of April 25, 2013 was 40,117,303.

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

These forward-looking statements are based on management’s current views with respect to future results. Forward-looking statements are based on beliefs and assumptions made by management using currently-available information, such as market and industry materials, experts’ reports and opinions, and current financial trends. These statements are only predictions and are not guarantees of future performance. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by a forward-looking statement. These risks and uncertainties include, without limitation: (1) factors associated with NFP’s agreement to be acquired by a controlled affiliate of Madison Dearborn Partners, LLC, such as the consummation of the acquisition in a timely manner, if at all, the termination of the agreement in circumstances that require the payment by NFP of certain fees or expenses, the diversion of management’s attention from the Company’s ongoing business operations, the possibility that NFP’s stockholders will not vote in favor of the merger, the failure of Madison Dearborn to obtain the necessary financing to complete the acquisition (notwithstanding that financing commitments have been received), the effect of the announcement of the acquisition on the Company’s business relationships, operating results and business generally, or the failure to obtain the requisite approvals to the acquisition; (2) the ability of the Company to implement its business initiatives, including increasing recurring revenue and executing management contract buyouts; (3) NFP’s ability, through its operating structure, to respond quickly to operational, financial or regulatory situations impacting its businesses; (4) the ability of the Company’s businesses to perform successfully following acquisition, including through the diversification of product and service offerings, and NFP’s ability to manage its business effectively and profitably through its employees and principals and through the Company’s reportable segments; (5) any losses or charges that NFP may take with respect to dispositions, restructures, the collectability of amounts owed to it, impairments or otherwise; (6) NFP’s success in acquiring and retaining high-quality independent financial services businesses and their managers and key producers, and the ability of the Company to retain its broker-dealers’ financial advisors and recruit new financial advisors; (7) changes in premiums and commission rates or the rates of other fees paid to the Company, due to requirements related to medical loss ratios stemming from the Patient Protection and Affordable Care Act or otherwise; (8) seasonality or an economic environment that results in fewer sales of products or services that the Company offers; (9) changes that adversely affect NFP’s ability to manage its indebtedness or capital structure, including changes in interest rates or credit market conditions; (10) adverse results or other consequences from matters including litigation, arbitration, settlements, regulatory investigations or compliance initiatives, such as those related to business practices, compensation agreements with insurance companies, or policy rescissions or chargebacks; (11) the impact of legislation or regulations on NFP’s businesses, such as the impact of the adoption of the American Taxpayer Relief Act of 2012, the possible adoption of exclusive federal regulation over interstate insurers, the uncertain impact of legislation regulating the financial services industry, the impact of the adoption of the Patient Protection and Affordable Care Act and resulting changes in business practices, changes in estate tax laws, or changes in regulations affecting the value or use of benefits programs, any of which may adversely affect the demand for or profitability of the Company’s services; (12) adverse developments in the Company’s markets, such as those related to compensation agreements with insurance companies, which could result in fewer sales of products or services that the Company offers; (13) the effectiveness or financial impact of NFP’s incentive plans; (14) NFP’s ability to operate effectively within the restrictive covenants of its credit facility; (15) the impact of capital markets behavior, such as fluctuations in the price of NFP’s common stock, or the dilutive impact of capital raising efforts; (16) the impact of the adoption or change in interpretation of certain tax or accounting treatments or policies and changes in underlying assumptions relating to such treatments or policies, which may lead to adverse financial statement results; (17) failure by the Company’s broker-dealers to comply with net capital requirements; (18) the loss of services of key members of senior management; (19) the Company’s ability to compete against competitors with greater resources, such as those with greater name recognition, or any damage to the Company’s reputation; (20) developments in the availability, pricing, design, tax treatment or underwriting of insurance products, including insurance carriers’ potential change in accounting for deferred acquisition costs, revisions in mortality tables by life expectancy underwriters or changes in the Company’s relationships with insurance companies; (21) the reduction of the Company’s revenue and earnings due to the elimination or modification of compensation arrangements, including contingent compensation arrangements and the adoption of internal initiatives to enhance compensation transparency; (22) the occurrence of adverse economic conditions or an adverse legal or regulatory climate in New York, Florida or California; and (23) the Company’s ability to effect smooth succession planning.

Additional factors are set forth in NFP’s filings with the Securities and Exchange Commission (the “SEC”), including its Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 15, 2013 and this Quarterly Report on Form 10-Q.

Forward-looking statements speak only as of the date on which they are made. NFP expressly disclaims any obligation to update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

PART I—Financial Information

Item 1. Financial Statements (Unaudited)

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

(in thousands, except per share amounts)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$92,090	$88,500
Fiduciary funds—restricted related to premium trust accounts	84,010	79,980
Commissions, fees, and premiums receivable, net	116,335	137,310
Due from principals and/or certain entities they own	5,560	4,440
Notes receivable, net	6,087	5,660
Deferred tax assets	8,554	8,553
Other current assets	26,308	26,590

Total current assets	338,944	351,033

Property and equipment, net	28,865	30,016
Deferred tax assets	9,717	11,104
Intangibles, net	302,015	306,257
Goodwill, net	157,831	151,319
Notes receivable, net	20,518	21,580
Other non-current assets	31,445	28,550

Total assets	$889,335	$899,859

LIABILITIES AND EQUITY
Current liabilities:
Premiums payable to insurance carriers	$84,672	$77,904
Current portion of long term debt	—	12,500
Due to principals and/or certain entities they own	10,291	26,966
Accounts payable	26,982	27,281
Accrued liabilities	61,394	70,868

Total current liabilities	183,339	215,519

Long term debt	123,750	111,250
Deferred tax liabilities	144	123
Convertible senior notes	97,938	96,657
Other non-current liabilities	65,164	64,287

Total liabilities	470,335	487,836

Redeemable non-controlling interest	2,254	—

Preferred stock, $0.01 par value: Authorized 200,000 shares; none issued	—	—
Common stock, $0.10 par value: Authorized 180,000 shares; 47,289 and 47,085 issued and 40,079 and 39,862 outstanding, respectively	4,729	4,709
Additional paid-in capital	901,158	900,946
Accumulated deficit	(360,615)	(364,329)
Treasury stock, 7,210 and 7,223 shares, respectively, at cost	(127,899)	(128,533)
Accumulated other comprehensive loss	(691)	(770)

Total stockholders’ equity	416,682	412,023
Non-controlling interest	64	—

Total equity	416,746	412,023

Total liabilities and equity	$889,335	$899,859

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
Revenue:
Commissions and fees	$263,471	$254,131

Operating expenses:
Commissions and fees	81,014	82,150
Compensation expense—employees	79,532	70,948
Fees to principals	28,000	29,207
Non-compensation expense	42,124	39,702
Amortization of intangibles	8,401	8,275
Depreciation	2,982	3,146
Impairment of goodwill and intangible assets	2,571	3,228
Loss (Gain) on sale of businesses, net	89	(351)
Change in estimated acquisition earn-out payables	908	4,466
Management contract buyout	6,733	3,355

Total operating expenses	252,354	244,126

Income from operations	11,117	10,005

Non-operating income and expenses
Interest income	$604	$629
Interest expense	(4,206)	(4,121)
Other, net	1,614	880

Non-operating income and expenses, net	(1,988)	(2,612)

Income before income taxes	9,129	7,393
Income tax expense	4,915	1,775

Net income	$4,214	$5,618
Net income (non-controlling interests)	(63)	—

Net income (controlling interest)	$4,151	$5,618

Earnings per share:
Basic	$0.10	$0.14

Diluted	$0.09	$0.13

Weighted average shares outstanding:
Basic	40,002	40,518

Diluted	45,280	42,599

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited—in thousands)

	Three Months Ended March 31,
	2013	2012
Net income	$4,214	$5,618
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(51)	102
Unrealized gain on cash flow hedge	130	25

Other comprehensive income, net of tax	79	127

Comprehensive income	4,293	5,745
Comprehensive income (non-controlling interests)	(63)	—

Comprehensive income (controlling interests)	$4,230	$5,745

See accompanying notes to consolidated financial statements.

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited—in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flow from operating activities:
Net income	$4,214	$5,618
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	1,408	1,364
Impairment of goodwill and intangible assets	2,571	3,228
Amortization of intangibles	8,401	8,275
Depreciation	2,982	3,146
Accretion of senior convertible notes discount	1,281	1,157
Loss (Gain) on sale of businesses, net	89	(351)
Change in estimated acquisition earn-out payables	908	4,466
Payments on acquisition earn-outs in excess of original estimated payables	(4,538)	—
(Increase) decrease in operating assets:
Fiduciary funds-restricted related to premium trust accounts	(4,032)	1,827
Commissions, fees and premiums receivable, net	21,426	18,847
Due from principals and/or certain entities they own	(1,093)	(2,126)
Notes receivable, net—current	(427)	(707)
Other current assets	860	(4,293)
Notes receivable, net—non-current	1,062	(366)
Other non-current assets	(623)	(1,392)
Increase (decrease) in operating liabilities:
Premiums payable to insurance carriers	6,771	(1,454)
Income taxes payable	(8)	(3,045)
Due to principals and/or certain entities they own	(16,676)	(25,206)
Accounts payable	(646)	(7,851)
Accrued liabilities	(3,412)	(13,170)
Other non-current liabilities	656	(2,552)

Total adjustments	16,960	(20,203)

Net cash provided by (used in) operating activities	21,174	(14,585)

Cash flow from investing activities:
Proceeds from disposal of businesses	—	352
Purchases of property and equipment, net	(1,829)	(1,279)
Payments for acquired firms, net of cash	(8,430)	(27,079)
Payments for contingent consideration	—	(6,520)

Net cash used in investing activities	(10,259)	(34,526)

Cash flow from financing activities:
Payments on acquisition earn-outs	(3,128)	—
Borrowings on revolving credit facility	123,750	20,000
Payments on revolving credit facility	(30,000)	(5,000)
Revolving credit facility fees	(2,840)	—
Repayment of long term debt	(93,750)	(3,125)
(Payments for) proceeds from stock-based awards, including tax benefit	1,272	(804)
Shares cancelled to pay withholding taxes	(2,500)	(3,638)
Repurchase of common stock	—	(7,963)
Distributions to non-controlling interest	(104)	—

Net cash used in financing activities	(7,300)	(530)

Effect of exchange rate changes on cash and cash equivalents	(25)	—
Net increase (decrease) in cash and cash equivalents	3,590	(49,641)

Cash and cash equivalents, beginning of the period	88,500	135,239

Cash and cash equivalents, end of the period	92,090	85,598

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$2,312	$8,819

Cash paid for interest	$1,332	$1,034

Non-cash transactions:
See Note 9

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

Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments considered necessary for a fair presentation of financial position, results of operations and cash flows of the Company for the interim periods presented have been included. The consolidated financial statements include the accounts of NFP and its majority-owned subsidiaries, its controlled subsidiaries and variable interest entities for which NFP is considered to be the primary beneficiary. All material intercompany balances and transactions have been eliminated. These consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and related notes for the year ended December 31, 2012, included in NFP’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on February 15, 2013 (the “2012 10-K”).

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

Recently adopted accounting guidance

Offsetting Assets and Liabilities—In December 2011, the Financial Accounting Standards Board (the “FASB”) issued authoritative guidance relating to disclosures about offsetting assets and liabilities. The guidance requires entities to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The guidance became effective for NFP on January 1, 2013, and its adoption did not have an impact on the Company’s consolidated financial statements.

Indefinite-lived Intangible Assets—In July 2012, the FASB issued authoritative guidance to amend previous guidance on the annual and interim testing of indefinite-lived intangible assets for impairment. The guidance provides entities with the option of first assessing qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. If it is determined, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is more likely than not less than the carrying amount, a quantitative impairment test would still be required. The guidance became effective for NFP on January 1, 2013, and its adoption did not have an impact on the Company’s consolidated financial statements.

Accumulated Other Comprehensive Income—In February 2013, the FASB issued new guidance regarding the reporting of reclassifications out of accumulated other comprehensive income. The new guidance does not change current requirements for reporting net income or other comprehensive income in financial statements. However, it requires companies to present the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income if the item reclassified is required to be reclassified to net income in its entirety during the same reporting period. The guidance became effective for the Company on January 1, 2013, and since there were no such reclassifications for the period ended March 31, 2013, its adoption did not have an impact on the Company’s consolidated financial statements.

Income taxes

During the three months ended March 31, 2013, the Company’s unrecognized tax benefits increased by $1.3 million. Interest and penalties did not significantly change. The Company’s total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate, increased by $1.3 million. The Company believes that it is reasonably possible that the total amount of unrecognized tax benefits could change significantly within the next twelve months in an amount ranging from $0.7 .million to $(2.1) million based on current estimates. This would be due to current year tax positions, the settlement of state income tax audits, and the expiration of statutes of limitation in various federal, state and local jurisdictions.

The effective tax rate for the first quarter of 2013 was higher than the effective tax rate for the first quarter of 2012 due to a decrease in unrecognized tax benefits during the first quarter of 2012, and a higher proportion of non-deductible expenses to the estimated annual pre-tax book income for 2013.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial assets and liabilities, including cash and cash equivalents, fiduciary funds-restricted related to premium trust accounts, premiums payable to insurance carriers and the current portion of long-term debt approximate fair value because of the short-term maturity of these instruments. Such amounts are reflected as Level 1 within the fair value hierarchy. The carrying amounts of the Company’s notes receivable, net approximate fair value because they are short term in nature and/or carry interest rates which are comparable to market-based rates. The carrying amount of NFP’s long-term debt approximates fair value since the 2013 Credit Facility (as defined below) bears interest at a variable rate. See “Note 6—Borrowings” for the reported fair value amount of the 2010 Notes (as defined below).

Note 2—Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other instruments to issue common stock were exercised or converted into common stock.

The Company’s potentially dilutive shares include outstanding stock awards, shares issuable under the employee stock purchase plan and stock-based contingent consideration. Diluted earnings per share may also reflect shares issuable upon conversion of the 4.0% convertible senior notes due June 15, 2017 (the “2010 Notes”), or an exercise of the warrants relating to the 2010 Notes (see “Note 6—Borrowings”).

Since the principal amount of the 2010 Notes will be settled in cash upon conversion, only amounts in excess of the principal amount are included in the calculation of diluted earnings per share. As such, the 2010 Notes only have an impact on diluted earnings per share if the weighted average market price of NFP’s common stock exceeds the conversion price of the 2010 Notes of $12.87. Similarly, the warrants only have an impact on diluted earnings per share if the average market price of NFP’s common stock exceeds the exercise price of the warrants of $15.77. If the average market price of NFP’s common stock exceeds the conversion or exercise price, the Company includes the effect of the additional shares that may be issued upon conversion of the 2010 Notes or exercise of the warrants using the treasury stock method in the diluted earnings per share calculation. For the three months ended March 31, 2013 and March 31, 2012, NFP’s weighted average stock price was $19.23 and $15.25, respectively.

The call options to purchase NFP’s common stock, which were purchased to hedge against potential dilution upon conversion of the 2010 Notes (see “Note 6—Borrowings”), are not considered for purposes of calculating the total dilutive weighted average shares outstanding, as their effect would be anti-dilutive if the weighted average market price of NFP’s common stock exceeds the conversion price of the 2010 Notes of $12.87. Upon exercise, the call options will mitigate the dilutive effect of the 2010 Notes.

The computations of basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
	2013	2012
Basic:
Net income (controlling interest)	$4,151	$5,618

Weighted average number of shares outstanding	40,002	40,518

Basic earnings per share	$0.10	$0.14

Diluted:
Net income (controlling interest)	$4,151	$5,618

Weighted average number of shares outstanding	40,002	40,518
Stock-based compensation	315	561
Convertible senior notes	3,209	1,515
Warrants	1,749	—
Other	5	5

Total	45,280	42,599

Diluted earnings per share	$0.09	$0.13

For the three months ended March 31, 2013 and March 31, 2012, the calculation of diluted earnings per share excluded approximately 259,876 and 878,964 shares of stock-based awards, respectively, because the effect would be anti-dilutive.

Note 3—Acquisitions and Divestitures

Acquisitions

During the three months ended March 31, 2013, NFP completed four acquisitions, including the purchase of a 70% membership interest in Brady Financial Group, Inc. (“BFG”). Kevin Brady (“Brady”) retains the remaining 30% ownership. In connection with the BFG acquisition, NFP also executed a shareholders agreement, which granted NFP the right to purchase the remaining 30% membership interests in BFG from Brady and granted Brady the right to require NFP to purchase such remaining membership interests in the event BFG achieves certain earnings thresholds (the “Put/Call Option”). The Put/Call Option becomes exercisable beginning in years 4-6 after the acquisition. If the Put/Call Option is exercised, NFP would have the right or obligation to purchase the remaining 30% membership interests in BFG from Brady. NFP estimates the ultimate redemption value of the Put/Call Option to be $2.25 million at March 31, 2013.

During the same period in the previous year, NFP completed two acquisitions. No shares were issued in connection with the acquisitions completed during the periods ended March 31, 2013 and 2012.

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

The purchase price allocation, including direct costs, associated with acquisitions accounted for as purchases and the allocations thereof, are summarized as follows:

	Three Months Ended March 31,
	2013	2012

Consideration:
Cash paid	$8,829	$27,203
Notes payable	—	165
Recorded earn-out payable	1,028	6,800
Fair value of non-controlling interest	2,215	—

Total consideration	$12,072	$34,168

Allocation of purchase price:
Net tangible assets	$184	$69
Cost assigned to intangibles:
Book of Business	$6,674	$14,498
Non-Compete Agreement	56	1,035
Goodwill, net of deferred taxes of $1.4 million in 2013 and $0.3 million in 2012	5,158	18,566

Total	$12,072	$34,168

The weighted average useful lives for the above acquired amortizable intangibles are as follows: book of businesses—10 years; and non-compete agreements—5-6 years.

For the acquisitions completed during the three months ended March 31, 2013, of the total goodwill of $5.2 million, $1.8 million is deductible for income tax purposes and $3.1 million is non-deductible. The remaining $0.3 million relates to the earn-out payables and will not be deductible until it is earned and paid. For the acquisitions completed during the three months ended March 31, 2012, of the total goodwill of $18.6 million, $11.6 million is deductible for income tax purposes and $0.6 million is non-deductible. The remaining $6.4 million relates to the earn-out payables and will not be deductible until it is earned and paid.

The results of operations for the acquisitions completed during 2013 have been combined with those of the Company since their respective acquisition dates. The total revenues and income before income taxes from the acquisitions completed during 2013 and included in the Company’s consolidated statements of income for the three months ended March 31, 2013 are $0.5 million and $0.2 million, respectively. If the acquisitions had occurred as of the beginning of the comparable prior annual reporting period, the Company’s estimated results of operations would be as shown in the following table:

	Three Months Ended
(Pro-forma)	March 31,
	2013	2012
Total revenues	$264,441	$255,565
Income before income taxes	9,356	7,723
Net income (controlling interest)	4,292	5,823
Net income (controlling interest) per share:
Basic	$0.11	$0.14
Diluted	$0.09	$0.14
Weighted average number of shares outstanding:
Basic	40,002	40,518
Diluted	45,280	42,599

The unaudited pro forma results above have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisitions occurred at January 1, 2013 and 2012, respectively, nor is it necessarily indicative of future operating results.

For acquisitions consummated prior to January 1, 2009, earn-out payments paid to sellers as a result of purchase agreement earn-out provisions are recorded as adjustments to purchase price when the contingencies are settled. For the three months ended March 31, 2013 the Company did not pay any amount in additional earn-outs. For the three months ended March 31, 2012 the additional earn-outs paid was $6.5 million, all of which was paid in cash.

For acquisitions consummated after January 1, 2009, the fair value of the estimated initial earn-out payable included in the purchase price allocation was based on NFP’s assessment, at the time of closing, of earnings levels during the earn-out period. In developing these estimates, the Company considered earnings projections, historical results, the general macroeconomic environment and industry trends. This fair value measurement is based on significant inputs, only some of which are observed in the market, and represents a Level 3 measurement. For the three months ended March 31, 2013, the Company paid $7.7 million in cash in connection with earn-out payables. For the three months ended March 31, 2012, the Company paid $0.6 million in cash in connection with earn-out payables.

As of March 31, 2013, the fair values of the estimated acquisition earn-out payables were re-valued and measured at fair value using both observable and unobservable inputs. The resulting additions, payments and net changes on the estimated acquisition earn-out payables for the three months ended March 31, 2013 and 2012 were as follows:

Change in estimated acquisition earn-out payables:	Three Months Ended March 31,
	2013	2012
Balance as of January 1,	$26,863	$13,120
Additions to estimated acquisition earn-out payables	1,028	6,800
Payments for acquisition earn-out payables	(7,666)	(640)
Net change in fair value on estimated acquisition earn-out payables	908	4,466
Purchase accounting adjustment	—	124

Balance as of March 31,	$21,133	$23,870

In determining the fair value of the earn-out payable, the acquired business’s future performance is estimated using financial projections for the acquired business developed by management. These are measured against the performance targets specified in each purchase agreement. The fair value of the Company’s earn-out payables are established using a simulation model in a risk-neutral framework. For each simulation path, the earn-out payments are calculated and then discounted to the valuation date. The value of the earn-out payable is then estimated to be the arithmetic average of all simulation paths.

Unobservable inputs used in Level 3 fair value measurements at March 31, 2013, are summarized below:

		Quantitative Information about Level 3 Fair Value Measurements
	Fair Value at March 31, 2013	Valuation Techniques	Unobservable Input	Range
Estimated earn-out payable	$21,133	Monte Carlo Simulation	Forecasted growth rates	2.0% - 5.0%
			Volatility	17.65% - 30.06%

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

Divestitures

During the three months ended March 31, 2013, the Company did not dispose of any businesses. The loss of $0.1 million relates to post-closing adjustments for a business disposed in the fourth quarter of 2012. During the three months ended March 31, 2012, the Company disposed of four businesses, receiving an aggregate consideration of $0.3 million in cash, and $0.3 million in promissory notes and receivables, which resulted in a gain on sale of businesses, net in the Company’s consolidated statements of income.

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

Note 4—Goodwill and other intangible assets

Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2013 are as follows:

	Corporate Client Group	Individual Client Group	Advisor Services Group	Total
Balance as of January 1, 2013
Goodwill, net of accumulated amortization	$477,173	$318,772	$12,096	$808,041
Prior years accumulated impairments	(351,442)	(305,280)	—	(656,722)

	125,731	13,492	12,096	151,319
Goodwill acquired during the year, including goodwill related to deferred tax liability of $1,354	6,512	—	—	6,512

Total as of March 31, 2013	$132,243	$13,492	$12,096	$157,831

Acquired intangible assets

	As of March 31, 2013
	Corporate Client Group		Individual Client Group		Advisor Services Group		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing identified intangible assets:
Book of Business	$233,011	$(129,078)	$36,972	$(32,893)	$8,551	$(641)	$278,534	$(162,612)
Management Contracts	135,940	(44,355)	130,873	(51,175)	—	—	266,813	(95,530)
Institutional Customer Relationships	—	—	15,700	(6,978)	—	—	15,700	(6,978)
Non-Compete Agreement	2,086	(435)	—	—	53	(7)	2,139	(442)

Total	$371,037	$(173,868)	$183,545	$(91,046)	$8,604	$(648)	$563,186	$(265,562)

Non-amortizing intangible assets:
Goodwill	$132,828	$(585)	$14,332	$(840)	$12,096	$—	$159,256	$(1,425)
Trade name	723	(26)	3,713	(19)	—	—	4,436	(45)

Total	$133,551	$(611)	$18,045	$(859)	$12,096	$—	$163,692	$(1,470)

	As of December 31, 2012
	Corporate Client Group		Individual Client Group		Advisor Services Group		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing identified intangible assets:
Book of Business	$226,336	$(124,328)	$36,972	$(32,466)	$8,551	$(428)	$271,859	$(157,222)
Management Contracts	139,741	(44,191)	130,873	(49,864)	—	—	270,614	(94,055)
Institutional Customer Relationships	—	—	15,700	(6,760)	—	—	15,700	(6,760)
Non-Compete Agreement	2,030	(349)	—	—	53	(4)	2,083	(353)

Total	$368,107	$(168,868)	$183,545	$(89,090)	$8,604	$(432)	$560,256	$(258,390)

Non-amortizing intangible assets:
Goodwill	$126,315	$(585)	$14,333	$(840)	$12,096	$—	$152,744	$(1,425)
Trade name	723	(26)	3,713	(19)	—	—	4,436	(45)

Total	$127,038	$(611)	$18,046	$(859)	$12,096	$—	$157,180	$(1,470)

Amortization expense for amortizing intangible assets for the three months ended March 31, 2013 was $8.4 million. Intangibles related to book of business, management contracts, institutional customer relationships and non-compete agreements are being amortized over a 10-year, 25-year, 18-year and a 5-6-year period, respectively. Based on the Company’s acquisitions as of March 31, 2013, estimated amortization expense for each of the next five years is $34.0 million per year.

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

The Company established an internal long range financial plan for each of its reporting units and measures the actual performance of its reporting units against this financial plan on a quarterly basis. On a regular basis, and at least once a year as of the last day of the third quarter, the Company evaluates whether events and circumstances have occurred that indicate whether or not the Company should be impairing its intangible assets. The Company last performed that computation as of the last day of the third quarter in 2012. For the quarters ended March 31, 2013 and 2012, no such impairments were taken.

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

During the three months ended March 31, 2013 and 2012, the Company’s long-lived assets generated $2.6 million and $3.2 million, respectively, of impairments, all of which related to management contract buyouts.

Note 5—Notes Receivable, net

A rollforward of notes receivable for the three months ended March 31, 2013 consists of the following:

	As of December 31, 2012	New Notes	Discount	Paid down	Change in allowance	As of March 31, 2013
Notes receivable from Principals and/or certain entities they own	$25,213	$535	$—	$(1,108)	$—	$24,640
Notes received in connection with dispositions	10,752	—	—	(383)	—	10,369
Other notes receivable	6,108	435	12	(25)	—	6,530

	42,073	970	12	(1,516)	—	41,539

Less: allowance for uncollectible notes	(14,833)	—	—	—	(101)	(14,934)

Total notes receivable, net	$27,240	$970	$12	$(1,516)	$(101)	$26,605

The following table represents the rollforward of the allowance for uncollectible notes for the three months ended March 31, 2013:

	As of December 31, 2012	Charge-offs	Recoveries	Provision	As of March 31, 2013
Notes receivable from Principals and/or certain entities they own	$(5,136)	$—	$27	$(149)	$(5,258)
Notes received in connection with dispositions	(7,647)	—	21	—	(7,626)
Other notes receivable	(2,050)	—	—	—	(2,050)

Total allowance for uncollectible notes	$(14,833)	$—	$48	$(149)	$(14,934)

A rollforward of notes receivable for the three months ended March 31, 2012 consists of the following:

	As of December 31, 2011	New Notes	Discount	Paid down	Change in allowance	As of March 31, 2012
Notes receivable from Principals and/or certain entities they own	$26,868	$3,425	$—	$(2,300)	$—	$27,993
Notes received in connection with dispositions	9,526	235	—	(322)	—	9,439
Other notes receivable	4,878	352	14	(368)	—	4,876

	41,272	4,012	14	(2,990)	—	42,308

Less: allowance for uncollectible notes	(13,387)	—	—	—	70	(13,317)

Total notes receivable, net	$27,885	$4,012	$14	$(2,990)	$70	$28,991

The following table represents the rollforward of the allowance for uncollectible notes for the three months ended March 31, 2012:

	As of December 31, 2011	Charge-offs	Recoveries	Provision	As of March 31, 2012
Notes receivable from Principals and/or certain entities they own	$(4,160)	$—	$73	$(54)	$(4,141)
Notes received in connection with dispositions	(7,177)	—	51	—	(7,126)
Other notes receivable	(2,050)	—	—	—	(2,050)

Total notes receivable, net	$(13,387)	$—	$124	$(54)	$(13,317)

Notes receivable bear interest at rates typically between 1.0% and 8.0% (with a weighted average of 7.3% at March 31, 2013) and 4.0% and 11.0% (with a weighted average of 6.4% at March 31, 2012), and mature at various dates through April 1, 2023. Notes receivable from a principal and/or the entity owned by the principals and party to the management contract (the “Management Company”) are taken on a full recourse basis to the principal and/or such Management Company.

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

In accordance with NFP’s reserve methodology relating to promissory notes, a majority of past due notes greater than 90 days have been provided for in the total allowance for uncollectible notes as of March 31, 2013.

An aging of past due notes receivable including interest outstanding at March 31, 2013 is as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due
Notes receivable from Principals and/or certain entities they own	$174	$59	$3,583	$3,816
Notes received in connection with dispositions	12	12	5,948	5,972
Other notes receivable	—	—	2,068	2,068

Total	$186	$71	$11,599	$11,856

An aging of past due notes receivable including interest outstanding at March 31, 2012 is as follows:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due
Notes receivable from Principals and/or certain entities they own	$38	$49	$3,079	$3,166
Notes received in connection with dispositions	—	—	6,030	6,030
Other notes receivable	—	100	2,051	2,151

Total	$38	$149	$11,160	$11,347

Note 6—Borrowings

For a detailed discussion of: (i) the termination on July 8, 2010 of the credit agreement among NFP, the lenders party thereto and Bank of America, N.A., as administrative agent, dated as of August 22, 2006, (ii) the retirement of NFP’s 0.75% convertible senior notes due February 1, 2012 pursuant to a cash tender offer and a privately-negotiated transaction, (iii) the 2010 Notes and related note hedges and warrants and (iv) NFP’s entry into a $225.0 million credit agreement, dated July 8, 2010, among NFP, the lenders party thereto and Bank of America, N.A., as administrative agent (the “2010 Credit Facility”), see “Note 7—Borrowings” in the 2012 10-K.

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

Scheduled long-term interest and debt principal repayments under the 2010 Notes consist of the following:

	Total	2013	2014	2015	2016	Final Maturity in 2017
2010 Notes	$147,292	$5,000	$5,000	$5,000	$5,000	$127,292

Total obligations	$147,292	$5,000	$5,000	$5,000	$5,000	$127,292

The liability and equity components related to the 2010 Notes consist of the following:

	March 31, 2013	December 31, 2012
Principal amount of the liability component	$125,000	$125,000
Unamortized debt discount	(27,062)	(28,343)

Net carrying amount of the liability component	97,938	96,657

Carrying amount of the equity component	39,578	39,578

The unamortized debt discount will be amortized as additional interest expense through June 15, 2017. The equity component associated with the 2010 Notes was reflected as an increase to additional paid-in capital.

As of March 31, 2013, NFP’s 2010 Notes were fair valued at approximately $230.2 million, as measured based on market prices. The fair value measurement is classified within Level 2 of the hierarchy as an observable market input.

2010 Credit Facility

On July 8, 2010, NFP entered into the 2010 Credit Facility. The 2010 Credit Facility was structured as (i) a $100.0 million four-year revolving credit facility that includes a $35.0 million sub-limit for standby letters of credit and a $10.0 million sub-limit for the issuance of swingline loans and (ii) a $125.0 million four-year term loan facility. The proceeds of the term loan were used to pay for a portion of the retirement of NFP’s 0.75% convertible senior notes due February 1, 2012. The term loan facility required 2.5% quarterly principal amortization payments, beginning on September 30, 2010, with the remaining balance of the term loan facility payable on the maturity date of the 2010 Credit Facility, which was July 8, 2014. On April 28, 2011, NFP entered into the first amendment to the 2010 Credit Facility. On October 30, 2012, NFP entered into the second amendment to the 2010 Credit Facility. On February 8, 2013, NFP paid all principal outstanding and interest due under the 2010 Credit Facility and entered into the 2013 Credit Facility.

2013 Credit Facility

On February 8, 2013, NFP entered into a new credit facility governed by the Credit Agreement, among NFP, the lenders party thereto and Bank of America, N.A., as administrative agent (the “2013 Credit Facility”). The 2013 Credit Facility is structured as a $325.0 million five-year revolving credit facility that includes a $50.0 million sub-limit for standby letters of credit and a $15.0 million sub-limit for the issuance of swingline loans. NFP may request an increase in the principal amount of the 2013 Credit Facility by an aggregate amount not to exceed $125.0 million.

Under the terms of the 2013 Credit Facility, NFP’s leverage ratio will be calculated as follows: as at the last day of any period, the ratio of (a) Consolidated Total Debt to (b) EBITDA (as defined in the 2013 Credit Facility) for such period. Loans will bear interest at either LIBOR or the base rate, at NFP’s election, plus an applicable margin, based on NFP’s leverage ratio, as set forth below:

Leverage Ratio	Applicable Margin for LIBOR Loans	Applicable Margin for Base Rate Loans
Greater than or equal to 2.5 to 1.0	3.00%	2.00%
Less than 2.5 to 1.0 but greater than or equal to 2.0 to 1.0	2.75%	1.75%
Less than 2.0 to 1.0 but greater than or equal to 1.5 to 1.0	2.50%	1.50%
Less than 1.5 to 1.0 but greater than or equal to 1.0 to 1.0	2.25%	1.25%
Less than 1.0 to 1.0	2.00%	1.00%

The 2013 Credit Facility contains representations, warranties and covenants that are customary for similar credit arrangements, including, among other things, covenants relating to (i) financial reporting and notification, (ii) payment of obligations, (iii) compliance with applicable laws and (iv) notification of certain events. Financial covenants will also require NFP to maintain (i) a leverage ratio of no greater than 3.0:1.0 and (ii) a fixed charge coverage ratio of no less than 1.5 to 1.0.

The 2013 Credit Facility contains various customary restrictive covenants, subject to certain exceptions, that prohibit NFP from, among other things, incurring additional indebtedness or guarantees, creating liens or other encumbrances on property or granting negative pledges, entering into merger or similar transactions, selling or transferring certain property, making certain restricted payments, making advances or loans, entering into transactions with affiliates and making certain payments on 2010 Notes.

The failure to comply with the foregoing covenants will constitute an event of default (subject, in the case of certain covenants, to applicable notice and/or cure periods) under the 2013 Credit Facility. Other events of default under the 2013 Credit Facility include, among other things, (i) the failure to timely pay principal, interest, fees or other amounts due and owing, (ii) a cross-default with respect to certain other indebtedness, (iii) the occurrence of certain bankruptcy or insolvency events, (iv) the occurrence of a change of control, or other event constituting a “fundamental change” under the indenture governing the 2010 Notes and (v) the loss of lien perfection or priority. The occurrence and continuance of an event of default could result in, among other things, the acceleration of all amounts owing under the 2013 Credit Facility and the termination of the lenders’ commitments to make loans under the 2013 Credit Facility.

NFP’s obligations under the 2013 Credit Facility are guaranteed by certain of NFP’s existing and future direct and indirect domestic subsidiaries, subject to certain limitations. In addition, NFP’s obligations under the 2013 Credit Facility, subject to certain exceptions, are secured on a first-priority basis by (i) pledges of all the capital stock of certain of NFP’s existing and future domestic subsidiaries and up to 65% of the capital stock of certain of NFP’s foreign subsidiaries and (ii) liens on substantially all of the present and future property and assets of NFP and the guarantors.

During the three months ended March 31, 2013, the Company made net drawings under the 2013 Credit Facility of $123.8 million. The Company was contingently obligated for letters of credit in the amount of less than $0.1 million as of March 31, 2013.

As of March 31, 2013, the year-to-date weighted average interest rate for NFP’s 2013 Credit Facility was 3.14%.

Note 7—Derivative Instruments and Hedging Activities

In connection with the 2010 Credit Facility, NFP executed a one-month LIBOR based interest rate swap (the “Swap”) on July 14, 2010 to hedge $50.0 million of general corporate variable debt based on one-month LIBOR, beginning on April 14, 2011. The Swap remains in place to hedge against changes in LIBOR in connection with the 2013 Credit Facility. The Swap has been designated as a hedging instrument in a cash flow hedge by effectively converting a portion of the variable rate debt to a fixed rate basis. The fair value measurement is classified within Level 2 of the hierarchy.

The following table provides a summary of the fair value and balance sheet classification of the Swap:

	March 31, 2013	December 31, 2012
Other non-current liabilities	$1,096	$1,305
Accumulated other comprehensive loss, net of tax of $435 in 2013, and $514 in 2012	661	791

Note 8—Stockholders’ equity

The changes in stockholders’ equity during the three months ended March 31, 2013 are summarized as follows:

NATIONAL FINANCIAL PARTNERS CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

	Permanent Equity								Temporary Equity
	Common shares outstanding	Par value	Additional paid-in capital	Accumulated deficit	Treasury stock	Accumulated other comprehensive loss	Non-Redeemable Non-controlling interest	Total Permanent Equity	Redeemable Non-controlling interest
Balance at December 31, 2012	39,862	$4,709	$900,946	$(364,329)	$(128,533)	$(770)	$—	$412,023	$—

Net Income	—	—	—	4,151	—	—	24	4,175	39
Translation adjustments, net of tax effect of $27	—	—	—	—	—	(51)	—	(51)	—
Unrealized gain on cash flow hedge, net of tax effect of $(79)	—	—	—	—	—	130	—	130	—
Stock issued through Employee Stock Purchase Plan	13	—	—	(437)	634	—	—	197	—
Stock-based awards exercised/lapsed, including tax benefit	204	20	1,252	—	—	—	—	1,272	—
Shares cancelled to pay withholding taxes	—	—	(2,500)	—	—	—	—	(2,500)	—
Amortization of unearned stock-based compensation, net of cancellations	—	—	1,408	—	—	—	—	1,408	—
Fair value of non-controlling interest	—	—	—	—	—	—	—	—	2,215
Distributions to non-controlling interest			—				(104)	(104)	—
Other	—	—	52	—	—	—	144	196	—

Balance at March 31, 2013	40,079	$4,729	$901,158	$(360,615)	$(127,899)	$(691)	$64	$416,746	$2,254

Stock repurchases

On February 6, 2012, the Board authorized a new repurchase of up to $50.0 million of NFP’s common stock on the open market, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors, including the limitations under the 2013 Credit Facility, capital availability, share price and market conditions. For the three months ended March 31, 2013, NFP did not reacquire any shares relating to this program.

Stock-based compensation

NFP is authorized under its 2009 Stock Incentive Plan to grant awards of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance units, performance-based awards or other stock-based awards that may be granted to officers, employees, principals, independent contractors and non-employee directors of the Company and/or an entity in which the Company owns a substantial ownership interest (such as a subsidiary of the Company). Any shares covered by outstanding options or other equity awards that are forfeited, cancelled or expire after April 15, 2009 without the delivery of shares under NFP’s Amended and Restated 1998 Stock Incentive Plan, Amended and Restated 2000 Stock Incentive Plan, Amended and Restated 2000 Stock Incentive Plan for Principals and Managers, Amended and Restated 2002 Stock Incentive Plan or Amended and Restated 2002 Stock Incentive Plan for Principals and Managers, may also be issued under the 2009 Stock Incentive Plan.

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

The Company has not issued stock-based awards to its principals since the accelerated vesting of certain RSUs in 2010. All stock-based awards that were previously issued to the Company’s principals are classified as liability awards, as principals are non-employees. The Company previously measured the fair value of the liability stock-based awards at the earlier of the date at which the performance was completed or when a performance commitment had been reached. The Company’s stock-based awards to principals did not have disincentives for non-performance other than forfeiture of the award by the principals and therefore the Company measured the fair value of the award when the performance was completed by the principal, which was the completion of the vesting period. The Company accounted for liability classified stock-based awards issued to its principals as part of fees to principals expense in the consolidated statements of income. Liability classified stock-based compensation was adjusted each reporting period to account for subsequent changes in the fair value of NFP’s common stock. The offsetting entry was to accrued liabilities. As of March 31, 2013, the Company does not have any outstanding liability awards.

All stock-based compensation related to firm employees and activities and principals have been included in operating expenses. For the three months ended March 31, 2013 and 2012 stock-based compensation expense was $1.4 million.

As of March 31, 2013, there was approximately $10.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 2.2 years.

Note 9—Non-cash transactions

The following are non-cash activities:

	Three Months Ended March 31,
	2013	2012
Net assets acquired in connection with acquisitions	$184	$69
Stock repurchased, note receivable and satisfaction of an accrued liability in connection with divestitures of acquired firms	—	(88)
Stock repurchased in exchange for satisfaction of a note receivable, due from principals and/or certain entities they own and other assets	—	(114)
Excess tax benefit from stock-based awards exercised/lapsed, net	619	1,073
Stock issued through employee stock purchase plan	197	186
Accrued liability for contingent consideration	—	270
Estimated acquisition earn-out payables recognized as an increase in goodwill	1,028	6,800

Note 10—Commitments and Contingencies

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

Earn-outs

As discussed in “Note 3—Acquisitions and Divestitures,” for acquisitions consummated prior to January 1, 2009, earn-out payables are accounted for as part of the purchase price of the Company’s acquired businesses when the outcome of the contingency is determined beyond a reasonable doubt. Consequently, earn-outs paid to the former owners of the businesses is considered to be additional purchase consideration.

Regarding management contract buyouts, additional incentive payments may also be paid to former principals upon the satisfaction of certain compounded growth rate thresholds following the closing of the transaction. Such payments are expensed through NFP’s consolidated statements of income. The maximum payments associated with these transactions are detailed below:

	2013	2014	2015	2016	2017	Total
Earn-out payables relating to acquisitions	$9,286	$25,694	$8,895	$34,243	$—	$78,118
Additional incentive payments relating to management contract buyouts	—	3,269	363	4,508	363	8,503

Total potential obligations	$9,286	$28,963	$8,895	$38,751	$363	$86,621

As of March 31, 2013, the estimated earn-out payable was $21.1 million, of which $3.9 million was recorded as current liabilities and $17.2 million was recorded as non-current liabilities.

Incentive Plans

As of March 31, 2013, NFP maintained an incentive plan for principals and certain employees of its businesses, the Annual Principal Incentive Plan (the “PIP”). Certain employees also participate in employee-specific bonus programs that are earned on specified growth thresholds.

The PIP is designed to reward the performance of a business based on performance targets and the business’s earnings growth. NFP calculates and includes the expense related to the PIP accrual in fees to principals expense. NFP’s Executive Management Committee, in its sole discretion, is able to adjust any performance target as necessary to account for changed business circumstances.

During the first quarter of 2013, the Company paid out $5.7 million in cash relating to the prior year’s PIP. As of March 31, 2013, the Company has accrued $2.4 million within fees to principals expense relating to the 2013 PIP.

Note 11—Segment Information

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

Financial information relating to NFP’s reportable segments is as follows:

Three Months Ended March 31, 2013	Corporate Client Group	Individual Client Group	Advisor Services Group	Total
Revenue:
Commissions and fees	$122,628	$76,174	$64,669	$263,471

Operating expenses:
Commissions and fees	12,570	17,297	51,147	81,014
Compensation expense—employees	47,042	27,935	4,555	79,532
Fees to principals	15,390	12,610	—	28,000
Non-compensation expense	22,584	14,550	4,990	42,124
Amortization of intangibles	6,230	1,955	216	8,401
Depreciation	1,420	964	598	2,982
Impairment of goodwill and intangible assets	2,571	—	—	2,571
Loss on sale of businesses, net	—	89	—	89
Change in estimated acquisition earn-out payables	708	—	200	908
Management contract buyout	6,733	—	—	6,733

Total operating expenses	115,248	75,400	61,706	252,354

Income from operations	$7,380	$774	$2,963	$11,117

At March 31, 2013	Corporate Client Group	Individual Client Group	Advisor Services Group	Corporate Items and Eliminations	Total
Intangibles, net	$197,866	$96,193	$7,956	$—	$302,015
Goodwill, net	$132,243	$13,492	$12,096	$—	$157,831
Total assets	$515,695	$165,617	$83,678	$124,345	$889,335

Three Months Ended March 31, 2012	Corporate Client Group	Individual Client Group	Advisor Services Group	Total
Revenue:
Commissions and fees	$112,089	$80,593	$61,449	$254,131

Operating expenses:
Commissions and fees	13,334	18,577	50,239	82,150
Compensation expense—employees	38,733	28,113	4,102	70,948
Fees to principals	16,026	13,181	—	29,207
Non-compensation expense	19,465	16,011	4,226	39,702
Amortization of intangibles	5,909	2,366	—	8,275
Depreciation	1,427	1,012	707	3,146
Impairment of goodwill and intangible assets	2,680	548	—	3,228
Loss (Gain) on sale of businesses, net	46	(397)	—	(351)
Change in estimated acquisition earn-out payables	4,466	—	—	4,466
Management contract buyout	3,355	—	—	3,355

Total operating expenses	105,441	79,411	59,274	244,126

Income from operations	$6,648	$1,182	$2,175	$10,005

At December 31, 2012	Corporate Client Group	Individual Client Group	Advisor Services Group	Corporate Items and Eliminations	Total
Intangibles, net	$199,936	$98,149	$8,172	$—	$306,257
Goodwill, net	$125,730	$13,493	$12,096	$—	$151,319
Total assets	$512,302	$185,624	$106,841	$95,092	$899,859

Note 12—Subsequent Events

Thoits Insurance Services, Inc. Acquisition

Subsequent to March 31, 2013, the Company acquired Thoits Insurance Services, Inc. (“Thoits Insurance”). Thoits Insurance will be integrated into NFP Property & Casualty Insurance Services, Inc. The upfront consideration for this acquisition was paid in cash and no stock was issued. Further information related to the accounting for this acquisition has not been disclosed, as the activities required to complete the initial accounting have not been completed as of the issuance date of these consolidated financial statements.

Management Contract Buyout

Subsequent to March 31, 2013, the Company acquired the management company associated with the business of Ikon Communications, Inc., Ikon Financial, Inc., Ikon Insurance, Inc., Ikon Solutions, Inc. and Ikon US, Inc. In connection with the buyout of this management contract, the Company will be recording an approximate expense of $9.5 million in the consolidated statements of income for the three months ending June 30, 2013.

Agreement and Plan of Merger

On April 14, 2013, NFP entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Patriot Parent Corp. (“Parent”), and Patriot Merger Corp., a direct wholly owned subsidiary of Parent (“Merger Sub”), providing for the merger of Merger Sub with and into NFP (the “Merger”), with NFP surviving the Merger as a wholly owned subsidiary of Parent. Parent and Merger Sub are beneficially owned by affiliates of Madison Dearborn Partners, LLC (“Madison Dearborn”).

At the effective time of the Merger, each share of common stock, par value $0.10 per share, of NFP issued and outstanding immediately prior to the effective time of the Merger (other than shares of common stock (i) owned by NFP as treasury stock, (ii) owned by Parent or Merger Sub, (iii) owned by any wholly owned subsidiary of NFP (except as otherwise elected by Parent) and (iv) as to which holders have properly perfected and not withdrawn a demand for appraisal pursuant to the General Corporation Law of the State of Delaware) will be cancelled and converted automatically into the right to receive $25.35 in cash, without interest.

Consummation of the Merger is subject to customary conditions, including without limitation, (i) the approval by the holders of at least a majority of the outstanding shares of common stock, (ii) the expiration or termination of the waiting period applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the approval of FINRA with respect to the indirect change of ownership and control of NFP’s broker-dealer subsidiaries and (iv) the absence of any law or order preventing, prohibiting, enjoining or materially restraining the Merger. The Merger is expected to close in the third quarter of 2013.

NFP has agreed to various customary covenants and agreements, including, among others, covenants (i) to carry on its business in the ordinary course of business during the period between the date of the Merger Agreement and the effective time of the Merger, (ii) not to engage in certain specified transactions or activities during such period without Parent’s prior consent and (iii) to file a proxy statement and, unless the Merger Agreement is terminated, cause a special shareholder meeting to be held regarding the approval of the Merger Agreement. NFP is also subject to customary restrictions on its ability to solicit alternative acquisition proposals from third parties and to provide non-public information to, and participate in discussions and engage in negotiations with, third parties regarding alternative acquisition proposals. However, prior to approval of the Merger by NFP’s shareholders, the solicitation restrictions are subject to a customary “fiduciary-out” provision which allows the Company, under certain circumstances, to provide non-public information to, and participate in discussions and engage in negotiations with, third parties that make an alternative acquisition proposal that the Company’s Board of Directors has determined could reasonably be expected to lead to a Superior Proposal (as defined in the Merger Agreement). In addition, until May 14, 2013, NFP is not required to terminate the access of third parties to non-public information provided prior to the Company’s entry into the Merger Agreement. The parties to the Merger Agreement have also agreed to use their reasonable best efforts to consummate the Merger.

The Merger Agreement contains certain termination rights for NFP and Parent, including the right of the Company, in certain circumstances, to terminate the Merger Agreement and accept a Superior Proposal. In certain circumstances, NFP will be required to pay the reasonable and documented out-of-pocket expenses of Parent, Merger Sub and their financing sources of up to $4.9 million. NFP will be required to pay Parent a termination fee equal to approximately $41.7 million if, among other reasons, the Merger Agreement is terminated by NFP to enter into an acquisition agreement that constitutes a Superior Proposal or by Parent because the Board of Directors of NFP adversely changes its recommendation to shareholders to vote in favor of the Merger. If a termination by NFP to enter into an acquisition agreement that constitutes a Superior Proposal occurs prior to May 14, 2013, or prior to May 29, 2013 if the Merger Agreement is terminated to enter into an acquisition agreement with respect to a Superior Proposal with a third party that makes an alternative acquisition proposal prior to May 14, 2013, a reduced termination fee of approximately $32.1 million will be payable. The Merger Agreement also provides that Parent will be required to pay NFP a reverse termination fee equal to approximately $83.4 million if the Merger Agreement is terminated by NFP because Parent and Merger Sub fail to consummate the Merger under certain circumstances or because Parent or Merger Sub have breached their respective representations, warranties, covenants or other agreements in the Merger Agreement in certain circumstances and have failed to cure such breach within a certain period. Controlled affiliates of Madison Dearborn have provided NFP with a limited guarantee guaranteeing the payment of the reverse termination fee and certain other monetary obligations that may be owed by Parent or Merger Sub pursuant to the Merger Agreement.

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

On April 14, 2013, NFP entered into the Merger Agreement with Parent and Merger Sub, providing for the merger of Merger Sub with and into NFP, with NFP surviving the Merger as a wholly owned subsidiary of Parent. Parent and Merger Sub are beneficially owned by affiliates of Madison Dearborn. See “Note 12—Subsequent Events—Agreement and Plan of Merger” to the Company’s Consolidated Financial Statements (Unaudited) contained in this report. In connection with this Merger, the Company has incurred $0.7 million of transaction related costs during the three months ended March 31, 2013.

Reportable Segments

Corporate Client Group

The CCG is one of the leading corporate benefits advisors in the middle market, offering independent solutions for health and welfare, retirement planning, executive benefits and property and casualty insurance. The CCG serves corporate clients by providing advisory and brokerage services related to the planning and administration of benefits plans that take into account the overall business profile and needs of the corporate client. The CCG accounted for approximately 46.6% and 44.1% of NFP’s revenue for the three months ended March 31, 2013 and 2012, respectively. The CCG has organized its operations by region in order to facilitate the sharing of resources and investments among its advisors to address clients’ needs.

The corporate benefits business line accounted for approximately 79.4% and 77.0% of the CCG’s revenue for the three months ended March 31, 2013 and 2012, respectively. Generally, corporate benefits are available to a broad base of employees within an organization and include products and services such as group medical and disability insurance, group life insurance and retirement planning. The corporate benefits business line consists of both retail and wholesale benefits operations. These businesses have access to tools, resources and comprehensive support services which are provided through NFP Benefits Partners. NFP Benefits Partners is a division of NFP Insurance Services, Inc. (“NFPISI”), a licensed insurance agency and an insurance marketing organization owned by NFP.

The executive benefits business line accounted for approximately 9.6% and 13.1% of the CCG’s revenue for the three months ended March 31, 2013 and 2012, respectively. Executive benefits products and services provide employers with the ability to establish plans that create or reinstate benefits for highly-compensated employees, typically through non-qualified plans or disability plans. Clients may utilize a corporate-owned life insurance funding strategy to finance future compensation due under these plans. The executive benefits business line consists of NFP businesses and other entities that pay membership fees for membership in one of NFP’s marketing and wholesale organizations.

The property and casualty business line accounted for approximately 11.0% and 9.9% of the CCG’s revenue for the three months ended March 31, 2013 and 2012, respectively. Property and casualty products and services provide risk management capabilities to businesses and individuals by protecting against property damage, the associated interruption of business and related expenses, or against other damages incurred in the normal course of operations. In addition to managing their own operations, NFP’s property and casualty resources are positioned to serve NFP’s businesses and members of NFP’s marketing and wholesale organizations with commercial, personal and surety line capabilities.

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

Individual Client Group

The ICG is a leader in the delivery of independent life insurance, annuities, long-term care and wealth transfer solutions for high net worth individuals. In evaluating their clients’ near-term and long-term financial goals, the ICG’s advisors serve wealth accumulation, preservation and transfer needs, including estate planning, business succession, charitable giving and financial advisory services. The ICG accounted for 28.9% and 31.7% of NFP’s revenue for the three months ended March 31, 2013 and 2012, respectively. The ICG operates through its marketing organization, PartnersFinancial, and wholesale life brokerage businesses as well as through its retail life and wealth management business lines.

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

The marketing organization and wholesale life brokerage business line accounted for approximately 51.6% and 52.1% of the ICG’s revenue for the three months ended March 31, 2013 and 2012, respectively. Annual fees are paid for membership in PartnersFinancial, which develops relationships and contracts with selected preferred insurance carriers, earning override commissions when those contracts are used. The ICG is supported by shared service technology investments, a product management department, an advanced case design team, underwriting advocacy specialists, training and marketing services. The Company’s wholesale life brokerage businesses operate through a brokerage general agency model that provides brokers, typically either independent life insurance advisors or institutions, support as needed. The independent life insurance advisors or institutions then distribute life insurance products and services directly to individual clients. The support provided by the wholesale life brokerage businesses may include underwriting, marketing, point of sale, case management, advanced case design, compliance or technical support.

The ICG’s retail life business line accounted for 25.9% and 27.3% of the ICG’s revenue for the three months ended March 31, 2013 and 2012, respectively. The retail life business line provides individual clients with life insurance products and services and consists of NFP-owned businesses.

The ICG’s wealth management business line accounted for 22.5% and 20.6% of the ICG’s revenue for the three months ended March 31, 2013 and 2012, respectively. The ICG’s wealth management business line provides retail financial services to individual clients. This business line consists of NFP-owned businesses.

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

Advisor Services Group

The ASG serves independent financial advisors whose clients are high net worth individuals and companies by offering broker-dealer and asset management products and services through NFPSI, NFP’s corporate registered investment advisor and independent broker-dealer. The ASG attracts financial advisors seeking to provide clients with sophisticated resources and an open choice of products. The ASG accounted for 24.5% and 24.2% of NFP’s revenue for the three months ended March 31, 2013 and 2012, respectively.

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

NFP historically utilized an acquisition model in which at the time of acquisition, the business, the principals (former owners), the Management Company and NFP entered into a management contract. Acquisition price was generally determined by first establishing a business’s earnings before owners’ compensation (“EBOC”). For purposes of determining the earnings split with the principals described below, the business’s EBOC is also referred to as “target earnings.” NFP would then capitalize a portion of the business’s target earnings, referred to as “base earnings,” and maintain a priority earnings position in base earnings on a yearly basis. The principals have a right to receive, in the form of fees to principals, the earnings of the business in excess of base earnings and up to target earnings. Earnings in excess of target earnings are typically shared between NFP and the principals in the same ratio as base earnings to target earnings. Additional earn-outs may be paid to the former owners of the business upon the satisfaction of certain compounded growth rate thresholds following the closing of the acquisition. The principals are subject to certain non-competition and non-solicitation covenants during the term of the management contract and for a period thereafter. Regarding this type of acquisition model, NFP has concluded and disclosed that it maintains the power criterion since the Company directs the activities that impact the underlying economics of the business (see “Note 2—Variable Interest Entities” in the 2012 10-K).

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

Employees

As of March 31, 2013, the Company had approximately 2,950 employees. NFP believes that its relations with the Company’s employees are generally satisfactory. None of the Company’s employees are represented by a union.

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

Information with respect to all sources of revenue, income from operations and Adjusted EBITDA by reportable segment for the three months ended March 31, 2013 and 2012 is presented below (in thousands).

	Three Months Ended
	March 31, 2013	March 31, 2012

Revenue
Commissions and fees
Corporate Client Group	$122,628	$112,089
Individual Client Group	76,174	80,593
Advisor Services Group	64,669	61,449

Total	$263,471	$254,131

Income from operations
Corporate Client Group	$7,380	$6,648
Individual Client Group	774	1,182
Advisor Services Group	2,963	2,175

Total	$11,117	$10,005

Adjusted EBITDA
Corporate Client Group	$24,988	$24,531
Individual Client Group	3,743	4,711
Advisor Services Group	3,977	2,882

Total	$32,708	$32,124

Adjusted EBITDA

The Company reports its financial results in accordance with U.S. GAAP; however, management believes that the evaluation of the Company’s ongoing operating results may be enhanced by a presentation of Adjusted EBITDA, which is a non-GAAP financial measure. Adjusted EBITDA is defined as net income excluding income tax expense; interest income; interest expense; gain on early extinguishment of debt; other, net; amortization of intangibles; depreciation; impairment of goodwill and intangible assets; (gain) loss on sale of businesses, net; the accelerated vesting of, or reversal of previously-recognized expenses related to, certain RSUs; any change in estimated acquisition earn-out payables recorded in accordance with purchase accounting that have been subsequently adjusted and recorded in the consolidated statements of income; the expense related to management contract buyouts and minority interest (income) loss.

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

A reconciliation of Adjusted EBITDA to its U.S. GAAP counterpart on a consolidated and segment basis for the three months ended March 31, 2013 and March 31, 2012 is provided in the tables below. The reconciliation of Adjusted EBITDA per reportable segment does not include the following items, which are not allocated to any of the Company’s reportable segments: income tax expense; interest income; interest expense; gain on early extinguishment of debt and other, net. These items are included in the reconciliation of Adjusted EBITDA to net income on a consolidated basis.

	Consolidated Three Months Ended March 31,
	2013	2012
Adjusted EBITDA Reconciliation
Net income	$4,214	$5,618
Income tax expense	4,915	1,775
Interest income	(604)	(629)
Interest expense	4,206	4,121
Other, net	(1,614)	(880)

Income from operations	$11,117	$10,005
Amortization of intangibles	8,401	8,275
Depreciation	2,982	3,146
Impairment of goodwill and intangible assets	2,571	3,228
Loss (Gain) on sale of businesses, net	89	(351)
Change in estimated acquisition earn-out payables	908	4,466
Management contract buyout	6,733	3,355
Minority interest (income) loss	(93)	—

Adjusted EBITDA	$32,708	$32,124

Adjusted EBITDA as a % of revenue	12.4%	12.6%

	Corporate Client Group Three Months Ended March 31,
	2013	2012
Adjusted EBITDA Reconciliation
Income from operations	$7,380	$6,648
Amortization of intangibles	6,230	5,909
Depreciation	1,420	1,427
Impairment of goodwill and intangible assets	2,571	2,680
Loss on sale of businesses, net	—	46
Change in estimated acquisition earn-out payables	708	4,466
Management contract buyout	6,733	3,355
Minority interest (income) loss	(54)	—

Adjusted EBITDA	$24,988	$24,531

Adjusted EBITDA as a % of revenue	20.4%	21.9%

	Individual Client Group Three Months Ended March 31,
	2013	2012
Adjusted EBITDA Reconciliation
Income from operations	$774	$1,182
Amortization of intangibles	1,955	2,366
Depreciation	964	1,012
Impairment of goodwill and intangible assets	—	548
Loss (Gain) on sale of businesses, net	89	(397)
Minority interest (income) loss	(39)	—

Adjusted EBITDA	$3,743	$4,711

Adjusted EBITDA as a % of revenue	4.9%	5.8%

	Advisor Services Group Three Months Ended March 31,
	2013	2012
Adjusted EBITDA Reconciliation
Income from operations	$2,963	$2,175
Amortization of intangibles	216	—
Depreciation	598	707
Change in estimated acquisition earn-out payables	200	—

Adjusted EBITDA	$3,977	$2,882

Adjusted EBITDA as a % of revenue	6.1%	4.7%

Overview of the three months ended March 31, 2013 compared with the three months ended March 31, 2012

During the three months ended March 31, 2013, revenue increased $9.3 million, or 3.7%, as compared to the three months ended March 31, 2012. The revenue increase was driven by revenue increases within the CCG and ASG of $10.5 million and $3.2 million, respectively, and offset by a revenue decrease of $4.4 million within the ICG. Results in the CCG included commissions and fees revenue from acquisitions of $7.9 million that had no comparable operations in the same period of 2012. Excluding the impact of acquisitions, overall revenue in the CCG increased by $2.6 million due to growth at existing businesses. ASG revenue benefited from an increase in fees relating to registered investment advisory services and an increase in assets under management, partially offset by declines in sales of variable universal life products. Excluding the impact of dispositions within the ICG of $9.2 million, ICG revenue increased by $4.8 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. Results in the ICG were impacted by stronger sales in the high net worth life insurance market and stronger performance in the ICG’s wealth management business line.

Income from operations increased $1.1 million, or 11.1%, during the three months ended March 31, 2013, as compared to the three months ended March 31, 2012. The Company’s income from operations was driven by the impact of acquisitions and growth in existing businesses, offset by the impact of disposed businesses in the ICG. Compensation expense—employee and non-compensation expense also increased but was partially offset by decreases in commissions and fees expense and fees to principals expense. The decline of the change in estimated acquisition earn-out payables was primarily offset by the increase relating to management contract buyouts.

Adjusted EBITDA for the three months ended March 31, 2013 was $32.7 million, compared to $32.1 million for the three months ended March 31, 2012, an increase of 1.8%. As a percentage of revenue, the Adjusted EBITDA margin for the three months ended March 31, 2013 was 12.4% compared to 12.6% in the prior year. CCG Adjusted EBITDA increased with revenue growth from existing businesses as well as from newly-acquired businesses that had no comparable operations during the same period in 2012. ICG Adjusted EBITDA decreased as declines in commissions and fees expense, compensation expense—employees, fees to principals expense, and non-compensation expense were more than offset by declines in revenue. ASG Adjusted EBITDA increased as revenue growth outpaced commission payouts.

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

Fees to principals also include an accrual for certain performance-based incentive amounts payable under the PIP. See “Note 10—Commitments and Contingencies—Incentive Plans” to the Company’s Consolidated Financial Statements (Unaudited) contained in this report.

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

Impairment of goodwill and intangible assets. The Company evaluates its amortizing (long-lived assets) and non-amortizing intangible assets for impairment in accordance with U.S. GAAP. See “Note 4—Goodwill and Other Intangible Assets” to the Company’s Consolidated Financial Statements (Unaudited) contained in this report.

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

Incentive Plans

NFP views incentive plans as an essential component in compensating principals and as a way to activate growth across the Company. For a more detailed discussion of the PIP, see “Note 10—Commitments and Contingencies—Incentive Plans” to the Company’s Consolidated Financial Statements (Unaudited) contained in this report.

Three months ended March 31, 2013 compared with the three months ended March 31, 2012

Corporate Client Group

The CCG accounted for 46.6% of NFP’s revenue for the three months ended March 31, 2013. The financial information below relates to the CCG for the periods presented:

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Revenue:
Commissions and fees	$122,628	$112,089	$10,539	9.4%

Operating expenses:
Commissions and fees	12,570	13,334	(764)	-5.7%
Compensation expense—employees	47,042	38,733	8,309	21.5%
Fees to principals	15,390	16,026	(636)	-4.0%
Non-compensation expense	22,584	19,465	3,119	16.0%
Amortization of intangibles	6,230	5,909	321	5.4%
Depreciation	1,420	1,427	(7)	-0.5%
Impairment of goodwill and intangible assets	2,571	2,680	(109)	-4.1%
Loss on sale of businesses, net	—	46	(46)	N/M
Change in estimated acquistion earn-out payables	708	4,466	(3,758)	-84.1%
Management contract buyout	6,733	3,355	3,378	100.7%

Total operating expenses	115,248	105,441	9,807	9.3%

Income from operations	$7,380	$6,648	$732	11.0%

Commission expense ratio	10.3%	11.9%
Total compensation expense ratio	50.9%	48.9%
Non-compensation expense ratio	18.4%	17.4%

N/M indicates the metric is not meaningful

Summary

Income from operations. Income from operations increased $0.7 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. Income from operations increased primarily due to an increase in revenue, driven by both newly-acquired businesses and growth at existing businesses, along with decreases in commissions and fees expense, fees to principals, and change in estimated acquisition earn-out payables. These factors were partially offset by increases in compensation expense—employees, non-compensation expense, and management contract buyout.

Revenue

Commissions and fees. Commissions and fees revenue for the three months ended March 31, 2013 increased $10.5 million as compared to the same period in 2012, of which approximately $7.9 million represented commissions and fees revenue from the net impact of acquisitions and dispositions affecting the current period. Excluding this impact, overall revenue in the CCG increased by $2.6 million due to net growth at existing businesses.

Operating expenses

Commissions and fees. Commissions and fees expense decreased $0.8 million for the three months ended March 31, 2013 compared with the same period in 2012, of which approximately $0.1 million represented commissions and fees expense from the net impact of acquisitions and dispositions affecting the current period. Excluding this impact, overall commissions and fees expense in the CCG decreased by $0.9 million and was largely attributable to a decline in production at a lower margin business.

The commission expense ratio declined to 10.3% for the three months ended March 31, 2013 from 11.9% compared with the same period on 2012 largely attributable to the acquisition of a business that has little commission expense associated with its revenue production.

Compensation expense—employees. Compensation expense—employees increased $8.3 million for the three months ended March 31, 2013 compared with the same period in 2012. Approximately $3.5 million of the increase was due to compensation expense—employees from the net impact of acquisitions and dispositions affecting the current period. Excluding this impact, compensation expense—employees in the CCG increased by $4.8 million, due to increased production-based compensation, increases in headcount at existing businesses, increases in salaries and wages and certain management contract buyouts, in which fees to principals expense was converted into compensation expense—employees.

Fees to principals. Fees to principals decreased $0.6 million for the three months ended March 31, 2013 compared with the same period in 2012. The decrease was primarily the result of management contract buyouts and restructures, in which fees to principals expense was converted into compensation expense—employees.

The total compensation expense ratio was 50.9% for the three months ended March 31, 2013 compared with 48.9% for the same period in 2012. The increase in total compensation expense ratio was attributable to a growth rate in compensation expense that exceeded the growth in revenue.

Non-compensation expense. Non-compensation expense increased $3.1 million for the three months ended March 31, 2013 compared with the same period in 2012. Approximately $0.7 million of the increase represented non-compensation expense from the net impact of acquisitions and dispositions affecting the current period. After this impact, non-compensation expense increased by $2.4 million, due to increases in professional fees.

The non-compensation expense ratio was 18.4% for the three months ended March 31, 2013 compared with 17.4% for the three months ended March 31, 2012.

Impairment of goodwill and intangible assets. The impairment of goodwill and intangible assets of $2.6 million for the three months ended March 31, 2013 related to two management contract buyouts. The impairment of goodwill and intangible assets of $2.7 million for the three months ended March 31, 2012 related to one management contract buyout.

Loss on sale of businesses. During the three months ended March 31, 2012, the CCG recognized a loss of less than $0.1 million on the disposition of one business. During the three months ended March 31, 2013, there were no such dispositions.

Change in estimated acquisition earn-out payables. During the three months ended March 31, 2013, the CCG recognized $0.7 million of an expense related to net adjustments in the estimated fair market values of earn-out obligations related to the revised projections of future performance and the actual results for certain acquisitions completed in 2011 and 2012. The fair values of the estimated acquisition earn-out payables decreased during the three months ended March 31, 2013 as compared with the same period in 2012, primarily due to the revised projections of future performance offset by the accretion of the discount recorded for earn-out obligations associated with prior acquisitions.

Management contract buyout. The purchase of a Management Company or a principal’s economic interest in the management contract results in the termination of the management contract. The termination of the management contract is treated for accounting purposes as the settlement of an executory contract and the upfront consideration payment to each principal is expensed in the consolidated statements of income through management contract buyout. Earn-out payments that have no requirement of continued employment are also expensed in the consolidated statements of income through management contract buyout. During the three months ended March 31, 2013, the CCG recognized a $4.0 million expense related to guaranteed payments made in connection with two management contract buyouts, and an additional $2.7 million expense related to the accrual of an earn-out for two management contract buyouts. During the three months ended March 31, 2012, the CCG recognized a $3.4 million expense related to two management contract buyouts.

Individual Client Group

The ICG accounted for 28.9% of NFP’s revenue for the three months ended March 31, 2013. The financial information below relates to the ICG for the periods presented:

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Revenue:
Commissions and fees	$76,174	$80,593	$(4,419)	-5.5%

Operating expenses:
Commissions and fees	17,297	18,577	(1,280)	-6.9%
Compensation expense—employees	27,935	28,113	(178)	-0.6%
Fees to principals	12,610	13,181	(571)	-4.3%
Non-compensation expense	14,550	16,011	(1,461)	-9.1%
Amortization of intangibles	1,955	2,366	(411)	-17.4%
Depreciation	964	1,012	(48)	-4.7%
Impairment of goodwill and intangible assets	—	548	(548)	N/M
Loss (Gain) on sale of businesses, net	89	(397)	486	-122.4%

Total operating expenses	75,400	79,411	(4,011)	-5.1%

Income from operations	$774	$1,182	$(408)	-34.5%

Commission expense ratio	22.7%	23.1%
Total compensation expense ratio	53.2%	51.2%
Non-compensation expense ratio	19.1%	19.9%

Summary

Income from operations. Income from operations decreased $0.4 million for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012. The decrease in income from operations was due to a decrease in revenue primarily due to dispositions of businesses. This decrease was partially offset by an overall decrease in operating expenses, in particular commissions and fees expense, fees to principals, non-compensation expense and impairment of goodwill and intangible assets.

Revenue

Commissions and fees. Commissions and fees revenue decreased $4.4 million for the three months ended March 31, 2013 as compared to the same period in 2012. Excluding the impact of dispositions of $9.2 million, revenue from existing businesses within the ICG increased by $4.8 million. Results in existing businesses in the ICG were impacted by stronger sales in the high net worth life insurance market and stronger performance in the ICG’s wealth management business line.

Operating expenses

Commissions and fees. Commissions and fees expense decreased $1.3 million for the three months ended March 31, 2013 as compared to the same period in 2012. Excluding the impact of dispositions of $4.3 million, commissions and fees expense from existing businesses increased by $3.0 million. The commission expense ratio was 22.7% for the three months ended March 31, 2013 compared with 23.1% for the three months ended March 31, 2012.

Compensation expense—employees. Compensation expense—employees decreased $0.2 million for the three months ended March 31, 2013 as compared to the same period in 2012. Excluding the impact from dispositions of $1.4 million, compensation expense—employees increased by $1.2 million due to increases in headcount in certain businesses and variable compensation paid to employees within performing businesses.

Fees to principals. Fees to principals decreased $0.6 million for the three months ended March 31, 2013 as compared to the same period in 2012. Excluding the impact of dispositions of $0.9 million, overall fees to principals increased by $0.3 million. The increase is a result of improved earnings performance in certain businesses.

Non-compensation expense. Non-compensation expense decreased $1.5 million for the three months ended March 31, 2013 as compared to the same period in 2012. Disposed businesses contributed to a decline of $1.3 million in non-compensation expense.

Amortization of intangibles. Amortization expense declined $0.4 million for the three months ended March 31, 2013 compared with the same period in 2012. Amortization expense declined as a result of a 24.2% decrease in amortizing intangible assets resulting primarily from dispositions and impairments.

Impairment of goodwill and intangible assets. Impairment of goodwill and intangible assets decreased $0.5 million for the three months ended March 31, 2013 compared with the same period in 2012. The impairments of $0.5 million, during the three months ended March 31, 2012 related to two disposed businesses. During the three months ended March 31, 2013, there were no such disposals.

Gain on sale of businesses. The loss of $0.1 million, during the three months ended March 31, 2013, relates to post-closing adjustments for a business disposed in the fourth quarter of 2012. During the three months ended March 31, 2012, the ICG recognized a net gain from the disposition of three businesses of $0.4 million.

Advisor Services Group

The ASG accounted for 24.5% of NFP’s revenue for the three months ended March 31, 2013. The financial information below relates to the ASG for the periods presented:

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Revenue:
Commissions and fees	$64,669	$61,449	$3,220	5.2%

Operating expenses:
Commissions and fees	51,147	50,239	908	1.8%
Compensation expense—employees	4,555	4,102	453	11.0%
Non-compensation expense	4,990	4,226	764	18.1%
Amortization of intangibles	216	—	216	N/M
Depreciation	598	707	(109)	-15.4%
Change in estimated acquistion earn-out payables	200	—	200	N/M

Total operating expenses	61,706	59,274	2,432	4.1%

Income from operations	$2,963	$2,175	$788	36.2%

Commission expense ratio	79.1%	81.8%
Total compensation expense ratio	7.0%	6.7%
Non-compensation expense ratio	7.7%	6.9%

Summary

Income from operations. Income from operations increased $0.8 million for the three months ended March 31, 2013, as compared to the same period in 2012. The increase in income from operations was due to an increase in revenue partially offset by an overall increase in operating expenses, particularly commissions and fees expense, compensation expense—employees and non-compensation expense.

Revenue

Commissions and fees. Commissions and fees revenue increased $3.2 million for the three months ended March 31, 2013, as compared to the same period in 2012. Results in the ASG were driven by an increase in registered investment advisory fees and an increase in assets under management, offset by declines in sales of variable universal life products. Assets under management for the ASG increased 12.0% to $11.4 billion as of March 31, 2013, compared to $10.1 billion as of March 31, 2012.

Operating expenses

Commissions and fees. Commissions and fees expense increased $0.9 million for the three months ended March 31, 2013, as compared to the same period in 2012. The increase in commission payouts at the ASG was proportional to the increase in revenue. The decrease of the commission expense ratio is related to the acquisition of The Fusion Financial Group, LLC (“Fusion”), in which prior commissions and fees expense paid by the Company ceased pursuant to the acquisition in the second quarter of 2012 as well as a decline in sales of variable universal life products.

Compensation expense—employees. Compensation expense—employees increased $0.5 million for the three months ended March 31, 2013, as compared to the same period in 2012 due to increases in salaries as well as headcount. The total compensation expense ratio was 7.0% for the three months ended March 31, 2013 and 6.7% for the three months ended March 31, 2012.

Non-compensation expense. Non-compensation expense increased $0.8 million for the three months ended March 31, 2013, as compared to the same period in 2012. The non-compensation expense ratio was 7.7% for the three months ended March 31, 2013, as compared with 6.9% for the three months ended March 31, 2012. The increase primarily related to the acquisition of Fusion, and increases in professional fees, insurance premiums and arbitration and legal settlements.

Amortization of intangibles. Amortization expense relates to the intangibles recognized as a result of the Fusion acquisition.

Corporate Items

The financial information below relates to items not allocated to any of NFP’s three reportable segments for the periods presented:

	Three Months Ended March 31,
	2013	2012	$ Change	% Change
Consolidated income from operations	$11,117	$10,005	$1,112	11.1%
Interest income	604	629	(25)	-4.0%
Interest expense	(4,206)	(4,121)	(85)	2.1%
Other, net	1,614	880	734	83.4%

Non-operating income and expenses, net	(1,988)	(2,612)	624	-23.9%
Income before income taxes	9,129	7,393	1,736	23.5%
Income tax expense	4,915	1,775	3,140	176.9%

Net income	$4,214	$5,618	$(1,404)	-25.0%
Net income (non-controlling interests)	(63)	—	(63)	N/M

Net income (controlling interest)	$4,151	$5,618	$(1,467)	-26.1%

Interest income. Interest income decreased less than $0.1 million for the three months ended March 31, 2013, as compared to the same period in 2012. Interest income decreased mainly due to the satisfaction of certain promissory notes.

Interest expense. Interest expense increased $0.1 million for the three months ended March 31, 2013, as compared to the same period in 2012. Interest expense increased primarily due to an increase in accretion of the 2010 Notes.

Other, net. Other, net, which primarily consists of income from equity method investments, rental income and net expenses relating to the settlement or reserving of legal matters, increased $0.7 million for the three months ended March 31, 2013, as compared to the same period in 2012. The increase in other, net was due to a $1.0 million charge relating to loss contingencies during the first quarter of 2012, whereas no such charge existed in the current quarter.

Income tax expense. Income tax expense was $4.9 million for the three months ended March 31, 2013, compared with income tax expense of $1.8 million for the three months ended March 31, 2012. The effective tax rate for the three months ended March 31, 2013 was 53.8%. This compared with an effective tax rate of 24.0% for the three months ended March 31, 2012. The 2013 effective tax rate was higher than the combined federal and state statutory tax rate primarily because of the impact of planned management contract buyouts on estimated annual pre-tax book income. The effective tax rate for the three months ended March 31, 2013 was higher than the effective tax rate for the three months ended March 31, 2012 primarily due to a decrease in unrecognized tax benefits during the first quarter of 2012, and a higher proportion of non-deductible expenses to the estimated annual pre-tax book income for 2013.

Net income (non-controlling interests). The net income associated with non-controlling interests primarily relates to the 70% membership interest in BFG; Brady retains the remaining 30% ownership.

Liquidity and Capital Resources

Liquidity refers to the ability of an enterprise to generate adequate cash to meet its needs for cash. NFP derives liquidity primarily from cash generated by the Company’s businesses and from financing activities. For a detailed discussion of NFP’s recapitalization transactions, see “Note 7—Borrowings” in the 2012 10-K. The Company’s ability to access capital is subject to the restrictions in the 2013 Credit Facility; see “Risk Factors—The Company’s business may be adversely affected by restrictions and limitations under its credit facility. Changes in the Company’s ability to access capital could adversely affect the Company’s operations” in the 2012 10-K.

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

In 2013 cash flow was sufficient to fund fees to principals of firms that performed in excess of target earnings as receivables from 2012 were collected and estimated tax payments were lower than the prior year. In addition, the cash balance on hand at the beginning of the year was higher than it had been in the previous several years.

A summary of the changes in cash flow data is provided as follows:

	Three Months Ended March 31,
(in thousands)	2013	2012
Net cash flows provided by (used in):
Operating activities	$21,174	$(14,585)
Investing activities	(10,259)	(34,526)
Financing activities	(7,300)	(530)
Effect of exchange rate changes on cash and cash equivalents	(25)	—

Net (decrease) increase in cash and cash equivalents	3,590	(49,641)
Cash and cash equivalents—beginning of period	88,500	135,239

Cash and cash equivalents—end of period	$92,090	$85,598

On February 6, 2013, NFP terminated the 2010 Credit Facility and entered into the 2013 Credit Facility. As the Company’s financing needs evolve, as capital market conditions change or as the general economic environment fluctuates, NFP reviews its capital structure and its access to capital and the credit markets.

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

On February 6, 2012, the Board authorized the 2012 Share Repurchase Program. The timing and actual number of shares repurchased under the 2012 Share Repurchase Program will depend on a variety of factors, including the limitations under NFP’s credit facility, capital availability, share price and market conditions. Through March 31, 2013, 830,537 shares were repurchased under this program at an average cost of $14.19 per share and a total cost of approximately $11.8 million. As of March 31, 2013, there remained an aggregate of approximately $38.2 million available for repurchases under the 2012 Share Repurchase Program. The Company currently intends to hold the repurchased shares as treasury stock. For the three months ended March 31, 2013, NFP did not reacquire any shares relating to this program. See also “Note 8—Stockholders’ equity” to the Company’s Consolidated Financial Statements (Unaudited) contained in this report.

Operating Activities

During the three months ended March 31, 2013, cash provided by operating activities was approximately $21.2 million compared with cash used in operating activities of $14.6 million for the three months ended March 31, 2012. The increase in operating cash flow for the three months ended March 31, 2013 as compared with the prior period was primarily due to an increase in cash received from customers, a decrease in fees paid to principals, and a decrease in estimated tax payments. During the fourth quarter of 2012, the Company advanced $9.0 million in fees to principals that would have otherwise been paid in the first quarter of 2013.

Some of the Company’s businesses maintain premium trust accounts in a fiduciary capacity, which represent payments collected from policyholders on behalf of carriers. These funds cannot be used for general corporate purposes, and should not be considered a source of liquidity for the Company. Funds held in these accounts are invested in cash, cash equivalents and securities purchased under resale agreements overnight. At March 31, 2013, the Company had cash, cash equivalents and securities purchased under resale agreements in premium trust accounts listed as fiduciary funds on its balance sheet of $84.0 million, an increase of $4.0 million from the balance of $80.0 million as of March 31, 2012, offset by a corresponding premium payable to carriers of $84.7 million at March 31, 2013 compared with $77.9 million at March 31, 2012. Changes in these accounts are the result of timing of payments collected from insureds on behalf of insurance carriers.

Investing Activities

During the three months ended March 31, 2013, cash used in investing activities was $10.3 million, which was due to $8.4 million paid as payments for acquisitions, net of cash acquired and $1.9 million paid for purchases of property and equipment. During the three months ended March 31, 2012, cash used in investing activities was $34.5 million, which was primarily due to $1.3 million paid for purchases of property and equipment offset by $0.4 million of cash received from the disposal of businesses, approximately $27.1 million paid as payments for acquisitions, net of cash acquired and $6.5 million paid for earn-out payments.

Financing Activities

During the three months ended March 31, 2013, cash used in financing activities was approximately $7.3 million compared with $0.5 million during the prior year period. Cash used in financing activities during the three months ended March 31, 2013 consisted mainly of payments on acquisition earn-out payables of $3.1 million and net payments for stock-based awards, including shares cancelled to pay withholding taxes of $1.3 million and fees associated with the 2013 Credit Facility in the amount of $2.8 million.

Off-Balance Sheet Arrangements

Off-balance sheet arrangements, as defined by the SEC, include certain contractual arrangements pursuant to which a company has an obligation, such as certain contingent obligations, certain guarantee contracts, retained or contingent interest in assets transferred to an unconsolidated entity, certain derivative instruments classified as equity or material variable interests in unconsolidated entities that provide financing, liquidity, market risk or credit risk support. Disclosure is required for any off-balance sheet arrangements that have, or are reasonably likely to have, a material current or future effect on the Company’s financial condition, results of operations, liquidity or capital resources. The Company does not generally enter into off-balance sheet arrangements, as defined, other than those described in “Note 10—Commitments and Contingencies” to the Consolidated Financial Statements (Unaudited) contained in this report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to various market risks in its daily operations. Changes in interest rates, creditworthiness, the solvency of counterparties, liquidity in the market, equity securities pricing, or other market conditions could have a material impact on the Company’s results of operations.

In connection with the 2013 Credit Facility, NFP is exposed to changes in the benchmark interest rate, which is the London Interbank Offered Rate (“LIBOR”). The Swap, originally executed in connection with the 2010 Credit Facility to hedge $50.0 million of general corporate variable debt based on one-month LIBOR, remains in place to hedge against changes in LIBOR in connection with the 2013 Credit Facility. The Swap has been designated as a hedging instrument in a cash flow hedge of interest payments on $50.0 million of borrowings under the term loan portion of the 2013 Credit Facility by effectively converting a portion of the variable rate debt to a fixed rate basis. The Company manages the Swap’s counterparty exposure by considering the credit rating of the counterparty, the size of the Swap and other financial commitments and exposures between the Company and the counterparty. The Swap is transacted under International Swaps and Derivatives Association (ISDA) documentation. See “Note 7—Derivative Instruments and Hedging Activities” to the Company’s Consolidated Financial Statements (Unaudited) contained in this report.

Based on the weighted average borrowings under NFP’s 2010 and 2013 Credit Facility a change in short-term interest rates of 100 basis points would have affected the Company’s pre-tax income by approximately $1.2 million in 2013 and 2012.

The Company is further exposed to short-term interest rate risk because it holds cash and cash equivalents. These funds are denoted in fiduciary funds—restricted related to premium trust accounts. These funds cannot be used for general corporate purposes and should not be considered a source of liquidity for the Company. Based on the weighted average amount of cash, cash equivalents and securities held in fiduciary funds—restricted related to premium trust accounts, a change in short-term interest rates of 100 basis points would have affected the Company’s pre-tax income by approximately $1.8 million in 2013 and 2012.

The Company is exposed to credit risk from over-advanced fees to principals paid to principals and promissory notes related thereto. The Company records a reserve for its promissory notes and over-advanced fees to principals based on historical experience and expected trends. The Company also performs ongoing evaluations of the creditworthiness of its principals based on the firms’ business activities. If the financial condition of the Company’s principals were to deteriorate, resulting in an inability to make payment, additional allowances may be required. See “Note 5—Notes receivable, net” to the Company’s Consolidated Financial Statements (Unaudited) contained in this report.

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

Finally, in connection with the offering of the 2010 Notes, NFP entered into the convertible note hedge and warrant transactions. Such convertible note hedge and warrant transactions are intended to lessen or eliminate the potential dilutive effect of the conversion feature of the 2010 Notes on NFP’s common stock. See “Note 6—Borrowings—Issuance of 2010 Notes” to the Company’s Consolidated Financial Statements (Unaudited) contained in this report.

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

Part II—Other Information

Item 1. Legal Proceedings

The information set forth under “Note 10—Commitments and Contingencies—Legal matters” to the Company’s Consolidated Financial Statements (Unaudited) included in Part I, Item 1 of this report is incorporated herein by reference.

Item 1A. Risk Factors

There are a number of risks and uncertainties associated with the Merger. Failure to complete the Merger could negatively impact NFP’s business, financial condition, results of operations or stock price.

A number of risks and uncertainties are associated with the proposed Merger. For example, the Merger may not be consummated in the time frame or manner currently anticipated or at all, as a result of several factors, including the failure of one or more of the Merger Agreement’s closing conditions, potential litigation relating to the Merger, the diversion of management’s attention from the Company’s ongoing business operations, the failure of Madison Dearborn to obtain the necessary financing to complete the acquisition, or the effect of the announcement of the acquisition on the Company’s business relationships, operating results and business generally. The failure of the Merger to close, or a delay in its closing, may have a negative impact on the Company’s ability to pursue alternative strategic transactions or implement business plans. In addition, there can be no assurance that the approvals of NFP’s stockholders will be obtained, that the approval of FINRA with respect to the indirect change in ownership of the Company’s broker-dealer subsidiaries will be obtained, or that the other conditions to the closing of the Merger will be satisfied or, to the extent permitted, waived, or that other events will not intervene to delay or result in the termination of the Merger.

Whether or not the Merger is completed, prior to the completion of the Merger, the Company will be subject to several risks, including: NFP’s employees may experience uncertainty about their future roles with NFP, which might adversely affect NFP’s ability to retain and hire key personnel and other employees; and customers and other parties with whom the Company maintains business relationships may experience uncertainty about the Company’s future and seek to alter their business relationships with the Company. If the Merger is not completed, NFP may be required to pay a termination fee equal to approximately $41.7 million if the Merger Agreement is terminated under certain circumstances; the Company would not realize any of the anticipated benefits of having completed the Merger; and the price of NFP’s common stock may decrease to the extent that the current market price of the common stock reflects an assumption that the Merger will be consummated.

NFP has incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger, and these fees and costs are payable by NFP whether or not the Merger is consummated.

NFP may be subject to litigation initiated in connection with the Merger, which could be time consuming and divert the resources and the attention of management.

NFP and/or the individual members of NFP’s board of directors may be named as defendants in certain lawsuits relating to the Merger Agreement and the proposed Merger. The lawsuits would generally allege that the directors breached their fiduciary duties by engaging in a flawed sales process, by approving an inadequate price, and by agreeing to provisions that would allegedly preclude another interested buyer from making a financially superior proposal to acquire the company. The defense of any such lawsuits may be expensive and may divert management’s attention and resources, which could adversely affect the Company’s business results of operations and financial condition.

If the Merger occurs, NFP’s stockholders will not benefit from any appreciation in the Company’s business following the closing of the Merger.

If the Merger occurs, NFP will cease to be a public company. Consequently, its stockholders will no longer participate in any future earnings or growth of the Company and, therefore, will not benefit from any appreciation in the Company’s value, including any appreciation in value that could be realized as a result of improvements to operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Securities

Since January 1, 2013 and through March 31, 2013, NFP has not issued any unregistered securities related to acquisition of firms, contingent consideration and other.

Since April 1, 2013 and through May 3, 2013, NFP did not issue any common stock relating to contingent consideration.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 – January 31, 2013	—	$—	—	$38,230,000
February 1, 2013 – February 28, 2013	—	—	—	38,230,000
March 1, 2013 – March 31, 2013	—	—	—	38,230,000

Total	—	—	—	38,230,000

Item 6. Exhibits

Exhibit No.	Description

10.1*	National Financial Partners Corp. 2012 Change in Control Severance Plan Participation Schedule of Donna J. Blank, dated April 19, 2013

10.2*	National Financial Partners Corp. 2012 Change in Control Severance Plan Participation Schedule of Michael N. Goldman, dated April 19, 2013

10.3*	National Financial Partners Corp. 2012 Change in Control Severance Plan Participation Schedule of Douglas W. Hammond, dated April 19, 2013

10.4*	National Financial Partners Corp. 2012 Change in Control Severance Plan Participation Schedule of Edward G. O’Malley, dated April 19, 2013

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

National Financial Partners Corp.

Signature	Title	Date

/S/ JESSICA M. BIBLIOWICZ	Chairman and Chief Executive Officer	May 3, 2013
Jessica M. Bibliowicz

/S/ DONNA J. BLANK	Executive Vice President and Chief Financial Officer	May 3, 2013
Donna J. Blank

EXHIBIT INDEX

Exhibit No.	Description

10.1*	National Financial Partners Corp. 2012 Change in Control Severance Plan Participation Schedule of Donna J. Blank, dated April 19, 2013

10.2*	National Financial Partners Corp. 2012 Change in Control Severance Plan Participation Schedule of Michael N. Goldman, dated April 19, 2013

10.3*	National Financial Partners Corp. 2012 Change in Control Severance Plan Participation Schedule of Douglas W. Hammond, dated April 19, 2013

10.4*	National Financial Partners Corp. 2012 Change in Control Severance Plan Participation Schedule of Edward G. O’Malley, dated April 19, 2013

12.1*	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Dividends

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition

*	Filed herewith
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed furnished and not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed furnished and not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.